Form 10-K
period 1997-09-30
CENTURY PACIFIC FINANCIAL CORP
filed 2000-01-13
CIK 791770

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
     (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _________ to _________

                         Commission file number 0-16075


                      CENTURY PACIFIC FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          DELAWARE                                                86-0449546
 ---------------------------                                 -------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
     of Incorporation)                                       Identification No.)

1422 N. 44th Street, #211, Phoenix, AZ                              85008
----------------------------------------                          ----------
(Address of Principal Executive Offices)                          (Zip Code)

                                  602-267-7007
                  --------------------------------------------
                  (Issuer's Telephone No. Including Area Code

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                     13,316,894 Common Stock .0400 par value

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The issuer's revenues for the fiscal year ended September 30, 1997 were $41,873.

     The aggregate market value of the common equity stock held by non-affiliates of the registrant based on the average bid and asked price of the common stock on September 30, 1997 was unknown. Directors, officers and ten percent or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     The number of shares outstanding of the issuer's common equity as of September 30, 1997 was as follows: 13,316,894 shares of common stock.

     Transitional Small business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
  Item 1  - Description of Business                                           3
  Item 2  - Properties                                                        6
  Item 3  - Legal Proceedings                                                 6
  Item 4  - Submission of Matters to a vote of Security Holders               6

PART II
  Item 5  - Market for the Registrant's Common Equity Securities and
            Related Stockholder Matters                                       7
  Item 6  - Management's Discussion and Analysis of Plan of Operation
             and Selected Financial Data                                      7
  Item 7  - Capital Resources and Liquidity                                   9
  Item 8  - Audit Committee                                                   9
  Item 9  - Disagreements on Accounting and Financial Disclosure              9

PART III
  Item 10 - Directors, Executive Officers and Control Persons; Compliance
            with Section 16(a) of the Exchange Act                           10
  Item 11 - Executive Compensation                                           10
  Item 12 - Security Ownership of Certain Beneficial Owners and Management   11
  Item 13 - Certain Relationships and Related Transactions                   11

PART IV
  Item 14 - Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                                         12

SIGNATURES                                                                   13

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                   14

INDEX TO EXHIBITS                                                            22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Century Pacific Financial Corporation (the "Company" or "Century") is a holding company that was formed in 1982 and commenced operations in 1984. It provides through its principal subsidiaries a range of financial and personal services. Century and its two subsidiaries are hereinafter referred to as the "Company". The remaining subsidiaries of Century include Century Pacific Fidelity Corporation (Fidelity) and Century Pacific Investment Management Corporation (Century Management).

     Century has received revenue from a regional investment banking and securities brokerage business operated under its principal officer's license through an independent contractor agreement with a regional securities firm. Its principal officer is registered as a securities representative and principal in 16 states and his primary activities include acting as a stock broker in most types of investment securities and options.

     The Company maintains its corporate headquarters in a leased office located at 1422 N. 44th Street, Suite 211, Phoenix, AZ 85008. Approximately 300 accounts are serviced by account executives. No single client accounts for a material percentage of the total revenue.

REVENUES BY SOURCE

SECURITIES ACTIVITIES

     The Company's revenues since inception have been derived principally from commissions on transactions in exchange-listed and over-the-counter stocks, options, and corporate and government bonds. Markups are also earned as a result of principal transactions in exchange-listed and over-the-counter stocks, municipal, corporate and government bonds. Investment banking participations also result in revenue from dealer reallowances.

     Century's business activities were sharply curtailed by the closure of all business activities maintained by several previously existing subsidiaries and their subsequent filings for either Chapter 7 or 11 bankruptcy protection. Century itself has been operating under Chapter 11 administrative surveillance since January 29, 1996, however, the recent filing of a Disclosure statement and a Plan of Reorganization with the Federal Bankruptcy Court, Arizona District, initiates action that should result in release from bankruptcy and settlement of all existing debts within a reasonable period of time. During the bankruptcy term, the Company has been able to pay current expenses from existing revenues. Management has been approached with merger and or acquisition proposals several times, however, actions regarding such proposals will be postponed until successful release from Chapter 11 protection.

     Plans for the future are targeted for growth and profitability in the areas of financial services and reestablishment of a subsidiary to export and import "big ticket" machinery and electronic equipment.

     The following table shows revenues by source for the Company's last fiscal year.

                               Revenues by Source

                                                                  Year ended
                                                              September 30, 1997
                                                              ------------------
SECURITIES ACTIVITIES:
    Commissions & principal transaction markups                     38,755

INSURANCE ACTIVITIES:
    Commissions                                                      1,221

SECURITIES OWNED:
    Interest, dividends and proceeds from trading activities         1,897

OTHER:
    Export-import activities                                          None

TOTAL REVENUES:                                                     41,873

REVENUES BY SEGMENT (DISCUSSION)

     Because of the interdependence of the Company's various subsidiaries and since the Company relies upon substantially the same personnel and facilities in connection with all of its revenue-producing operations and does not maintain separate accounting for expenses shared by the various subsidiaries, the company does not believe that a meaningful allocation of expenses can be made among the company's business segments so as to reflect the percentage contribution to consolidated net income of each component of the Company's operations. Fidelity and Century Management were dormant during this fiscal year.

COMMISSIONS

     Securities transactions for individuals and institutional investors, where the registered broker acts on an agency basis, generate securities commission revenues. Commissions are charged on both exchange and over-the-counter agency transactions for individual customers in accordance with an established schedule, which may change from time to time. In certain cases, discounts from the schedule may be granted to customers. Securities commissions result in part from executing transactions in listed stocks and bonds and the company also realizes commission revenue when the trade is executed on an agency basis in over-the-counter securities. A substantial portion of the commission revenues generated by the company is attributable to individual investors.

     The independent contractor office operated and managed by Mr. Phillips under his license has a policy of charging a $50 minimum commission on equity trades and a $75 minimum on bond trades. These minimums tend to limit the number of trades in small quantities or small dollar amounts. It is a matter of policy not to effect transactions in commodity or financial futures contracts.

     Reduced volume on the securities, and options markets typically results in lower commissions generated. Since the level of fixed costs is relatively insensitive to the level of revenues on a short-term basis, profitability can be dramatically affected in periods of greater or reduced market volume.

     Securities transactions with clients are generally made on either a cash or a margin basis. In a margin transaction, the client is loaned part of the total purchase price of the securities. Minimum initial and maintenance margin requirements are prescribed by Federal Reserve Board and are enforced by Securities and Exchange Commission regulation.

PRINCIPAL TRANSACTIONS AND TRADING PROFITS

     The level of positions carried in Century's trading account may fluctuate significantly. The size of the securities positions on any one date may not be representative of the Company's exposure on any other date because the securities positions vary substantially depending upon economic and market conditions, the allocation of capital among types of inventories, and general capital availability.

COMPETITION

     The Company is engaged in highly competitive businesses. Its services and potential products are similar to those supplied or capable of being supplied by a number of companies, some of which have substantially greater financial and technological resources, and production and marketing capabilities. Principal competitive factors include (1) size of the firm, (2) the capability of technical and sales staff, (3) the capacity to be innovative and (4) quick response time. Each of the Company's competitors are directly competitive with most of the Company's services or products.

EMPLOYEE HIRING PRACTICES, ADMINISTRATION, AND OPERATIONS

EMPLOYEE HIRING PRACTICES

     The company has two employees, of whom one has managerial responsibilities, while the other has administrative duties only. Two account executives that work as independent contractors under Mr. Phillips' supervision also generate some revenue.

     The Company considers its employee relations to be good and believes that its compensation and employee benefits are competitive with those offered by other firms.

     The Company functions as an equal opportunity employer.

ADMINISTRATION

     YEAR 2000 ISSUE: The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all computerized data processing systems to recognize the date change from December 31, 1999, to January 1, 2000, and, like other companies, has assessed its computer applications and business procedures to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, payment systems, and other, is ongoing. Initial contact with these external entities is expected to be completed by the fourth quarter of 1998. The company does not expect the cost to address the Year 2000 will be material and has determined that the software it utilizes in its operations is compatible with the Year 2000. If future testing of existing software reveals inadequacies, it will be replaced.

     Administrative activities though sharply curtailed are operating efficiently through the utilization of outside staff for accounting requirements while normal management and administrative duties are performed to fulfill corporate needs at existing levels.

OPERATIONS

     Century filed a petition for Chapter 11 bankruptcy with the United States Bankruptcy Court, District of Arizona, Phoenix Division, and was assigned Case Number 96-00935-PHX-RTB. Historical events leading toward this action commenced during November of 1991. The single event that created a substantial lessening of cash flow and the ability to maintain payables on a current basis was the decision by the Board of Directors (Board) to dispose of certain assets and client accounts, to a large degree, and the Board authorized making an agreement with a newly established securities firm to make available subject to their screening of producing and certain management personnel records and production statistics, the major portion of CENPAC Securities staff. CENPAC Securities (CENPAC) was the major producing subsidiary of Century and normally approximately 80% of revenues were derived from CENPAC's activities. The aforementioned assets and personnel were transferred under terms of an agreement whose effective date was February 29, 1992. The sudden diminshment of cash flow created an atmosphere of panic and mass defection among the managing executives of other operating subsidiaries of Century, being by name Century Pacific Global Commerce, Inc., (Global), Century Pacific Insurance Group, Inc., (Insurance Group), and Century Pacific International Corporation (International). This state of affairs resulted in the final closure of the named subsidiaries over a period of several months.

     Century and its subsidiaries had incurred the normal expenses during their period of full operations and the abrupt closure of operations depleted cash flows quickly and substantially and as a result the Board being unable to continue profitable operations due to a lack of remaining management personnel and adequate cash flows reached the decision to file Chapter 7 bankruptcy petitions for each of these subsidiaries with the Federal Bankruptcy Court.

     The sudden departure of key management professionals and corporate officers made it impossible for the remaining few members of Century's management to adequately control even the holding company's record keeping activities and a result was the failure to continue to file on a timely basis the reports required by the Securities Act of 1933 as amended.

     Vista Financial Services, Inc., (Vista), Century's mortgage lender subsidiary, continued to operate well beyond the closure of the subsidiaries named above, however, management decided because of rapidly mounting pressures from creditors of the parent company and inactive subsidiaries to seek protection by filing with the United States Bankruptcy Court, District of Arizona, Phoenix Division, for Chapter 11 protection for Vista during late 1993. On February 4, 1994, the Debtor-In-Possession filed a Disclosure Statement and Plan of Reorganization. On September 30, 1996, terms of the Plan as amended were fully met and these involved the disposal of Vista as a going concern. This action further depleted cash flows which had been maintaining Vista's continued lending activities and modest occasional profit contributions that were of some assistance to Century. Current operations of Century though relatively small compared to those of prior years have been sufficient for Century now devoid of its former operating subsidiaries and operating at substantially lower expense levels under Chapter 11 protection to generate sufficient cash flow to meet current expenses.

     Century Pacific Corporation, the publicly traded parent of the several subsidiaries named in the preceding paragraphs, filed for Chapter 11 bankruptcy protection on January 29, 1996. Management of Century provided a Disclosure Statement and proposed Plan of Reorganization to its bankruptcy counsel during the late autumn of 1996 and proceedings related to and amendments thereof are ongoing as of the end of this fiscal year, September 30, 1997.

ITEM 2. PROPERTIES.

     The Company operates principally from one location in Phoenix, Arizona leased under its managing principals name. It owns no real property.

ITEM 3. LEGAL PROCEEDINGS.

     None are in existence, pending or threatened, at this time to the knowledge of its presiding officer or employees.

     The Company Chapter 11 bankruptcy case is ongoing, but appears to be approaching toward successful termination during 1998. Filing of this action took place on January 29, 1996, in the United States Bankruptcy Court, District of Arizona, Phoenix Division, Case Number: 96-00935-PHX-RTB.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None were submitted to shareholders during this fiscal year as the Company was in operation under the jurisdiction of federal bankruptcy officials. Such matters will be submitted to a vote of securities holders within a reasonable time after release from bankruptcy.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS.

     Price Range of Common stock during this fiscal year. It is management's recollection that stock may have traded sporadically in pennies or mills, however, no official record of such transactions appears to be available.

     The Company's Common stock has been inactive or very limited in trading during the last several years. Subsequent to the company's initial public offering effective November 12, 1986, for approximately a year and a half, the Company's Common Stock traded on the NASDAQ Stock Market under the symbol "CEPA". Later, as the company requested delisting, the issue continued trading on the "Pink Sheet" market or through the "Bulletin Board" system.

               Fiscal 1997                                 Price
               -----------                                 -----
              First Quarter                               Unknown
              Second Quarter                              Unknown
              Third Quarter                               Unknown
              Fourth Quarter                              Unknown

     As of September 30, 1997, there were 261 shareholders of record.

DIVIDEND POLICY

     The Company has not paid cash dividends since its inception. The Company currently intends to retain all of its earnings, if any, to finance the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF SELECTED FINANCIAL DATA AND PLAN OF OPERATION

     The following selected financial data of the Company is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements, including the notes thereto included elsewhere in this report.

     This Form 10-K includes "forward looking statements" concerning the future operations of the Company. It is management's intent to take advantage of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Form 10-K. We have used "forward looking statements" to discuss future plans and strategies of the Company. Management's ability to predict results or the effect of future plans is inherently uncertain. Factors that could effect results include, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions, acceptance, technological change, changes in industry practices and one-time events. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.

     Management of Century has been approached with merger and/or acquisition proposals, however, commitment to any course of such action has been avoided prior to Court approval of Century's Plan as submitted and as amended. Management is very confident that Century will be able to increase its activities in the fields of financial services, insurance and export/import marketing. Future plans most assuredly will involve actively seeking bridge financing and ultimately future offerings of securities.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                            SELECTED FINANCIAL DATA

STATEMENT OF INCOME
                                                                  Year Ended
Statement of Operations Data                                  September 30, 1997
                                                              ------------------

Total Revenues                                                    $    41,873
Total Expenses                                                    $    45,166
Provision for Income Taxes                                        $         0
Net Income (Loss)                                                 $    (3,293)
Weighted Average Number of Common Shares
  Outstanding                                                      13,316,894


BALANCE SHEET

ASSETS
Cash                                                             $       106
                                                                 -----------
     Total Assets                                                $       106
                                                                 ===========
LIABILITIES

Payables                                                         $   508,661
                                                                 -----------
     Total Current Liabilities                                   $   508,661
                                                                 ===========
STOCKHOLDERS EQUITY

Preferred Stock
  5,000,000 shares authorized, no shares
   outstanding, par value $0.05                                  $        --
Common stock
  100,000,000 shares authorized, 13,316,894
   shares outstanding, par value $0.04                               532,676
Paid In Capital                                                    2,823,536
Retained Earnings (Loss)                                          (3,864,767)
                                                                 -----------
Total Stockholders Equity                                           (508,555)
                                                                 -----------
   Total Liabilities & Stockholders Equity                       $       106
                                                                 ===========

STATEMENT OF CASH FLOWS

CASH FROM OPERATIONS
  Net Income                                                      $  (3,293)
  Net Change in Payables                                                622
                                                                  ---------
  Cash from Operations                                               (2,671)
  Cash Used for Investing                                                 0
  Cash from Financing                                                     0
                                                                  ---------
  Net Change in Cash                                                 (2,671)
  Beginning Cash                                                      2,777
                                                                  ---------
  Ending Cash Balance                                             $     106
                                                                  =========

ITEM 7. CAPITAL RESOURCES AND LIQUIDITY

     The Company has operated during the fiscal year on a minimal revenue base, however, this base was adequate to pay current expenses. Assets owned by the Company are relatively illiquid and consist mainly of fully depreciated furnishings, computer equipment, and other office machines. Successful completion and release from bankruptcy status will prompt management to seek financing most probably through private sources to expand or restart traditional business activities. The Company has no material current financial commitments or accrued capital expenses.

ITEM 8. AUDIT COMMITTEE

     The directors of the Company have established an audit committee, however, due to bankruptcy filings its chairman, an outside director, and other members are no longer associated with the Company. A reconstituted Board of Directors, to include one or more "outside" directors, will be formed subsequent to release of Century's bankruptcy estate. An "outside" director will be nominated to chair this required audit committee.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements of the type required to be recorded under this item between the Company and its independent accountants during the fiscal year. However, its independent accountants terminated their practice of auditing publicly held companies during 1991 and subsequent to this date, during the period which saw the closing of Century's major operating subsidiaries, no further relationships with independent auditors were established until the latter part of 1998.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

NAME - Carlton V. Phillips              Mr.   Phillips  has  been  a  securities
                                        industry  professional  for more than 37
POSITION WITH COMPANY -                 years,   having   served  as  a  broker,
  Director, Chief Executive Officer     analyst    and    investment     banking
                                        specialist. For the past 31 years he has
DATE ELECTED DIRECTOR - March 1996      occupied  management  positions  in  the
                                        securities  industries  and is currently
TERM OF OFFICE - 3 years                the president,  chief executive  Officer
                                        and a director of the Company and of its
AGE - 73                                wholly owned subsidiaries,  positions he
                                        has held since 1984. Before assuming his
                                        current position Mr. Phillips served for
                                        13 years as an officer  and  director of
                                        Continental American  Securities,  Inc.,
                                        where he rose to be president  and chief
                                        executive officer.  Mr. Phillips holds a
                                        bachelor's   degree  in  economics  from
                                        Brown  University and a master's  degree
                                        in   management   from  St.   Mary's  of
                                        California. He retired from the Army of the United States with the rank of colonel.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION LIST

     The following list sets forth information concerning the compensation of the Company's Executive Officer whose compensation exceeded $100,000 for the fiscal year ending September 30, 1997.

     None

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     None

AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR ENDED SEPTEMBER 30, 1997 AND FISCAL YEAR END OPTION VALUES

     None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, (ii) the ownership interest of each director and nominee, and (iii) by all directors and executive officers as a group calculated as of September 30, 1997.

Carlton V. Phillips    Director, Chief Executive Officer    2,226,000     16.71%
Gerald N. Bovee        Shareholder                          1,152,475      8.65%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

     The information required to be presented in Part III of this report is hereby incorporated by reference to the Company's definitive Proxy Statement to be prepared for the first Annual Meeting of Stockholders subsequent to the discharge of Century's bankruptcy estate by the Federal Bankruptcy Court, Arizona District. This information will be prepared in accordance with Schedule 14A and filed with the Securities and Exchange Commission as soon as practicable after release from bankruptcy.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) FINANCIAL STATEMENTS

          The Consolidated Financial Statements and Notes thereto of the Company and its subsidiaries are included in this report starting on page 14.

     (a)(2) FINANCIAL STATEMENT SCHEDULES

          All  schedules  are  inapplicable  or  the  required   information  is
          otherwise included in the Consolidated Financial Statements and the notes thereto, and, therefore, have been omitted.

     (b)  EXHIBITS

          The following Exhibits are filed herewith pursuant to Rule 601 of Regulation S-K.

          No.       Description
          ---       -----------
          2         Bankruptcy Filing Notice

          27        Financial Data Schedule

          99.1      Certificate of Name Change

          99.2      Certificate of Name Change

     (c)  FORM 8-K

          No reports on Form 8-K were filed during the last quarter of the year ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTURY PACIFIC FIDELITY CORPORATION


Dated: January 6, 2000                  By: /s/ Carlton V. Phillips
                                            ------------------------------------
                                            Carlton V. Phillips
                                            Chairman of the Board, President and
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

 Signature and Title                      Date
 -------------------                      ----

/s/ Carlton V. Phillips              January 6, 2000
---------------------------
Carlton V. Phillips
Chairman of the Board, President
and Chief Executive Officer

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
  Independent Auditors' Report                                         15

  Consolidated Balance Sheet as of September 30, 1997                  16

  Consolidated Statement of Income (Loss) for the
    year ended September 30, 1997                                      17

  Consolidated Statement of Cash Flows
    for the year ended September 30, 1997                              18

  Consolidated Statement of Stockholders' Equity
    for the year ended September 30, 1997                              19

  Notes to Consolidated Financial Statements                           20

                             M. A. SHELLEY INTL. CPA
                            4445 E. HOLMES, SUITE 101
                                 MESA, AZ 85206
                                 (602) 654-2307

                    INDEPENDENT CERTIFIED ACCOUNTANT'S REPORT

To the Board of Directors
Century Pacific Financial Corporation

     I have audited the accompanying balance sheet of Century Pacific Financial Corporation as of September 30, 1997 and the related statements of stockholders' equity, income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Financial Corporation as of September 30, 1997 and the related statements of stockholders' equity, operations, and cash flows for years then ended in conformity with generally accepted accounting principles.

     The statements are based on the assumption that the Company will continue in existence. The Company has very little activity. No adjustments have been made to the financial statements for this contingency.


                                        /s/ M.A. Shelley Intl. CPA

March 19, 1999

                      CENTURY PACIFIC FINANCIAL CORPORATION
                 (formerly known as Century Pacific Corporation)

                           Consolidated Balance Sheet
                            as of September 30, 1997


                                     ASSETS
Cash                                                                $       106
                                                                    -----------
  Total Assets                                                      $       106
                                                                    ===========

                                   LIABILITIES

Payables                                                            $   508,661
                                                                    -----------

  Total Current Liabilities                                         $   508,661
                                                                    ===========

                              STOCKHOLDERS' EQUITY

Preferred Stock
  5,000,000 shares authorized, no shares
    outstanding, par value $0.05                                    $        --

Common Stock
  100,000,000 shares authorized 13,316,894 shares
    outstanding for 1997, par value $0.04                               532,676

Paid in Capital                                                       2,823,536

Retained Earnings (Loss)                                             (3,864,767)
                                                                    -----------

  Total Stockholders' Equity                                           (508,555)
                                                                    -----------

  Total Liabilities and Stockholders' Equity                        $       106
                                                                    ===========

                      CENTURY PACIFIC FINANCIAL CORPORATION
                 (formerly known as Century Pacific Corporation)

                     Consolidated Statement of Income (Loss)
                      for the Year Ended September 30, 1997



Financial Services                                                  $    41,873
                                                                    -----------

       Total Revenue                                                     41,873
                                                                    -----------
Expenses
       Insurance                                                          1,277
       Legal and Accounting                                               1,362
       Maintenance & Repairs                                              2,044
       Office Expense                                                     3,001
       Advertising and Promotion                                          3,475
       Rent                                                              12,994
       Telephone                                                          5,073
       Payroll and Taxes                                                 15,940
                                                                    -----------

       Total Expenses                                                    45,166
                                                                    -----------
Income before Taxes

Provision for Income Taxes                                                   --
                                                                    -----------
Net Income (Loss)                                                   $    (3,293)
                                                                    ===========

Basic Earnings per Common Share                                     $        --

Basic Weighted Average Number of Shares                              13,316,894

Diluted Earnings per Share                                          $        --

Diluted Weighted Average Number of Shares                            13,316,894

                      CENTURY PACIFIC FINANCIAL CORPORATION
                 (formerly known as Century Pacific Corporation)

                      Consolidated Statement of Cash Flows
                      For the year ended September 30, 1997


Cash from Operations

       Net Income (Loss)                                                 (3,293)

       Net Changes in Payables                                              622
                                                                     ----------
       Cash from Operations                                              (2,671)
                                                                     ----------
Cash used for Investing                                                      --

Cash from Financing                                                          --

Net Change in Cash                                                       (2,671)

Beginning Cash                                                            2,777
                                                                     ----------
Ending Cash Balance                                                         106
                                                                     ==========

No significant non cash transactions for the year

                      CENTURY PACIFIC FINANCIAL CORPORATION
                 (formerly known as Century Pacific Corporation)

                 Consolidated Statement of Stockholders' Equity
        For the period from September 30, 1996 through September 30, 1997

                           Preferred Stock         Common Stock
                           ----------------     ------------------     Paid in     Retained
                           Shares    Amount     Shares      Amount     Capital     Earnings      Total
                           ------    ------     ------      ------     -------     --------      -----
Balance, 9/30/96             --        --     13,316,894    532,676   2,823,536   (3,861,474)  (505,262)

Retained Earnings (Loss)                                                              (3,293)    (3,293)
                           ----      ----     ----------    -------   ---------   ----------   --------

Balance 9/30/97              --        --     13,316,894    532,676   2,823,536   (3,864,767)  (508,555)

Retained Earnings (Loss)                                                                (378)      (378)
                           ====      ====     ==========    =======   =========   ==========   ========

                      CENTURY PACIFIC FINANCIAL CORPORATION
                 (formerly known as Century Pacific Corporation)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. GENERAL BUSINESS AND ACCOUNTING PRINCIPLES

Business

     Century Pacific Financial Corporation (the Company) was organized as a Delaware corporation on December 29, 1982. Originally it was known as Century Pacific Corporation. The Company was organized to provide financial services.

Basis

     The  financial   statements  are  prepared  following   generally  accepted
accounting principles.

Concentration of Credit Risk

     Periodically during the year, the Company may maintain its cash in financial institutions in excess of amounts insured by the US federal government, or in financial institutions which are not insured by the US federal government. For the current period the company has had limited or no cash.

Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

Revenue

     The Company's revenue consists of financial services.

Income Taxes

     The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Earnings (Loss) per Share

     The basic earnings (loss) per share is calculated by dividing the Company's net income (adjusted for certain dividends when paid) by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) (adjusted for certain dividends and certain interest when expensed) by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

     Basic weighted average number of shares                13,316,894
     Additional shares added due to conversions                      0
     Diluted weighted average number of shares              13,316,894

Advertising and Promotion

     All costs of advertising and promotion are expensed in the period incurred.

Inventory

     The Company carries no inventory at this time.

NOTE 2. BANKRUPTCY

     In May 1996 the Company filed bankruptcy, No. 96-09598-PHX-GBN.

NOTE 3. EQUIPMENT AND FURNITURE

     The Company currently has no equipment. It is using, at no cost, equipment controlled by the president.

NOTE 4. NOTES PAYABLE/DEBT

     The debt listed on the balance sheet is within the bankruptcy proceedings and is considered short term.

NOTE 5. INCOME TAXES

     Deferred income tax benefit with valuation account           0
     Current income taxes payable                                 0
     Provision for Income Taxes                                   0

NOTE 6. LEASES AND OTHER CONTINGENCIES

     The Company has no leases outstanding or other financial contingencies.

NOTE 7. SUBSEQUENT EVENTS

     The Company is currently seeking a merger candidate or financing to begin operations. No guarantee can be made that the company will be successful. If the company is not successful, then there is reasonable doubt that the Company will continue in existence.

NOTE 8. RELIANCE ON MAJOR SHAREHOLDER

     The Company is relying on its president and major shareholder for any fund raising or merger.

NOTE 9. STOCKHOLDERS' EQUITY

     The Company has one class of preferred stock. There are 5,000,000 shares authorized and no shares outstanding as of September 30, 1977.

     The Company has one class of common stock. The rights of this class of stock are all the same. The common stock has all of the rights afforded Delaware shareholders.

                                INDEX TO EXHIBITS


          Exhibit                                       Method of Filing
          -------                                       ----------------

2     Bankruptcy Filing Notice                           Filed herewith

27    Financial Data Schedule                            Filed herewith

99.1  Name Modification Documentation                    Filed herewith

99.2  Name Modification Documentation                    Filed herewith