Form 10-Q
period 1997-12-31
CENTURY PACIFIC FINANCIAL CORP
filed 2000-01-13
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                         Commission File Number: 0-16075


                      CENTURY PACIFIC FINANCIAL CORPORATION
               --------------------------------------------------
               (Exact name of Registrant as specified in charter)


                 Delaware                                     86-0449546
      -------------------------------                 --------------------------
      (State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
       incorporation or organization)


1422 N. 44th Street, Suite 211, Phoenix, AZ                     85008
-------------------------------------------                   ----------
  (Address of principal executive offices)                    (Zip Code)


         Issuer's telephone number, including area code: (602) 267-7707

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    (1) Yes [ ] No [X]     (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 31, 1997, there were 13,316,894 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

  ITEM 1 - FINANCIAL STATEMENTS ...........................................  3

      Condensed Consolidated Balance Sheets for the three
         months ended December 31, 1997 and 1996 ..........................  4
      Condensed Consolidated Statement of Operations for the three months ended December 31, 1997 and 1996 ..........................  5
      Consolidated Statements of Cash Flows for the three
         months ended December 31, 1997 and 1996 ..........................  6
      Notes to Condensed Consolidated Financial Statements ................  7

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ............................  8

PART II

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ...............................  8

SIGNATURES ................................................................  9

                                     PART I

Item 1. Financial Statements

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on form 10-SB.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                         December 31, 1997     December 31, 1996
                                         -----------------     -----------------
ASSETS

Current Assets
     Cash                                   $       (21)          $     1,341
                                            -----------           -----------
    Total Assets                            $       (21)          $     1,341
                                            -----------           -----------

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                       $   508,011           $       952
     Notes Payable                                                $   580,848
     Accrued Liabilities                            186           $       553
     Other Liabilities                                            $     8,869
                                            -----------           -----------
     Total Current Liabilities              $   508,468           $   591,222
                                            -----------           -----------
Stockholders' Equity
     Common Stock                           $   532,676           $   483,988
     Capital                                  2,823,536           $ 2,872,224
     Retained Earnings                       (3,864,767)          $(3,943,802)
     Net Income                                      66           $    (2,291)
                                            -----------           -----------
     Total Stockholders' Equity             $   508,489           $   589,880
                                            -----------           -----------

Total Liabilities & Stockholders Equity     $        21           $     1,341
                                            ===========           ===========

                      CENTURY PACIFIC FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                       For the three            For the three
                                       months ended             months ended
                                     December 31, 1997        December 31, 1996
                                     -----------------        -----------------
Revenues
     Financial Services                  $  10,793                $  10,678
                                         ---------                ---------
Total Revenues                           $  10,793                $  10,678
                                         ---------                ---------
Expenses
     Accounting                          $     194                $     275
     Office                                    122                      272
     Advertising                             1,163                      837
     Maintenance/Repair                        200                    1,225
     Postage                                    69                       33
     Rent                                    2,562                    3,095
     Storage                                   265                      353
     Telephone                               1,532                    1,429
     Payroll Taxes                             184                       50
     Salaries, Employees                     3,696                    3,608
     Other                                     740                      253
     Insurance                                  --                    1,163
     Delivery                                   --                       30
     Dues, Subscriptions                        --                      349
                                         ---------                ---------
Total Expenses                           $  10,726                $  12,969
                                         ---------                ---------
Earnings before Income Taxes             $      66                $  (2,291)
Provisions for Income Taxes              $       0                $       0
                                         ---------                ---------
Net Earnings                             $      66                $  (2,291)
                                         =========                =========

Net Earnings Per Share                   $       0                $       0
                                         =========                =========

                         CENTURY PACIFIC FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      For the three              For the three
                                       months ended              months ended
                                     December 31, 1997         December 31, 1996
                                     -----------------         -----------------
Cash from Operations
     Net Income                           $    66                   $(2,291)
                                          -------                   -------
     Net Change in Payables               $   186                   $ 2,604
     Cash from Operations                 $   253                   $   313
                                          -------                   -------
Cash Used for Investing                   $     0                   $     0
Cash from Financing                       $     0                   $     0
                                          -------                   -------

Net Change in Cash                        $   186                   $   313
                                          -------                   -------

Beginning Cash                            $   274                   $     0
                                          -------                   -------

Ending Cash Balance                       $   (21)                  $ 1,341
                                          =======                   =======

                         CENTURY PACIFIC FINANCIAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Century Pacific Financial Corporation and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, primarily eliminations of all significant intercompany transactions and accounts) necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain financial statement items from the prior year may have been reclassified to be consistent with the current year financial statement presentation.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report of Form 10-K for the year ended September 30, 1997, filed with the Securities and Exchange Commission.

     The results of operations for the three months ended December 31, 1997, are not necessarily indicative of the results to be expected for the full fiscal year.

     CONDENSED FINANCIAL STATEMENTS. The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K F.Y. dated September 30, 1997, Annual Report on form 10-K. The results of operations for periods ended December 31 are not necessarily indicative of operations for the full year.

     STOCK OPTION PLANS. None outstanding.

     PREFERRED STOCK. The Company has one class of preferred stock. 5,000,000 shares of .05000 par value preferred stock remaining authorized but unissued.

     WARRANTS. None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's September 30, 1997 , Annual Report on Form 10-K. All non-historical information contained in this form 10-K is a forward looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such differences include changes from the traditional marketing patterns of financial services instruments, such as, stocks, bonds, mutual funds, and insurance products. A change from the traditional role of commission broker to salaried marketing executives or the use of internet marketing systems which may function substantially without sales personnel, instead, those individuals being replaced by registered order clerks accepting unsolicited transactions. Substantially diminished commission levels per transaction may result in lower revenues for these activities. Increased foreign and domestic competition may put pricing pressures on goods sold or imported . Changes in economic trends, war, and other unforeseen situations or developments may result because of domestic political pressures. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

     YEAR 2000 ISSUE: The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all computerized data processing systems to recognize the date change from December 31, 1999, to January 1, 2000, and, like other companies, has assessed its computer applications and business procedures to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, payment systems, and others, is ongoing. Initial contact with these external entities is expected to be completed by the fourth quarter of 1998. The company does not expect the cost to address the Year 2000 will be material and has determined that the software it utilizes in its operations will be compatible with the Year 2000 requirements.

     RESULTS OF OPERATIONS. Comparison of three-month periods ended December 31, 1997 and 1996. Revenues for the first quarter of the fiscal year of $10,793 are virtually the same as $10,678 of the prior year. These low-level revenues reflect the relatively inactive state of the Company and the lack of producing personnel. Pending release from the Chapter 11 Bankruptcy proceedings will allow the Company to seek new sources of revenue and acquisitions that are expected to build both a capital base, revenues, and profits. The operating expenses of $ 10, 726 reflect final payment of bills incurred to attain legal and accounting assistance to prepare the documents required for release from Chapter 11
Bankruptcy status as well as other normal expenses. Other expenses remained virtually the same for the 1999 period as compared with those of 1998.

     LIQUIDITY AND CAPITAL RESOURCES. The Corporation has managed to remain current in its payable accounts due to drastic cost cutting for facilities and services.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          27 -- Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTURY PACIFIC FIDELITY CORPORATION


Dated 1/10/00                           By /s/ Carlton V. Phillips
                                           -------------------------------------
                                           Carlton V. Phillips
                                           Chairman of the Board, President and
                                           Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

 Signature and Title                     Date
 -------------------                     ----


/s/ Carlton V. Phillips                 1/10/00
---------------------------------
Carlton V. Phillips
Treasurer and Director