Form 10-Q
period 1998-03-31
CENTURY PACIFIC FINANCIAL CORP
filed 2000-01-13
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1998

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

                    (1) Yes [ ] No [X]     (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 31, 1998, there were 13,316,894 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

  ITEM 1 - FINANCIAL STATEMENTS ...........................................  3

      Condensed Consolidated Balance Sheets for the period ended
         March 31, 1998 and 1997 ..........................................  4
      Condensed Consolidated Statement of Operations for the period ended
         March 31, 1998 and 1997 ..........................................  5
      Consolidated Statements of Cash Flows for the three and six months ended March 31, 1998 and 1997 .............................  6
      Notes to Condensed Consolidated Financial Statements ................  7

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ............................  8

PART II

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ...............................  8

SIGNATURES ................................................................  9

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on form 10-K.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                          March 31, 1998          March 31, 1997
                                          --------------          --------------
ASSETS

Current Assets
    Cash                                    $      (344)            $     1,212
                                            -----------             -----------
    Total Assets                            $      (344)            $     1,212
                                            -----------             -----------

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                       $   508,561             $   591,222
     Notes Payable                                   --                      --
     Accrued Liabilities                             --                      --
     Other Liabilities                               --                      --
                                            -----------             -----------
     Total Current Liabilities              $   508,561             $   591,230
                                            -----------             -----------
Stockholders' Equity
     Common Stock                           $   532,676             $   483,988
     Capital                                  2,823,536               2,872,224
     Retained Earnings                       (3,864,768)             (3,943,802)
     Net Income                                    (349)                 (2,428)
                                            -----------             -----------
     Total Stockholders' Equity             $   508,904             $   590,018
                                            -----------             -----------

Total Liabilities & Stockholders Equity     $      (344)            $     1,212
                                            ===========             ===========

                      CENTURY PACIFIC FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                          For 3 Months  For 3 Months  For 6 Months  For 6 Months
                              Ended         Ended         Ended         Ended
                             3/31/98       3/31/97       3/31/98       3/31/97
                            --------      --------      --------      --------
Revenues
  Financial Services          $10,422     $11,485        $21,215       $22,163
                              -------     -------        -------       -------
  Total Revenues              $10,422     $11,485        $21,215       $22,163
                              -------     -------        -------       -------

Expenses
  Accounting                  $   169     $   600        $   363       $   875
  Office                          133         122            405
  Advertising                     912         381          2,115         1,217
  Maintenance/Repair              450         200          1,675
  Postage                         109         107            177           139
  Rent                          2,560       3,095          5,122         6,190
  Storage                         249         441            514           794
  Telephone                     1,027       1,633          2,559         3,062
  Payroll Taxes                   784         423            521           473
  Salaries, Employees           4,144       3,562          7,840         7,170
  Other                           212         303            160           556
  Legal                                                      500         1,163
  Delivery                                                                  29
  Dues, Subscriptions             670         494          1,370           843
                              -------     -------        -------       -------
Total Expenses                $10,837     $11,622        $21,564       $24,591
                              -------     -------        -------       -------

Earnings before Income Taxes  $   415     $  (137)       $  (349)      $(2,428)

Provisions for Income Taxes         0           0              0             0
                              -------     -------        -------       -------
Net Earnings                  $  (415)    $  (137)       $  (349)      $(2,428)
                              =======     =======        =======       =======

Net Earnings Per Share              0           0              0             0
                              =======     =======        =======       =======

                         CENTURY PACIFIC FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                       For 3 Months   For 3 Months   For 6 Months   For 6 Months
                           Ended         Ended          Ended          Ended
                          3/31/98       3/31/97        3/31/98        3/31/97
                          -------       -------        -------        -------
Cash from Operations
 Net Income                $ (349)      $  (129)      $  (349)        $(2,428)
 Net Change in Payables    $  (80)      $     8       $  (101)        $ 2,612
                           ------       -------       -------         -------

 Cash from Operations      $ (429)      $  (121)      $  (449)        $   184

Cash Used for Investing    $    0       $     0       $     0         $     0

Cash from Financing        $    0       $     0       $     0         $     0

Net Change in Cash         $ (429)      $  (121)      $  (449)        $   184
                           ------       -------       -------         -------

Beginning Cash             $   85       $ 1,341       $   106         $ 1,018
                           ------       -------       -------         -------

Ending Cash Balance        $ (344)      $ 1,212       $  (344)        $ 1,212
                           ======       =======       =======         =======

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

     The results of operations for the six months ended March 31, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     WARRANTS. None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's September 30, 1997, Annual Report on Form 10-K. All non-historical information contained in this form 10-K is a forward looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such differences include changes from the traditional marketing patterns of financial services instruments, such as, stocks, bonds, mutual funds, and insurance products. A change from the traditional role of commission broker to salaried marketing executives or the use of internet marketing systems which may function substantially without sales personnel, instead, those individuals being replaced by registered order clerks accepting unsolicited transactions. Substantially diminished commission levels per transaction may result in lower revenues for these activities. Increased foreign and domestic competition may put pricing pressures on goods sold or imported . Changes in economic trends war, and other unforeseen situations or developments may result because of domestic political pressures. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

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

     RESULTS OF OPERATIONS. Comparison of three-month periods ended December 31, 1997 and 1996. Revenues for the first quarter of the fiscal year of $10,793 are virtually the same as $10,678 of the prior year. Six month comparisons also reflect relative inactivity as business plans remain in limbo. These low-level revenues reflect the relatively inactive state of the Company and the lack of producing personnel. Pending release from the Chapter 11 Bankruptcy proceedings will allow the Company to seek new sources of revenue and acquisitions that are expected to build both a capital base, revenues, and profits. The operating expenses of $ 10, 726 reflect final payment of bills incurred to attain legal and accounting assistance to prepare the documents required for release from Chapter 11 Bankruptcy status as well as other normal expenses. Other expenses remained virtually the same for the 1999 period as compared with those of 1998.

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

 Signature and Title                     Date
 -------------------                     ----

/s/ Carlton V. Phillips                 1/10/00
---------------------------
Carlton V. Phillips
Treasurer and Director