Form 10-Q
period 1998-06-30
CENTURY PACIFIC FINANCIAL CORP
filed 2000-01-13
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1998

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

                    (1) Yes [ ] No [X]     (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 30, 1998, there were 13,316,894 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

  ITEM 1 - FINANCIAL STATEMENTS ...........................................  3

      Condensed Consolidated Balance Sheets for the period ended
         June 30, 1998 and 1997 ..........................................   4
      Condensed Consolidated Statement of Operations for the period ended
         June 30, 1998 and 1997 ..........................................   5
      Consolidated Statements of Cash Flows for the three and six
         months ended June 30, 1998 and 1997 .............................   6
      Notes to Condensed Consolidated Financial Statements ................  7

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ............................  8

PART II

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ...............................  8

SIGNATURES ................................................................  9

                                     PART I

Item 1. Financial Statements

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent report on Form 10-K.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                           June 30, 1998           June 30, 1997
                                           -------------           -------------
ASSETS

Current Assets
     Cash                                   $        35             $     1,811
                                            -----------             -----------
     Total Assets                           $        35             $     1,811
                                            -----------             -----------
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                       $   508,561             $   591,245
     Notes Payable                                   --                      --
     Accrued Liabilities                             --                      --
     Other Liabilities                               --                      --
                                            -----------             -----------
     Total Current Liabilities              $   508,561             $   591,245
                                            -----------             -----------

Stockholders' Equity
     Common Stock                           $   532,676             $   483,988
     Capital                                  2,823,536               2,872,224
     Retained Earnings                       (3,864,768)             (3,943,802)
     Net Income                                    (349)                 (1,845)
                                            -----------             -----------
     Total Stockholders' Equity             $   508,596             $   589,435
                                            -----------             -----------
Total Liabilities & Stockholders Equity     $       (35)            $     1,811
                                            ===========             ===========

                      CENTURY PACIFIC FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                          For 3 Months  For 3 Months  For 9 Months  For 9 Months
                                             Ended         Ended         Ended         Ended
                                            6/30/98       6/30/97       6/30/98       6/30/97
                                            -------       -------       -------       -------
Revenues
     Financial Services                     $ 10,807      $ 11,278      $ 32,022      $ 33,440
                                            --------      --------      --------      --------
     Total Revenues                         $ 10,807      $ 11,278      $ 32,022      $ 33,440
                                            --------      --------      --------      --------
Expenses
     Accounting                             $    181      $    265      $    544      $  1,140
     Office                                       58           126           180           530
     Advertising                                 684           865         2,799         2,082
     Maintenance/Repair                          119           200         1,794
     Postage                                     128            68           305           207
     Rent                                      2,556         3,095         7,678         9,284
     Storage                                     347           265           861         1,058
     Telephone                                 1,129         1,593         3,688         4,655
     Payroll Taxes                               390           463           910           837
     Salaries, Employees                       3,640         3,640        11,480        10,810
     Other                                       289           248           449           826
     Insurance                                                               500         1,163
     Delivery
                                                                                            29
     Dues, Subscriptions, License, Fees        1,097                       2,467           870
                                            --------      --------      --------      --------

Total Expenses                              $ 10,499      $ 10,695      $ 32,062      $ 35,285
                                            --------      --------      --------      --------
Earnings before Income Taxes                $    308      $    583      $    (41)     $ (1,845)

Provisions for Income Taxes                        0             0             0             0
                                            --------      --------      --------      --------
Net Earnings                                $    308      $    583      $    (41)     $ (1,845)
                                            ========      ========      ========      ========

Net Earnings Per Share                             0             0             0             0
                                            ========      ========      ========      ========

                         CENTURY PACIFIC FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                          For 3 Months  For 3 Months  For 9 Months  For 9 Months
                             Ended         Ended         Ended         Ended
                            6/30/98       6/30/97       6/30/98       6/30/97
                            -------       -------       -------       -------
Cash from Operations
   Net Income               $   (41)      $   583       $  (349)      $(1,845)
   Net Change in Payables   $   346       $    16       $  (101)      $   256
                            -------       -------       -------       -------
   Cash from Operations     $   309       $   599       $  (449)      $ 1,589
                            -------       -------       -------       -------

Cash Used for Investing     $     0       $     0       $     0       $     0
Cash from Financing         $     0       $     0       $     0       $     0
                            -------       -------       -------       -------
Net Change in Cash          $   179       $   599       $  (449)      $ 1,589
                            -------       -------       -------       -------
Beginning Cash              $  (344)      $   613       $  (344)      $   222
                            -------       -------       -------       -------

Ending Cash Balance         $   (35)      $ 1,212       $  (106)      $ 1,811
                            =======       =======       =======       =======

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

     The results of operations for the three months ended June 30, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

     CONDENSED FINANCIAL STATEMENTS. The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K F.Y. dated September 30, 1997, Annual Report on form 10-K. The results of operations for periods ended June 30, 1998, are not necessarily indicative of operations for the full year.

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

     RESULTS OF OPERATIONS. Comparison of three-month periods ended June 30, 1998 and 1997. Revenues for the first quarter of the fiscal year of $10,793 are virtually the same as $10,678 of the prior year. Nine month comparative figures reflect similar low level revenues due to the continued relatively inactive state of the company. Pending release from the Chapter 11 Bankruptcy proceedings will allow the Company to seek new sources of revenue and acquisitions that are expected to build both a capital base, revenues, and profits. The operating expenses of $ 10, 726 reflect final payment of bills incurred to attain legal and accounting assistance to prepare the documents required for release from Chapter 11 Bankruptcy status as well as other normal expenses. Other expenses remained virtually the same for the 1998 period as compared with those of 1997.

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

 Signature and Title                     Date
 -------------------                     ----


/s/ Carlton V. Phillips                 1/10/00
------------------------------
Carlton V. Phillips
Treasurer and Director