Form 10-K
period 1998-09-30
CENTURY PACIFIC FINANCIAL CORP
filed 2000-01-13
CIK 791770

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                         Commission file number 0-16075


                      CENTURY PACIFIC FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The issuer's revenues for the fiscal year ended September 30, 1998 were $42,855.

     The aggregate market value of the common equity stock held by non-affiliates of the registrant based on the average bid and asked price of the common stock on September 30, 1998 was UNKNOWN. Directors, officers and ten percent or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     The number of shares outstanding of the issuer's common equity as of September 30, 1998 was as follows: 13,316,894 shares of common stock.

    Transitional Small business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I
         Item 1 - Description of Business                                     3
         Item 2 - Properties                                                  7
         Item 3 - Legal Proceedings                                           7
         Item 4 - Submission of Matters to a vote of Security Holders         7

PART II
         Item 5 - Market for the Registrant's Common Equity Securities
                  and Related Stockholder Matters                             8
         Item 6 - Management's discussion of Plan of Operation and
                  Analysis of Selected Financial Data                         8
         Item 7 - Capital Resources and Liquidity                            10
         Item 8 - Audit Committee                                            10
         Item 9 - Disagreements on Accounting and Financial Disclosure       10

PART III
         Item 10 - Directors, Executive Officers and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act         11
         Item 11 - Executive Compensation                                    11
         Item 12 - Security Ownership of Certain Beneficial Owners
                   and Management                                            12
         Item 13 - Certain Relationships and Related Transactions            12

PART IV
         Item 14 - Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                               12

SIGNATURES                                                                   13

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                   14

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

     Century has received revenue from a regional investment banking and securities brokerage business operated under its principal officer's license through an independent contractor agreement with a regional securities firm. Its principal officer is registered as a securities registered representative and principal in 16 states and primary activities include acting as a stock broker in most types of investment securities and options .

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

                      Century Pacific Financial Corporation

                               Revenues by Source
                                                                Year Ended        Year Ended
                                                           September 30, 1998  September 30, 1997
                                                           ------------------  ------------------
SECURITIES ACTIVITIES:
    Commissions & principal transaction markups                  42,292               38,755

INSURANCE ACTIVITIES:
    Commissions                                                     363                1,221

SECURITIES OWNED:
    Interest, dividends and proceeds from trading activities       None                1,897

OTHER:
    Export-import activities                                       None                 None

TOTAL REVENUES:                                                  42,855               41,873

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

     On July 22, 1998, THE UNITED STATES BANKRUPTCY COURT, FOR THE DISTRICT OF ARIZONA approved the AMENDED JOINT PLAN OF REORGANIZATION and authorized Century to commence implementation measures to fulfill the allowed terms of the Plan of Reorganization.

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

               Fiscal 1998                                 Price
               -----------                                 -----
              First Quarter                               Unknown
              Second Quarter                              Unknown
              Third Quarter                               Unknown
              Fourth Quarter                              Unknown

     As of September 30, 1998, there were 261 shareholders of record.

DIVIDEND POLICY

     The Company has not paid cash dividends on its common shares since its inception. The Company currently intends to retain all of its earnings, if any, to finance the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION OF PLAN OF OPERATION AND ANALYSIS OF SELECTED FINANCIAL DATA

     The following selected data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

     This form 10-K includes "forward looking statements" concerning the future operations of the Company. It is management's intent to take advantage of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Form 10-KSB. We have used "forward looking statements" to discuss future plans and strategies of the Company. Management's ability to predict results or the effect of future plans is inherently uncertain. Factors that could effect results include, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions, acceptance, technological change, changes in industry practices and one-time events. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.

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

                      CENTURY PACIFIC FINANCIAL CORPORATION
                            SELECTED FINANCIAL DATA

STATEMENT OF INCOME

                                             Year Ended           Year Ended
Statement of Operations Data             September 30, 1998   September 30, 1997
----------------------------             ------------------   ------------------
  Total Revenues                             $    42,855         $    41,873
  Total Expenses                             $    43,233         $    45,166
  Provision for Income Taxes                 $         0         $         0
  Net Income (Loss)                          $      (378)        $    (3,293)
  Weighted Average Number of Common
    Shares Outstanding                        13,316,894          13,316,894


BALANCE SHEET
AS OF SEPTEMBER 30, 1998

                                         September 30, 1998   September 30, 1997
                                         ------------------   ------------------
ASSETS
  Cash                                                            $       106
                                                                  -----------
    Total Assets                                                  $       106
                                                                  ===========

LIABILITIES
  Payables                                    $   508,933         $   508,661
                                              -----------         -----------
    Total Current Liabilities                 $   508,933         $   508,661
                                              ===========         ===========

STOCKHOLDERS EQUITY
  Preferred Stock
    5,000,000 shares authorized,
    no shares outstanding,
    par value $0.05

  Common stock
    100,000,000 shares authorized,
    13,316,894 shares
    outstanding, par value $0.04              $   532,676         $   532,676

  Paid In Capital                               2,823,536           2,823,536
  Retained Earnings (Loss)                     (3,865,145)         (3,864,767)
                                              -----------         -----------
    Total Stockholders Equity                 $  (508,933)        $ ( 508,555)
                                              -----------         -----------
    Total Liabilities & Stockholders Equity                       $       106
                                              ===========         ===========

STATEMENT OF CASH FLOWS
AS OF SEPTEMBER 30, 1998

                                         September 30, 1998   September 30, 1997
                                         ------------------   ------------------
CASH FROM OPERATIONS
  Net Income                                    $(378)             $(3,293)
  Net Change in Payables                          272                  622
                                                -----              -------
  Cash from Operations                           (106)              (2,671)
  Cash Used for Investing                           0                    0
  Cash from Financing                               0                    0
                                                -----              -------
  Net Change in Cash                             (106)              (2,671)
  Beginning Cash                                  106                2,777
                                                -----              -------
  Ending Cash Balance                                              $   106
                                                =====              =======

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

     On December 31, 1998 an engagement letter was executed with Mark Shelley, CPA, to conduct audits covering fiscal years 1997 and 1998. It is management's intent to renew this agreement to cover subsequent years.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

NAME - Carlton V. Phillips              Mr.   Phillips  has  been  a  securities
                                        industry  professional  for more than 38
POSITION WITH COMPANY -                 years,   having   served  as  a  broker,
  Director, Chief Executive Officer     analyst    and    investment     banking
                                        specialist. For the past 32 years he has
DATE ELECTED DIRECTOR - March 1996      occupied  management  positions  in  the
                                        securities  industries  and is currently
TERM OF OFFICE - 3 years                the president,  chief executive  Officer
                                        and a director of the Company and of its
AGE - 74                                wholly owned subsidiaries,  positions he
                                        has held since 1984. Before assuming his
                                        current position Mr. Phillips served for
                                        13 years as an officer  and  director of
                                        Continental American  Securities,  Inc.,
                                        where he rose to be president  and chief
                                        executive officer.  Mr. Phillips holds a
                                        bachelor's   degree  in  economics  from
                                        Brown  University and a master's  degree
                                        in   management   from  St.   Mary's  of
                                        California. He retired from the Army of the United States with the rank of colonel.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION LIST

     The following list sets forth information concerning the compensation of the Company's Executive Officer whose compensation exceeded $100,000 for the fiscal year ending September 30, 1998

     None

STOCK OPTION GRANTS IN LAST FISCAL YEAR

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

          The following financial statements of the Company and its subsidiaries are included in Part II, Item 6 of this report:
                                                                         Page
                                                                         ----
          Independent Auditors' Report                                    15

          Consolidated Statements of Financial Condition for the
              year ended September 30, 1998 and 1997                      16

          Consolidated Statements of Income (Loss) for the
              year ended September 30, 1998 and 1997                      17

          Consolidated Statements of Cash Flowsfor the
              year ended September 30, 1998 and 1997                      18

          Consolidated Statements of Changes in Stockholders'
              Equity for the year ended September 30, 1998                19

          Notes to Consolidated Financial Statements                      20


     (a)(2) Financial Statement Schedules

          All  schedules  are  inapplicable  or  the  required   information  is
          otherwise included in the consolidated financial statement and the notes thereto, and, therefore, have been omitted.

     (a)(3) and (c) Exhibits

          The following Exhibits are filed herewith pursuant to Rule 601 of the Regulation S-K and paragraph (C) of this Item 14.

          No.      Description
          ---      -----------
          2        Court Order
          2.1      First Amended and Modified Joint Plan of Reorganization
          4        Form of Century Pacific Stock Certificate

     (b) Form 8-K

          No reports on Form 8-K were filed during the last quarter of the year ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CENTURY PACIFIC FIDELITY CORPORATION


Dated: January 12, 2000                     By /s/ Carlton V. Phillips
                                               ---------------------------------
                                               Carlton V. Phillips
                                               Chairman of the Board, President
                                               and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

   Signature and Title                  Date
   -------------------                  ----


/s/ Carlton V. Phillips            January 12, 2000
---------------------------
Carlton V. Phillips
Treasurer and Director

                         INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 15

Consolidated Statements of Financial Condition for the
    year ended September 30, 1998 and 1997                                   16

Consolidated Statements of Income (Loss) for the
    year ended September 30, 1998 and 1997                                   17

Consolidated Statements of Cash Flowsfor the
    year ended September 30, 1998 and 1997                                   18

Consolidated Statements of Changes in Stockholders'
    Equity for the year ended September 30, 1998                             19

Notes to Consolidated Financial Statements                                   20

                             M. A. SHELLEY INTL. CPA
                            4445 E. HOLMES, SUITE 101
                                 MESA, AZ 85206
                                 (602) 654-2307

                    INDEPENDENT CERTIFIED ACCOUNTANT'S REPORT

To the Board of Directors
Century Pacific Financial Corporation

     I have audited the accompanying balance sheet of Century Pacific Financial Corporation as of September 30, 1998 and 1997 and the related statements of stockholders' equity, income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Financial Corporation as of September 30, 1998 and 1997 and the related statements of stockholders' equity, operations, and cash flows for years then ended in conformity with generally accepted accounting principles.

     The statements are based on the assumption that the Company will continue in existence. The Company has very little activity. No adjustments have been made to the financial statements for this contingency.

                                            /s/ M.A. Shelley Intl. CPA


March 19, 1999

                      CENTURY PACIFIC FINANCIAL CORPORATION
                                  Balance Sheet
                        as of September 30, 1998 and 1997

                                                       9/30/98        9/30/97
                                                       -------        -------

                                     ASSETS

Cash                                                 $        --    $       106
                                                     -----------    -----------
        Total Assets                                 $        --    $       106
                                                     ===========    ===========

                                   LIABILITIES

Payables                                             $   508,933    $   508,661
                                                     -----------    -----------
        Total Current Liabilities                    $   508,993    $   508,661
                                                     ===========    ===========


                              STOCKHOLDERS' EQUITY

Preferred Stock
        5,000,000 shares authorized, no shares
        outstanding, par value $0.05

Common Stock
        100,000,000 shares authorized
        13,316,894 shares outstanding
        for 1997, par value $0.04                    $   532,676    $   532,676

Paid in Capital                                        2,823,536      2,823,536

Retained Earnings (Loss)                              (3,865,145)    (3,864,767)
                                                     -----------    -----------

        Total Stockholders' Equity                      (508,933)      (508,555)
                                                     -----------    -----------

        Total Liabilities and Stockholders' Equity   $        --    $       106
                                                     ===========    ===========

                      CENTURY PACIFIC FINANCIAL CORPORATION
                               Statement of Income
                 for the Years Ended September 30, 1998 and 1997

                                                    9/30/98           9/30/97
                                                    -------           -------

Financial Services                                $     42,855     $     41,873
                                                  ------------     ------------

       Total Revenue                                    42,855           41,873
                                                  ------------     ------------

Expenses
       Insurance                                         1,277
       Legal and Accounting                              1,369            1,362
       Maintenance & Repairs                             2,044
       Office Expense                                    6,000            3,001
       Advertising and Promotion                         3,307            3,475
       Rent                                             11,340           12,994
       Telephone                                         5,095            5,073
       Payroll and Taxes                                16,122           15,940
                                                  ------------     ------------

       Total Expenses                                   43,233           45,166
                                                  ------------     ------------

Income before Taxes

Provision for Income Taxes                                  --               --
                                                  ------------     ------------
Net Income (Loss)                                 $       (378)    $     (3,293)
                                                  ============     ============

Basic Earnings per Common Share                             --               --

Basic Weighted Average Number of Shares             13,316,894       13,316,894

Diluted Earnings per Share                                  --               --

Diluted Weighted Average Number of Shares           13,316,894       13,316,894

                      CENTURY PACIFIC FINANCIAL CORPORATION
                             Statement of Cash Flows
                 For the Years Ended September 30, 1998 and 1997


                                                        9/30/98         9/30/97
                                                        -------         -------
Cash from Operations
     Net Income (Loss)                                   $(378)         $(3,293)
     Net Changes in Payables                               272              622
                                                         -----          -------
     Cash from Operations                                 (106)          (2,671)
                                                         -----          -------
     Cash used for Investing                                --               --
     Cash from Financing                                    --               --
     Net Change in Cash                                   (106)          (2,671)
     Beginning Cash                                        106            2,777
                                                         -----          -------
     Ending Cash Balance                                    --              106
                                                         =====          =======

No significant non cash transactions for the year

                      CENTURY PACIFIC FINANCIAL CORPORATION
                        Statement of Stockholders' Equity
                 For the Year Ended September 30, 1998 and 1997

                          Preferred Stock      Common Stock
                          ---------------  --------------------    Paid in     Retained
                          Shares   Amount    Shares     Amount     Capital     Earnings      Total
                          ------   ------    ------     ------     -------     --------      -----
Balance, 9/30/96            --      --     13,316,894   532,676   2,823,536   (3,861,474)  (505,262)

Retained Earnings (Loss)                                                          (3,293)    (3,293)
                          ------   ------  ----------   -------   ---------   ----------   --------

Balance 9/30/97             --      --     13,316,894   532,676   2,823,536   (3,864,767)  (508,555)
                          ------   ------  ----------   -------   ---------   ----------   --------

Retained Earnings (Loss)                                                            (378)      (378)
                          ------   ------  ----------   -------   ---------   ----------   --------
Balance 9/30/98                            13,316,894   532,676   2,823,536   (3,865,145)  (508,933)
                          ======   ======  ==========   =======   =========   ==========   ========

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

                                INDEX TO EXHIBITS






2    -  Court Order

2.1  -  First Amended and Modified Joint Plan of Reorganization

4    -  Form of Century Pacific Stock Certificate