Form 10-Q
period 1998-12-31
CENTURY PACIFIC FINANCIAL CORP
filed 2000-01-13
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 1998

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

         Issuer's telephone number, including area code: (602) 267-7007

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    (1) Yes [ ] No [X]     (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 31, 1998, there were 51,469,842 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

  ITEM 1 - FINANCIAL STATEMENTS ...........................................  3

      Condensed Consolidated Balance Sheets for 3 Months Ended
         December 31,.....................................................   4
      Condensed Consolidated Statement of Operations for 3 Months Ended
         December 31,.....................................................   5
      Consolidated Statements of Cash Flows for 3 Months Ended
         December 31,.....................................................   6
      Notes to Condensed Consolidated Financial Statements ................  7

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ............................  8

PART II

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ...............................  9

SIGNATURES ................................................................  9

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

                     CENTURY PACIFIC FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                        December 31,
                                                ------------------------------
                                                   1998               1997
                                                -----------        -----------
ASSETS
Current Assets
 Cash                                           $       907        $       (21)
                                                -----------        -----------

     Total Assets                               $       907        $       (21)
                                                -----------        -----------

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
 Accounts Payable                               $        --        $   508,011
 Notes Payable
 Accrued Liabilities                                    529                186
 Other Liabilities
                                                -----------        -----------

   Total Current Liabilities                    $       529        $   508,468
                                                -----------        -----------

Stockholders' Equity
 Common Stock                                   $ 2,010,106        $   532,676
 Capital                                          1,346,106          2,823,535
 Retained Earnings                               (3,356,522)        (3,865,145)
 Net Income                                             665                 66
                                                -----------        -----------

   Total Stockholders' Equity                   $       355        $   508,468
                                                -----------        -----------

Total Liabilities & Stockholders Equity         $       907        $        21
                                                ===========        ===========

                     CENTURY PACIFIC FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                 For 3 Months Ended December 31,
                                                 -------------------------------
                                                   1998                    1997
                                                 -------                 -------
REVENUES
  Financial Services                             $12,091                 $10,793
                                                 -------                 -------
    Total Revenues                               $12,091                 $10,793
                                                 -------                 -------
EXPENSES
  Accounting                                     $   426                 $   194
  Office 133 122
  Advertising                                        454                   1,163
  Maintenance/Repair                                 200                     200
  Postage                                            128                      69
  Rent                                             2,558                   2,562
  Storage                                            244                     265
  Telephone                                        1,158                   1,532
  Payroll Taxes                                       50                     184
  Salaries, Employees                              3,696                   3,696
  Other                                            2,066                     740
  Insurance                                           63                      --
  Dues, Subscriptions, License, Fees                 250                      --
                                                 -------                 -------

Total Expenses                                   $11,426                 $10,726
                                                 -------                 -------

Earnings before Income Taxes                     $   665                 $    66
                                                 -------                 -------

Provisions for Income Taxes                            0                       0
                                                 -------                 -------
Net Earnings                                     $   665                 $    66
                                                 =======                 =======
Net Earnings Per Share                           $     0                 $     0
                                                 =======                 =======

                        CENTURY PACIFIC FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 For 3 Months Ended December 31,
                                                 -------------------------------
                                                  1998                   1997
                                                 -------                -------
Cash From Operations
  Net Income                                     $     665              $    66
                                                 ---------              -------
  Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities
    Accounts Payable                             $(508,648)             $    --
    FWT Payable                                        246                   93
    FICA                                               229                   80
    Medicare                                            54                   19
    SWT Payable                                         25                   (5)
    Other                                                0                    0
                                                 ---------              -------
    Total Adjustments                            $(508,094)             $   186
                                                 ---------              -------

Net Cash Provided by Operations                  $ 507,429              $   253
                                                 ---------              -------
Cash from Investing Activity                     $       0              $     0
Cash from Financing Activity                     $       0              $     0
                                                 ---------              -------
Net Increase (Decrease) in Cash                  $ 500,877              $   186
Cash Balance at End of Period                    $     907              $   (21)
                                                 ---------              -------
Beginning Cash Balance                           $     286              $   274
                                                 ---------              -------
Net Increase (Decrease) in Cash                  $   1,193              $  (253)
                                                 =========              =======

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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report of Form 10-K for the year ended September 30, 1998, filed with the Securities and Exchange Commission.

     The results of operations for the three months ended December 31, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

     CONDENSED FINANCIAL STATEMENTS. The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K F.Y. dated September 30, 1998, Annual Report on form 10-K. The results of operations for periods ended December 31, 1998, are not necessarily indicative of operations for the full year.

     STOCK OPTION PLANS. None outstanding.

     PREFERRED STOCK. The Company has one class of preferred stock. 5,000,000 shares of .05000 par value preferred stock remaining authorized but unissued.

     WARRANTS. None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's September 30, 1998 , Annual Report on Form 10-K. All non-historical information contained in this form 10-K is a forward looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such differences include changes from the traditional marketing patterns of financial services instruments, such as, stocks, bonds, mutual funds, and insurance products. A change from the traditional role of commission broker to salaried marketing executives or the use of internet marketing systems which may function substantially without sales personnel, instead, those individuals being replaced by registered order clerks accepting unsolicited transactions. Substantially diminished commission levels per transaction may result in lower revenues for these activities. Increased foreign and domestic competition may put pricing pressures on goods sold or imported . Changes in economic trends, war, and other unforeseen situations or developments may result because of domestic political pressures. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YEAR 2000 ISSUE: The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all computerized data processing systems to recognize the date change from December 31, 1999, to January 1, 2000, and, like other companies, has assessed its computer applications and business procedures to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, payment systems, and others, is ongoing. Initial contact with these external entities was completed by the fourth quarter of 1998. The company does not expect the cost to address the Year 2000 will be material and has determined that the software it utilizes in its operations will be compatible with the Year 2000 requirements.

     RESULTS OF OPERATIONS. Comparison of three-month periods ended December 31, 1998 and 1997. Revenues for the first quarter of the fiscal year of $12,091 are virtually the same as $10,793 of the prior year. Nine month comparative figures reflect similar low level revenues due to the continued relatively inactive state of the company. Pending release from the Chapter 11 Bankruptcy proceedings will allow the Company to seek new sources of revenue and acquisitions that are expected to build both a capital base, revenues, and profits. The operating expenses of $ 11,426 reflect final payment of bills incurred to attain legal and accounting assistance to prepare the documents required for release from Chapter 11 Bankruptcy status as well as other normal expenses. Other expenses remained virtually the same for the 1998 period as compared with those of 1997.

     During the months of October and November with Federal Bankruptcy Court approval which gave authorization to proceed with the terms of reorganization under protection of Chapter 11 Bankruptcy debt settlements in the form of minor amounts of cash or the issue of unrestricted shares of Century stock were made.

     The "Plan", as amended with debt amounts and settlement terms, was attached herewith along with other pertinent exhibits with Form 10K dated September 30, 1998.

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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report of Form 10-K for the year ended September 30, 1998, filed with the Securities and Exchange Commission.

     The results of operations for the three months ended December 31, 1998, are not necessarily indicative of the results to be expected for the full fiscal year.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

          2     --  Century Report of Share Issuance re. Plan
          3.(i) --  Certificate of Amendment to Certificate of Incorporation
          99.1  --  State of Delaware 1998 Annual Franchise Tax Bill
          99.2  --  CUSIP Number Affirmation

     (b)  REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          CENTURY PACIFIC FIDELITY CORPORATION


Dated January 10, 2000                    By /s/ Carlton V. Phillips
                                               ---------------------------------
                                               Carlton V. Phillips
                                               Chairman of the Board, President
                                               and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

 Signature and Title                           Date
 -------------------                           ----


/s/ Carlton V. Phillips                   January 10, 2000
-------------------------------
Carlton V. Phillips
Treasurer and Director

                                INDEX TO EXHIBITS



         Exhibit No.               Description
         -----------               -----------

            2           Century Report of Share Issuance re. Plan

            3.(i)       Certificate of Amendment to Certificate of Incorporation

            99.1        State of Delaware 1998 Annual Franchise Tax Bill

            99.2        CUSIP Number Affirmation