Form 10-Q
period 1999-03-31
CENTURY PACIFIC FINANCIAL CORP
filed 2000-01-13
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999

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

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

  ITEM 1 - FINANCIAL STATEMENTS ...........................................  3

      Condensed Consolidated Balance Sheets for 3 Months Ended
         March 31, 1999...................................................   4
      Condensed Consolidated Statement of Operations for 3 Months Ended
         March 31, 1999 and 1998..........................................   5
      Consolidated Statements of Cash Flows for 3 Months Ended
         March 31, 1999 and 1998..........................................   6
      Notes to Condensed Consolidated Financial Statements ...............   7

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS ............................  8

PART II

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ...............................  9

SIGNATURES ................................................................  9

INDEX TO EXHIBITS ......................................................... 10

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

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                             March 31, 1999    December 31, 1998
                                             --------------    -----------------
ASSETS

Current Assets
     Cash                                     $       298         $      (907)
                                              -----------         -----------
    Total Assets                              $       298         $      (907)
                                              -----------         -----------
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                  --                  --
     Notes Payable                                     --                  --
     Accrued Liabilities                      $       507         $       529
     Other Liabilities                                 --                  --
                                              -----------         -----------
     Total Current Liabilities                $       507         $       529
                                              -----------         -----------
Stockholders' Equity
     Common Stock                             $ 2,010,106         $ 2,010,106
     Capital                                    1,346,106           1,346,106
     Retained Earnings                         (3,355,857)         (3,356,522)
     Net Income                                       588                 665
                                              -----------         -----------
     Total Stockholders' Equity               $       209         $       355
                                              -----------         -----------
Total Liabilities & Stockholders Equity       $       298         $       907
                                              ===========         ===========

                      CENTURY PACIFIC FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                               For 3 Months  For 3 Months
                                  Ended         Ended        YTD          YTD
                                 3/31/99       3/31/98       1999         1998
                                 --------      --------    --------     --------
Revenues
  Financial Services            $ 13,246      $ 10,422    $ 25,338     $ 21,215
                                --------      --------    --------     --------
  Total Revenues                $ 13,246      $ 10,422    $ 25,338     $ 21,215
                                --------      --------    --------     --------
Expenses
  Accounting                    $    206      $    669    $    634     $    363
  Office                             403                       536          122
  Advertising                        298                       751        2,115
  Maintenance/Repair                               200                      200
  Postage                             59           109         187          177
  Rent                             2,561         2,560       5,119        5,122
  Storage                            244           249         488          514
  Telephone                        1,432         1,027       2,590        2,559
  Payroll Taxes                      359           386         409          521
  Salaries, Employees              3,584         3,584       7,280        7,840
  Other                            2,905           780       4,860          160
  Insurance                                                     63          500
  Delivery                                         110
  Dues, Subscriptions,
    License, Fees                  1,783                     2,033        1,370

Total Expenses                  $ 13,834      $ 10,277    $ 25,260     $ 21,563
                                --------      --------    --------     --------
Earnings before Income Taxes    $   (588)     $    145    $     77     $   (348)
                                --------      --------    --------     --------
Provisions for Income Taxes           --            --          --           --
                                --------      --------    --------     --------
Net Earnings                    $   (588)     $    145    $     77     $   (348)
                                ========      ========    ========     ========
Net Earnings Per Share                 0             0           0            0
                                ========      ========    ========     ========

                         CENTURY PACIFIC FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For 3 Months           For 3 Months
                                               Ended                  Ended
                                              3/31/99                3/31/98
                                             ---------              ---------
Cash from Operations
  Net Income                                 $      77              $    (349)
                                             ---------              ---------
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating
   Activities
   Accounts Payable                          $     445              $     (80)
   FWT Payable                                (509,093)
   FICA                                            234
   Medicare                                        222
   SWT Payable                                      52
                                             ---------              ---------
Total Adjustments                            $(508,116)
                                             ---------              ---------

Net Cash Provided by Operations              $(508,039)             $    (429)
                                             ---------              ---------
Cash from Investing Activity                 $       0              $       0
Cash from Financing Activity                 $       0              $       0
Net Increase (Decrease) in Cash              $ 500,268              $    (429)
                                             ---------              ---------

Beginning Cash Balance                       $     907              $    (244)
                                             ---------              ---------

Cash Balance at End of Period                $     298              $      85
                                             ---------              ---------

Net Increase (Decrease) in Cash              $    (609)
                                             =========              =========

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

     The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the full fiscal year.

     CONDENSED FINANCIAL STATEMENTS. The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K F.Y. dated September 30, 1998, Annual Report on form 10-K. The results of operations for periods ended March 31, 1999, are not necessarily indicative of operations for the full year.

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

     RESULTS OF OPERATIONS. Comparison of three-month periods ended March 31, 1999 and 1998. Revenues for the second quarter of the fiscal year of $13,246 are virtually the same as $10,422 of the prior year. Nine month comparative figures reflect similar low level revenues due to the continued relatively inactive state of the company. Release from the Chapter 11 Bankruptcy proceedings has allowed the Company to seek new sources of revenue and acquisitions that are expected to build both a capital base, revenues, and profits. The operating expenses of $ 13,834 reflect final payment of bills incurred to attain legal and accounting assistance to prepare the documents required for release from Chapter 11 Bankruptcy status as well as other normal expenses. Other expenses remained virtually the same for the 1999 period as compared with those of 1998.

     During the months of October and November with Federal Bankruptcy Court approval which gave authorization to proceed with the terms of reorganization under protection of Chapter 11 Bankruptcy debt settlements in the form of minor amounts of cash or the issue of unrestricted shares of Century stock were made.

     On January 4, 1999, the Court acknowledged substantial consumation of the Joint Plan and closure of the bankruptcy estates. The "Plan", as amended with debt amounts and settlement terms, is attached herewith along with other pertinent exhibits.

     LIQUIDITY AND CAPITAL RESOURCES. The Corporation has managed to remain current in its payable accounts due to drastic cost cutting for facilities and services.

                                    PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

           2 -- Court Order Closing Estates
          99 -- Letter to SEC
          27 -- Financial Data Schedule

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

            2           Court Order Closing Estates

            99          Letter to SEC