Form 10-Q
period 1999-06-30
CENTURY PACIFIC FINANCIAL CORP
filed 2000-01-13
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1999

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

                    (1) Yes [X] No [ ]     (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 30, 1999, there were 51,469,842 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

       Item 1 - Financial Statements                                          4
       Item 2 - Stock Option Plans                                            9
       Item 3 - Preferred Stock                                               9
       Item 4 - Warrants                                                      9
       Item 5 - Management's  Discussion and Analysis or
                  Plan of Operation                                           9
       Item 6 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         9
       Item 7 - Results of Operations                                         9
       Item 8 - Liquidity and Capital Resources                              10
       Item 9 - Basis of Presentation                                        10

PART II OTHER INFORMATION

       Item 1 - Signatures                                                   11
       Item 1 - Other Information                                            12

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

                     CENTURY PACIFIC FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                               June 30, 1999       June 30. 1998
                                               -------------       -------------
                                     ASSETS
Current Assets
     Regular Checking                            $   141,355        $        35
     Accounts Receivable                              23,331                 --
     Inventory                                       206,997                 --
     Employer Advances                                 7,000                 --
                                                 -----------        -----------
    Total Current Assets                         $   378,683        $        35
                                                 -----------        -----------

Property Equipment
     Equipment                                   $    12,978        $        --
                                                 -----------        -----------
     Total Property Equipment                    $    12,978        $        --

Other Assets
     Organization Costs                          $       325        $        --
                                                 -----------        -----------
     Total Other Assets                          $       325        $        --
                                                 -----------        -----------
Total Assets                                     $   391,986        $        35
                                                 ===========        ===========

                             LIABILITIES, NET WORTH

Current Liabilities
     Accounts Payable                            $        --        $   508,561
     Employee Taxes Payable                      $       494        $        --
                                                 -----------        -----------
     Total Current Liabilities                   $       494        $   508,561
                                                 -----------        -----------

     Stockholders Equity
     Common Stock                                $ 1,216,966        $   532,676
     Capital                                       2,339,246          2,823,536
     Retained Earnings                            (3,356,498)        (3,864,768)
     Net Income                                      191,777                (41)
                                                 -----------        -----------
     Total Stockholders Equity                   $   391,492        $  (508,596)
                                                 -----------        -----------
Total Liabilities and Stockholders
     Equity                                      $   391,986        $       (35)
                                                 ===========        ===========

                     CENTURY PACIFIC FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                          For 3 Months  For 3 Months  For 6 Months  For 6 Months
                              Ended         Ended         Ended         Ended
                             6/30/99       6/30/98       6/30/99       6/30/98
                            --------      --------      --------      --------
Revenues
  Financial Services        $  8,460       $10,807      $ 25,972      $ 32,022
  Sales - Merchandise        522,478            --       522,478            --
  Commissions                     --            --         7,825            --
                            --------       -------      --------      --------
  Total Revenues            $530,938       $10,807      $556,275      $ 32,022
                            --------       -------      --------      --------
  Less:  Cost of Sales       286,215            --       286,215            --
                            --------       -------      --------      --------
  Gross Profit              $244,723            --      $270,060            --
                            --------       -------      --------      --------

Expenses
  Accounting:  Legal        $    413       $   181      $  4,546      $    544
  Auto                           923            --           923            --
  Advertising & Promotion        587           684         1,338         2,799
  Bank Charges                    84            --           215            --
  Commissions                    609            --           609            --
  Dues, Subscriptions,
    License, Fees              2,224         1,097         2,174         2,467
  Insurance                    2,260            --         2,174           500
  Licensing, Fees                148            --         1,932            --
  Miscellaneous                  971            --         2,531            --
  Office  Expenses             1,337            58         1,873           180
  Maintenance/Repair              --            --            --           200
  Other                           --           289            --           449
  Postage                         26           128           214           305
  Rent                         6,038         2,556        11,156         7,678
  Salaries, Employees         21,083         3,640        28,363        11,480
  Storage                        244           347           732           861
  Taxes                        1,845           390         2,284           910
  Telephone                    2,325         1,129         4,915         3,688
  Travel                       6,424            --         6,424            --
                            --------       -------      --------      --------
Total Expenses              $ 53,022       $10,499      $ 78,283      $ 32,062
                            --------       -------      --------      --------
Earnings before Income
  Taxes                     $191,700       $   308      $191,777      $    (41)

Income Tax                  $     --       $    --      $     --      $     --
                            --------       -------      --------      --------

Net Earnings                $191,700       $   308      $191,777      $    (41)
                            ========       =======      ========      ========

Earnings per Share          $  .003        $    --      $   .003      $     --
                            ========       =======      ========      ========

                        CENTURY PACIFIC FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For 3 Months  For 3 Months  For 6 Months  For 6 Months
                              Ended         Ended         Ended         Ended
                             6/30/99       6/30/98       6/30/99       6/30/98
                            --------      --------      --------      --------
Cash from Operations
 Net Income                  $ 191,700     $ (41)      $ 191,777      $ (349)
                             ---------     -----       ---------      ------

 Accounts Receivable         $ (23,330)    $  --       $ (23,330)     $
 Product Inventory           $(206,997)    $  --       $(206,997)     $   --
 Employee Advances           $  (7,000)    $  --       $  (7,000)     $   --
 Accounts Payable            $      00     $ 346       $(508,648)     $ (101)
 Taxes Payable               $     (13)    $  --       $     496      $   --
                             ---------     -----       ---------      ------
 Net Cash Provided by
   Operations                $ (45,641)    $ 309       $(550,741)     $ (449)
                             ---------     -----       ---------      ------

Cash Flows from
 Investing Used for:

 Equipment                   $ (12,977)    $  --       $ (12,998)     $   --
 Organization Expenses       $    (325)    $  --       $    (325)     $   --
                             ---------     -----       ---------      ------
 Net Cash Used in Investing  $(133,307)    $  --       $ (13,303)     $   --
                             ---------     -----       ---------      ------

Cash Flows from
 Financing Activities
 Proceeds Paid in Capital    $ 200,000     $  --       $ 200,000      $   --
                             ---------     -----       ---------      ------
 Net Cash Used in Financing  $ 200,000     $  --       $ 200,000      $   --

Net Increase (Decrease) in
 Cash                        $ 141,056     $ 179       $(364,043)     $ (449)
                             ---------     -----       ---------      ------
Cash Balance End of Period   $ 141,355     $ (35)      $ 141,355      $ (106)

Cash balance Beginning of
 Period                      $      35     $(344)      $     286      $ (344)
                             ---------     -----       ---------      ------

Net Increase in Cash         $ 141,390     $ 179       $ 141,069      $ (449)
                             =========     =====       =========      ======

                        CENTURY PACIFIC FINANCIAL CORP.
                        FOR 9 MONTHS ENDED JUNE 30, 1999
                  STATEMENT OF CHANGES IN FINANCIAL POSITIONS

                             For 3 Months For 9 Months For 3 Months For 9 Months
                                 Ended        Ended        Ended       Ended
                                6/30/99      6/30/99      6/30/98     6/30/98
                                -------      -------      -------     -------
Sources of Working Capital
 Net Income                    $ 191,700    $  191,777      $308       $(41)
                               ---------    ----------      ----       ----

Other Sources
 Paid in Capital                 200,000       200,000        --         --
 Common Stock                         --       732,978        --         --
                               ---------    ----------      ----       ----
Total                          $ 391,700    $1,124,755        --         --

Uses of Working Capital
 Capital                       $ (12,978)   $  732,978)       --         --
 Equipment                        (9,984)      (12,978)       --         --
 Organization Costs                 (325)         (325)       --         --
                               ---------    ----------      ----       ----
Total Uses                     $ (13,303)   $ (746,280)       --         --
                               ---------    ----------      ----       ----
Net Change                     $ 378,397    $  378,474      $308       $(41)
                               ---------    ----------      ----       ----

Analysis of Change
 Income (Decrease) Cash        $ 141,399    $  141,642      $308       $(41)
 Accounts Receivable             (23,331)       23,331        --         --
 Employee Advances                 7,000         7,000        --         --
 Inventory                       206,997       206,997        --         --
 Increase (Decrease)
  Liability                         (330)         (494)       --         --
                               ---------    ----------      ----       ----
Net Change                     $ 378,397    $  378,474      $308       $(41)
                               =========    ==========      ====       ====

                        CENTURY PACIFIC FINANCIAL CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED FINANCIAL STATEMENTS. The unaudited condensed consolidated financial information contained in this report reflects all adjustments (consisting of normal recurring accruals) considered necessary, in the opinion of management, for a fair presentation of results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 10-K F.Y. dated September 30, 1998, Annual Report on form 10-K. The results of operations for periods ended June 30, 1999, are not necessarily indicative of operations for the full year.

2.   STOCK OPTION PLANS. None outstanding.

3. PREFERRED STOCK. The Company has one class of preferred stock. 5,000,000 shares of .05000 par value preferred stock remaining authorized but unissued.

4.   WARRANTS. None

5. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's September 30, 1998 , Annual Report on Form 10-K. All non-historical information contained in this form 10-K is a forward looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward looking statements. Factors that might cause such differences include changes from the traditional marketing patterns of financial services instruments, such as, stocks, bonds, mutual funds, and insurance products. A change from the traditional role of commission broker to salaried marketing executives or the use of internet marketing systems which may function substantially without sales personnel, instead, those individuals being replaced by registered order clerks accepting unsolicited transactions. Substantially diminished commission levels per transaction may result in lower revenues for these activities. Increased foreign and domestic competition may put pricing pressures on goods sold or imported . Changes in economic trends, war, and other unforeseen situations or developments may result because of domestic or foreign political pressures. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof.

6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YEAR 2000 ISSUE: The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all computerized data processing systems to recognize the date change from December 31, 1999, to January 1, 2000, and, like other companies, has assessed its computer applications and business procedures to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, payment systems, and others, is ongoing. Initial contact with these external entities was completed by the fourth quarter of 1998. The company does not expect the cost to address the Year 2000 will be material and has determined that the software and computer hardware it utilizes in its operations will be compatible with the Year 2000 requirements.

7. RESULTS OF OPERATIONS. Comparison of three-month periods ended June 30, 1999 and 1998 are contained herein. Revenues for the third quarter of the fiscal year of $530,938.00 are substantially in excess of $10,807.00 of the prior year. Nine month comparative figures reflect increased revenues due to the start up of medical equipment sales both domestically and internationally. Release from the Chapter 11 Bankruptcy proceedings has allowed the Company to seek new sources of revenue and acquisitions that are expected to build the capital base, revenues, and profits. The operating expenses of $53,023.00 were normal business expenses. Expenses for the 1999 period as compared with those of 1998 increased substantially as the medical equipment subsidiary increased local and export sales.

8. LIQUIDITY AND CAPITAL RESOURCES. The Corporation has remained current in its payable accounts during this period and the event of profitable operations in the medical equipment has allowed a modest build-up of cash and inventory.

9. BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Century Pacific Financial Corporation and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain financial statement items from the prior year may have been reclassified to be consistent with the current year financial statement presentation.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report of Form 10-K for the year ended September 30, 1998, filed with the Securities and Exchange Commission.

     The results of operations for the three months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full fiscal year.

                          PART II - OTHER INFORMATION

ITEM 1. SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTURY PACIFIC FINANCIAL CORPORATION


Dated 12/27/99                          By /s/ Carlton V. Phillips
                                           -------------------------------------
                                           Carlton V. Phillips
                                           Chairman of the Board, and
                                           Co-Chief Executive Officer


                                        By /s/ David Hadley
                                           -------------------------------------
                                           David Hadley
                                           President and Co-Chief
                                           Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

      Signature and Title                               Date
      -------------------                               ----


/s/Carlton V. Phillips                                12/27/99
--------------------------------
Carlton V. Phillips
Treasurer and Director


/s/ David Hadley
--------------------------------
David Hadley
President and Director

ITEM 2. OTHER INFORMATION

1. LEGAL PROCEEDINGS

     None

2. CHANGES IN SECURITIES

     The Federal Bankruptcy Court Approved Plan of Reorganization authorized issue of common stock to creditors and for an acquisition of assets. This increased the common shares outstanding from 13,316,894 to 51,469,842.

3. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

     None

4. EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS:  None

     REPORTS ON FORM 8-K: None Filed