Form 10-K
period 1999-09-30
CENTURY PACIFIC FINANCIAL CORP
filed 2001-11-30
CIK 791770

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _________ to _________

                         Commission file number 0-16075


                      CENTURY PACIFIC FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                                86-0449546
(State of Other Jurisdiction                                 (I.R.S. Employer
     of Incorporation)                                      Identification No.)

1422 N. 44th Street, #211, Phoenix, AZ                             85008
(Address of Principal Executive Offices)                         (Zip Code)

                                  602-267-7007
                  (Issuer's Telephone No., Including Area Code

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                    51,471,843 Common Stock .0400 par value

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The issuer's revenues for the fiscal year ended September 30, 1999 were $805,533.00.

     The aggregate market value of the common equity stock held by non-affiliates of the registrant based on the average bid and asked price of the common stock on September 30, 1999 was UNKNOWN. Directors, officers and ten percent or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     The number of shares outstanding of the issuer's common equity as of September 30, 1999 was as follows: 51,471,843 shares of common stock.

    Transitional Small business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I
       Item 1 -  Description of Business .................................  1
       Item 2 -  Properties ..............................................  4
       Item 3 -  Legal Proceedings .......................................  4
       Item 4 -  Submission of Matters to a vote of Security Holders .....  4

PART II
       Item 5 -  Market for the Registrant's Common Equity Securities
                 and Related Stockholder Matters .........................  5
       Item 6 -  Management's Discussion of Plan of Operation and
                 Analysis of Selected Financial Data .....................  6
       Item 8 -  Disagreements on Accounting and Financial Disclosure ....  6

PART III
       Item 8 -  Directors, Executive Officers and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act .......  7
       Item 9 -  Executive Compensation ..................................  7
       Item 10 - Security Ownership of Certain Beneficial Owners
                 and Management .........................................   8
       Item 11 - Certain Relationships and Related Transactions..........   8

PART IV
       Item 12 - Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K ............................................   8

SIGNATURES ..............................................................   9

CONSOLIDATED FINANCIAL STATEMENTS ....................................... F-1

                                     PART I

     In addition to historical information, this annual report on form 10-K contains forward-looking statements such as statements of the Company's expectations, plans, objectives and beliefs. These statements use such words as "may", "will", "expect", "anticipate", "believe", "plan", and other similar terminology. Actual results could differ materially due to changes in the market acceptance of Century Pacific Financial's products, market introduction or product delivery delays, global and local business conditions, legislation and governmental regulations, competition, the Company's ability to effectively maintain and update its product portfolio, shifts in technology, political or economic instability in local markets, and currency and exchange rates.

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Century Pacific Financial Corporation (the "Company" or "Century") is a holding company that was formed in 1982 and commenced operations in 1984. It provides through its principal subsidiaries a range of financial and commercial services. Century and its three subsidiaries are hereinafter referred to as the "Company". The remaining subsidiaries of Century include Century Pacific Fidelity Corporation (Fidelity), Century Pacific Investment Management Corporation (Century Management) and Global Medical Technologies Inc. DBA Tempe Medical Equipment (Global Medical).

     Century has received revenue from an investment banking and securities brokerage business operated under its principal officer's license through an independent contractor agreement with a regional securities firm. Its principal officer is registered as a securities registered representative and principal in several states and primary activities include acting as a stock broker in most types of investment securities and options .

     The medical equipment subsidiary purchases for resale used and occasionally new medical equipment to be resold. Global Medical employs personnel that are technically qualified to refurbish both the electronic apparatus as well as structural elements of "hi-tech" medical instruments and machines.

     The Company maintains its corporate headquarters in a leased office located at 1422 N. 44th Street, Suite 211, Phoenix, AZ 85008. Approximately 300 accounts are serviced by account executives. No single client accounts for a material percentage of the total revenue.

REVENUES BY SOURCE

SECURITIES ACTIVITIES

     The Company's securities revenues since inception have been derived principally from commissions on transactions in exchange-listed and over-the-counter stocks, options, and corporate and government bonds. Markups are also earned as a result of principal transactions in over-the-counter stocks, municipal, corporate and government bonds. Investment banking participations also result in revenue from dealer reallowances. Global Medical Technologies, Inc., during FY 1999 has, however, produced more revenues than the securities activities.

     Century's securities business activities were sharply curtailed by the closure of all business activities maintained by previously existing subsidiaries and their subsequent filings for either Chapter 7 or 11 bankruptcy protection. Century itself was released from Chapter 11 bankruptcy and administrative surveillance and protection on December 30, 1998. Settlement of all existing debts by minimal cash payments or issue of freely tradeable stock has settled accounts in a reasonable period of time. Management has been approached with merger and or acquisition proposals several times, however, actions regarding such proposals have been postponed until Global Medical reaches a stable and profitable trend. Future plans most assuredly will involve actively seeking bridge financing and ultimately, future offerings of securities.

     Plans for the future are targeted for growth and profitability in the areas of financial services and the export and import of "big ticket" used, but refurbished, medical equipment such as is already the case with Global Medical.

     The following table shows revenues by source for the Company's last fiscal year.

                      Century Pacific Financial Corporation

                                                     Year Ended September 30,
                                                    1999                 1998
                                                    ----                 ----
MEDICAL EQUIPMENT SALES:                          762,534                None

SECURITIES ACTIVITIES:
  Commissions & principal transaction markups      43,562              42,292

INSURANCE ACTIVITIES:
  Commissions                                         363

SECURITIES OWNED:
  Interest, dividends and proceeds from
   trading activities                                None                None

OTHER:
  Export-import activities                           None                None

TOTAL REVENUES:                                   805,533              42,855

REVENUES BY SEGMENT (DISCUSSION)

     In view of the financial interdependence of the Company's various subsidiaries and since the Company relies upon substantially the same personnel in connection with many of its revenue-producing operations, it does, however, continue to maintain separate accounting for expenses shared by the various subsidiaries and the company does believe that a meaningful allocation of expenses can be made among the company's business segments so as to reflect the percentage contribution to consolidated net income of each component of the Company's operations. Fidelity and Century Management were dormant during this fiscal year.

COMMISSIONS

     Securities transactions for individuals and institutional investors, where the registered broker acts on an agency basis, generate securities commission revenues. Commissions are charged on both exchange and over-the-counter agency transactions for individual customers in accordance with an established schedule, which may change from time to time. In certain cases, discounts from the schedule may be granted to customers. Securities commissions result in part from executing transactions in listed stocks and bonds and the company also may realize commission revenue or markups when the trade is executed on principal or agency basis in over-the-counter or listed securities. A substantial portion of the commission revenues generated by the company is attributable to individual investors.

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

MEDICAL EQUIPMENT SALES AND SERVICES

     This business activity is in the "start up" stage, however, progress has been remarkably good for the last two quarters of FY 1999 and shows promise of increasing volume and has already been profitable.

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

EMPLOYEE HIRING PRACTICES, ADMINISTRATION, AND OPERATIONS

EMPLOYEE HIRING PRACTICES

     The company has several employees, of whom two have managerial responsibilities, while the others have administrative or sales duties only. Account executives that work as independent contractors under Mr. Phillips' supervision also generate some revenue.

     The Company considers its employee relations to be good and believes that its compensation and employee benefits are competitive with those offered by other firms.

     The Company functions as an equal opportunity employer.

ADMINISTRATION

YEAR 2000 ISSUE:

     The Company recognizes that the arrival of the Year 2000 poses a unique challenge to the ability of all computerized data processing systems to recognize the date change from December 31, 1999, to January 1, 2000, and, like other companies, has assessed its computer applications and business procedures to provide for their continued functionality. An assessment of the readiness of external entities which it interfaces with, such as vendors, counterparties, payment systems, and other, is ongoing. Initial contact with these external entities is expected to be completed by the fourth quarter of 1999. The company does not expect the cost to address the Year 2000 data processing issues will be material and has determined that the software it utilizes in its operations is compatible with the Year 2000 changeovers. If future testing of existing software reveals inadequacies, it will be replaced.

     Administrative activities though sharply curtailed are operating efficiently through the utilization of outside staff for accounting requirements while normal management and administrative duties are performed to fulfill corporate needs at existing levels.

OPERATIONS

     Current operations of Century though relatively small compared to those of prior years before the bankruptcies have been sufficient for Century now devoid of its former operating subsidiaries and operating at substantially lower expense levels under Chapter 11 protection for 6 months of this fiscal year to generate sufficient cash flow to meet current expenses.

ITEM 2. PROPERTIES.

     The Company operates principally from one location in Phoenix and one in Tempe, Arizona leased under its managing principals' names. It owns no real property.

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

               Fiscal 1999                         Price
               -----------                         -----
               First Quarter                       Unknown
               Second Quarter                      Unknown
               Third Quarter                       Unknown
               Fourth Quarter                      Unknown

     As of September 30, 1999, there were 367 shareholders of record.

DIVIDEND POLICY

     The Company has not paid cash dividends on its common shares since its inception. The Company currently intends to retain all of its earnings, if any, to finance the development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION OF PLAN OF OPERATION AND ANALYSIS OF SELECTED FINANCIAL DATA

     The following selected data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The detailed financial statements start on page 17.

     RESULTS OF OPERATIONS. Comparisons of fiscal year periods ended September 30, 1999 and 1998 are contained herein. Revenues for the year of $805,533.00 are substantially higher then $42,855.00 of the previous year. Higher 1999 figures were substantially above 1998 because of addition of the medical equipment operations. The operating expenses of $236,779.00 were normal business expenses. Favorable cost of goods sold resulted in an increase in total profits and an increase in stockholder equity.

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

CAPITAL RESOURCES AND LIQUIDITY

     The Company has operated during the fiscal year on a minimal revenue base, however, this base was adequate to pay current expenses. Assets owned by the Company are relatively illiquid and consist mainly of fully depreciated furnishings, computer equipment, and other office machines. It is anticipated that management will seek financing as needed by expected increased business activity. The Company has no material current financial commitments or accrued capital expenses.

AUDIT COMMITTEE

     The directors of the Company had established an audit committee, however, due to bankruptcy filings its chairman, an outside director, and other members are no longer associated with the Company. A reconstituted Board of Directors, to include one or more "outside" directors, is being formed. An "outside" director will be nominated to chair this required audit committee.

ITEM 7. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements of the type required to be recorded under this item between the Company and its independent accountants during the fiscal year.

     On September 30, 2001 an engagement letter was executed with Mark Shelley, CPA, to conduct audits covering fiscal years 1999 and 2000. It is management's intent to renew this agreement to cover subsequent years.

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

NAME -- Carlton V. Phillips            Mr.   Phillips   has  been  a  securities
                                       industry  professional  for more  than 39
POSITION WITH COMPANY -- Director, years, having served as a broker, analyst Co-Chief Executive Officer, Chairman and investment banking specialist. For
                                       the  past  33   years  he  has   occupied
DATE ELECTED DIRECTOR -- March 1996    management  positions  in the  securities
                                       industries and is currently the chairman,
TERM OF OFFICE -- 3 years              co-chief   executive   officer,   and   a
                                       director  of the  Company  and several of
AGE -- 75                              its  wholly  owned  subsidiaries.  Before
                                       assuming   his   current   position   Mr.
                                       Phillips   served  for  13  years  as  an
                                       officer  and   director  of   Continental
                                       American Securities,  Inc., where he rose
                                       to  be  president  and  chief   executive
                                       officer. Mr. Phillips holds a bachelor's degree in economics from Brown University and a master's degree in management from St. Mary's of California. He retired from the Army of the United States with the rank of colonel.

NAME -- David L. Hadley                Mr.   Hadley  has  been  engaged  in  the
                                       medical machinery and instrument business
POSITION WITH COMPANY -- Director,     for  most  of  his  working   life.   His
Co-Chief Executive Officer,            reputation   as  a   dealer   and  as  an
President                              accomplished    repair    technician   is
                                       outstanding  throughout the  southwestern
DATE ELECTED  DIRECTOR -- April 1999   United States and Latin  America.  He has
                                       been   a   business    owner    operating
TERM OF OFFICE -- 3 years              successfully for in excess of 10 years.

AGE -- 47

ITEM 9. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION LIST

     The following list sets forth information concerning the compensation of the Company's Executive Officers whose compensation exceeded $100,000 for the fiscal year ending September 30, 1999.

     None

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     None

AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR ENDED SEPTEMBER 30, 1999 AND FISCAL YEAR END OPTION VALUES

     None

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, (ii) the ownership interest of each director and nominee, and (iii) by all directors and executive officers as a group calculated as of September 30, 1999.

Carlton V. Phillips   Chairman, Director,              3,186,925           6.19%
                      Co-Chief Executive Officer

David L. Hadley       President, Director,            19,825,505          38.50%
                      Co-Chief Executive Officer

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                     PART IV

ITEM 12. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

     (a)(1) Financial Statements

     The following financial statements of the Company and its subsidiaries are included below:

          Report of Independent Certified Public Accountant
          Consolidated Balance Sheet for September 30, 1999 and 1998; Consolidated Statement of Operations for September 30, 1999 and 1998; Consolidated Statement of Stockholders' Equity for September 30, 1999 and 1998.
          Consolidated Statement of Cash Flows for September 30, 1999 and 1998.

     (a)(2) Financial Statement Schedules

     All schedules are inapplicable or the required information is otherwise included in the consolidated financial statement and the notes thereto, and, therefore, have been omitted.

     (a)(3) and (c) Exhibits

     None

     (b) Form 8-K

     No reports on Form 8-K were filed during the last quarter of the year ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CENTURY PACIFIC FINANCIAL CORPORATION



Dated: November 28, 2001           By /s/ Carlton V. Phillips
                                     ----------------------------------------
                                     Carlton V. Phillips
                                     Chairman of the Board, and
                                     Co-Chief Executive Officer



                                   By /s/ David Hadley
                                     ----------------------------------------
                                     David Hadley
                                     President and Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

    Signature and Title                                     Date
    -------------------                                     ----


/s/ Carlton V. Phillips                                November 28, 2001
----------------------------------------
Carlton V. Phillips
Treasurer and Director



/s/ David Hadley                                       November 28, 2001
----------------------------------------
David Hadley
President and Director

             CENTURY PACIFIC FINANCIAL CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                               September 30, 1999


                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Consolidated Balance Sheet as of September 30, 1999 and 1998                 F-3

Consolidated Statements of Operations for the years ended
September 30, 1999 and 1998                                                  F-5

Consolidated Statements of Stockholders' Equity from September 30, 1997
to September 30, 1999                                                        F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 1999 and 1998                                                  F-7

Notes to Consolidated Financial Statements                                   F-8

                               Shelley Intl., CPA
                                443 E. 10th Ave.
                                 Mesa, AZ 85204
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Century Pacific Financial Corporation

     I have audited the accompanying consolidated balance sheets of Century Pacific Financial Corporation as of September 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1999, 1998, and 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made ty management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Pacific Financial Corporation as of September 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1999, 1998, and 1997 in conformity with generally accepted accounting principles.

/s/ Mark Shelley
Shelley Intl., CPA

September 30, 2001

                      Century Pacific Financial Corporation

                           Consolidated Balance Sheet
                            As of September 30, 1999


                                     Assets

Current Assets
  Cash
  Receivables                                                         $  129,316
  Inventory                                                              171,637
  Current Tax Benefit                                                      4,668
                                                                      ----------

        Total Current Assets                                          $  305,621
                                                                      ----------

Equipment, net                                                        $   10,152
                                                                      ----------
Other Assets
  Note Receivable                                                     $   47,168
  Long Term Tax Benefit                                                  875,697
                                                                      ----------

        Total Assets                                                  $1,238,638
                                                                      ==========

        The accompanying notes are an integral part of these statements.

                           Century Pacific Corporation

                           Consolidated Balance Sheet
                        As of September 30, 1999 and 1998

                      Liabilities and Stockholders' Equity


                                                    9/30/99           9/30/98
                                                  -----------       -----------
Current Liabilities
  Bank Overdraft                                  $    18,765       $        --
  Payables                                             19,504           508,933
  Notes Payable                                        10,000                --
                                                  -----------       -----------

     Total Current Liabilities                    $    48,269       $   508,993
                                                  ===========       ===========

STOCKHOLDERS' EQUITY

Preferred Stock
  5,000,000 shares authorized, no shares
   outstanding, par value $0.05                   $        --       $        --

Common Stock
  100,000,000 shares authorized 51,471,843
   shares outstanding for 1999, par value
   $0.04                                            2,058,874           532,716

Additional Paid in Capital                          2,006,271         2,823,496

Retained Earnings (Loss)                           (2,874,776)       (3,865,145)
                                                  -----------       -----------

     Total Stockholders' Equity                   $ 1,190,369       $  (508,933)
                                                  -----------       -----------

     Total Liabilities and Stockholders' Equity   $ 1,238,638       $         0
                                                  ===========       ===========

        The accompanying notes are an integral part of these statement.

                      Century Pacific Financial Corporation

                      Consolidated Statement of Operations
                 For the years ended September 30, 1999 and 1998


                                                          Year Ended
                                                  9/30/99             9/30/98
                                               ------------        ------------
Revenue
  Equipment Sales                              $    762,534        $         --
  Service Revenue                                    43,562              42,855
                                               ------------        ------------

     Total Revenue                                  805,533              42,855
                                               ------------        ------------

Cost of Goods Sold                                  446,892                  --
                                               ------------        ------------

     Gross Profit                              $    358,641        $     42,855
                                               ============        ============
Expenses
  Rent                                         $     24,264        $     11,340
  Salaries                                           56,895              16,122
  Travel                                             17,600
  Interest Expense                                    3,223
  Depreciation                                        1,128
  Loss on Investment                                 78,635
  Other General and Administrative                   55,034              15,771
                                               ------------        ------------
     Total Expenses                                 236,779              43,233
                                               ------------        ------------

Income Before Income Taxes                          121,862                (378)

Provision For Income Taxes                           88,139                  --
                                               ------------        ------------

Net Income (Loss)                              $     33,723        $       (378)
                                               ============        ============
Basic and Fully Diluted
  Earnings per Common Share                               a                   a
                                               ------------        ------------
Weighted Average Number of Shares                16,508,788          13,317,894
                                               ============        ============

a = less than $0.01

           The accompanying notes are an integral part of these notes

                      Century Pacific Financial Corporation

                 Consolidated Statement of Stockholders' Equity
                  From September 30, 1997 to September 30, 1999


                                        Common Stock           Paid in        Retained          Total
                                 Shares          Amount        Capital        Earnings         Equity
                                 ------          ------        -------        --------         ------
Balance, September 30, 1997     13,317,894    $   532,716    $ 2,823,496    $(3,864,767)    $  (508,555)

Total Retained Earnings                 --             --             --           (378)           (378)
                               -----------    -----------    -----------    -----------     -----------

Balance, September 30, 1998     13,317,894        532,716      2,823,496     (3,865,145)       (508,933)

Stock Issued for Debt           18,329,444        733,178       (224,246)            --         508,933

Purchase of Inventory           19,825,505        793,020       (592,020)            --         200,000

Retained Earnings (Loss)                --             --             --         33,723          33,723
                               -----------    -----------    -----------    -----------     -----------

Balance, September 30, 1999     51,471,843    $ 2,058,874    $ 2,006,271    $(2,874,776)    $ 1,190,369
                               ===========    ===========    ===========    ===========     ===========

        The accompanying notes are an integral part of these statements

                      Century Pacific Financial Corporation

                       Consolidated Statement of Cash Flow
                  for the years ended September 30, 1999, 1998


                                                       9/30/99         9/30/98
                                                      ---------       ---------
Cash from Operations
  Net Income (Loss)                                   $  33,723       $    (378)
                                                      ---------       ---------

Changes in Receivables
  Change in Payables                                  $  48,269       $     272
  Payables for Stock (Ch-11)                           (508,933)             --
  Depreciation                                            1,128              --
  Inventory                                            (171,637)             --
  Net Change in Tax Benefit                              76,281              --
                                                      ---------       ---------

        Cash from Operations                          $(521,169)      $    (106)
                                                      ---------       ---------

Cash Used for Investing
  Purchase of Equipment                               $  11,280       $      --
                                                      ---------       ---------

        Cash for Investing                            $  11,280       $      --
                                                      ---------       ---------

Cash from Financing
  Issue of Stock Under Chapter 11 Approved Plan       $ 200,000       $      --
  Note Payable                                          (47,168)             --
                                                      ---------       ---------

        Cash from Financing                             152,832              --
                                                      ---------       ---------

Net Change in Cash                                     (379,617)           (106)

Beginning Cash Balance                                        0             106
                                                      ---------       ---------

Ending Cash Balance                                   $       0       $       0
                                                      =========       =========

        The accompanying notes are an integral part of these statements.

                      Century Pacific Financial Corporation

                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 1. GENERAL BUSINESS AND ACCOUNTING PRINCIPLES

Organization and Business

     Century Pacific Financial Corporation (the Company) was organized as a Delaware corporation on December 29, 1982. Formerly it was known as Century Pacific Corporation. The Company was originally organized to provide financial services. The Company currently has three wholly owned subsidiaries, Century Pacific Fidelity Corporation, Century Pacific Investment Management Corporation, and Global Medical Technologies, Inc. Century Pacific Fidelity Corporation and Century Pacific Management Corporation are totally inactive at this time and are without assets or debts. Global Medical Technologies, Inc. was formed on April 4, 1999 to buy and sell refurbished medical equipment. See Note 2 for more information on this active subsidiary.

     In May 1996 the Company filed for Bankruptcy, No. 96-09598-PHX-GBN. In December of 1998 the Company emerged from bankruptcy. See Stockholders' Equity Note for an explanation of the stock issued in order to emerge from bankruptcy.

Basis

     The  financial   statements  are  prepared  following   generally  accepted
accounting principles.

Revenue Recognition

     For the medical equipment sales the Company generally recognizes revenue upon shipment. For the financial services revenue is recognized when the service is rendered.

Inventory

     Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Most medical equipment is bought and sold with little or no refurbishing. When refurbishing is done that actual cost is included in the cost of the inventory. Inventory at September 30, 1999 consists of $171,637.

Equipment

     Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years.

     Fixed assets at September 30 consist of the following:

         Office Equipment                                     $ 11,380
         Less:  Accumulated depreciation                        (1,128)
                                                              --------
                                                              $ 10,152
                                                              ========

Stock Options and Warrants

     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, was adopted in fiscal 1997. Adoption of this statement did not have a material effect on the financial statements as the Company currently has no options or warrants outstanding.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

     Periodically  during  the  year,  the  Company  may  maintain  its  cash in
financial   institutions  in  excess  of  amounts  insured  by  the  US  federal government.

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

                                                         1999           1998
                                                      ----------     ----------
        Basic weighted average number of shares       16,508,788     13,317,894
        Additional shares added due to conversions             0              0
        Diluted weighted average number of shares     16,508,788     13,317,894

NOTE 2. NOTES PAYABLE

     The Company borrowed $10,000 from one of its major shareholders during the year to maintain adequate cash flow. This is a demand note, which currently carries no interest.

NOTE 3. STOCKHOLDERS' EQUITY

     During the year 1998 the Company presented a plan to the bankruptcy court in which they would pay for their debts with Company stock. As part of this plan the Company was to issue 18,329,444 shares of stock for its debt. Also the Company purchased inventory to invest into its newly formed subsidiary, Global Medical Technologies, Inc. The Company paid 19,825,505 shares of stock for $200,000 of used medical equipment and the right to employ David Hadley and selected coworkers. The approved terms of the Federal Bankruptcy Court Chapter 11 Plan authorized these transactions.

     Currently the Company has no options or warrants outstanding.

NOTE 4. INCOME TAXES

     The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

     SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset recorded. The components of deferred taxes at September 30, 1999 are as follows:


         Tax effect of net operating losses                    $874,386
         General business credits                                 5,979
                                                               --------
                                                                880,365
         Less:  Valuation allowance                                   0
                                                               --------
         Net deferred tax asset                                $880,365
                                                               ========

     The federal Net Operating Loss carryforwards for the Company and the corresponding expiration dates are listed below.

                                                   Amount          Expiration
                                                   ------          ----------
         Amount available from year 1990         $   70,850           2005
         Amount available from year 1991            712,702           2006
         Amount available from year 1992          1,205,511           2007
         Amount available from year 1993            626,560           2008
         Amount available from year 1994             80,024           2009
         Amount available from year 1995             20,249           2010
         Amount available from year 1996              1,593           2011
         Amount available from year 1998                387           2013
                                                 ----------
            Total NOL as of 9/30/1999            $2,717,878
                                                 ==========

     The provision for income taxes was calculated as follows.

         Net change in the deferred tax benefit      $ 4,668       $ 76,281
         Current taxes payable                         3,498         11,858
                                                     -------       --------
         Provision for Income Taxes                  $ 8,166       $ 88,139
                                                     =======       ========

NOTE 5. CONTINGENCIES AND COMMITMENTS

            The Company's financial services office is on a month-to-month basis with no long-term commitments. The Company's medical equipment office has a lease expense illustrated below.

                                  Year 1    Year 2    Year 3    Year 4    Year 5
                                  ------    ------    ------    ------    ------
         Real Estate Leases      $30,000   $30,000   $30,000    $  0      $  0

NOTE 6. RELATED PARTIES TRANSACTIONS

     The Company utilizes as its primary contractor for equipment repair a company, Natural Technologies, Inc. that is owned by a major shareholder. The Company also has a Note Receivable from Natural Technologies for $47,168.

NOTE 7. RELIANCE ON PRESIDENT

     The president of the Company is the person who has the experience to buy and sell used medical equipment at a profit. If he were to no longer be able or willing to function in that capacity the Company would be severely effected.