Form 10-Q
period 1999-12-31
CENTURY PACIFIC FINANCIAL CORP
filed 2001-11-30
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to ____________

                         Commission File Number: 0-16075


                     CENTURY PACIFIC FINANCIAL CORPORATION
               (Exact name of Registrant as specified in charter)


          Delaware                                              86-0449546
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

1422 N. 44th Street, Suite 211, Phoenix, AZ                        85008
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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 31, 1999, there were 51,471,843 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

     Item 1 -  Financial Statements                                          3
     Item 2 -  Management's Discussion and Analysis or Plan of Operation     8

PART II. OTHER INFORMATION

     Item 3. Legal Proceedings                                               9
     Item 4. Changes in Securities and Use of Proceeds                       9
     Item 5. Default Upon Senior Securities                                  9
     Item 6. Submission of Matters to a Vote of Security Holders             9
     Item 7. Other Information                                               9
     Item 8. Exhibits and Reports On Form 8-K                                9

SIGNATURES                                                                  10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      CENTURY PACIFIC FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                Dec. 31, 1999      Dec. 31, 1998
                                                -------------      -------------
CURRENT ASSETS
  Cash                                           $    (1,040)       $       907
  Accounts Receivable                                 76,587
  Notes Receivable                                     4,800
  Inventory                                          176,652
  Tax Benefit Current                                  4,668

FIXED ASSETS
   Office Equipment                                   10,153

OTHER ASSETS
  Notes Receivable Non-Current                        47,168
  Tax Benefit Long Term                              875,697
                                                 -----------        -----------

        TOTAL ASSETS                             $ 1,194,683        $       907
                                                 ===========        ===========

CURRENT LIABILITIES
  Accrued Liabilities                            $       529
  Wages Payable                                       29,504
  Taxes Payable                                        1,040

        TOTAL LIABILITIES                             30,544
                                                 -----------

CAPITAL
  Common Stock                                     2,058,874          2,010,106
  Capital (Paid in)                                2,006,271          1,346,106
  Retained Earnings                               (2,901,006)        (3,356,522)
                                                 -----------        -----------

        TOTAL STOCKHOLDERS EQUITY                $ 1,164,139        $       355
                                                 -----------        -----------


        TOTAL LIABILITY & STOCKHOLDERS EQUITY    $ 1,194,683        $       907
                                                 ===========        ===========

                      CENTURY PACIFIC FINANCIAL CORPORATION

                     CONDENSED CONSOLIDATED INCOME STATEMENT


                                              For 3 Months          For 3 Months
                                                 Ended                  Ended
                                                12/31/99              12/31/98
                                                --------              --------
REVENUES
  Financial Services                            $   9,000             $  12,091
  Sales & Service                                 145,398
                                                ---------             ---------
        TOTAL REVENUE                           $ 154,398             $  12,091
                                                ---------             ---------

COST OF SALES                                   $  91,415
                                                ---------
        GROSS  PROFIT                           $  62,983
                                                ---------
EXPENSES
  Advertising                                   $     551             $     454
  Auto                                              3,161
  Bank Charges                                        854
  Contributions                                     1,704
  Commissions                                       6,285
  Dues and Subscriptions                              268                   250
  Freight                                           3,313
  Insurance                                         4,291                    63
  Laundry                                             400
  Legal & Professional                                248                   426
  Licenses                                            445
  Miscellaneous                                       470                 2,510
  Office Expense                                    5,450                   261
  Other Taxes                                       3,520                    50
  Rent/Lease                                       16,963                 2,558
  Salaries                                         23,248                 3,696
  Supplies                                          1,034
  Telephone                                         2,951                 1,158
  Travel                                           12,464
  Utilities                                         1,040
                                                ---------             ---------
        TOTAL EXPENSES                          $  88,660             $  11,426
                                                ---------             ---------

NET INCOME                                      $ (25,677)            $     665
                                                =========             =========

                      CENTURY PACIFIC FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              For 3 Months          For 3 Months
                                                 Ended                  Ended
                                                12/31/99              12/31/98
                                                --------              --------
Cash from Operations
        Net Income                              $ (25,675)            $     665
                                                ---------             ---------
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities
   Accounts Receivable                             57,954
   Other Receivables                               (5,226)
   Inventory                                       (5,015)
   Notes Receivable                                (4,800)
   Taxes Payable                                      531               508,094
                                                ---------             ---------
        Total                                   $  43,444             $(508,094)
                                                ---------             ---------

          Net Cash Provided                     $  17,769             $ 507,429
                                                ---------             ---------

          Net Income/Decrease Cash              $  17,769             $     665
                                                ---------             ---------
Summary
     Cash Balance Beginning of Period           $  18,809             $     286
                                                ---------             ---------
     Cash Balance End of Period                 $   (1040)            $     907
                                                =========             =========
     Net Increase in Cash                       $  17,769             $     621
                                                =========             =========

                      CENTURY PACIFIC FINANCIAL CORPORATION

                        STATEMENT OF STOCKHOLDERS EQUITY
                    FOR THE PERIOD FROM 10/01/99 TO 12/31/99

                                                            Paid In       Retained      Stockholders
                          Common Shares    Stock Amount     Capital       Earnings         Equity
                          -------------    ------------     -------       --------         ------
Balance 10/01/99            51,471,847      $ 2,058,874   $ 2,006,271    $(2,874,778)   $ 1,190,369


Retained Earnings (Loss)                                                    (25,426)         25,428
                            ----------      -----------   -----------   -----------     -----------
Balance 12/31/99            51,471,847      $ 2,058,874   $ 2,006,271   $(2,900,204)    $ 1,164,941
                            ==========      ===========   ===========   ===========     ===========

                      CENTURY PACIFIC FINANCIAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report of Form 10-K for the year ended September 30, 1999, filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 1999, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     4. WARRANTS. None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following selected data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including any notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

     This Form 10-Q includes "forward looking statements" concerning the future operations of the Company. It is management's intent to take advantage of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Form 10-Q. We have used "forward looking statements" to discuss future plans and strategies of the Company. Management's ability to predict results or the effect of future plans is inherently uncertain. Factors that could effect results include, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions, acceptance, technological change, changes in industry practices and one-time events. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.

     RESULTS OF OPERATIONS. Comparison of three-month periods ended December 31, 1999 and 1998 are contained herein. Revenues for the first quarter of the fiscal year of $154,398.00 are substantially in excess of $12,091.00 of the prior year. Three month comparative figures reflect increased revenues due to the start up of medical equipment sales both domestically and internationally. Release from the Chapter 11 Bankruptcy proceedings has allowed the Company to seek new sources of revenue and acquisitions that are expected to build the capital base, revenues, and profits. The operating expenses of $88,660.00 were normal business expenses. Expenses for the 1999 period as compared with those of 1998 increased substantially as the medical equipment subsidiary increased local and export sales.

     The company suffered no unusual expense or business dislocation as a result of Year 2000 Issue.

     LIQUIDITY AND CAPITAL RESOURCES. The Corporation has remained current in its payable accounts during this period and the event of profitable operations in the medical equipment has allowed a modest build-up of cash and inventory.

                           PART II. OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity.

ITEM 4. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 5. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 6. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 7. OTHER INFORMATION

     None

ITEM 8. EXHIBITS AND REPORTS ON FORM 8-K

     None

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