Form 10-Q
period 2000-03-31
CENTURY PACIFIC FINANCIAL CORP
filed 2001-11-30
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended March 31, 2000

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 31, 2000, there were 51,471,843 shares of the registrant's Common Stock outstanding.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CENTURY PACIFIC FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                              March 31, 2000      March 31, 1999
                                              --------------      --------------
CURRENT ASSETS
  Cash                                        $       144          $       298
  Accounts Receivable                             221,730
  Notes Receivable                                  7,000
  Inventory                                       167,942
  Tax Benefit Current                               4,668

FIXED ASSETS
  Office Equipment                                 10,153

OTHER ASSETS
  Notes Receivable Non-Current                     47,168
  Tax Benefit Long Term                           875,697
                                              -----------          -----------
     TOTAL ASSETS                             $ 1,334,502          $       298
                                              ===========          ===========
CURRENT LIABILITIES
  Accrued Liabilities
  Wages Payable                               $    29,505
  Taxes Payable                                     1,170          $       507

     TOTAL LIABILITIES                             30,675

CAPITAL
  Common Stock                                  2,058,874            2,010,106
  Capital (Paid in)                             2,006,271            1,346,106
  Retained Earnings                            (2,761,318)          (3,356,857)
                                              -----------          -----------

     TOTAL STOCKHOLDERS EQUITY                $ 1,303,827          $       355
                                              -----------          -----------

     TOTAL LIABILITY & STOCKHOLDERS EQUITY    $ 1,334,502          $       298
                                              ===========          ===========

                      CENTURY PACIFIC FINANCIAL CORPORATION

                     CONDENSED CONSOLIDATED INCOME STATEMENT

                                    For 3 Months Ended                For 6 Months Ended
                                -------------------------         -------------------------
                                 3/31/00          3/31/99          3/31/00          3/31/99
                                 -------          -------          -------          -------
REVENUES
  Financial Services            $  11,581        $ 13,246         $  20,581        $ 25,338
  Sales & Service                 283,106                           428,503
                                ---------        --------         ---------        --------
        TOTAL REVENUE             294,687          13,246           449,084          25,338
                                ---------        --------         ---------        --------
COST OF SALES                      80,506                           171,921
                                ---------        --------         ---------        --------

        GROSS PROFIT            $ 214,181        $ 13,246         $ 277,162        $ 25,338
                                =========        ========         =========        ========
EXPENSES
  Advertising                         574             298             1,125             751
  Auto                              3,105                             6,266
  Bank Charges                        956                             1,450
  Contributions                     1,160                             2,864
  Commissions                       5,121                            11,406
  Dues and Subscriptions              246                               514
  Freight                           9,577                            12,890
  Insurance                         4,380                             8,671              63
  Laundry                                                               400
  Legal & Professional                391             206               836             634
  Licenses                          1,095           1,783             1,565           2,033
  Miscellaneous                       604           3,208             1,499           5,535
  Office Expense                    2,436             403             7,886             536
  Other Taxes                       2,224             359             5,744             409
  Rent/Lease                       10,504           2,561            27,467           5,119
  Salaries                         17,238           3,584            40,486           7,280
  Supplies                            449                             1,034             310
  Telephone                         4,746           1,432             7,697           2,590
  Travel                            9,457                            21,921
  Utilities                         1,040                             1,433
                                ---------        --------         ---------        --------
          TOTAL EXPENSES        $  74,494        $ 13,834         $ 163,154        $ 25,260
                                ---------        --------         ---------        --------

NET INCOME                      $ 139,238        $   (588)        $ 114,008        $     77
                                =========        ========         =========        ========

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For 3 Months Ended
                                                       ------------------------
                                                       3/31/00          3/31/99
Cash from Operations
        Net Income                                     $114,012        $     77
                                                       --------        --------
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities
   Accounts Payable                                         662             953
   Accounts Receivable                                       --         (88,370)
   Other Receivables                                         --            (350)
   Notes Receivable                                          --          (7,000)
                                                       --------        --------
        Total                                            95,058             953
                                                       --------        --------

        Net Cash Provided                                18,954           1,030
                                                       --------        --------
        Net Income/Decrease Cash                         18,954           1,030
                                                       --------        --------
Summary
  Cash Balance Beginning of Period                       18,809             907
                                                       --------        --------
  Cash Balance End of Period                                144             123
                                                       ========        ========
  Net Increase in Cash                                 $ 18,954        $  1,030
                                                       ========        ========

                      CENTURY PACIFIC FINANCIAL CORPORATION

                        STATEMENT OF STOCKHOLDERS EQUITY
                     FOR THE PERIOD FROM 1/01/00 TO 3/31/00

                                                              Paid In       Retained      Stockholders
                            Common Shares    Stock Amount     Capital       Earnings         Equity
                            -------------    ------------     -------       --------         ------
Balance 1/01/00              51,471,847      $ 2,058,874    $ 2,006,271    $(2,900,453)    $ 1,164,692

Retained Earnings (Loss)                                                       139,135         139,135
                             ----------      -----------    -----------    -----------     -----------

Balance 3/31/00              51,471,847      $ 2,058,874    $ 2,006,271    $(2,761,318)    $(1,103,827)
                            ===========      ===========    ===========    ===========     ===========

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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report of Form 10-K for the year ended September 30, 1999, filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     4. WARRANTS. None

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following selected data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including any notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

     RESULTS OF OPERATIONS. Comparison of three-month periods ended March 31, 2000 and 1999 are contained herein. Revenues for the first quarter of the fiscal year of $294,687.00 are substantially in excess of $13,246.00 of the prior year. Three month comparative figures reflect increased revenues due to the start up of medical equipment sales both domestically and internationally. Release from the Chapter 11 Bankruptcy proceedings has allowed the Company to seek new sources of revenue and acquisitions that are expected to build the capital base, revenues, and profits. The operating expenses of $74,494.00 were normal business expenses. Expenses for the 2000 period as compared with those of 1999 increased substantially as the medical equipment subsidiary increased local and export sales.

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