Form 10-Q
period 2000-06-30
CENTURY PACIFIC FINANCIAL CORP
filed 2001-11-30
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended June 30, 2000

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 30, 2000, there were 51,471,843 shares of the registrant's Common Stock outstanding.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CENTURY PACIFIC FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 30, 2000       June 30, 1999
                                               -------------       -------------
CURRENT ASSETS
  Cash                                          $   (11,764)        $   141,355
  Accounts Receivable                               223,799              30,311
  Notes Receivable                                    7,000
  Inventory                                         163,014             206,997
  Tax Benefit Current                                    --               4,668

FIXED ASSETS
  Office Equipment                                   10,152              12,978

OTHER ASSETS
  Notes Receivable Non-Current                       47,168
  Tax Benefit Long Term                             875,697
  Original Costs                                         --                 325
                                                -----------         -----------
     TOTAL ASSETS                               $ 1,319,734         $   391,986
                                                ===========         ===========
CURRENT LIABILITIES
  Accrued Liabilities
  Wages Payable                                 $    29,504
  Taxes Payable                                       1,164                 494
                                                -----------         -----------
     TOTAL LIABILITIES                          $    30,668         $       494
                                                -----------         -----------
CAPITAL
  Common Stock                                  $ 2,058,874         $ 1,216,966
  Capital (Paid in)                               2,006,271           2,339,246
  Retained Earnings                              (2,776,079)         (3,336,407)
                                                -----------         -----------

     TOTAL STOCKHOLDERS EQUITY                  $ 1,289,066         $   391,492
                                                -----------         -----------

     TOTAL LIABILITY & STOCKHOLDERS EQUITY      $ 1,319,734         $   391,986
                                                ===========         ===========

                      CENTURY PACIFIC FINANCIAL CORPORATION

                     CONDENSED CONSOLIDATED INCOME STATEMENT


                              For 3 Months Ended           For 9 Months Ended
                            -----------------------      ----------------------
                             6/30/00       6/30/99       6/30/00        6/30/99
                             -------       -------       -------        -------
REVENUES
  Financial Services        $   9,129      $  8,460      $ 29,710      $ 25,972
  Sales & Service             137,860       522,478       566,363       530,303
                            ---------      --------      --------      --------
        TOTAL REVENUE       $ 146,989      $530,938      $596,073      $556,275
                            ---------      --------      --------      --------

COST OF SALES                  86,543       286,215       258,464       286,215
                            ---------      --------      --------      --------

        GROSS PROFIT        $  60,446      $244,723      $337,609      $270,060
                            =========      ========      ========      ========
EXPENSES
  Advertising                     503           587         1,628         1,338
  Auto                          3,056           923         9,322           923
  Bank Charges                    398            84         1,848           215
  Contributions                   100         2,964
  Commissions                   2,793           609        14,199           609
  Dues and Subscriptions        2,224           514         2,174
  Freight                       1,678         5,481        14,568         5,880
  Insurance                     3,910         2,260        12,581         2,174
  Laundry                         400
  Legal & Professional            327           413         1,163         4,546
  Licenses                         --           148         1,565         1,932
  Miscellaneous                   340         1,241         1,839         5,761
  Office Expense                2,643         1,337        10,529         1,873
  Other Taxes                   3,145         1,845         8,889
  Rent/Lease                   14,772         6,038        42,239        11,156
  Salaries                     18,982        21,083        59,468        28,363
  Supplies                      1,021         2,055
  Telephone                     6,082         2,325        13,779         4,915
  Travel                       14,956         6,424        36,877         6,424
  Utilities                       498            --         1,931            --

          TOTAL EXPENSES       75,204        53,022       238,358        78,283
                            ---------      --------      --------      --------

NET INCOME                  $ (14,758)     $191,700      $ 99,251      $191,777
                            =========      ========      ========      ========

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For 3 Months Ended
                                                    ---------------------------
                                                     6/30/00           6/30/99
                                                     -------           -------
Cash from Operations
        Net Income                                  $  99,251         $ 191,777
                                                    ---------         ---------
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities
  Accounts Payable                                         --          (508,648)
  Accounts Receivable                                 (94,484)          (23,330)
  Inventory                                             8,622          (206,997)
  Notes Receivable                                     (7,000)           (7,000)
  Taxes Payable                                           655               496
                                                    ---------         ---------
        Total                                       $ (92,206)        $(745,479)
                                                    ---------         ---------
        Net Cash Provided by Operations             $   7,045         $(553,702)
                                                    ---------         ---------
        Cash Flows From Investing                   $      --         $ (26,626)
                                                    ---------         ---------
        Cash Flows From Financing                   $      --         $ 400,000
                                                    ---------         ---------
        Net Increase/Decrease Cash                  $   7,045         $(180,322)
                                                    ---------         ---------
Summary
  Cash Balance Beginning of Period                  $  18,808         $     286
                                                    ---------         ---------
  Cash Balance End of Period                        $ (11,765)        $      --
                                                    =========         =========
  Net Increase/Decrease in Cash                     $   7,045         $ 141,355
                                                    =========         =========

                      CENTURY PACIFIC FINANCIAL CORPORATION
                        STATEMENT OF STOCKHOLDERS EQUITY
                     FOR THE PERIOD FROM 1/01/00 TO 6/30/00

                                                            Paid In        Retained      Stockholders
                          Common Shares    Stock Amount     Capital        Earnings        Equity
                          -------------    ------------     -------        --------        ------
Balance 1/01/00             51,471,847     $ 2,058,874    $ 2,006,271    $(2,761,215)    $ 1,303,930

Retained Earnings (Loss)                                                     (14,864)        (14,864)
                           -----------     -----------    -----------    -----------     -----------

Balance 6/30/00             51,471,847     $ 2,058,874    $ 2,006,271    $(2,776,079)    $ 1,289,066
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

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of Century Financial Corporation and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Certain financial statement items from the prior year may have been reclassified to be consistent with the current year financial statement presentation.

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report of Form 10-K for the year ended September 30, 1999, filed with the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     RESULTS OF OPERATIONS. Comparison of three-month periods ended June 30, 2000 and 1999 are contained herein. Revenues for the third quarter of the fiscal year of $146,989.00 are substantially lower than of $530,938.00 of the prior year. Three month comparative figures reflect lower revenues due to the delayed start up of medical equipment sales deliveries both domestically and internationally. Release from the Chapter 11 Bankruptcy proceedings has allowed the Company to seek new sources of revenue and acquisitions that are expected to build the capital base, revenues, and profits. The operating expenses of $75,204.00 were normal business expenses. Expenses for the 2000 period as compared with those of 1999 increased substantially as the medical equipment subsidiary increased local and export sales.

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