Form 10-K
period 2000-09-30
CENTURY PACIFIC FINANCIAL CORP
filed 2001-11-30
CIK 791770

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended September 30, 2000

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

     The aggregate market value of the common equity stock held by non-affiliates of the registrant based on the average bid and asked price of the common stock on September 30, 2000 was UNKNOWN. Directors, officers and ten percent or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

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

REVENUES BY SOURCE

SECURITIES ACTIVITIES

     The Company's securities revenues since inception have been derived principally from commissions on transactions in exchange-listed and over-the-counter stocks, options, and corporate and government bonds. Markups are also earned as a result of principal transactions in over-the-counter stocks, municipal, corporate and government bonds. Investment banking participations also result in revenue from dealer reallowances. Global Medical Technologies, Inc., during FY 2000 has, however, produced more revenues than the securities activities.

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

                      Century Pacific Financial Corporation

                               Revenues by Source

                                                     Year Ended September 30,
                                                    2000                 1999
                                                    ----                 ----
MEDICAL EQUIPMENT SALES:                          745,809              762,534

SECURITIES ACTIVITIES:
  Commissions & principal transaction markups      43,582               43,562

INSURANCE ACTIVITIES:
  Commissions                                         363                  363

SECURITIES OWNED:
  Interest, dividends and proceeds from
   trading activities                                None                 None

OTHER:
  Export-import activities                           None                 None

TOTAL REVENUES:                                   789,371              805,533

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

MEDICAL EQUIPMENT SALES AND SERVICES

     This business activity is in the "start up" stage, however, progress has been remarkably good for the last two quarters of FY 2000 and shows promise of increasing volume and has already been profitable.

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

OPERATIONS

     Current operations of Century though relatively small compared to those of prior years before the bankruptcies have been sufficient for Century now devoid of its former operating subsidiaries and operating at substantially lower expense levels under Chapter 11 protection for 3 months of this fiscal year to generate sufficient cash flow to meet current expenses.

ITEM 2. PROPERTIES.

     The Company operates principally from one location in Phoenix and one in Tempe, Arizona leased under its managing principals' names. It owns no real property.

ITEM 3. LEGAL PROCEEDINGS.

     None are in existence, pending or threatened, at this time to the knowledge of its presiding officers or employees.

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

                   Fiscal 2000                   Price
                   -----------                   -----
                   First Quarter                 Unknown
                   Second Quarter                Unknown
                   Third Quarter                 Unknown
                   Fourth Quarter                Unknown

     As of September 30, 2000, there were 387 shareholders of record.

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

RESULTS OF OPERATIONS.

     Comparisons of fiscal year periods ended September 30, 2000 and 1999 are contained herein. Revenues for the year of $789,371.00 are lower than of $805,533.00 of the previous year. Lower 2000 figures were somewhat below earlier expectations due to final design and construction slowdowns in clinic and hospital construction. The operating expenses of $294,494.00 were normal business expenses. Proportionally lower cost of goods sold resulted in an increase in total profits and modest increase in stockholder equity.

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

     On September 30, 2001 an engagement letter was executed with Shelley Intl., CPA, to conduct audits covering fiscal years 1999 and 2000. It is management's intent to renew this agreement to cover subsequent years.

                                    PART III

ITEM 8. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(a) OF THE EXCHANGE ACT

NAME -- Carlton V. Phillips            Mr.   Phillips   has  been  a  securities
                                       industry  professional  for more  than 40
POSITION WITH COMPANY -- Director, years, having servedas a broker, analyst Co-Chief Executive Officer, Chairman and investment banking specialist. For
                                       the  past  34   years  he  has   occupied
DATE ELECTED DIRECTOR -- March 1999    management  positions  in the  securities
                                       industries and is currently the chairman,
TERM OF OFFICE -- 3 years              co-chief   executive   officer,   and   a
                                       director  of the  Company  and several of
AGE -- 76                              its  wholly  owned  subsidiaries.  Before
                                       assuming   his   current   position   Mr.
                                       Phillips   served  for  13  years  as  an
                                       officer  and   director  of   Continental
                                       American Securities,  Inc., where he rose
                                       to  be  president  and  chief   executive
                                       officer. Mr. Phillips holds a bachelor's degree in economics from Brown University and a master's degree in management from St. Mary's of California. He retired from the Army of the United States with the rank of colonel.

NAME -- David L. Hadley                Mr.   Hadley  has  been  engaged  in  the
                                       medical machinery and instrument business
POSITION WITH COMPANY -- Director,     for  most  of  his  working   life.   His
Co-Chief Executive Officer,            reputation   as  a   dealer   and  as  an
President                              outstanding      accomplished      repair
                                       technician is throughout the southwestern
DATE ELECTED DIRECTOR -- April 1999    United States and Latin  America.  He has
                                       been   a   business    owner    operating
TERM OF OFFICE -- 3 years              successfully for in excess of 10 years.

AGE -- 48




ITEM 9. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION LIST

     The following list sets forth information concerning the compensation of the Company's Executive Officers whose compensation exceeded $100,000 for the fiscal year ending September 30, 2000.

     None

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     None

AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR ENDED SEPTEMBER 30, 2000 AND FISCAL YEAR END OPTION VALUES

        None

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock, (ii) the ownership interest of each director and nominee, and (iii) by all directors and executive officers as a group calculated as of September 30, 2000.

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

ITEM 12.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K.

     (a)(1) Financial Statements

     The following financial statements of the Company and its subsidiaries are included below:

          Report of Independent Certified Public Accountant

          Consolidated Balance Sheet for September 30, 2000 and 1999;

          Consolidated Statement of Operations for September 30, 2000 and 1999;

          Consolidated Statement of Stockholders' Equity for September 30, 2000 and 1999;

          Consolidated Statement of Cash Flows for September 30, 2000 and 1999.

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

                               September 30, 2000

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
       Independent Auditors' Report                                          F-2

       Consolidated Balance Sheet
         as of September 30, 2000 and 1999                                   F-3

       Consolidated Statements of Operations for the
        years ended September 30, 2000 and 1999                              F-5

       Consolidated Statements of Stockholders' Equity
        from September 30, 1997 to September 30, 2000                        F-6

       Consolidated Statements of Cash Flows
        for the years ended September 30, 2000 and 1999                      F-7

       Notes to Consolidated Financial Statements                            F-8

                               Shelley Intl., CPA
                                443 E. 10th Ave.
                                 Mesa, AZ 85204
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Century Pacific Financial Corporation

I have audited the accompanying consolidated balance sheets of Century Pacific Financial Corporation as of September 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Pacific Financial Corporation as of September 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

/s/ Mark Shelley

Shelley Intl., CPA



September 30, 2001

                      Century Pacific Financial Corporation

                           Consolidated Balance Sheet
                        as of September 30, 2000 and 1999


                                                  9/30/00               9/30/99
                                                 ----------           ----------
                                     ASSETS

Current Assets
  Cash                                           $    3,055           $       --
  Receivables                                       209,060              129,316
  Inventory                                         211,642              171,637
  Current Tax Benefit                                64,000                4,668
  Note Receivable                                    24,000                   --
                                                 ----------           ----------

        Total Current Assets                     $  511,757           $  305,621
                                                 ==========           ==========

Equipment, net                                   $    7,896           $   10,152

Other Assets
  Note Receivable                                    47,168               47,168
  Long Term Tax Benefit                             811,697              875,697
                                                 ----------           ----------

        Total Assets                             $1,378,518           $1,238,638
                                                 ==========           ==========

        The accompanying notes are an integral part of these statements.

                           Century Pacific Corporation

                           Consolidated Balance Sheet
                        As of September 30, 2000 and 1999


                                   LIABILITIES

                                                      9/30/00          9/30/99
                                                    -----------     -----------
Current Liabilities
  Bank Overdraft                                    $    18,765     $        --
  Payables                                               20,250          19,504
  Notes Payable                                          10,000          10,000
                                                    -----------     -----------

     Total Current Liabilities                      $    30,250     $    48,269
                                                    ===========     ===========

                              STOCKHOLDERS' EQUITY

Preferred Stock
  5,000,000 shares authorized, no shares
   outstanding, par value $0.05                     $        --     $        --

Common Stock
  100,000,000 shares authorized 51,471,843
   shares outstanding for 2000, par value
   $0.04                                              2,058,874       2,058,874

Additional Paid in Capital                            2,006,271       2,006,271

Retained Earnings (Loss)                             (2,716,877)     (2,874,776)
                                                    -----------     -----------

     Total Stockholders' Equity                     $ 1,348,268     $ 1,190,369
                                                    -----------     -----------

     Total Liabilities and Stockholders' Equity     $ 1,378,518     $ 1,238,638
                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.

                      Century Pacific Financial Corporation

                      Consolidated Statement of Operations
             for the years ended September 30, 2000, 1999, and 1998


                                                            Year Ended
                                                    9/30/00            9/30/99
                                                  -----------        -----------
Revenue
  Equipment Sales                                 $   745,809        $   762,534
  Service Revenue                                      43,562             42,999
                                                  -----------        -----------

        Total Revenue                                 789,371            805,533
                                                  -----------        -----------

Cost of Goods Sold                                    328,811            446,892
                                                  -----------        -----------

        Gross Profit                              $   460,560        $   358,641
                                                  ===========        ===========
Expenses
  Rent                                                 57,407             24,264
  Salaries                                             74,687             56,895
  Travel                                               51,135             17,600
  Interest Expense                                      3,223
  Depreciation                                          2,256              1,128
  Loss on Investment                                   78,635
  Other General and Administrative                    109,009             55,034
                                                  -----------        -----------

        Total Expenses                                294,494            236,779
                                                  -----------        -----------

Income Before Income Taxes                            166,066            121,862

Provision For Income Taxes                              8,167             88,139
                                                  -----------        -----------

Net Income (Loss)                                 $   157,899        $    33,723
                                                  ===========        ===========
Basic and Fully Diluted Earnings per
 Common Share                                               a                  a
                                                  -----------        -----------
Weighted Average Number of Shares                  51,471,843         16,508,788
                                                  ===========        ===========

a = less than $0.01

           The accompanying notes are an integral part of these notes

                      Century Pacific Financial Corporation

                 Consolidated Statement of Stockholders' Equity
                  From September 30, 1997 to September 30, 2000


                                         Common Stock             Paid in        Retained         Total
                                    Shares           Amount       Capital         Earnings       Equity
                                    ------           ------       -------         --------       ------
Balance, September 30, 1997       13,316,894     $  532,676     $2,823,536     $(2,908,242)   $  447,970

Total Retained Earnings                   --             --             --            (257)         (257)
                                  ----------     ----------     ----------     -----------    ----------

Balance, September 30, 1998       13,316,894        532,676      2,823,536      (2,908,499)      447,713

Stock Issued for Debt             18,329,444        733,178       (224,246)             --       508,933

Purchase of Inventory             19,825,505        793,020       (592,020)             --       200,000

Retained Earnings (Loss)                  --             --             --          33,723        33,723
                                  ----------     ----------     ----------     -----------    ----------

Balance, September 30, 1999       51,471,843      2,058,874      2,006,271      (2,874,776)    1,190,369

Retained Earnings (Loss)                  --             --             --         157,899       157,899
                                  ----------     ----------     ----------     -----------    ----------

Balance September 30, 2000        51,471,843     $2,058,874     $2,006,271     $(2,716,877)   $1,348,268
                                  ==========     ==========     ==========     ===========    ==========

        The accompanying notes are an integral part of these statements

                      Century Pacific Financial Corporation

                       Consolidated Statement of Cash Flow
              for the years ended September 30, 2000, 1999 and 1998


                                                    9/30/00            9/30/99
                                                   ---------          ---------
Cash from Operations
        Net Income (Loss)                          $ 157,899          $  33,723
                                                   ---------          ---------
Changes in Receivables (78,744)
  Change in Payables                                 (18,019)            48,269
  Payables for Stock (Ch-11)                              --           (508,933)
  Depreciation                                         2,266              1,128
  Inventory                                          (10,006)          (171,637)
  Net Change in Tax Benefit                            4,668             76,281
                                                   ---------          ---------

        Cash from Operations                       $  27,055          $(521,169)
                                                   ---------          ---------
Cash Used for Investing
  Purchase of Equipment                            $      --          $  11,280
                                                   ---------          ---------

        Cash for Investing                         $      --          $  11,280
                                                   ---------          ---------
Cash from Financing
  Issue of Stock
  Under Chapter 11 Approved Plan                   $      --          $ 200,000
  Note Payable                                       (24,000)           (47,168)
                                                   ---------          ---------

        Cash from Financing                          (24,000)           152,832

Net Change in Cash                                     3,055           (379,617)

Beginning Cash Balance                                     0                  0
                                                   ---------          ---------

Ending Cash Balance                                $   3,055          $       0
                                                   =========          =========


In 1999 the Company paid off debt with stock for $508,933, 18,328,444 shares.

In 1999 the Company purchased inventory for $200,000, 19,825,505 shares.


        The accompanying notes are an integral part of these statements.

                      Century Pacific Financial Corporation

                          Notes to Financial Statements
                           September 30, 2000 and 1999


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

Inventory

     Inventory is stated at the lower of cost (first-in, first-out ) or net realizable value. Most medical equipment is bought and sold with little or no refurbishing. When refurbishing is done that actual cost is included in the cost of the inventory. Inventory at September 30 consists of the following:

                     2000                      1999
                     ----                      ----
                  $211, 642                  $171,637

Equipment

     Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years.

     Fixed assets at September 30 consist of the following:

                                                 2000           1999
                                                 ----           ----
         Office Equipment                      $ 11,280       $ 11,280

         Less:  Accumulated depreciation         (3,384)        (1,128)
                                               --------       --------
                                               $  7,896       $ 10,152
                                               ========       ========

Stock Options and Warrants

     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, was adopted in fiscal 1997. Pursuant to the provisions of SFAS No. 123, the Company will account for transactions pursuant to Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Adoption of this statement did not have a material effect on the financial statements as the Company currently has no options or warrants outstanding.

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

                                                         2000            1999
                                                         ----            ----
        Basic weighted average number of shares       51,471,843      51,471,843
        Additional shares added due to conversions             0               0
        Diluted weighted average number of shares     51,471,843      51,471,843

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

     SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset recorded. The components of deferred taxes at September 30 are as follows:

                                                        2000            1999
                                                        ----            ----
         Tax effect of net operating losses           $869,718        $874,386
         General business credits                        5,979           5,979
                                                      --------        --------
                                                       875,697         880,365
                                                      --------        --------
         Less:  Valuation allowance                          0               0
         Net deferred tax asset                       $875,697        $880,365
                                                      ========        ========

     The federal Net Operating Loss carryforwards for the Company and the corresponding expiration dates are listed below.

                                                   Amount          Expiration
                                                   ------          ----------
         Amount available from year 1990         $   70,850           2005
         Amount available from year 1991            712,702           2006
         Amount available from year 1992          1,205,511           2007
         Amount available from year 1993            626,560           2008
         Amount available from year 1994             80,024           2009
         Amount available from year 1995             20,249           2010
         Amount available from year 1996              1,593           2011
         Amount available from year 1998                387           2013
                                                 ----------
            Total NOL as of 9/30/2000            $2,717,878
                                                 ==========

     The provision for income taxes was calculated as follows.

         Net change in the deferred tax benefit      $ 4,668       $ 76,281
         Current taxes payable                         3,498         11,858
                                                     -------       --------
         Provision for Income Taxes                  $ 8,166       $ 88,139
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