Form 10-Q
period 2000-12-31
CENTURY PACIFIC FINANCIAL CORP
filed 2001-11-30
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended December 31, 2000

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 31, 2000, there were 51,471,843 shares of the registrant's Common Stock outstanding.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CENTURY PACIFIC FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                          December 31, 2000    December 31, 1999
                                          -----------------    -----------------
CURRENT ASSETS
  Cash                                       $     2,345         $    (1,041)
  Accounts Receivable                            205,868              76,587
  Notes Receivable                                26,500               4,800
  Inventory                                      209,044             176,652
  Tax Benefit Current                             64,000               4,668

FIXED ASSETS
  Office Equipment                                 7,896              10,153

OTHER ASSETS
  Notes Receivable Non-Current                    47,168              47,168
  Tax Benefit Long Term                          811,697             875,697
                                             -----------         -----------

     TOTAL ASSETS                            $ 1,374,518         $ 1,194,683
                                             ===========         ===========
CURRENT LIABILITIES
  Accrued Liabilities                        $     9,388                  --
  Wages Payable                                   19,504         $    29,504
  Taxes Payable                                    1,078               1,040
  Suspense                                           858                  --
                                             -----------         -----------
     TOTAL LIABILITIES                       $    30,829         $    30,544
                                             -----------         -----------
CAPITAL
  Common Stock                                 2,058,874           2,058,874
  Capital (Paid in)                            2,006,271           2,006,271
  Retained Earnings                           (2,721,456)          2,901,006

     TOTAL STOCKHOLDERS EQUITY                 1,343,689           1,164,139
                                             -----------         -----------

     TOTAL LIABILITY & STOCKHOLDERS EQUITY   $ 1,374,518         $ 1,194,683
                                             ===========         ===========

                      CENTURY PACIFIC FINANCIAL CORPORATION

                     CONDENSED CONSOLIDATED INCOME STATEMENT


                                                       For 3 Months Ended
                                               --------------------------------
                                                12/31/00               12/31/99
                                                --------               --------
REVENUES
  Financial Services                           $  11,787              $   9,000
  Sales & Service                                 79,150                145,398
                                               ---------              ---------
          TOTAL REVENUE                           90,937                154,398
                                               ---------              ---------
COST OF SALES                                     36,869                 91,415
                                               ---------              ---------

          GROSS  PROFIT                        $  54,068              $  62,983
                                               =========              =========
EXPENSES
  Advertising                                  $     110              $     551
  Auto                                             1,162                  3,161
  Bank Charges                                        76                    854
  Contributions                                       --                  1,704
  Commissions                                      1,000                  6,285
  Dues and Subscriptions                             150                    268
  Freight                                          8,781                  3,313
  Insurance                                          320                  4,291
  Laundry                                            400
  Legal & Professional                               673                    248
  Licenses                                           500                    445
  Miscellaneous                                    1,258                    470
  Office Expense                                     451                  5,450
  Other Taxes                                        466                  3,520
  Rent/Lease                                       4,663                 16,963
  Salaries                                        12,450                 23,248
  Supplies                                            --                  1,034
  Telephone                                        1,171                  2,951
  Travel                                           4,127                 12,464
  Utilities                                           --                  1,040
                                               ---------              ---------
        TOTAL EXPENSES                         $  37,358              $  88,660
                                               ---------              ---------

NET INCOME                                     $  16,710              $ (25,675)
                                               =========              =========

                      CENTURY PACIFIC FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For 3 Months Ended
                                               --------------------------------
                                                12/31/00               12/31/99
                                                --------               --------
Cash from Operations
          Net Income                             $ (4,580)             $(25,675)
                                                 --------              --------
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities
   Employee Tax Payable                                38                   531
   Accounts Receivable                              3,192                52,728
   Inventory                                        2,598                (5,015)
   Notes Receivable Current                        (2,500)               (4,800)
   Sales Taxes Payable                               (116)
   401(k) Payable                                      --                  (200)
   Clearing A/C                                       858                    --
                                                 --------              --------
          Total                                     3,870                43,444
                                                 --------              --------
          Net Cash Provided by Operations        $    710              $ 17,769
                                                 --------              --------
          Net Increase/Decrease Cash             $    710              $ 17,769
                                                 --------              --------
Summary
  Cash Balance Beginning of Period               $ (3,055)             $ 18,809
                                                 --------              --------
  Cash Balance End of Period                       (2,345)               (1,040)
                                                 ========              ========
  Net Increase/Decrease in Cash                  $    710              $ 17,769
                                                 ========              ========

                      CENTURY PACIFIC FINANCIAL CORPORATION

                        STATEMENT OF STOCKHOLDERS EQUITY
                    FOR THE PERIOD FROM 10/01/00 TO 12/31/00



                                                          Paid In          Retained        Stockholders
                      Common Shares    Stock Amount       Capital          Earnings          Equity
                      -------------    ------------       -------          --------          ------
Balance 10/01/00       51,471,847      $ 2,058,874      $ 2,006,271      $(2,721,456)      $ 1,348,689
                      -----------      -----------      -----------      -----------       -----------

Balance 12/31/00       51,471,847      $ 2,058,874      $ 2,006,271      $(2,721,456)      $ 1,348,689
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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report of Form 10-K for the year ended September 30, 2000, filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2000, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     RESULTS OF OPERATIONS. Comparison of three-month periods ended December 31, 2000 and 1999 are contained herein. Revenues for the first quarter of the fiscal year of $90,937.00 are substantially lower than of $154,398.00 of the prior year. Three month comparative figures reflect lower revenues due to the delayed start up of medical equipment sales deliveries both domestically and internationally. Release from the Chapter 11 Bankruptcy proceedings has allowed the Company to seek new sources of revenue and acquisitions that are expected to build the capital base, revenues, and profits. The operating expenses of $37,358.00 were normal business expenses. Expenses for the 2000 period as compared with those of 1999 decreased substantially as the medical equipment subsidiary experienced lower local and export sales.

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