Form 10-Q
period 2001-03-31
CENTURY PACIFIC FINANCIAL CORP
filed 2001-11-30
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended March 31, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 31, 2001, there were 51,471,843 shares of the registrant's Common Stock outstanding.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      Century Pacific Financial Corporation

                      Condensed Consolidated Balance Sheets


                                                March 31, 2001    March 31, 2000
                                                --------------    --------------
CURRENT ASSETS
  Cash                                           $    (2,371)       $       144
  Accounts Receivable                                175,869            221,730
  Notes Receivable                                    56,500              7,000
  Inventory                                          229,131            167,942
  Tax Benefit Current                                 64,000              4,668

FIXED ASSETS
  Office Equipment                                     7,896             10,153

OTHER ASSETS
  Notes Receivable Non-Current                        47,168             47,168
  Tax Benefit Long Term                              811,697            875,697
                                                 -----------        -----------

        TOTAL ASSETS                             $ 1,389,890        $ 1,334,502
                                                 ===========        ===========
CURRENT LIABILITIES
  Accrued Liabilities
  Wages Payable                                  $    25,396        $    29,505
  Taxes Payable                                        1,095              1,170
                                                 -----------        -----------
        TOTAL LIABILITIES                             26,491             30,675
                                                 -----------        -----------
CAPITAL
  Common Stock                                     2,058,874          2,058,874
  Capital (Paid in)                                2,006,271          2,006,271
  Retained Earnings                                   26,491             30,675

        TOTAL STOCKHOLDERS EQUITY                $ 1,363,399        $ 1,303,827
                                                 -----------        -----------

        TOTAL LIABILITY & STOCKHOLDERS EQUITY    $ 1,389,890        $ 1,334,502
                                                 ===========        ===========

                      Century Pacific Financial Corporation

                     Condensed Consolidated Income Statement


                              For 3 Months Ended           For 6 Months Ended
                           ------------------------      ---------------------
                             3/31/01       3/31/00       3/31/01       3/31/00
                             -------       -------       -------       -------
REVENUES
  Financial Services       $   8,734      $  11,581     $  29,521     $  20,581
  Sales & Service            242,977        282,657       322,127       428,503
                           ---------      ---------     ---------     ---------
     TOTAL REVENUE           251,711        294,238       342,648       449,084
                           ---------      ---------     ---------     ---------
COST OF SALES                133,092         80,506       169,961       171,921
                           ---------      ---------     ---------     ---------

     GROSS  PROFIT         $ 118,619      $ 213,732     $ 172,687     $ 277,162
                           =========      =========     =========     =========
EXPENSES
  Advertising              $     592      $     574     $     702     $   1,125
  Auto                         5,093          3,105         6,255         6,266
  Bank Charges                 2,139            596         2,215         1,450
  Contributions                1,000          1,160         1,000         2,864
  Commissions                    808          5,121         1,808        11,486
  Dues and Subscriptions         246            150           514
  Freight                      8,718          9,577        17,499        12,890
  Insurance                    2,759          4,380         3,079         8,671
  Income Tax Expense          10,219         10,219           400
  Legal & Professional         1,951            391         2,624           836
  Licenses                     1,120          1,095         1,620         1,565
  Payroll Tax                  1,223            604         2,481
  Office Expense               1,110          2,436         1,561         7,886
  Other Taxes                  5,897          2,724         6,363         5,744
  Rent/Lease                  19,927         10,504        24,590        27,467
  Salaries                    24,867         17,238        37,317        40,486
  Supplies                     2,533
  Telephone                   11,423          4,746        12,594         7,697
  Travel                      19,924          9,457        24,051        21,921
  Utilities                    1,429          1,040         1,429         1,433
                           ---------      ---------     ---------     ---------

     TOTAL EXPENSES        $ 120,199      $  74,494     $ 157,557     $ 163,154
                           ---------      ---------     ---------     ---------

NET INCOME                 $  (1,580)     $ 139,238     $  15,130     $ 114,008
                           =========      =========     =========     =========

                      Century Pacific Financial Corporation

                      Consolidated Statements of Cash Flows

                                                                    For 6 Months
                                                                       Ended
                                                                      3/31/01
                                                                      -------
Cash from Operations
        Net Income                                                   $ 16,442
                                                                     --------
Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities
  Accounts Payable
  Accounts Receivable                                                   3,192
  Inventory                                                           (17,488)
  Notes Receivable                                                     (2,500)
  Sales Taxes Payable                                                     470
  Other Current Liability                                              (4,200)
  Suspense                                                                858
                                                                     --------

        Total Adjustments                                            $(20,608)
                                                                     --------

     Net Cash Provided by Operations                                 $ (4,166)

     Net Increase/Decrease Cash                                      $ (4,166)
                                                                     --------
     Summary
     Cash Balance Beginning of Period                                $ (2,293)
                                                                     --------
     Cash Balance End of Period                                      $ (1,874)
                                                                     ========
     Net Increase/Decrease in Cash                                   $ (4,167)
                                                                     ========

                      Century Pacific Financial Corporation

                        Statement of Stockholders Equity
                     For the Period from 1/01/01 to 3/31/01


                                                    Paid In       Retained     Stockholders
                  Common Shares    Stock Amount     Capital       Earnings        Equity
                  -------------    ------------     -------       --------        ------
Balance 1/01/01     51,471,847     $ 2,058,874    $ 2,006,271    $(2,761,746)   $ 1,363,399
                   -----------     -----------    -----------    -----------    -----------

Balance 6/30/01     51,471,847     $ 2,058,874    $ 2,006,271    $(2,761,746)   $ 1,363,399
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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report of Form 10-K for the year ended September 30, 2000, filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     RESULTS OF OPERATIONS. Comparison of three-month periods ended March 31, 2001 and 2000 are contained herein. Revenues for the first quarter of the fiscal year of $251,711.00 are substantially in excess of $294,238.00 of the prior year. Three month comparative figures reflect increased revenues due to the start up of medical equipment sales both domestically and internationally. Release from the Chapter 11 Bankruptcy proceedings has allowed the Company to seek new sources of revenue and acquisitions that are expected to build the capital base, revenues, and profits. The operating expenses of $120,199.00 were normal business expenses. Expenses for the 2001 period as compared with those of 2000 increased substantially as the medical equipment subsidiary ramped up for future expected expansion.

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