Form 10-Q
period 2001-06-30
CENTURY PACIFIC FINANCIAL CORP
filed 2001-11-30
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended June 30, 2001

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 30, 2001, there were 51,471,843 shares of the registrant's Common Stock outstanding.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      Century Pacific Financial Corporation

                      Condensed Consolidated Balance Sheets


                                                June 30, 2001      June 30, 2000
                                                -------------      -------------
CURRENT ASSETS
  Cash                                           $    (6,435)       $   (11,764)
  Accounts Receivable                                177,874            223,799
  Notes Receivable                                    30,500              7,000
  Inventory                                          270,992            163,014
  Tax Benefit Current                                 64,000              4,668
  Investments                                         35,800                 --
                                                 -----------        -----------
FIXED ASSETS
  Office Equipment                                    10,396             10,152
                                                 -----------        -----------
OTHER ASSETS
  Notes Receivable Non-Current                        47,167             47,167
  Tax Benefit Long Term                              811,697            875,697
                                                 -----------        -----------

        TOTAL ASSETS                             $ 1,441,191        $ 1,319,734
                                                 ===========        ===========
CURRENT LIABILITIES
  Accrued Liabilities                            $    23,353        $    30,668
                                                 -----------        -----------
        TOTAL LIABILITIES                             23,353             30,668
CAPITAL
  Common Stock                                     2,058,874          2,058,874
  Capital (Paid in)                                2,006,271          2,006,271
  Retained Earnings                               (2,646,507)        (2,776,079)
                                                 -----------        -----------
        TOTAL STOCKHOLDERS EQUITY                $ 1,418,638        $ 1,289,066
                                                 -----------        -----------

        TOTAL LIABILITY & STOCKHOLDERS EQUITY    $ 1,441,191        $ 1,319,734
                                                 ===========        ===========

                      Century Pacific Financial Corporation

                     Condensed Consolidated Income Statement


                                For 3 Months Ended           For 9 Months Ended
                              ----------------------       ---------------------
                              6/30/01        6/30/00       6/30/01       6/30/00
                              -------        -------       -------       -------
REVENUES
  Financial Services         $   8,485      $   9,129      $ 29,006     $ 29,710
  Sales & Service              316,228        137,860       638,355      566,363
                             ---------      ---------      --------     --------
        TOTAL REVENUE          324,713        146,989       667,361      596,073

COST OF SALES                  198,670         86,543       368,631      258,464
                             ---------      ---------      --------     --------

        GROSS  PROFIT        $ 126,043      $  60,446      $298,728     $337,609
                             =========      =========      ========     ========
EXPENSES
  Advertising                $     517      $     503      $  1,219     $  1,628
  Auto                           4,164          3,056        10,419        9,322
  Bank Charges                     (10)           398         2,205        1,848
  Contributions                  2,260            100         3,260        2,964
  Commissions                    1,910          2,793         3,718       14,199
  Dues and Subscriptions           150            514
  Freight                        4,763          1,678        22,262       14,568
  Insurance                        262          3,910         3,341       12,581
  Laundry                          400
  Legal & Professional           4,100            327         6,724        1,163
  Licenses                       1,620          1,565
  Payroll Tax                     (137)           340         2,344        1,839
  Office Expense                 3,925          2,643         5,486       10,529
  Other Taxes                    3,145         16,582         8,889
  Rent/Lease                    15,224         14,772        39,814       42,239
  Salaries                       7,449         18,982        44,766       59,468
  Supplies                       1,021          2,055
  Telephone                     11,751          6,082        24,345       13,779
  Travel                        12,341         14,956        36,392       36,877
  Other Expenses                 2,284            498         3,713        1,931

        TOTAL EXPENSES       $  70,803      $  75,204      $228,360     $238,358
                             ---------      ---------      --------     --------

NET INCOME                   $  55,238      $ (14,758)     $ 70,368     $ 99,251
                             =========      =========      ========     ========

                      Century Pacific Financial Corporation

                      Consolidated Statements of Cash Flows


                                                          For 3 Months Ended
                                                      -------------------------
                                                       6/30/01         6/30/00
                                                       -------         -------
Cash from Operations
        Net Income                                    $ 71,711         $ 99,251
                                                      --------         --------
Adjustments to Reconcile Net Income to Net
 Cash Provided by Operating Activities
   Accounts Receivable                                   1,187
   Inventory                                           (59,349)         (94,484)
   Investments                                          (5,800)           8,622
   Notes Receivable                                     (6,500)          (7,000)
   Taxes Payable                                           423              655
   Wages Payable                                       (19,564)              --
   401(k) Payable                                       (9,588)              --
   Other Current Liabilities                            21,400               --
   Suspense                                                858               --
                                                      --------         --------
        Total Adjustments                             $(76,873)        $ 92,206
                                                      --------         --------

        Net Cash Provided by Operations               $ (5,163)        $  7,045
                                                      --------         --------

Cash Flows from Investing                               (2,500)              --
                                                      --------         --------
Net Increase/Decrease Cash                              (7,663)           7,045
                                                      --------         --------
Cash Balance Beginning of Period                       (22,019)          18,808
                                                      --------         --------
Cash Balance End of Period                            $ (5,414)        $(11,765)
                                                      ========         ========
Net Increase/Decrease in Cash                         $ (7,663)        $  7,045
                                                      ========         ========

                      Century Pacific Financial Corporation

                        Statement of Stockholders Equity
                     For the Period from 4/01/01 to 6/30/01


                                                    Paid In        Retained     Stockholders
                    Common Shares   Stock Amount    Capital        Earnings        Equity
                    -------------   ------------    -------        --------        ------
Balance 4/01/01       51,471,847    $ 2,058,874    $ 2,006,271    $(2,646,507)    $4,418638
                     -----------    -----------    -----------    -----------     ----------

Balance 6/30/01       51,471,847    $ 2,058,874    $ 2,006,271    $(2,646,507)    $4,418638
                     ===========    ===========    ===========    ===========     ==========

                         Century Pacific Financial Corp.

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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report of Form 10-K for the year ended September 30, 2000, filed with the Securities and Exchange Commission. The results of operations for the three months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     Results of Operations. Comparison of three-month periods ended June 30, 2001 and 2000 are contained herein. Revenues for the third quarter of the fiscal year of $324,713.00 are substantially in excess of $146,989.00 of the prior year. Three month comparative figures reflect increased revenues due to the start up of medical equipment sales both domestically and internationally. Release from the Chapter 11 Bankruptcy proceedings has allowed the Company to seek new sources of revenue and acquisitions that are expected to build the capital base, revenues, and profits. The operating expenses of $70,803.00 were normal business expenses. Expenses for the 2001 period as compared with those of 2000 increased substantially as the medical equipment subsidiary increased local and export sales.

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