Form 10-K
period 2001-09-30
CENTURY PACIFIC FINANCIAL CORP
filed 2002-01-23
CIK 791770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended September 30, 2001

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

                                  602-267-7007
                  (Issuer's Telephone No., Including Area Code)

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                    51,471,843 Common Stock, .0400 par value

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The issuer's revenues for the fiscal year ended September 30, 2001 were $ 973,505.00.

     The aggregate market value of the common equity stock held by non-affiliates of the registrant based on the average bid and asked price of the common stock on September 30, 2001 was UNKNOWN. Directors, officers and ten percent or greater shareholders are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

     The number of shares outstanding of the issuer's common equity as of September 30, 2001 was as follows: 51,471,843 shares of common stock.

     Transitional Small business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I
     Item 1 - Description of Business                                         3
     Item 2 - Properties                                                      6
     Item 3 - Legal Proceedings                                               6
     Item 4 - Submission of Matters to a vote of Security Holders             6

PART II
     Item 5 - Market for the Registrant's Common Equity Securities and
              Related Stockholder Matters                                     7
     Item 6 - Management's discussion of Plan of Operation and Analysis
              of Selected Financial Data                                      7
     Item 7 - Capital Resources and Liquidity                                 8
     Item 8 - Audit Committee                                                 8
     Item 9 - Disagreements on Accounting and Financial Disclosure            8

PART III
     Item 10 - Directors, Executive Officers and Control Persons;
               Compliance with Section 16(a) of the Exchange Act              9
     Item 11 - Executive Compensation                                         9
     Item 12 - Security Ownership of Certain Beneficial Owners and
               Management                                                    10
     Item 13 - Certain Relationships and Related Transactions                10

PART IV
     Item 14 - Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                   10

SIGNATURES                                                                   12

CONSOLIDATED FINANCIAL STATEMENTS                                           F-1

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

                      Century Pacific Financial Corporation

                               Revenues by Source

                                                 Year Ended    Year Ended    Year Ended
                                                   9/30/01       9/30/00       9/30/99
                                                   -------       -------       -------
MEDICAL EQUIPMENT SALES:                           938,312       745,809       762,534

SECURITIES ACTIVITIES:
  Commissions & principal transaction markups       35,193        43,582        42,299

INSURANCE ACTIVITIES:
  Commissions

SECURITIES OWNED:
  Interest, dividends and proceeds from
   trading activities                                 None          None          None

OTHER:
  Export-import activities                            None          None          None

TOTAL REVENUES:                                    973,505       789,371       805,533

REVENUES BY SEGMENT (DISCUSSION)

     In spite of the financial interdependence of the Company's various subsidiaries and since the Company relies upon substantially the same personnel in connection with many of its revenue-producing operations, it does, however, continue to maintain separate accounting for expenses shared by the various subsidiaries and the company does believe that a meaningful allocation of expenses can be made among the company's business segments so as to reflect the percentage contribution to consolidated net income of each component of the Company's operations. Fidelity and Century Management were dormant during this fiscal year.

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

     The independent contractor office operated and managed by Mr. Phillips under his license has a policy of charging a $50 minimum commission on equity trades and a $75 minimum on bond trades. These minimums tend to limit the number of trades in small share quantities or small dollar amounts. It is a matter of policy not to effect transactions in commodity or financial futures contracts.

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

MEDICAL EQUIPMENT SALES AND SERVICES

     This business activity is in the early growth stage, however, progress has been remarkably good for the last two quarters of FY 2001 and shows promise of increasing volume and has already been profitable.

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

EMPLOYEE HIRING PRACTICES, ADMINISTRATION, AND OPERATIONS

EMPLOYEE HIRING PRACTICES

     The company has several employees, of whom two have managerial responsibilities, while the others have administrative, repair or sales duties only. Account executives that work as independent contractors under Mr. Phillips' supervision also generate some revenue.

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

ITEM 2. PROPERTIES

     The Company operates principally from one location in Phoenix and one in Tempe, Arizona. The Phoenix location is rented under its managing principal's name. It owns no real property.

ITEM 3. LEGAL PROCEEDINGS.

     None are in existence, pending or threatened, at this time to the knowledge of its presiding officers or employees.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None were submitted to shareholders during this fiscal year. Such matters will be submitted to a vote of securities holders within a reasonable time after release from bankruptcy.

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

     As of September 30, 2001, there were 387 shareholders of record.

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

     RESULTS OF OPERATIONS. Comparisons of fiscal year periods ended September 30, 2000 and 1999 are contained herein. Revenues for the year of $973,505.00 are higher than of $789,371.00 of the previous year. Higher 2001 figures were somewhat below earlier expectations due to final design and construction slowdowns in clinic and hospital construction. The operating expenses of $278,411.00 were normal business expenses.

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

ITEM 7. CAPITAL RESOURCES AND LIQUIDITY

     The Company has operated during the fiscal year on a minimal revenue base, however, this base was adequate to pay current expenses. Various assets owned by the Company are relatively illiquid and consist mainly of fully depreciated furnishings, computer equipment, and other office machines. It is anticipated that management will seek financing as needed by expected increased business activity. The Company has no material current financial commitments or accrued capital expenses.

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

     On September 30, 2001 an engagement letter was executed with Shelley Intl., CPA, to conduct audits covering fiscal years 1999, 2000 and 2001. It is management's intent to renew this agreement to cover subsequent years.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

NAME -- Carlton V. Phillips             Mr.  Phillips  has  been  a  securities
POSITION WITH COMPANY -- Director, industry professional for more than 40 Co-Chief Executive Officer, Chairman years, having served as a broker,
DATE ELECTED DIRECTOR -- March          analyst    and    investment    banking
1999 TERM OF OFFICE -- 3 years          specialist.  For the  past 34  years he
AGE -- 77                               has  occupied  management  positions in
                                        the   securities   industries   and  is
                                        currently   the   chairman,    co-chief
                                        executive  officer,  and a director  of
                                        the  Company  and several of its wholly
                                        owned subsidiaries. Before assuming his
                                        current  position Mr.  Phillips  served
                                        for 13 years as an officer and director
                                        of  Continental   American  Securities,
                                        Inc., where he rose to be president and
                                        chief executive  officer.  Mr. Phillips
                                        holds a bachelor's  degree in economics
                                        from  Brown  University  and a master's
                                        degree in management from St. Mary's of
                                        California. He retired from the Army of
                                        the  United  States  with  the  rank of
                                        colonel.

NAME -- David L. Hadley                 Mr.  Hadley  has  been  engaged  in the
POSITION WITH COMPANY -- Director, medical machinery and instrument Co-Chief Executive Officer, President business for most of his working life. DATE ELECTED DIRECTOR -- April 1999 His reputation as a dealer and as an
TERM OF OFFICE -- 3 years               accomplished   repair   technician   is
AGE -- 49                               outstanding throughout the southwestern
                                        United States and Latin America. He has
                                        been   a   business   owner   operating
                                        successfully for in excess of 10 years.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION LIST

     The following list sets forth information concerning the compensation of the Company's Executive Officers whose compensation exceeded $100,000 for the fiscal year ending September 30, 2001.

     None

STOCK OPTION GRANTS IN LAST FISCAL YEAR

     None

AGGREGATED OPTION EXERCISES IN THE FISCAL YEAR ENDED SEPTEMBER 30, 2001 AND FISCAL YEAR END OPTION VALUES

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

     The following financial statements of the Company and its subsidiaries are included below:

     Report of Independent Certified Public Accountant

     Consolidated Balance Sheet for September 30, 2001 and 2000;

     Consolidated Statement of Operations for September 30, 2001 and 2000;

     Consolidated Statement of Stockholders' Equity for September 30, 2001 and 2000;

     Consolidated Statement of Cash Flows for September 30, 2001 and 2000.

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

     (a)(3) and (c) Exhibits

     The following Exhibits are filed herewith pursuant to Rule 601 of the Regulation S-K and paragraph (C) of this Item 14.

     No.           Description
     ---           -----------

     4            Century Pacific Stock Certificate with Name Modification
                  Affixed

     99.1         CUSIP Company Affirmation Letter

     (b) Form 8-K

          No reports on Form 8-K were filed during the last quarter of the year ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CENTURY PACIFIC FINANCIAL CORPORATION


Dated: 1/19/02             By /s/ Carlton V. Phillips
                             -----------------------------------
                             Carlton V. Phillips
                             Chairman of the Board, Director and
                             Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

  Signature and Title                                           Date
  -------------------                                           ----


/s/ David Hadley                                               1/19/02
---------------------------
David Hadley
President, Director and
Co-Chief Executive Officer

             CENTURY PACIFIC FINANCIAL CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                               September 30, 2001
                               September 30, 2000


                                TABLE OF CONTENTS

                                                                            Page

Independent Auditors' Report                                               F-1

Consolidated Balance Sheet as of September 30, 2001 and 2000               F-2

Consolidated Statements of Operations for the years ended
September 30, 2001, 2000 and 1999                                          F-4

Consolidated Statements of Stockholders' Equity from
September 30, 1997 to September 30, 2001                                   F-5

Consolidated Statements of Cash Flow for the years ended
September 30, 2001, 2000 and 1999                                          F-6

Notes to Consolidated Financial Statements                                 F-7

                               Shelley Intl., CPA
                                443 E. 10th Ave.
                                 Mesa, AZ 85204
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Century Pacific Financial Corporation

     I have audited the accompanying consolidated balance sheets of Century Pacific Financial Corporation as of September 30, 2001, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2001, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made ty management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Pacific Financial Corporation as of September 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

                             /s/ Shelley Intl., CPA

January 9, 2002

                      CENTURY PACIFIC FINANCIAL CORPORATION
                           Consolidated Balance Sheet
                        As of September 30, 2001 and 2000

                                     ASSETS

                                                   9/30/01              9/30/00
                                                   -------              -------
Current Assets
  Cash                                           $   49,871           $    3,055
  Receivables                                       134,800              209,060
  Inventory                                         205,405              211,642
  Current Tax Benefit                                64,000               64,000
  Note Receivable                                        --               24,000
  Prepaid Expenses                                   26,000                   --
                                                 ----------           ----------
        Total Current Assets                        480,076              511,757
                                                 ----------           ----------

Equipment, net                                       50,148                7,896
                                                 ----------           ----------
Other Assets
  Note Receivable                                   138,973               47,168
  Long Term Tax Benefit                             769,937              811,697
  Deposits                                            2,800                   --
                                                 ----------           ----------

       Total Other Assets                           911,710              858,865
                                                 ----------           ----------

Total Assets                                     $1,441,934           $1,378,518
                                                 ==========           ==========

        The accompanying notes are an integral part of these statements.

                           CENTURY PACIFIC CORPORATION
                           Consolidated Balance Sheet
                        As of September 30, 2001 and 2000

                                   LIABILITIES

                                                                    9/30/01             9/30/00
                                                                    -------             -------
Current Liabilities
  Payables                                                        $    17,485         $    20,250
  Notes Payable                                                            --              10,000
                                                                  -----------         -----------

        Total Current Liabilities                                      17,485              30,250
                                                                  ===========         ===========

STOCKHOLDERS' EQUITY

Preferred Stock
  5,000,000 shares authorized, no shares outstanding, par value $0.05

  Common Stock, authorized 100,000,000 shares of stock,
   issued and outstanding 51,471,843 and 51,471,843
   shares issued and outstanding at September 30, 2001 and
   2000 respectfully par value $0.04 per share                      2,058,874           2,058,874

Additional Paid in Capital                                          2,006,271           2,006,271

Retained Earnings (Loss)                                           (2,640,696)         (2,716,877)
                                                                  -----------         -----------

        Total Stockholders' Equity                                  1,424,449           1,348,268
                                                                  -----------         -----------

        Total Liabilities and Stockholders' Equity                $ 1,441,934         $ 1,378,518
                                                                  ===========         ===========

        The accompanying notes are an integral part of these statements.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      Consolidated Statement of Operations
             For the years ended September 30, 2001, 2000, and 1999


                                      Year Ended       Year Ended    Year Ended
                                       9/30/01          9/30/00        9/30/99
                                     -----------      -----------    -----------
Revenue
  Equipment Sales                    $   938,312      $   745,809    $   762,534
  Service Revenue                         35,193           43,562         42,999
                                     -----------      -----------    -----------

        Total Revenue                    973,505          789,371        805,533
                                     -----------      -----------    -----------

Cost of Goods Sold                       579,471          328,811        446,892
                                     -----------      -----------    -----------

      Gross Profit                       394,034          460,560        358,641
                                     -----------      -----------    -----------
Expenses
  Rent                                    48,825           57,407         24,264
  Salaries                                45,599           74,687         56,895
  Travel                                  55,132           51,135         17,600
  Interest Expense                            --               --          3,223
  Depreciation                             7,201            2,256          1,128
  Loss on Investment                          --               --         78,635
  Other General and Administrative       110,654          109,009         55,034
                                     -----------      -----------    -----------

        Total Expenses                   267,411          294,494        236,779
                                     -----------      -----------    -----------

Income Before Income Taxes               126,623          166,066        121,862

Provision For Income Taxes                50,442            8,167         88,139
                                     -----------      -----------    -----------

Net Income (Loss)                    $    76,181      $   157,899    $    33,723
                                     ===========      ===========    ===========
Basic and Fully Diluted
 Earnings per Common Share                     a                a              a
                                     -----------      -----------    -----------
Weighted Average Number of Shares     51,471,843       51,471,843     16,508,788
                                     ===========      ===========    ===========

a = less than $0.01

           The accompanying notes are an integral part of these notes

                      CENTURY PACIFIC FINANCIAL CORPORATION
                 Consolidated Statement of Stockholders' Equity
                  From September 30, 1997 to September 30, 2001

                                        Common Stock           Paid in      Retained        Total
                                   Shares        Amount        Capital      Earnings       Equity
                                 ----------   -----------     ---------    -----------    ----------
Balance, September 30, 1997      13,316,894   $   532,676     2,823,536    $(2,908,242)   $  447,970

Total Retained Earnings                                                           (257)         (257)
                               ------------   -----------   -----------    -----------    ----------
Balance, September 30, 1998      13,316,894   $   532,676     2,823,536    $(2,908,499)   $  447,713

Stock Issued for Debt            18,329,444       733,178      (224,245)       508,933

Purchase of Inventory            19,825,505       793,020      (593,020)       200,000

Retained Earnings (Loss)                                                        33,723        33,723
                               ------------   -----------   -----------    -----------    ----------
Balance, September 30, 1999      51,471,843   $ 2,058,874     2,006,271    $(2,874,776)   $1,190,369

Retained Earnings (Loss)                                                       157,899       157,899
                               ------------   -----------   -----------    -----------    ----------
Balance September 30, 2000       51,471,843   $ 2,058,874     2,006,271    $(2,716,877)   $1,348,268

Retained Earnings (Loss)                                                        76,181        76,181
                               ------------   -----------   -----------    -----------    ----------
Balance September 30, 2001     $ 51,471,843   $ 2,058,874   $ 2,006,271    $(2,640,696)   $1,424,449
                               ============   ===========   ===========    ===========    ==========

        The accompanying notes are an integral part of these statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                       Consolidated Statement of Cash Flow
              For the years ended September 30, 2001, 2000 and 1999


                                      9/30/01         9/30/00         9/30/99
                                     ---------       ---------       ---------
Cash from Operations

Net Income (Loss)                    $  76,181       $ 157,899       $  33,723

  Changes in Receivables                74,260         (79,744)             --
  Change in Payables                    (2,765)        (18,019)         48,269
  Payables for Stock (Ch-11)          (508,933)
  Depreciation                           7,201           2,256           1,128
  Inventory                              6,237         (40,005)       (171,637)
  Prepaid                              (26,000)
  Deposit                               (2,800)             --              --
  Net Change in Tax Benefit             41,760           4,668          76,281
                                     ---------       ---------       ---------

     Cash from Operations            $ 174,074       $  27,055       $(521,169)
                                     ---------       ---------       ---------
Cash Used for Investing
  Purchase of Equipment                 49,453              --          11,280
                                     ---------       ---------       ---------

      Cash for Investing             $  49,453       $      --       $  11,280
                                     ---------       ---------       ---------
Cash from Financing
  Issue of Stock Under Chapter 11
   Approved Plan                            --              --         200,000
  Note Payable                         (77,805)        (24,000)        (47,168)
                                     ---------       ---------       ---------

      Cash from Financing              (77,805)        (24,000)        152,832

Net Change in Cash                      46,816           3,055        (379,617)

Beginning Cash Balance                   3,055               0               0
                                     ---------       ---------       ---------

Ending Cash Balance                  $  49,871       $   3,055       $       0
                                     =========       =========       =========

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

Inventory

     Inventory is stated at the lower of cost (first-in, first-out ) or net realizable value. Most medical equipment is bought and sold with little or no refurbishing. When refurbishing is done that actual cost is included in the cost of the inventory. Inventory at September 30 consists of the following:

                       2001                     2000
                       ----                     ----

                    $ 205,405                $ 211,642

Equipment and Vehicles

     Equipment and vehicles are depreciated using the straight-line method over the estimated useful lives, which is five years.

     Fixed assets at September 30 consist of the following:

                                                  2001              2000
                                                --------          --------
        Office Equipment                        $ 27,780          $ 11,280
        Vehicles, Forklift                        32,734                 0
        Less:  Accumulated depreciation          (10,585)           (3,384)
                                                --------          --------
                                                $ 50,149          $  7,896
                                                ========          ========

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

Earnings Per Share

     The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

     The Company has no potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted earnings (loss) per share as presented on the face of the statement of operations is the same number.

Stock Based Compensation

     The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, employee/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. Each of these divisions treats the stock issuance for accounting purposes in a specific manner.

     Non employees/directors      the security is recorded at its fair value

     Employees/directors
       Non-compensatory           No security  value is booked until the
                                  stock is actually paid for

       Compensatory               The Company may select between two methods,
                                  compensation is calculated and recorded at the securities' fair value, or intrinsic value

     The Company has selected to value compensatory securities at their fair value for employee/directors securities.

Concentration of Credit Risk

     Periodically  during  the  year,  the  Company  may  maintain  its  cash in
financial   institutions  in  excess  of  amounts  insured  by  the  US  federal government.

Advertising

     Advertising costs are expensed as incurred. Advertising expense totaled $1,963 for year ended September 30, 2001, $2,142 for the year ended September 30, 2000 and $2008 for the year ended September 30, 1999.

Note 2. Stockholders Equity

     During the year 1998 the Company presented a plan to the bankruptcy court in which they would pay for their debts with Company stock. As part of this plan the Company was to issue 18,329,444 shares of stock for its debt. Also the Company purchased inventory to invest into its newly formed subsidiary, Global Medical Technologies, Inc. The Company paid 19,825,505 shares of stock for $200,000 of used medical equipment.

     The Company did not issue stock options or warrants during the previous three years. The Company has no options or warrants outstanding as of the end of September 30, 2001.

Note 3. Income Taxes

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

     The components of deferred taxes at September 30 are as follows:

                                              2001          2000          1999
                                            --------      --------      --------
     Tax effect of net operating losses     $827,958      $869,718      $874,386
     General business credits                  5,979         5,979         5,979
                                            --------      --------      --------

                                             833,937       875,697       880,365
                                            --------      --------      --------

     Less:  Valuation allowance                    0             0             0
                                            --------      --------      --------
     Net deferred tax asset                 $833,937      $875,697      $880,365
                                            ========      ========      ========

     The estimated federal Net Operating Loss carryforwards for the Company and the corresponding expiration dates are listed below as of September 30, 2001

                                                   Amount            Last Year
                                                   ------            ---------
     Amount available from year 1991               671,724             2006
     Amount available from year 1992             1,205,511             2007
     Amount available from year 1993               626,560             2008
     Amount available from year 1994                80,024             2009
     Amount available from year 1995                20,249             2010
     Amount available from year 1996                 1,593             2011
     Amount available from year 1998                   387             2013
                                                 ---------

     Total NOL as of 9/30/2001                   2,606,053
                                                 =========

     The provision for income taxes was calculated as follows.

                                               9/30/01      9/30/00      9/30/99
                                               -------      -------      -------
     Net change in the deferred tax benefit    $41,760      $ 4,668      $76,281
     Current taxes payable                       9,682        3,498       11,858
                                               -------      -------      -------
     Provision for Income Taxes                $50,442      $ 8,166      $88,139
                                               =======      =======      =======

Note 4. Contingencies and Commitments

     The Company's financial services office is on a month-to-month basis with no long-term commitments. The Company's medical equipment office has a lease future expense illustrated below.

                            Year 1     Year 2     Year 3      Year 4      Year 5
                            ------     ------     ------      ------      ------
     Real Estate Leases     $31,697    $32,648    $22,188       $  0        $  0

Note 5. Related Parties Transactions

     The Company utilizes as its primary contractor for equipment repair a company, Natural Technologies, Inc. that is owned by a major shareholder. The Company also has a Note Receivable from Natural Technologies for $138,973.

     The Company has contracted with Natural Technologies to purchase its business (but not the corporation), see Note 8 for details.

     The Company rents its corporate offices from a member of the Board of Directors on a month to month basis.

Note 6. Reliance on President

     The president of the Company is the person who has the experience to buy and sell used medical equipment at a profit. If he were to no longer be able or willing to function in that capacity the Company would be severely effected.

Note 7. The Effect of Recently Issued Accounting Standards

     Below is a listing of the most recent accounting standards SFAS 141-144 and their effect on the Company.

SFAS 141 Business Combinations

     This Statement addresses financial accounting and reporting for business combinations and supersedes APB 16 and SFAS 38. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. The effective date for this Statement is June 30, 2001 and thereafter.

SFAS 142 Goodwill and Other Intangibles Assets

     This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17. It addresses how intangible assets that are acquired individually or with a group (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date for this Statement is December 15, 2001.

SFAS 143 Accounting for Asset Retirement Obligations

     This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002.

SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets

     This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, the accounting and reporting provisions of APB 30 and amends ARB 51. The effective date of this Statement is December 15, 1001.

     The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

Note 8. Purchase Contract

     The Company has contracted to purchase the medical equipment repair business from Natural Technologies, Inc. The purchase price is $500,000 or shares of restricted common stock at a value of $0.10 per share equal to the $500,000 or unpaid portion thereof. If the purchase were consummated as of September 30, 2001, the additional shares of stock would be calculated as follows.

     Purchase Price                                      $ 500,000
     Less Note Receivable                                  138,975
                                                         ---------

     Net Cash Required                                   $ 361,025
                                                         ---------

     Shares Needed at $0.10/share                        3,610,250
                                                         ---------

     If these new shares were to be added to the existing share balance of 51,471,843, the total would be 55,082,093. The new shares would represent 6.6% of the higher total. Management expects this purchase to be consummated within the next twelve months.

                                INDEX TO EXHIBITS




     No.           Description
     ---           -----------

     4            Century Pacific Stock Certificate with Name Modification
                  Affixed

     99.1         CUSIP Company Affirmation Letter