Form 10-Q
period 2001-12-31
CENTURY PACIFIC FINANCIAL CORP
filed 2002-02-14
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarter ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to ____________

                         Commission File Number: 0-16075


                     CENTURY PACIFIC FINANCIAL CORPORATION
               (Exact name of Registrant as specified in charter)

         Delaware                                              86-0449546
State or other jurisdiction of                        (I.R.S. Employer I.D. No.)
incorporation or organization

1422 N. 44th Street, Suite 211, Phoenix, AZ                      85008
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

     State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 31, 2001, there were 51,471,843 shares of the registrant's Common Stock outstanding.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                 ------------------------------
                                                     2001               2000
                                                 -----------        -----------
CURRENT ASSETS
  Cash                                           $   (20,562)       $     2,345
  Accounts Receivable                                134,800            205,868
  Investments                                            800             26,500
  Inventory                                          212,346            209,044
  Tax Benefit Current                                 64,000             64,000
  Prepaid Expenses                                    26,000

FIXED ASSETS
  Office Equipment, Vehicles                          50,148              7,896

OTHER ASSETS
  Notes Receivable Non-Current                       138,973             47,168
  Tax Benefit Long Term                              769,937            811,697
  Deposits                                             2,800                 --
                                                 -----------        -----------
        TOTAL ASSETS                             $ 1,379,242        $ 1,374,518
                                                 ===========        ===========
CURRENT LIABILITIES
  Accrued Liabilities                            $        --        $     9,388
  Accounts Payable                                    15,821             19,504
  Taxes Payable                                        1,147              1,078
  Suspense                                                --                858

        TOTAL LIABILITIES                             16,968             30,829

CAPITAL
  Common Stock                                     2,058,874          2,058,874
  Capital (Paid in)                                2,006,271          2,006,271
  Retained Earnings                               (2,702,869)        (2,721,456)


        TOTAL STOCKHOLDERS EQUITY                $ 1,362,276        $ 1,343,689
                                                 -----------        -----------

        TOTAL LIABILITY & STOCKHOLDERS EQUITY    $ 1,379,244        $ 1,374,518
                                                 ===========        ===========

                      CENTURY PACIFIC FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENT


                                                        For 3 Months Ended
                                                 -------------------------------
                                                 12/31/01               12/31/00
                                                 --------               --------
REVENUES
  Financial Services                             $   8,657             $  11,787
  Sales & Service                                   99,929                79,150
                                                 ---------             ---------
        TOTAL REVENUE                              108,586                90,937

COST OF SALES                                       84,794                36,869
                                                 ---------             ---------
        GROSS  PROFIT                            $  23,792             $  54,068
                                                 =========             =========
EXPENSES
  Advertising                                    $     581             $     110
  Auto                                               1,789                 1,162
  Bank Charges                                       1,324                    76
  Contributions                                     10,050
  Commissions                                        3,600                 1,000
  Dues and Subscriptions                               150
  Freight                                            7,286                 8,781
  Insurance                                            320
  Legal & Professional                               5,170                   673
  Licenses                                             500                   500
  Miscellaneous                                        178                 1,258
  Office Expense                                     1,175                   451
  Other Taxes                                          410                   466
  Rent/Lease                                        12,280                 4,663
  Salaries                                          18,545                12,450
  Repairs                                            1,465                    --
  Telephone                                          5,748                 1,171
  Travel                                            15,326                 4,127
  Utilities                                            541                    --
                                                 ---------             ---------
        TOTAL EXPENSES                           $  85,968             $  37,358
                                                 ---------             ---------

NET INCOME                                       $ (62,176)            $  16,710
                                                 =========             =========

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For 3 Months Ended
                                                      -------------------------
                                                      12/31/01         12/31/00
                                                      --------         --------
Cash from Operations
  Net Income                                          $(58,675)        $ (4,580)

Adjustments to Reconcile Net Income to Net Cash
 Provided by Operating Activities
  Employee Tax Payable                                      33               38
  Accounts Receivable                                      250            3,192
  Product Inventory                                      3,644            2,598
  Notes Receivable Current                                  --           (2,500)
  Sales Taxes Payable                                       --             (116)
  401(k) Payable                                            --             (200)
  Clearing A/C                                              --              858
  Investments                                             (800)              --
  Accounts Payable                                      11,615               --
                                                      --------         --------
  Total                                              $ 14,742         $  3,870
                                                      --------         --------

        Net Cash Provided by Operations                (43,933)             710
                                                      --------         --------
Cash Flows From Investing                               (2,800)              --

        Net Increase/Decrease Cash                     (46,733)             710
                                                      --------         --------
Summary
Cash Balance Beginning of Period                      $(49,871)        $ (3,055)
                                                      --------         --------

Cash Balance End of Period                            $(20,562)        $ (2,345)
                                                      ========         ========

Net Increase/Decrease in Cash                         $(70,433)        $    710
                                                      ========         ========

                      CENTURY PACIFIC FINANCIAL CORPORATION

                        STATEMENT OF STOCKHOLDERS EQUITY
         FOR THE PERIOD FROM 10/01/00 TO 12/31/00, 10/01/01 TO 12/31/01


                                                 Paid In         Retained        Stockholders
            Common Shares     Stock Amount       Capital         Earnings           Equity
            -------------     ------------       -------         --------           ------
Balance       51,471,847      $ 2,058,874      $ 2,006,271      $(2,721,456)      $ 1,348,689
             ===========      ===========      ===========      ===========       ===========

Balance       51,471,847      $ 2,058,874      $ 2,006,271      $(2,702,869)      $ 1,362,276
             ===========      ===========      ===========      ===========       ===========

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

     These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related disclosures contained in the Company's Annual Report of Form 10-K for the year ended September 30, 2001, filed with the Securities and Exchange Commission. The results of operations for the three months ended December 31, 2000, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     RESULTS OF OPERATIONS. Comparison of three-month periods ended December 31, 2001 and 2000 are contained herein. Revenues for the first quarter of the fiscal year of $108,586.00 are slightly above the $90,937.00 of the prior year. Three month comparative figures reflect higher revenues of medical equipment sales deliveries both domestically and internationally. The operating expenses of $85,968.00 were normal business expenses. Expenses for the 2001 period as compared with those of 2000 increased substantially as the medical equipment subsidiary was preparing for substantial deliveries of medical equipment for several new clinics.

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

                                   CENTURY PACIFIC FINANCIAL CORPORATION



Dated: February 14, 2002           By /s/ Carlton V. Phillips
                                     ----------------------------------------
                                     Carlton V. Phillips
                                     Chairman of the Board, and
                                     Co-Chief Executive Officer



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

    Signature and Title                                     Date
    -------------------                                     ----


/s/ Carlton V. Phillips                                February 14, 2002
----------------------------------------
Carlton V. Phillips
Treasurer and Director



/s/ David Hadley                                       February 14, 2002
----------------------------------------
David Hadley
President and Director