Form 10-Q
period 2002-03-31
CENTURY PACIFIC FINANCIAL CORP
filed 2002-05-15
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2002

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________


                         Commission File Number: 0-16075

                     CENTURY PACIFIC FINANCIAL CORPORATION
            -------------------------------------------------------
               (Exact name of Registrant as specified in charter)

              Delaware                                      86-0449546
-------------------------------------          ---------------------------------
 State or other jurisdiction of                      I.R.S. Employer I.D. No.
  incorporation or organization

  1422 N. 44th Street, Suite 211, Phoenix, AZ                        85008
------------------------------------------------                ---------------
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

(1)   Yes  [ X ]    No  [   ]         (2)   Yes  [ X ]     No  [   ]


State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 31, 2002, there were 51,471,843 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS




Page

PART I        FINANCIAL INFORMATION

     Item 1 - Financial Statements                                             3

     Item 2 - Management's  Discussion and Analysis of Financial
               Condition and  Results of Operations                            8

PART II      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1.  General Business and Accounting Policies                              9
     2.  Stockholders' Equity                                                 11
     3.  Related Parties Transactions                                         11
     4.  Reliance on President                                                11
     5.  Purchase Contract                                                    11
     6.  Segment and Customer Concentration                                   12


PART III     OTHER INFORMATION

     Item 1 - Signatures                                                      12
     Item 2 - Other Information                                               12


PART   I

Item  1.    Financial Statements

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

                      Century Pacific Financial Corporation
                           Consolidated Balance Sheet
                                   (unaudited)
                   as of March 31, 2002 and Septemter 30, 2001
                                     ASSETS
                                    -------

                                                        March 31    September 30
                                                          2002           2001
                                                 --------------- ---------------
CURRENT ASSETS
     Cash                                                  7,573          49,871
     Accounts Receivable                                 426,390         134,800
     Notes Receivable
     Inventory                                           230,366         205,405
     Tax Benefit Current                                  64,000          64,000
     Prepaid Expenses                                     11,382          26,000
                                                 --------------- ---------------

     Total Current Assets                                739,711         480,076
                                                 --------------- ---------------

EQUIPMENT, net                                            47,640          50,148
                                                 --------------- ---------------
OTHER ASSETS
     Notes Receivable Non-Current                        144,646         138,973
     Tax Benefit Long Term                               733,403         769,937
     Deposits                                              9,000           2,800
                                                  --------------- ---------------

     Total Other Assets                                  887,049         911,710
                                                 --------------- ---------------

TOTAL ASSETS                                           1,674,400       1,441,934
                                                 =============== ===============

The accompanying notes are an integral part of these statements.

                      Century Pacific Financial Corporation
                           Consolidated Balance Sheet
                                   (unaudited)
                   as of March 31, 2002 and September 30, 2001
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                     -------------------------------------

                                                        March 31    September 31
                                                          2002            2001
                                                 --------------- ---------------
CURRENT LIABILITIES

     Payable                                             120,419          17,485
     Notes Payable
                                                 --------------- ---------------

     Total Current Liabilities                           120,419          17,485

                                                 --------------- ---------------
STOCKHOLDERS' EQUITY

     Preferred Stock, authorized
     5,000,000 shares, par $0.05,
     no shares outstanding

     Common Stock, autho
     100,000,000 shares of stock,
     issued and outstanding
     51,471,843 and 51,471,843
     shares issued and outstanding
     par value $0.04 per share                         2,058,874       2,058,874

     Additional Paid in Capital                        2,006,271       2,006,271

     Retained Earnings (Loss)                         (2,511,164)     (2,640,696)

                                                 --------------- ---------------

     Total Stockholders' Equity                        1,553,981       1,424,449

                                                 --------------- ---------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   1,674,400       1,441,934
                                                 =============== ===============

        The accompanying notes are an integral part of these statements.

                      Century Pacific Financial Corporation
                      Consolidated Statement of Operations
                                   (unaudited)
               for the three months ended 3/31/02 and 3/31/01 and
                    the six months ended 3/31/02 and 3/31/02

                                                      3 Months       3 Months          6 Months        6 Months
                                                        Ended          Ended             Ended           Ended
                                                       3/31/02        3/31/01           3/31/02         3/31/01
                                                 --------------- ---------------  --------------- ---------------
REVENUE
     Service Revenue                                      15,444           8,734           24,101          20,521
     Equipment Sales                                     779,634         242,977          879,558         322,127
                                                 --------------- ---------------  --------------- ---------------
        Total Revenue                                    795,078         251,711          789,371         342,648
                                                  --------------- ---------------  --------------- ---------------
Cost of Goods Sold                                       479,879         133,092          524,663         169,961
                                                 --------------- ---------------  --------------- ---------------
        Gross Profit                                     315,199         118,619          264,708         172,687
                                                 --------------- ---------------  --------------- ---------------
Expenses
        Rent                                              12,695          16,116           24,978          24,590
        Salaries                                          28,460          24,867           47,005          37,317
        Travel                                             7,488          19,924           22,814          24,051
        Depreciation                                       2,508                            2,508
        General and Administrative                        21,875          59,292           59,185          71,599
                                                 --------------- ---------------  --------------- ---------------
        Total Expenses                                    73,026         120,199          156,490         157,557
                                                 --------------- ---------------  --------------- ---------------
Income Before Income Taxes                               242,173        (  1,580)         166,066          15,130

Provision for Income Taxes                                36,534                           36,534           3,329
                                                 --------------- ---------------  --------------- ---------------
Net Income (Loss)                                        205,639       (   1,580)         129,532          11,801
                                                 =============== =============== ================ ===============


 Basic and fully Diluted
     Earnings per Common Share                           a              a                a                a
                                                 --------------- ---------------  --------------- ---------------

Weighted Average Shares                               51,471,843      51,471,843       51,471,843      16,508,788
                                                 --------------- ---------------  --------------- ---------------
a = less than $0.01

          The accompanying notes are an integral part of these notes.

                      Century Pacific Financial Corporation
                       Consolidated Statement of Cash Flow
                                   (unaudited)
                            for the six months ended
                             March 31, 2002 and 2001

                                                     6 Months        6 Months
                                                       Ended           Ended
                                                      3/31/02         3/31/01
                                                 --------------- ---------------
Cash from Operations

Net Income (Loss)                                        129,532          15,130


     Changes in Receivables                            ( 297,263)            691
     Changes in Payables                             (   102,934)      (   3,758)
     Inventory                                           (24,961)        (17,489)
     Prepaid Expenses                                     14,618
     Depreciation                                          2,508
     Deposit                                             (6,200)
     Net Change in Tax Benefits                           36,534

     Cash from Operations                                (42,298)         (5,426)
                                                 --------------- ---------------

Cash Used for Investing
     Purchase of Equipment                                     0               0
                                                 --------------- ---------------
     Cash for Investing                                        0               0
                                                 --------------- ---------------

Cash from Financing
     Note Payable                                              0               0
                                                 --------------- ---------------
     Cash from Financing                                       0               0
                                                 --------------- ---------------
Net Change in Cash                                      ( 42,298)         (5,426)


Beginning Cash Balance                                    49,871           3,055
                                                 --------------- ---------------
Ending Cash Balance                                        7,573          (2,371)
                                                 =============== ===============

Significant non cash transactions

None

        The accompanying notes are an integral part of these statements.

                      Century Pacific Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                    (audited)
                    from September 30, 1999 to March 31, 2002

                                       Common Sh.      Stock Amt.        Paid In         Retained    Stockholders
                                                                         Capital         Earnings          Equity
                                  --------------- -------------- --------------- ---------------- ---------------
Balance 9/30/99                        51,471,843      2,058,874       2,006,271       (2,874,776)      1,190,369

Retained Earnings (Loss)                                                                  157,899         157,899
                                  --------------- -------------- --------------- ---------------- ---------------
Balance 9/30/00                        51,471,843      2,058,874       2,006,271       (2,716,877)      1,348,268

Retained Earnings (Loss)                                                                   76,181          76,181
                                  --------------- -------------- --------------- ---------------- ---------------
Balance 9/30/01                        51,471,843      2,058,874       2,006,271       (2,640,696)      1,424,449

Retained Earnings (Loss)                                                                  129,532
                                  --------------- -------------- --------------- ---------------- ---------------
Balance 3/31/02                        51,471,843      2,058,874       2,006,271       (2,511,164)      1,424,449
                                  =============== ============== =============== ================ ===============

        The accompanying notes are an integral part of these statements.

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

Results of  Operations.
-----------------------
Comparison of three-month periods ended March 31, 2002 and 2001 are contained herein. Revenues for the second quarter of the fiscal year of $795,078.00 are higher than the $251,711.00 of the prior year. Three month comparative figures reflect higher revenues of medical equipment sales deliveries both domestically and internationally. The operating expenses of $73,026.00 were normal business expenses.

Sales for the second quarter of fiscal year 2002 were enhanced due to a contract with AMERIMED Hospitals to provide all the medical equipment for the new AMERIMED project in Cancun, Mexico. Future AMERIMED projects are projected for the later part of 2002. Currently the Company is waiting for AMERIMED to finalize its financing before proceeding with more work. Receivables as of March 31, 2002 were abnormally high because the Company is giving time to AMERIMED to finalize its financing for current and future projects; additionally, the Company financed two Computerized Tomography projects in Mexico which begin payments in May of 2002. While capital for acquisitions and operating capital are currently inadequate for expansion plans, the Company plans to raise additional capital in the third quarter of 2002 to satisfy this need.

Management's   Discussion   and  Analysis  of  Continuing  and  Future  Plan  of
--------------------------------------------------------------------------------
Operations.
----------

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's September 30, 2001, Annual Report on Form 10-K. All non-historical information contained in this quarterly report is a forward-looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause the actual results to differ materially from those reflected in the forward-looking statements. As of April 1, 2002, the Company plans to reorganized to eliminate all stock brokerage operations from its business and shall focus primarily on medical equipment sales and service, and hospital design consultation. A new Board of Directors will be selected and plans for aggressively acquiring more medically related businesses has been approved. As reimbursements to medical services providers in the United States continue to remain low, the demand for reconditioned medical equipment and repairing medical equipment is increasing. This factor coupled with an expanding demand for medical equipment worldwide leads management to believe this is the area in which the business should be focused at this time. In addition to the sales and service of medical equipment, management plans to use funds derived from future offerings to finance medical equipment. Changes in economic trends, war, and other unforeseen situations or developments may result because of domestic or foreign political pressures. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's plans and analysis as of the date hereof.

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



                      CENTURY PACITIC FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      March 31,2002 and September 30, 2001
                                   (Unaudited)



Note 1. General Business and Accounting Policies

Organization and Business

Century Pacific Financial Corporation (the Company) was organized as a Delaware corporation on December 29, 1982. Originally it was known as Century Pacific Corporation. The Company was originally organized to provide financial services. The Company currently has three wholly owned subsidiares, Century Pacific Fidelity Corporation, Global Medical Technologies, Inc., and Century Pacific Investment Management Corp. Century Pacific Fidelity Corporation is totally inactive at this time and is without assets or debts. Century Pacific Investment Corp. is also totally inactive and is also without assets or debts. Global Medical Technologies, Inc. was formed on April 4, 1999 to buy and sell refurbished medical equipment.

In May 1996 the Company filed for Bankruptcy, No. 96-09598-PHX-GBN.  In 1999 the
Company  emerged  from  bankruptcy.   See  Stockholders'   Equity  Note  for  an
explanation of the stock issued in order to emerge from bankruptcy.

Basis

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's Form 10-K.

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

The Company has no potentially dilutive securities outstanding at the end of the staement periods. Therefore, the basic and diluted earnings (loss) per share as presented on the face of the statement of operations is the same number.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. Each of these divisions treats the stock issuance for accounting purposes in a specific manner.

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


Note 2. STOCKHOLDERS' EQUITY

During the year 1999 the Company presented a plan to the bankruptcy court in which they would pay for their debts with Company stock. As part of this plan the Company was to issue 18,329,444 shares of stock for its debt. Also the Company purchased inventory to invest into its newly formed subsidiary, Global Medical Technologies, Inc. The Company paid 19,825,505 shares of stock for $200,000 of used medical equipment.

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

The Company has contracted with Natural Technologies to purchase its business (but not the corporation), see Note 5 for details.

The Company rents its corporate offices from a member of the Board of Directors on a month to month basis.

Note 4. RELIANCE ON PRESIDENT

The president of the company is the person who has the experience to buy and sell used medical equipment at a profit. If he were to no longer be able or willing to functin in that capacity the Company would be severely affected.

Note 5. PURCHASE CONTRACT

The Company has contracted to purchase the medical equipment repair business from Natural Technologies, Inc. The purchase price is $500,000 or shares of restricted common stock at a value of $0.10 per share equal to the $500,000 or unpaid portion thereof. If the purchase were consummated as of September 30, 2001 the additional shares of stock would be calculated as follows.

         Purchase Price                        500,000
         Less Note Receivable 9/30/01          138,975
                                             ---------
         Net Cash Required                     361,025
                                             ---------
         Shares Needed at $0.10/share        3,610,250
                                             ---------

If these new shares were to be added to the existing share balance of 51,471,483 the total would be 55,082,093. The new shares would represent 6.6% of the higher total. Management expects this purchase to be consummated within the next twelve months. This contract is not adjustable for any stock splits.

Note 6. SEGMENT AND CUSTOMER CONCENTRATION

The Company has two areas of business, medical equipment sales and financial services. These two main groupings are separated on the statement of operations. The medical equipment sales can be segmented into US sales and foreign sales. The schedule below shows these segments for the six months ended March 31, 2002.

         US Sales                               49,467
         International Sales                   840,494
                                              --------
         Total Sales                           879,558
                                              --------

One international customer accounts for 75% of the total sales.

PART III OTHER INFORMATION


Item 1. Signatures


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CENTURY PACIFIC FINANCIAL CORPORATION



Dated       3/31/02                        By    (s)    David Hadley
                                             -----------------------------------
                                                        David Hadley
                                                 President and Managing Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title                                                 Date
------------------------                                        ----------------

 (s)   David Hadley                                               3/31/02
------------------------                                        ----------------
David Hadley
President and Director


Item 2. Other Information

        1. LEGAL PROCEEDINGS
           NONE

        2. CHANGES IN SECURITIES
           NONE

        3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           NONE

        4. EXHIBITS AND REPORTS ON FORM 8-K

                   EXHIBITS:     N0NE

                   REPORTS ON FORM 8-K:     None Filed