Form 10-Q
period 2002-06-30
CENTURY PACIFIC FINANCIAL CORP
filed 2002-08-14
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________


                         Commission File Number: 0-16075


                      CENTURY PACIFIC FINANCIAL CORPORATION
               (Exact name of Registrant as specified in charter)


               Delaware                                      86-0449546
   (State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
    incorporation or organization)


1505 E. Weber, Suite 120, Tempe, Arizona                       85281
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number, including area code: (480) 966-6115 Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ]  (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 30, 2002, there were 7,353,356 shares of the registrant's Common Stock outstanding.

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

                      Century Pacific Financial Corporation
                           Consolidated Balance Sheet
                                   (unaudited)
                   as of June 30, 2002 and Septemter 30, 2001

                                     ASSETS

                                                   June 30      September 30
                                                     2002           2001
                                                  ---------      ---------
CURRENT ASSETS
  Cash                                                2,375         49,871
  Accounts Receivable                               490,460        134,800
  Notes Receivable
  Inventory                                         234,241        205,405
  Tax Benefit Current                                64,000         64,000
  Prepaid Expenses                                                  26,000
                                                  ---------      ---------
  Total Current Assets                              791,076        480,076
                                                  ---------      ---------

EQUIPMENT, net                                       45,132         50,148
                                                  ---------      ---------
OTHER ASSETS
  Notes Receivable Non-Current                      145,646        138,973
  Tax Benefit Long Term                             723,810        769,937
  Deposits                                            6,800          2,800
                                                  ---------      ---------

  Total Other Assets                                876,256        911,710
                                                  ---------      ---------

TOTAL ASSETS                                      1,712,464      1,441,934
                                                  =========      =========

        The accompanying notes are an integral part of these statements.

                      Century Pacific Financial Corporation
                           Consolidated Balance Sheet
                                   (unaudited)
                   as of June 30, 2002 and September 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30       September 31
                                                        2002            2001
                                                     ----------      ----------
CURRENT LIABILITIES

  Payable                                               147,928          17,485
  Accounts Payable
                                                     ----------      ----------

  Total Current Liabilities                             147,928          17,485
                                                     ----------      ----------
STOCKHOLDERS' EQUITY

  Preferred Stock, authorized
  5,000,000 shares, par $0.05,
  no shares outstanding

  Common Stock, autho 100,000,000 shares of
  stock, issued and outstanding
  51,471,843 and 51,471,843 shares issued
  and outstanding par value $0.04 per share             294,134         294,134

  Additional Paid in Capital                          3,771,011       3,771,011

  Retained Earnings (Loss)                           (2,500,609)     (2,640,696)
                                                     ----------      ----------

  Total Stockholders' Equity                          1,564,536       1,424,449
                                                     ----------      ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  1,712,464       1,441,934
                                                     ==========      ==========

        The accompanying notes are an integral part of these statements.

                      Century Pacific Financial Corporation
                      Consolidated Statement of Operations
                                   (unaudited)
               for the three months ended 6/30/02 and 6/30/01 and
                    the nine months ended 6/30/02 and 6/30/012

                                    3 Months    3 Months    9 Months    9 Months
                                     Ended       Ended       Ended       Ended
                                    6/30/02     6/30/01     6/30/02     6/30/01
                                   ---------   ---------   ---------   ---------
REVENUE
  Service Revenue                                  8,460      24,101      28,981
  Equipment Sales                    218,075     316,253     860,759     638,380
                                   ---------   ---------   ---------   ---------
    Total Revenue                    218,075     324,713     884,860     667,361
                                   ---------   ---------   ---------   ---------
Cost of Goods Sold                   127,856     198,670     652,519     368,631
                                   ---------   ---------   ---------   ---------
    Gross Profit                      90,219     126,043     232,341     298,730
                                   ---------   ---------   ---------   ---------
Expenses
    Rent                              10,188      15,224      35,166      39,814
    Salaries                          16,540       7,449      63,545      44,766
    Travel                            18,685      12,341      41,499      36,392
    Depreciation                       2,508                   2,508
    General and Administrative        22,150      35,789      81,335     107,388
                                   ---------   ---------   ---------   ---------
    Total Expenses                    70,071      70,803     226,561     228,360
                                   ---------   ---------   ---------   ---------
Income Before Income Taxes            20,148      55,240     186,214      70,370

Provision for Income Taxes             9,593                  46,127
                                   ---------   ---------   ---------   ---------
Net Income (Loss)                     10,555      55,240     140,087      70,370
                                   =========   =========   =========   =========

Basic and fully Diluted
  Earnings per Common Share             a           a           .019        a
                                   ---------   ---------   ---------   ---------

Weighted Average Shares            7,353,356   7,353,356   7,353,356   7,353,356
                                   ---------   ---------   ---------   ---------

a = less than $0.01

          The accompanying notes are an integral part of these notes.

                      Century Pacific Financial Corporation
                       Consolidated Statement of Cash Flow
                                   (unaudited)
                            for the nine months ended
                             June 30, 2002 and 2001

                                                     9 Months          9 Months
                                                       Ended            Ended
                                                     6/30/02           6/30/01
                                                     --------          --------
Cash from Operations

Net Income (Loss)                                     140,087            70,370

  Changes in Receivables                             (355,660)           31,186
  Changes in Payables                                 130,443              (462)
  Depreciation                                          5,016
  Change in Note Receivable                            (6,673)           (6,499)
  Inventory                                           (28,836)          (59,350)
  Prepaid                                              26,000
  Deposits                                             (4,000)
  Net Change in Tax Benefit                            46,127
  Cash from Operations
                                                     --------          --------
                                                      (47,496)           35,245
  Cash Used for Investing                                                35,800
  Purchase of Equipment                                     0             2,500
                                                     --------          --------
  Cash for Investing                                        0            38,300
                                                     --------          --------
Cash from Financing
  Note Payable                                              0                 0
                                                     --------          --------

Net Change in Cash                                    (47,496)           (3,055)

Beginning Cash Balance                                 49,871             3,055
                                                     --------          --------
Ending Cash Balance                                     2,375                 0
                                                     ========          ========

Significant non cash transactions

None

        The accompanying notes are an integral part of these statements.

                      Century Pacific Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                    (audited)
                    from September 30, 1999 to June 30, 2002

                                                            Paid In       Retained    Stockholders
                               Common Sh.    Stock Amt.     Capital       Earnings       Equity
                              -----------   -----------   -----------   -----------   -----------
Balance 9/30/99                 7,353,356       294,134     3,771,011    (2,874,776)    1,190,369
Retained Earnings (Loss)                                                    157,899       157,899
                              -----------   -----------   -----------   -----------   -----------
Balance 9/30/00                 7,353,356       294,134     3,771,011    (2,716,877)    1,348,268
Retained Earnings (Loss)                                                     76,181        76,181
                              -----------   -----------   -----------   -----------   -----------
Balance 9/30/01                 7,353,356       294,134     3,771,011    (2,640,696)    1,424,449
Retained Earnings (Loss)                                                    140,087
                              -----------   -----------   -----------   -----------   -----------
Balance 3/31/02                 7,353,356       294,134     3,771,011    (2,500,609)    1,424,449
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

RESULTS OF OPERATIONS.

Comparison of three-month periods ended June 30, 2002 and 2001 are contained herein. Revenues for the third quarter of the fiscal year of $218,075.00 are less than the $324,713.00 of the prior year. However, total sales for the first nine months are higher, and total profits are nearly twice that for 2001. The operating expenses of $70,071.00 were normal business expenses.

Sales for the third quarter of fiscal year 2002 were slightly lower than normal for this time of the year.

MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  CONTINUING  AND  FUTURE  PLAN  OF
OPERATIONS.

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's September 30, 2001, Annual Report on Form 10-K. All non-historical information contained in this quarterly report is a forward-looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause the actual results to differ materially from those reflected in the forward-looking statements. As of April 15, 2002, the Company has reorganized to eliminate all stockbroker operations from its business and shall focus primarily on medical equipment sales and service, and hospital design consultation. A new Board of Directors was selected and plans for aggressively acquiring more medically related busi-nesses has been approved. A private placement to raise at least $1,000,000.00 is planned to be started in the current quarter. As reimbursements to medical services providers in the United States continue to remain low, the demand for reconditioned medical equipment and repairing medical equipment is increas- ing. This factor coupled with an expanding demand for medical equipment world wide leads management to believe this is an area in which the business should be focused at this time. In addition to the sales and service of medical equipment, management plans to use funds derived from future offerings to finance medical equipment. Changes in economic trends, war, and other unforeseen situations or developments may result because of domestic or foreign political pressures. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's plans and analysis as of the date hereof.

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

                      CENTURY PACITIC FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      June 30, 2002 and September 30, 2001
                                   (Unaudited)

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

Note 3. RELATED PARTIES TRANSACTIONS

The Company utilizes as its primary contractor for equipment repair a company, Natural Technologies, Inc. that is owned by a major shareholder. The Company also has a Note Receivable from Natural Technologies for $145,646.

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

         Purchase Price                        500,000
         Less Note Receivable 9/30/01          138,975
                                            ----------
         Net Cash Required                     361,025
                                            ----------
         Shares Needed at $0.10/share        3,610,250
                                            ----------

If these new shares were to be added to the existing share balance of 7,353,356 the total would be 10,963,614. The new shares would represent 32% of the higher total. Management expects this purchase to be consummated within the next twelve months. However, in the interest of preventing excessive dilution, management has agreed with Natural Technologies, Inc. to wait until the stock is trading and use the trading price to determine the number of shares that shall be issued.

Note 6. SEGMENT AND CUSTOMER CONCENTRATION

The Company had two areas of business, medical equipment sales and financial services. These two main groupings are separated on the statement of operations. The medical equipment sales can be segmented into US sales and foreign sales. The schedule below shows these segments for the six months ended March 31, 2002.

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


                                        CENTURY PACIFIC FINANCIAL CORPORATION

Dated 6/30/02                           By /s/ David Hadley
                                           ----------------------------------
                                           David Hadley
                                           President and Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title                                              Date
-------------------                                              ----

/s/ David Hadley                                               6/30/02
----------------------------------                            ---------
David Hadley
President and Director

Item 2. Other Information

     1. LEGAL PROCEEDINGS
        NONE

     2. CHANGES IN SECURITIES
        NONE

     3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        NONE

     4. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBITS: N0NE

        REPORTS ON FORM 8-K: None Filed