Form 10KSB
period 2002-09-30
CENTURY PACIFIC FINANCIAL CORP
filed 2003-01-24
CIK 791770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________


                         Commission file number 0-16075


                      CENTURY PACIFIC FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                 (Name of Small Business Issuer in Its Charter)


           Delaware                                              86-0449546
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


              1505 E. Weber Street, Suite 120, Tempe, Arizona 85281
               (Address of Principal Executive Offices) (Zip Code)


                                  480-966-6115
                           (Issuer's Telephone Number)


    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None


 Securities Registered Pursuant to Section 12(g) of the Exchange Act: 7,353,356

                          $.004 Par Value Common Stock
                                (Title of Class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,293,124.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified dated within the past 60 days. As of December 1, 2002, 7,353,356 shares of common stock were outstanding, and the aggregate number of shares of the common stock of the Registrant held by non-affiliates was 4,065,866. Until recently there has been no public market for the common stock of Registrant, and there is therefor no aggregate market value of the voting and non-voting common equity held by non-affiliates.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,353,356.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to RULE 424 (B) OR (C) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check One): Yes [X]; No [ ]

                      CENTURY PACIFIC FINANCIAL CORPORATION

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

     ITEM 1.   DESCRIPTION OF BUSINESS.........................................1
     ITEM 2.   DESCRIPTION OF PROPERTY.........................................8
     ITEM 3.   LEGAL PROCEEDINGS...............................................8
     ITEM 4.   SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS..............8

PART II

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS........8
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS............................9
     ITEM 7.   FINANCIAL STATEMENTS..........................................F-1
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..................14

PART III

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............14
     ITEM 10.  EXECUTIVE COMPENSATION ........................................15
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT...................................................15
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................16
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K...............................16
     ITEM 14.  CONTROLS AND PROCEDURES........................................16

SIGNATURES....................................................................16

                                   ----------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-KSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR "EXPECTATIONS," "ANTICIPATION," "INTENTIONS," "BELIEFS," OR "STRATEGIES" REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2003 AND THEREAFTER; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; OUR PRODUCT DEVELOPMENT STRATEGIES, PARTICULARLY AS THEY RELATE TO THE INTERNET; POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN PART I, ITEM 1, "DESCRIPTION OF BUSINESS - RISK FACTORS."

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Century Pacific Financial Corporation (the "Company" or "Century") is a holding company that was formed in 1982 and commenced operations in 1984. It provides through its principal subsidiaries a range of financial and commercial services. Century and its three subsidiaries are hereinafter referred to as the "Company". The remaining subsidiaries of Century include Century Pacific Fidelity Corporation (Fidelity), Century Pacific Investment Management Corporation (Century Management) and Global Medical Technologies Inc. DBA Tempe Medical Equipment (Global Medical). Century Pacific Fidelity Corporation and Century Pacific Management Corporation are totally inactive at this time and are without assets or debts. Global Medical was formed on April 4, 1999 to buy and sell refurbished medical equipment.

     Global Medical's business to date has been primarily the sales of new and reconditioned medical equipment. Emphasis has been placed on promoting reconditioned medical equipment outside the country because of the greater profit margins resulting from the sale of reconditioned equipment versus new equipment.

     Global Medical has established excellent contacts throughout Mexico and has been providing a wide variety of medical equipment and supplies, ranging from selling computerized tomography units to selling all the equipment for hospitals. Global Medical has been profitable since it began and expects to gain a significant share of the multi-billion dollar medical equipment market in the coming 5 years.

OUR PLAN FOR THE FUTURE

     Global Medical sells new and reconditioned medical equipment to healthcare facilities both inside the United States and abroad. The domestic market consists of 90,803 medical/surgical centers, 1,413 HMO's/PPO's, 19,392 nursing homes, and 6,917 hospitals. Global Medical has focused its efforts on all of the medical/surgical centers, nursing homes, and HMO's/PPO's and ten percent of the hospitals. The total spent on medical equipment purchased by these facilities is currently $20 billion dollars per year and is expected to grow to over 32 billion per year by year 2010. The market abroad includes all privately owned healthcare facilities and some government hospitals. The estimated sales potential outside the United States is another $20 billion dollars per year. Global Medical's goal is to capture 2% of the worldwide market for medical equipment by year 2010.

     The need for medical technology is expected to increase greatly in the coming years, however, the available funds for healthcare are not expected to increase at the same rate. This will put considerable pressure on healthcare administrators to carefully watch their budgets and use alternatives like reconditioned medical equipment whenever possible. We plan to be the world's leader in reconditioned medical equipment and discount pricing on supplies through Global Medical and the new subsidiaries we intend to acquire.

     We intend to be a consolidation of many different companies specializing in the field of medical technologies. Each of the companies we intend to acquire has been in business for several years, specializing in a particular segment of the industry, such as radiology, patient monitoring, ultrasound or emergency medicine. The primary market for all these companies has been the alternate care market, the EMS market and the small to mid sized hospitals and medical/radiology centers. Most of the focus has been on reconditioned medical equipment, although some new equipment is sold also. Each of the companies targeted for acquisition are profitable and have established a strong relationship with their customers throughout the southwestern United States and Northern Mexico.

     Our projected to be acquired companies have been selling new and reconditioned medical equipment for several years now. The most recent year, 2002, has been one of the best in the history of the companies, thus indicating that despite a downturn in the US economy, Global Medical's products are selling well. The reason for our success, we believe, has to do with the fact that the quality of the reconditioned product is better than before and is more widely accepted in the market place, and the healthcare administrators are forced to use alternatives like Global Medical's due to the current budget constraints.

     Reconditioned medical equipment is being sold for 50% of the cost of new equipment, and many times with the same warranty as the new equipment. This is a very attractive alternative for healthcare providers and has resulted in increased sales. We believe we will see even greater sales as the healthcare industry is pushed to provide more services with fewer dollars. Global Medical's sales of reconditioned equipment have also opened the doors for increased sales on new equipment and discounted supplies since the buyers have gained a greater familiarity with Global Medical.

     In the international market place, Global Medical is doing quite well also, sales are up, and the requests for product are increasing daily. Global Medical's wide selection of products, its specialized technical support team, and its reputation for honesty and integrity has placed it in a very good position for rapid expansion. With the capital we are seeking, the staff we have and the ever increasing demand for more product and services, Global Medical should be able to increase sales dramatically.

     Global Medical expects to open three new distribution centers in northwestern Mexico during 2003. Most of the companies we seek to acquire are in the southwestern United States and comprise a wide variety of product specialties. It is our intention to provide our customers with products for every part of the healthcare field by merging in the segments of the healthcare technologies industry *that Global Medical is currently in need of. We also intend to become the leader in providing reconditioned medical equipment to the healthcare providers. Although reconditioned medical equipment is sold primarily to the alternate care segment of the healthcare industry and to small and medium sized hospitals here in the United States, it is of even greater demand outside the US. Our plan is to first consolidate the reconditioned medical equipment industry within the United States using our regional superstores, and then to begin locating similar stores worldwide.

     We will need an immediate capital investment of $5,000,000 to achieve our planned objectives during the first year, and will endeavor to raise money through private offerings to meet the demands of company growth in the years to come.

OBJECTIVES

     We expect to become recognized in the medical technologies industry as a leader in providing a full spectrum of high quality new and reconditioned medical equipment, supplies, and expert technical support. To achieve this we intend to:

     * Establish regional medical technologies superstores that will provide equipment and supplies in each of the different medical technologies specialties, along with twenty four hour, seven day a week, expert technical support and supplies for the equipment.

     * Establish a master web site that links all the various specialties from each regional superstore so that an on-line customer can browse through the inventory of the entire network and locate any product available. The on-line customer can then select any product listed and view that item "real time" in its respective superstore location. Not just a photo as in most other web sites, but the actual item in question can be viewed upon request.

     * We will endeavor to use every marketing medium known to us to let the medical community know that they can fulfill all their equipment, supply, consulting and technical service needs from one source, us.

     * We intend to provide expertise on setting up complete hospitals and surgical centers on a turn-key basis. We will provide the liaison between the architects, and the engineers to provide the electrical and mechanical specifications for the buildings so that the equipment installation goes smoothly. We will also provide consultation for floor plan design and assist with JCAH compliance and patient safety issues.

     * We also intend to provide equipment financing on a rental/purchase basis.

     Global Medical intends to cut overall cost of goods by having all the various specialty companies under its umbrella share resources, through extra price discounts because of increased purchasing power, and through greater volume discounts on expense items such as payroll processing, telephone rates, and insurance costs.

CUSTOMER SUPPORT

     All equipment sold comes with a 90 day warranty on parts and labor. Each specialty shall have in-house engineers and experts who can assist with not only service related problems, but also with applications issues and training. One year warranties are common on most new pieces of equipment, however our subsidiaries will also provide this same warranty, and/or service contract with reconditioned equipment when large orders are placed.

RISK FACTORS

OPERATING HISTORY AND RECENT EARNINGS

     In fiscal year ended September 30, 2002, we had net income before taxes of $169,300, in fiscal year ended September 30, 2001, we had net income before tax of $76,181 and in fiscal year ended September 20, 2000 our net income before tax was $157,899. Our largest assets is a long term tax benefit of $ 715,761.00.

     Historically, we received revenue from an investment banking and securities brokerage business operated under our former principal officer's license through an independent contractor agreement with a regional securities firm. Those operations have ceased, and now all our income is generated by Global Medical.

     The medical equipment subsidiary purchases for resale used and occasionally new medical equipment to be resold. Global Medical employs personnel that are technically qualified to refurbish both the electronic apparatus as well as structural elements of "hi-tech" medical instruments and machines.

     We maintain our corporate  headquarters  in a leased office located at 1505
E. Weber Street, Suite 120, Tempe, Arizona 85281. One client accounts for more than 50% of Global Medicals total revenue.

BANKRUPTCY

     Our securities business activities were sharply curtailed by the closure of all business activities maintained by previously existing subsidiaries (other than Global Medical) and their subsequent filings for either Chapter 7 or 11 bankruptcy protection. We were released from Chapter 11 bankruptcy (U.S. Bankruptcy cause no. 96-09598-PHX-GBN filed in May of 1996) and administrative surveillance and protection on December 30, 1998. Settlement of all existing debts by minimal cash payments or issue of freely tradable stock has settled accounts in a reasonable period of time. Management has been approached with merger and or acquisition proposals several times, however, actions regarding such proposals had been postponed until Global Medical reaches a stable and profitable trend, which has occurred in fiscal year 2002.

GLOBAL MEDICAL'S LIMITED OPERATING HISTORY MAY CAUSE FUTURE INVESTORS A PROBLEM IN EVALUATING ITS POTENTIAL FOR FUTURE SUCCESS. THIS IN TURN COULD CAUSE US DIFFICULTIES IN RAISING NEEDED CAPITAL.

     Global Medical was formed in 1999. It has a limited operating history and limited historical financial information upon which you can evaluate our existing business and our potential for future success. We face numerous risks, expenses, delays, and uncertainties associated with maintaining a profitable business. Some of these risks and uncertainties relate to our ability to

     *    increase customer acceptance of our products and services,
     *    develop and renew strategic relationships,
     *    obtain access to new distribution channels,
     *    purchasing used medical equipment at sufficient discounts,
     * obtain parts and supplies to refurbish the used medical equipment acquired for resale,
     * provide or contract for satisfactory customer service and order fulfillment, and
     *    integrate any acquired businesses, technologies and services.

     We may not be successful in addressing these risks and uncertainties. The failure to do so would materially and adversely affect our business.

     As a result of our limited operating history, our plan for rapid growth and the increasingly competitive nature of the markets in which we compete, our historical financial data is of limited value in anticipating future operating expenses. Our planned expense levels will be based in part on our expectations concerning future revenue, which is difficult to forecast accurately based on our stage of development. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. Further, business development and marketing expenses may increase significantly as we expand operations. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue, our business, operating results and financial condition may be materially and adversely affected.

WE FACE INTENSE COMPETITION.

     Our ability to compete successfully depends on a number of factors both within and outside our control, including the following:

     * the quality, features, diversity, and prices of our products and services,
     *    our ability to become the supplier of choice for hospital and clinics,
     *    our ability to develop and maintain effective marketing programs,
     *    the quality of our customer service and training,
     * our ability to recognize industry trends and anticipate shifts in changes in medical equipment,
     * the number, nature, and success of our competitors in a given market, and
     *    general market conditions.

     Because these factors change rapidly, customer demand also can shift quickly. We could experience a material adverse effect on our business, operating results and financial condition if we are unable to respond quickly to market changes or a slowdown in demand for the products we sell and services we provide.

     The competition is made up of privately held companies which although successful in their own areas, fail to provide the full spectrum of both product and services that are necessary to meet the demands of the rapidly growing healthcare industry. Whereas all of the competition combined would be a force to reckon with, each company separately lacks either the standard of product quality needed to satisfy the demands of consumer, or lacks the expertise to be able to put together the packages required for new hospital projects.

     The reality is that the reconditioned medical equipment industry is very fragmented. There are hundreds of small companies throughout the United States specializing in areas of the entrepreneurs expertise, but that are unable to grow beyond the niche for lack of either funds, management or expertise. We may be classed in this group of companies at this time.

CHANGES IN ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR BUSINESS.

     Our success depends in part upon a number of economic factors relating to discretionary business spending, including employment rates, business conditions, future economic prospects, interest rates and tax rates. We are unable to estimate the impact, if any, of the acts of terrorism recently unleashed on the United States on our business.

OUR FAILURE TO CONTINUE  TO DEVELOP AND GROW OUR SALES AND  MARKETING  FORCE AND
EFFORTS COULD ADVERSELY AFFECT OUR BUSINESS AND RESULT IN DECREASING SALES AND LOSSES.

     We do not employ an experienced sales and marketing team, and have relied on outside consultants. We need to employ experienced sales and marketing personnel to assist in creating sales. Establishing our sales and marketing team will involve a number of risks, including the following:

     * we may not have adequate financial and marketing resources to establish and maintain such a team,
     * we may be unable to hire, retain, integrate and motivate sales and marketing personnel and their support staff, and
     * new sales and marketing personnel may require a substantial period of time to become productive.

OUR FAILURE TO EFFECTIVELY MANAGE OUR GROWTH COULD IMPAIR OUR BUSINESS.

     Our failure to manage our growth effectively could have a material adverse effect on our business, operating results and financial condition. In order to manage our growth, we must take various steps, including the following:

     *    arrange necessary capital to expand our facilities and equipment,
     *    obtain products and services from third parties on a timely basis, and
     *    successfully hire, train, retain and motivate additional employees.

     We anticipate that our future growth in our operations will place a significant strain on our management systems and resources. We will be required to increase staffing and other expenses as well as make expenditures on capital equipment to attempt to meet the anticipated demand of our customers. We may increase our expenditures in anticipation of future orders that do not materialize, which would adversely affect our profitability.

DISTRIBUTIONS

     Shareholders are entitled to receive such distributions as may be declared by our Board of Directors. We do not anticipate that any distributions will be paid in the foreseeable future. Any distributions will be generated from our future cash flow, and we cannot provide any assurances that we will have any cash flow to make distributions any time in the future. Investors may incur tax liabilities based upon their involvement with us and not receive any distributions from us that would be available to pay such tax liabilities.

ECONOMIC AND GENERAL RISKS OF THE BUSINESS

     Our success will also depend upon factors which are beyond our control and cannot clearly be predicted at this time. Such factors include general economic conditions, changes in tax laws, fluctuating operating expenses, changes in insurance reimbursement for procedures performed at hospitals and clinics, changes in health coverages from governments and changes in the use and expansion of items of medical equipment.

NEED FOR ADDITIONAL CAPITAL

     We presently have insufficient capital to acquire other companies in the same business fields of Global Medical. While our management believes it will obtain sufficient funds to make the initial acquisitions it desires to make, no assurances can be made given that we will be able to accomplish these objectives. . No assurances can be given that we will be able to obtain additional capital or, if available, that such capital will be available on terms acceptable to us. If our estimate for our capital requirements are not accurate, we may not have sufficient funds to complete the initiation of the marketing plan or the continuation of acquiring more business and will be required to seek additional capital through private offerings of equity securities.

DEPENDENCE ON MANAGEMENT

     Our success will, to a large extent, depend upon the quality of management and the active participation of the Board of Directors and the Officers. The loss of the services of any member of existing management would have a material impact on our business and our future prospects. In the event of the death, disability or incapacity of any of the members of the Board of Directors or the Officers, we would have to find a successor or successors with comparable abilities and experience to manage our affairs. We intend to have an employment agreement with our President, David L. Hadley, who is a significant shareholder. We do not presently have key man life insurance for any of the members of the Board of Directors or any Officer. We have plans to obtain insurance for our Officers and some key employees when we have the funds available for such purpose.

LIMITED MARKET STUDIES

     We have not conducted any formal, documented market studies regarding the proposed business addressed in this report.

COMPETITION

     Our competitors in the area of acquiring, refurbishing and selling used medical equipment probably have greater experience and financial, technical, human and other resources than we do. We expect that we will face intense competition from these and other unknown or future competitors. We are engaged in highly competitive businesses. Our services and potential products are similar to those supplied or capable of being supplied by a number of companies, some of which have substantially greater financial and technological resources and production and marketing capabilities. Principal competitive factors include
(1) size of the firm, (2) the capability of technical and sales staff, (3) the capacity to be innovative and (4) quick response time. Each of our competitors are directly competitive with most of our services or products.

TECHNOLOGY ISSUES

     All medical equipment has the possibility of being made valueless or of substantially reduced value by changes in technology. Our business is technologically intensive and is subject to significant technological change and innovation. Technological developments are occurring rapidly and, while the effects of such developments are uncertain, they may have material adverse effect on us.

RISK OF PRODUCT LIABILITY

     The nature of Global Medical's business exposes it to risk from product liability claims. Global Medical currently maintains product liability insurance for its products, with limits of $1,000,000 per occurrence and $2,000,000 in the aggregate per annum. However, such coverage is becoming increasingly expensive and there can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be successful in maintaining adequate product liability insurance at commercially reasonable rates. To date, no product liability claims have been asserted against Global Medical. Any losses that Global Medical may suffer as a result of any future liability claims or claims in excess of Global Medical's coverage, may have a material adverse effect on our business, financial condition, and results of operations. In addition, any product liability litigation may have a material adverse effect on the reputation and marketability of Global Medical's products.

THE FORECAST AND COST PROJECTIONS

     As a threshold matter, we may not ever generate any revenues if we are unsuccessful in implementing our marketing and acquisition plans. There can be no assurances that we can achieve the results of operations assumed by the forecasts prepared by us. Some of the underlying assumptions invariably may not materialize and unanticipated events and circumstances may occur. Any return to our shareholders on their shares of Common Stock will be dependent upon our ability to sell significant numbers of used medical equipment and thereafter operate our business profitably, which in turn will depend upon economic factors and conditions beyond the control of our management.

DEPENDENCE UPON KEY PARTIES

     We have several relationships with third-parties which are crucial to our ability to execute our business plan

MAINTENANCE ISSUES

     If we obtain sufficient funding to continue our business operations, we will have to establish a system for maintaining the items of used medical equipment we sell, and we presently do not have such a system. If we are not able to develop an appropriate maintenance system or obtain third-party vendors who are able to provide maintenance services to us, it may have a material adverse effect on us.

AVAILABILITY OF MATERIALS FILED WITH THE SEC

     The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-8900-SEC-0330. We are an electronic filer, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2. PROPERTIES

     The Company operates principally from one location in Tempe, Arizona. It owns no real property.

ITEM 3. LEGAL PROCEEDINGS.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS.

     Our common stock has been inactive or very limited in trading during the last several years. Subsequent to our initial public offering effective November 12, 1986, for approximately a year and a half, our common stock traded on the NASDAQ Stock Market under the symbol "CEPA". Later, as we requested delisting, the issue continued trading on the "Pink Sheet" market or through the "Bulletin Board" system. The stock now trades under the symbol "CYPF".

               Fiscal 2002                                Price
               -----------                               -------
               First Quarter                             Unknown
               Second Quarter                            Unknown
               Third Quarter                             Unknown
               Fourth Quarter                            Unknown

     As of September 30, 2002, there were 390 shareholders of record.

     Price range of common stock during this fiscal year: it is management's recollection that common stock may have traded sporadically in pennies or mills, however, no official record of such transactions appears to be available.

DIVIDEND POLICY

     We have not paid cash dividends on our common shares since our inception. We currently intend to retain all of our earnings, if any, to finance the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

                             SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial data and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report. The data has been derived from the financial statements audited by Shelley Intl CPA, independent certified public accountant.

                                      YEAR ENDED     YEAR ENDED     YEAR ENDED
                                     SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                         2002           2001           2000
                                      -----------    -----------    -----------
STATEMENTS OF OPERATIONS:

REVENUE
  MEDICAL EQUIPMENT SALES             $ 1,267,070    $   938,312    $   745.809
  FINANCIAL SERVICES                       26,054         35,193         43,562

TOTAL SALES                             1,293,124        973,505        789,371

COSTS OF GOOD SOLD                        756,425        579,471        328,811

GROSS PROFIT                              536,699        394,034        460,560

EXPENSES
  RENT                                     43,501         48,825         57,407
  SALARIES AND COMPENSATION                73,941         45,599         74,687
  TRAVEL                                   32,436         55,132         51,135
  DEPRECIATION                             14,345          7,201          2,256
  OTHER GENERAL &
    ADMINISTRATIVE                        203,176        110,654        109,009

  TOTAL EXPENSE                           367,399        267,411        294,494

INCOME BEFORE PROVISION FOR
  INCOME TAXES                            169,300        126,623        166,066

PROVISION FOR INCOME TAXES                 66,491         50,442          8,167

NET INCOME (LOSS)                         102,809         76,181        157,899
                                      ===========    ===========    ===========

BASIC AND DILUTED EARNINGS
  (LOSS) PER COMMON SHARE                    0.01           0.01           0.02

BASIC AND DILUTED WEIGHTED
  AVERAGE NUMBER OF
  COMMON SHARES                         7,353,356      7,353,356      7,353,356
                                       10,299,356      7,353,356      7,353,356

The notes to the financial statements attached as an exhibit are an integral part of this Comparative Statement of Operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a Delaware corporation formed in December of 1982. Our primary business is the sale, marketing, and re-furbishing of new and used medical equipment. We also provide technical expertise and consultation to overseas architects who are designing new medical facilities and have provided all the medical equipment needed for the hospitals we helped design. On April 4th of 1999 Global Medical Technologies was formed as a wholly owned subsidiary of Century as part of the Company's reorganization plan. The medical sales division (Tempe Medical Equipment) of Natural Technologies, Inc. was sold to Century for stock and $500,000.00 cash. This formed our primary business and has now become the sole business providing revenue to us since all securities activities have ceased.

     During the last four fiscal years, 1999 through 2002 we derived our revenue from sales within the State of Arizona and in Mexico. Cost of sales include the purchasing and refurbishing of used medical equipment, new medical equipment and supplies, parts and contract labor. Operating expenses include general corporate expenses, sales salaries, taxes, and rent, as well as the cost of support services to maintain proper records and import equipment into Mexico.

     Approximately ninety five percent (95%) of our sales during fiscal 2002 occurred because of direct sales. Most of these sales were from long standing relationships, or referrals from existing clients. We have not initiated any formal marketing due to the need for additional capital that must be present prior to accepting additional workload. The primary method of selling has been from "word of mouth referral", we have focused on ensuring that the existing customers are treated well and honestly and we have grown steadily each year. Sales terms have been very flexible in order to assist the clients with their purchases, however, this has placed a burden on our cash flow. We obtain a deposit for the equipment before any deliveries are made and extend payment terms of up to one year to pay. The deposit received usually covers the cost of the goods sold thus limiting exposure to just the profits on the sale. We have been fortunate not to have had any significant bad debt to date, and have maintained title to the equipment being internally financed until final payment is made by utilizing a form of rental/purchase process for all of our clients in Mexico. When we import the goods to Mexico that we intend to finance or that have a balance still due, we import in the name of our Mexican affiliate, (Manual Francisco Amavizca), and then provide final Mexican invoice giving title to the client once final payment for the merchandise has been received. In the event a client cannot pay we can recover the equipment without litigation because title to the equipment was not given to the client who is using it. We have not had to recover any equipment for lack of payment in the last three years. We have a thirty day return policy and a customer satisfaction guarantee. Any customer that is not happy with the product can return it or we will do whatever is necessary to repair the defect. We have had no customers return merchandise on this 30 day guarantee. We expect this to continue and do not expect returns for the next year.

     All revenue is recognized when shipped. We do currently offer extended terms on the sales of our products. However, we intend to create a separate division that can process the financing in the future.

     There are no particular external business conditions that have affected our business in the past. Sales of healthcare related products have increased in past years and are expected to continue to increase for the foreseeable future. We plan to raise additional capital as quickly as possible and begin acquiring other companies that can enhance our sales and take advantage of the increasing demand in the market. We are currently discussing merger plans with several medical equipment sales companies that are also profitable. We expect that sales will show a significant increase beginning in 2003. There are no seasonal or other aspects in our financial performance.

     Revenues have been derived primarily from the Mexican market in the past. However, it is anticipated that revenues will be more evenly distributed between domestic and overseas sales as we acquire additional companies that actively market within the United States.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDING SEPTEMBER 30, 2002, SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

     REVENUE. Total revenue for the fiscal years ending September 30, 2002, September 30, 2001 and September 30, 2000 were $1,293,124, $973,505, and
$789,809, respectively. The twelve month period ending September 30, 2002 saw sales of medical equipment of $1,267,070 and securities trading revenue of $26,054, the twelve month period ending September 30, 2001 saw sales of medical equipment of $938,312 and securities trading revenue of $35,193, and the twelve month period ending September 30, 2000 saw sales of medical equipment of $745,809 and securities trading revenue of $43,562. The change in revenue is attributable to increase sales of our medical equipment in Mexico.

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the fiscal year ending September 30, 2002, September 30, 2001 and September 30, 2000 were $756,425, $579,471 and $328,811, respectively. Cost of goods sold for the fiscal years ending September 30, 2002, September 30, 2001 and September 30, 2000 were approximately 58% of total revenue, approximately 59% of total revenue and approximately 42% of total revenue. The increase in cost of goods sold of $756,425 or approximately 58% of total revenue of fiscal year ending September 30, 2002 is primarily attributable to increased sales volume.

     Gross profit for the fiscal year ended September 30, 2002 was $536,699 or approximately 42% of total revenue, ,gross profit for the fiscal year ended September 30, 2001 was $394,034 or approximately 40% of total revenue and gross profit for the fiscal year ended September 30, 2000 was 480,560 or approximately 58% of total revenue. The 42% in gross profit in fiscal year 2002 as compared to fiscal year 2001 is primarily attributable to the benefit of greater sales volume with the same employee base used during the twelve month period ending September 30, 2002.

     SALES AND MARKETING EXPENSES. Sales and marketing expenses for the fiscal years September 30, 2002, September 30, 2001 and September 30, 2000 were $32,436, $55,132 and $51,135, respectively. The approximate 41% decrease in sales and marketing expense over fiscal year 2001 is representative of the enhanced client base in Mexico.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the fiscal years ending September 30, 2002, September 30, 2001 and September 30, 2000 were $203,176, $110,654 and $109,009, respectively. The increase of
$92,522 or approximately 84% in fiscal year 2002 is primarily attributable to an increase in accounting control costs, auditing, and legal fees associated with new regulations, and in getting the Company's stock trading again.

     DEPRECIATION AND AMORTIZATION EXPENSES. Depreciation and amortization expenses for the fiscal year ended September 30, 2002, September 30, 2001 and September 30, 000 were $14,345, $7,201 and $2,256, respectively. We anticipate that depreciation expense will continue to increase as we expand our operations by purchasing additional property, plant and equipment in subsequent years.

     INTEREST EXPENSE. Interest expense for the fiscal years ended September 30, 2002, September 30, 2001 and September 30, 2000 was $-0-, $-0- and $-0-,
respectively. We have internally financed all growth through operating funds and have elected to avoid all forms of debt financing that can pose a potential threat to us.

     NET INCOME BEFORE INCOME TAXES. Net income before income taxes for the fiscal year ended September 30, 2002, September 30, 2001 and September 30, 2002, were $169,300, $126,623 and $166,066, respectively. The increase of $42,677 or 33% in fiscal 2002 as compared to fiscal 2001 is primarily the result of the increase in sales volume during the fiscal year.

     PROVISION FOR INCOME TAXES. As of September 30, 2002, we had a net operating loss carry forward balance of approximately $2,537,887 from losses incurred prior to 1999.

     LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At September 30, 2002, we had a negative working capital of $43,380. At September 30, 2001, we had a positive working capital of $174,074, and at September 30, 2000, we had a positive working capital of $27,055. Current assets increased to $791,411 at the twelve months ended September 30, 2002 from $480,076 at the twelve months ended September 30, 2001. Current assets were $56,612 at September 30, 2000. The changes were due primarily to changes in cash, inventory and trade receivables.

     Our operating activities used net cash during the year ended September 30, 2002 of $46,787, as compared to net cash inflow during the fiscal years ended September 30, 2000 of $3,055 and September 30, 2001 of $106,816. The major element contributing to net operating cash flow was cash paid for general and administrative, increased account receivables, and inventory purchases.

     At the end of the fiscal year ended September 30, 2002, we had current notes payable outstanding of $85,000. This note resulted from a no-interest short term loan from CEO, Mr. David L. Hadley. Mr. Hadley has agreed to accept repayment from current receivables or may accept repayment in the form of restricted shares of common stock at the share price established after one month of trading activity once the stock resumes trading. This is the only note payable other than the note to purchase Tempe Medical Equipment from 1999. The current notes payable during this period of time bore interest at rates of 0% per annum. As of September 30, 2002, we had a total long term debt of $379,600.

     The long term debt still on the balance sheet as of September 30, 2002 was for the purchase of Tempe Medical Equipment in 1999 and the loan from officer in the current year.

     We intend to raise additional capital through the sale of shares in the company for the purpose of expansion and to have additional operating capital to so support growth. We do not intend to have any form of bank loans to finance growth, only equity financing has been agreed to by the board of directors.

     UNLESS WE RAISE ADDITIONAL CAPITAL TO EXPAND OUR BUSINESS, WE MAY NOT BE ABLE TO MEET OUR GROWTH EXPECTATIONS FOR THE COMING YEAR.

CAPITAL STOCK

     We have total authorized capital of 105,000,000 shares consisting of 100,000,000 shares of common stock, $.04 par value per share and 5,000,000 shares of preferred stock, $.05 par value per share. There are currently 7,353,356 shares of common stock issued and outstanding, and -0- shares of preferred shares issued.

Options

     There are currently no option agreements in place or granted, except for the potential conversion of Natural Technologies debt.

Warrants

     We have no outstanding warrants to purchase shares of common stock.

     We currently are seeking additional sources of financing, which may include one or more private placements of equity securities. We can provide no assurance that any additional financing will be available on terms that are acceptable to us, if at all. Our inability to obtain such financing could result in our inability to continue as a going concern. If such financing is not available in sufficient amounts or on satisfactory terms, we also may be unable to expand our business or to develop new customers at the rate desired, and the lack of capital could have a material adverse effect on our business.

ITEM 7. FINANCIAL STATEMENTS

                      CENTURY PACIFIC FINANCIAL CORPORATION


                              FINANCIAL STATEMENTS

                               September 30, 2002
                               September 30, 2001

                                TABLE OF CONTENTS


                                                                            PAGE

COVER SHEET .................................................................F-1

TABLE OF CONTENTS ...........................................................F-2

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ............................F-3

BALANCE SHEETS, ASSETS ......................................................F-4

BALANCE SHEETS, LIABILITIES AND STOCKHOLDERS' EQUITY ........................F-5

STATEMENTS OF OPERATIONS ....................................................F-6

STATEMENTS OF STOCKHOLDERS' EQUITY ..........................................F-7

STATEMENTS OF CASH FLOWS ....................................................F-8

NOTES TO FINANCIAL STATEMENTS ............................................F-9-15

                            SHELLEY INTERNATIONAL CPA
                               161 E. 1ST. ST. #1
                                 MESA, AZ 85201
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors/Audit Committee
Century Pacific Financial Corporation

     I have audited the accompanying consolidated balance sheets of Century Pacific Financial Corporation as of September 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Pacific Financial Corporation as of September 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ SHELLEY INTL CPA

January 5, 2003

                     CENTURY PACIFIC FINANCIAL CORPORATION
                           Consolidated Balance Sheet
                       as of September 30, 2002 and 2001

                                     ASSETS

                                            September 30,      September 30,
                                                2002                2001
                                              ---------          ---------
CURRENT ASSETS
  Cash                                            3,084             49,871
  Receivables, net                              462,295            134,800
  Inventory                                     257,205            205,405
  Current Tax Benefit                            64,000             64,000
  Prepaid Expenses                                4,827             26,000
                                              ---------          ---------
  Total Current Assets                          791,411            480,076
                                              ---------          ---------
EQUIPMENT, net                                   57,783             50,148
                                              ---------          ---------
OTHER ASSETS
  Note Receivable                                                  138,973
  Investments                                   500,000
  Long Term Tax Benefit                         715,761            769,937
  Deposits                                        7,800              2,800
                                              ---------          ---------
  Total Other Assets                          1,223,561            911,710
                                              ---------          ---------
TOTAL ASSETS                                  2,072,755          1,441,934
                                              =========          =========

        The accompanying notes are an integral part of these statements

                     CENTURY PACIFIC FINANCIAL CORPORATION
                           Consolidated Balance Sheet
                       as of September 30, 2002 and 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   September 30,   September 30,
                                                       2002            2001
                                                    ----------      ----------
CURRENT LIABILITIES
  Accounts Payable                                     153,583          17,485
  Business Purchase                                    294,600
  Note Payable                                          85,000
  Income Taxes Payable                                  12,314
                                                    ----------      ----------
  Total Current Liabilities                            545,497          17,485
                                                    ----------      ----------
STOCKHOLDERS' EQUITY

  Preferred Stock, authorized
  5,000,000 shares, par $0.05,
  no shares outstanding

  Common Stock, authorized 100,000,000 shares
  of stock, issued and outstanding 7,353,356 and
  7,353,356 shares issued and outstanding at
  September 30, 2002 and 2001 respectfully
  par value $0.04 per share                            294,134         294,134

  Additional Paid in Capital                         3,771,011       3,771,011

  Retained Earnings (Loss)                          (2,537,887)     (2,640,696)
                                                    ----------      ----------
  Total Stockholders' Equity                         1,527,258       1,424,449
                                                    ----------      ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 2,072,755       1,441,934
                                                    ==========      ==========

        The accompanying notes are an integral part of these statements

                     CENTURY PACIFIC FINANCIAL CORPORATION
                      Consolidated Statement of Operations
             for the years ended September 30, 2002, 2001 and 2000

                                             9/30/2002    9/30/2001    9/30/2000
                                            ----------   ----------   ----------
Revenue
  Equipment Sales                            1,267,070      938,312      745,809
  Service Revenue                               26,054       35,193       43,562
                                            ----------   ----------   ----------
  Total Revenue                              1,293,124      973,505      789,371
                                            ----------   ----------   ----------
Cost of Goods Sold                             756,425      579,471      328,811
                                            ----------   ----------   ----------
  Gross Profit                                 536,699      394,034      460,560
                                            ----------   ----------   ----------
Expenses
  Rent                                          43,501       48,825       57,407
  Salaries and Compensation                     73,941       45,599       74,687
  Travel                                        32,436       55,132       51,135
  Depreciation                                  14,345        7,201        2,256
  Other General and Administrative             203,176      110,654      109,009
                                            ----------   ----------   ----------
  Total Expenses                               367,399      267,411      294,494
                                            ----------   ----------   ----------
Income Before Income Taxes                     169,300      126,623      166,066
                                            ----------   ----------   ----------
Provision for Income Taxes                      66,491       50,442        8,167
                                            ----------   ----------   ----------
Net Income (Loss)                              102,809       76,181      157,899
                                            ==========   ==========   ==========
Basic Earnings per Share                          0.01         0.01         0.02
                                            ----------   ----------   ----------
Weighted Average Number of Shares            7,353,356    7,353,356    7,353,356
                                            ----------   ----------   ----------
Diluted Earnings per Share                        0.01         0.01         0.02
                                            ----------   ----------   ----------
Diluted Weighted Average Number of Shares   10,299,356    7,353,356    7,353,356
                                            ----------   ----------   ----------

a = less that $0.01

           The accompanying notes are an integral part of these notes

                     CENTURY PACIFIC FINANCIAL CORPORATION
                 Consolidated Statement of Stockholders' Equity from September 30, 1999 to September 30, 2002

                                   Preferred Stock             Common Stock
                              ------------------------    ------------------------     Paid in       Retained       Total
                                Shares        Amount        Shares        Amount       Capital       Earnings       Equity
                              ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance, September 30, 1999                                7,353,356       294,134     3,771,011    (2,874,776)    1,190,369
Retained Earnings (Loss)                                                                               157,899       157,899
                              ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance, September 30, 2000                                7,353,356       294,134     3,771,011    (2,716,877)    1,348,268
Retained Earnings (Loss)                                                                                76,181        76,181
                              ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance, September 30, 2001                                7,353,356       294,134     3,771,011    (2,640,696)    1,424,449
Retained Earnings (Loss)                                                                               102,809       102,809
                              ----------    ----------    ----------    ----------    ----------    ----------    ----------
Balance, September 30, 2002                                7,353,356       294,134     3,771,011    (2,537,887)    1,527,258
                              ==========    ==========    ==========    ==========    ==========    ==========    ==========

In June 2002 the Board of Directors approved a 7 to 1 reverse stock split. This reverse split has been retroactively applied to the schedule above.

        The accompanying notes are an integral part of these statements

                     CENTURY PACIFIC FINANCIAL CORPORATION
                      Consolidated Statement of Cash Flows
             for the years ended September 30, 2002, 2001 and 2000

                                    9/30/2002      9/30/2001      9/30/2000
                                    ---------      ---------      ---------
Cash from Operations

Net Income (Loss)                     102,809         76,181        157,899

  Changes in Receivables             (327,495)        74,260        (79,744)
  Change in Payables                  148,412         (2,765)       (18,019)
  Depeciation                          14,345          7,201          2,256
  Inventory                           (51,800)         6,237        (40,005)
  Prepaid                              21,173        (26,000)
  Deposit                              (5,000)        (2,800)
  Net Change in Tax Benefit            54,176         41,760          4,668
                                    ---------      ---------      ---------
  Cash from Operations                (43,380)       174,074         27,055
                                    ---------      ---------      ---------
Cash Used for Investing
  Purchase of Business                 66,427
  Purchase of Equipment                21,980         49,453
                                    ---------      ---------      ---------
  Cash for Investing                   88,407         49,453
                                    ---------      ---------      ---------
Cash from Financing

  Note Payable                         85,000        (17,805)       (24,000)
                                    ---------      ---------      ---------
  Cash from Financing                  85,000        (17,805)       (24,000)

Net Change in Cash                    (46,787)       106,816          3,055

Beginning Cash Balance                109,871          3,055              0
                                    ---------      ---------      ---------
Ending Cash Balance                    63,084        109,871          3,055
                                    =========      =========      =========

Significant non cash transactions

In June 2002 the Company had a 7 to 1 reverse stock split, this split has been retroactively applied on the financial statements

In September 2002 the Company finalized a purchase which was approved during its bankrupcy plan. see Note 1 for more details

Additional Disclosures

Year 2002
  Interest paid $0, Taxes paid $9,682

Year 2001
  Interest paid $0, Taxes paid $8,529

Year 2000
  Interest paid $0, Taxes paid $3,529

                      CENTURY PACIFIC FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Note 1. GENERAL BUSINESS AND ACCOUNTING POLICIES

Organization and Business

Century Pacific Financial Corporation (the Company) was organized as a Delaware corporation on December 29, 1982. Originally it was known as Century Pacific Corporation. The Company was originally organized to provide financial services. The Company currently has two wholly owned subsidiaries, Century Pacific
Fidelity Corporation and Global Medical Technologies, Inc. Century Pacific Fidelity Corporation is totally inactive at this time and is without assets or debts. Global Medical Technologies, Inc. was formed on April 4, 1999 to buy and sell refurbished medical equipment. See Note 2 for more information on this active subsidiary.

Basis

The financial statements are prepared following accounting principles generally accepted in the United States of America.

Revenue Recognition

For the medical equipment sales the revenue is recognized upon shipment, FOB destination for equipment delivered by the Company and FOB shipping point for shipments made through common carrier. For the financial services, revenue is recognized when the service is rendered.

Accounts Receivable

The detail of Accounts Receivable is listed below.

                                                   2002         2001
                                                 --------     --------
     Gross Accounts Receivable                    471,730      134,800
     Allowance for Doubtful Accounts               (9,435)           0
                                                 --------     --------

     Net Amount                                   462,295      134,800
                                                 --------     --------

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Most medical equipment is bought and sold with little or no refurbishing. When refurbishing is done that actual costs is included in the cost of the inventory. Inventory at September 30 consists of the following:

                                                   2002         2001
                                                 --------     --------

                                                 $257,205     $205,405
                                                 --------     --------

Equipment and Vehicles

Equipment and vehicles are depreciated using the straight-line method over the estimated useful lives, which is five years.

Fixed assets at September 30 consist of the following:

                                                   2002         2001
                                                 --------     --------

     Office Equipment                              27,780       27,280
     Vehicles, Forklift                            54,713       32,734
     Less: Accumulated depreciation               (24,930)     (10,585)
                                                 --------     --------
                                                 $ 54,713     $ 50,149
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

As of September 30, 2002 the Company had finalized a purchase made and approved while emerging from bankruptcy. This purchase as of the end of the current year allowed for the conversion of debt to $294,600 to common stock at $0.10 per share. This conversion rate was set by and approved by the bankruptcy court. If the current debt of $294,600 were converted to common stock at the rate of $0.10 per share and these new shares of 2,946,000 were to be added to the existing share balance of 7,353,356, the total would be 10,913,626. The new shares would represent 33% of the higher total. Management expects this conversion to be consummated within the next twelve months.

     Share balance prior to conversion of debt              7,353,356
     Conversion of shares described above                   2,946,000
                                                          -----------

     Fully Diluted share total                             10,299,356
                                                          -----------

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded when the stock is sold at the sales price. The compensatory stock may be recorded in one of two different methods. Compensation is calculated and recorded either at the securities' fair value or intrinsic value. The Company has selected to utilize the fair value method for valuing and recording options.

Concentration of Credit Risk

Periodically during the year, the Company may maintain its cash in financial institutions in excess of amounts insured by the US federal government.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0 for the year ended September 30, 2002, $1,963 for year ended September 30, 2001 and $2,142 for the year ended September 30, 2000.

Note 2. STOCKHOLDERS' EQUITY

The Company did not issue stock options or warrants during the previous three years. The Company has no options or warrants outstanding as of the end of September 30, 2002.

In June 2002 the Company had a 7 to 1 reverse stock split. This reverse stock split has been retroactively applied to all years shown on the financial statements.

Note 3. INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the current tax rates in effect when these differences are expected to reverse.

The components of deferred taxes assets at September 30 are as follows:

                                       2002        2001       2000
                                     --------    --------   --------

Accounts Receivable Reserve            (3,019)
Tax effect of net operating losses    776,801     827,958    869,718
General business credits                5,979       5,979      5,979
                                     --------    --------   --------

Net Deferred Tax Asset                779,761     833,937    875,697
                                     --------    --------   --------

The estimated federal Net Operating Loss carryforwards for the Company and the corresponding expiration dates are listed below as of September 30, 2002.

                                               Amount        Last year
                                             ----------      ---------
     Amount available from year 1991            493,179        2006
     Amount available from year 1992          1,205,511        2007
     Amount available from year 1993            626,560        2008
     Amount available from year 1994             80,024        2009
     Amount available from year 1995             20,249        2010
     Amount available from year 1996              1,593        2011
     Amount available from year 1998                387        2018
                                             ----------

     Total NOL as of 9/30/2002                2,427,503
                                             ----------

The provision for income taxes was calculated as follows.

                                                   9/30/02   9/30/01   9/30/00
                                                   -------   -------   -------
     Net change in the deferred tax benefit         54,176    41,760     4,668
     Current taxes payable (state income taxes)     12,315     9,682     3,498
                                                   -------   -------   -------

     Provision for Income Taxes                     66,491    50,442     8,166
                                                   -------   -------   -------

Note 4. CONTINGENCIES AND COMMITMENTS

The Company's medical equipment offices and warehouse have a future lease expense illustrated below.

                             Year 1     Year 2     Year 3     Year 4     Year 5
                             ------     ------     ------     ------     ------
Real Estate Leases           52,188     30,000     30,000          0          0

Note 5. RELATED PARTIES TRANSACTIONS

The Company utilizes as its primary contractor for equipment repair a company, Natural Technologies, Inc. that is principally owned by a major shareholder of the Company. Natural Technologies also has the ability to purchase an additional 2,946,000 shares at $0.10 per shares.

The Company shares office space with Natural Technologies, Inc.

Note 6. RELIANCE ON PRESIDENT

The president of the Company is the person who has the experience to buy and sell used medical equipment at a profit. If he were to no longer be able or willing to function in that capacity the Company would be severely affected.

Note 7. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 142-147 and their effect on the Company.

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

SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets

This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, the accounting and reporting provisions of APB 30 and amends ARB 51. The effective date of this Statement is December 15, 2001.

SFAS 145 Extra-ordinary item classification, Sale-lease-back classification

This statement rescinds SFAS 4, 44 and 64 and reinstates APB 30 as the standard for the classification of gains and losses of the extinguishment of debt as an operating lease be accounted for under the sale-lease-back provisions of SFAS
98. The effective date of this statement is May 15, 2002.

SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities

This statement requires companies to recognize costs associated with exit or disposal activities, other than SFAS 143 costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of these costs are lease termination costs, employee severance costs associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is effective after December 15, 2002.

SFAS 147 Acquisitions of Certain Financial Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9

This statement makes the acquisition of financial institutions come under the statements 141 and 142 instead of statement 72, 144 and FASB Interpretation No.
9. This statement is applicable for acquisition on or after October 1, 2002.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

Note 8. PURCHASE CONTRACT

The Company has contracted to purchase the medical equipment sales business from Natural Technologies, Inc. as part of its plan to end bankruptcy proceedings. The purchase price was $500,000. This price was set by the bankruptcy court and agreed upon by all parties. The $500,000 could be paid with cash, common stock or a combination thereof. The common stock was valued at $0.10 per share if the debt was to be paid by common stock. Throughout the previous two years, the Company has been making payments toward this purchase. During the last quarter of the current year ended September 30, 2002, as reported earlier, this transaction was finalized.

     Total Purchase Price                          500,000
     Amount Paid Previously                        205,400
                                                  --------
     Remainder Amount Owed                         294,600
                                                  --------

If the current debt of $294,600 were converted to common stock at the rate of $0.10 per share and these new shares of 2,946,000 were to be added to the existing share balance of 7,353,356, the total would be 10,299,356. The new shares would represent 29% of the higher total. Management expects this conversion to be consummated within the next twelve months.

Note 9. CONCENTRATION OF BUSINESS

Of the total sales for the year ended one customer represented 55% of the total sales revenue. That was $696,640 sales of the total of $1,267,070.

Note 10. SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue based upon internal accounting methods. Currently management divides revenue into two categories, sales of equipment and financial services. These two categories are shown on the face of the statement of operations.

ITEM 8. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements of the type required to be recorded under this item between the Company and its independent accountants during the fiscal year.

     On September 30, 2001 an engagement letter was executed with Shelley Intl CPA to conduct audits covering fiscal years 1999, 2000 and 2001. Management renewed this agreement to cover subsequent years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information regarding our directors, executive officers, and certain key employees:

NAME                         AGE          POSITION
----                         ---          --------
David L. Hadley(1)            50          President, Chief Executive Officer and
                                            Chairman of the Board
Pamela Mairel                 47          Vice President of Operations
Tommy Ly                      36          Vice President and Member of the Board
Syed M. Huq                   56          Secretary and Member of the Board

David L. Hadley has served as President and CEO of Century since 1999. Mr. Hadley is married with four children. He is Global Medical Technologies, Inc.'s founder, President and CEO. He graduated with honors from Devry Institute of Technology, receiving a BSEET, and was further educated at Arizona State University where he studied microcomputer systems design for two years. He has completed studies in Innovative Design Strategies for Healthcare at Harvard Graduate School of Design, and is a patent holder for the design of equipment used to control oxygen concentrations in the blood. Mr. Hadley has established a considerable client base throughout Mexico where he has assisted in the design and setup of private hospitals there.

Pamela Mairel is the Corporate Operations Officer responsible for overseeing operations and setting up internal controls for purchases and the in-house accounting software. She has a Bachelors of Science Degree from the University of Phoenix and is a graduate of the Dale Carnegie Institute. She has more than twenty years experience in both software accounting packages and office management.

Tommy Ly is the Vice President of Century and Global, and is also president and founder of Ultra Solutions, a company that specializes in the sale and service of diagnostic ultrasound equipment. Mr. Ly received his Bachelor of Science Degree from Cal-Poly University in 1991. He also graduated from Cal-Poly University in 1999 with a Masters in Business Administration. He has 14 years experience in the sales and service of diagnostic ultrasounds, has worked for such companies as ACUSON and Acoustic Imaging, and speaks three languages.

Syed M. Huq is the Secretary, Corporate Financial Officer, and is a member of the Board. He graduated with honors from Long Island University in New York with an MBA in 1977. He worked as the Director of International Credit and Treasury Services for Honeywell International, Inc. where he was responsible for 170 people and a monthly receivable portfolio of $1.5 billion. He is the recipient of several corporate special recognition awards during his 27 years with Honeywell, and has taught International Business Management at Western International University. He is married with two children and is also multi-lingual.

ITEM 10. EXECUTIVE COMPENSATION

OFFICERS SALARIES              YEAR             SALARY        OTHER COMPENSATION
-----------------              ----             ------        ------------------
David L. Hadley(1)             2002              -0-              $20,500.00

----------
(1) David L. Hadley has served as our Chairman of the Board, Chief Executive Officer and President. David L. Hadley has no stock options to purchase shares of common stock. Mr. Hadley's compensation for the year 2002 has been accrued at $20.500.00 on our books.

     We do not at this time offer  medical  insurance  or other  benefits to our
employees,   including  executive  officers  and  directors  who  also  are  our employees.

DIRECTORS' COMPENSATION

     We currently do not compensate our employee directors for their services. We may reimburse our directors for certain expenses in connection with attendance at board and committee meetings.

EMPLOYMENT AGREEMENTS

     We entered into a consulting agreement with our President David L. Hadley on September 30, 2002. Mr. Hadley undertook to create and manage sales and marketing plans to create sales of products and training and to implement those services for us. Mr. Hadley has also performed the tasks necessary to get Century's stock trading again. Mr. Hadley's annual salary is $60,000.00, and he shall receive cash bonuses of not less than $20,000, payable quarterly, to be negotiated each year based upon successful completion of goals as established by the board of directors and Mr. Hadley.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of September 30, 2002 by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group and (iii) each other person known by us to be the beneficial owner of more than five percent of our common stock:

                                                       SHARES BENEFICIALLY OWNED
                                                       -------------------------
                                                           (1)            (2)
NAME AND ADDRESS OF BENEFICIAL OWNER                      NUMBER        PERCENT
------------------------------------                      ------        -------
DIRECTORS AND EXECUTIVE OFFICERS
David L. Hadley                                         2,832,215        38.52%

All directors and officers as a group (4 persons)       2,832,215        38.52%

NON-MANAGEMENT 5% STOCKHOLDER

Calton V. Phillips                                        455,275         6.19%

----------
(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table have sole voting and investing power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, each of such persons may be reached through us at 1505 E. Weber Dr., Suite 120, Tempe, AZ. 85281

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We lease our office space and have approximately one year left on our existing lease.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          99.1      Certification by Chief Executive Officer and Director
          99.2      Certification by Chief Financial Officer and Director
          99.3      Certification by an Officer

ITEM 14. CONTROLS AND PROCEDURES

     We have implemented a systems of controls for assembling, recording and reporting financial and accounting information and to record, process, summarize and report financial data to our officers, directors, shareholders and auditors from our inception. These controls and procedures are designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. We believe that these controls and procedures will be effective and are designed to detect fraud or concealment of material information, including information that may be only significant, whether or not material, that involves management or other employees who have a significant role in our internal controls and procedures. Based on a review of our internal controls, we have implemented or are currently implementing additional controls to adequately maintain control over our assets and financial reporting. These new procedures and controls are the following: new accounting software, new internal audit function on a monthly basis, new inventory tacking procedures and a voucher system for expenditure approval.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTURY PACIFIC FINANCIAL CORPORATION

                                        Signature and Title              Date

                                        /s/ David L. Hadley            1/12/2003
                                        David L. Hadley
                                        President, Director an
                                        Co-Chief Executive Office