Form 10-Q
period 2002-12-31
CENTURY PACIFIC FINANCIAL CORP
filed 2003-02-19
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2002

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

(1) Yes [X] No [ ] (2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 31, 2002, there were 7,353,356 shares of the registrant's Common Stock outstanding.

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

                      Century Pacific Financial Corporation
                           Consolidated Balance Sheet
                                   (unaudited)
                 as of December 31, 2002 and September 30, 2002

                                     ASSETS

                                                     December 31    September 30
                                                         2002           2002
                                                      ----------     ----------
CURRENT ASSETS
     Cash                                                  6,425          3,084
     Receivables, net                                    500,784        462,295
     Inventory                                           233,430        257,205
     Current Tax Benefit                                  64,000         64,000
     Prepaid Expenses                                      9,827          4,827
                                                      ----------     ----------

     Total Current Assets                                814,466        791,411
                                                      ----------     ----------

EQUIPMENT, net                                            61,817         57,783
                                                      ----------     ----------

OTHER ASSETS
     Investments                                         509,200        500,000
     Long Term Tax Benefit                               711,186        715,761
     Deposits                                              7,800          7,800
                                                      ----------     ----------

     Total Other Assets                                1,228,186      1,223,561
                                                      ----------     ----------

TOTAL ASSETS                                           2,104,469      2,072,755
                                                      ----------     ----------

The accompanying notes are an integral part of these statements.

                      Century Pacific Financial Corporation
                           Consolidated Balance Sheet
                                   (unaudited)
                        as of December 31, 2002 and 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       12/31/02       12/31/01
                                                      ----------     ----------
CURRENT LIABILITIES

Accounts Payables                                        128,220        153,583
Business Purchase                                        294,600        294,600
Notes Payable                                            109,000         85,000
Income Tax payable                                        19,017         12,314
                                                      ----------     ----------

     Total Current Liabilities                           527,143        545,497
                                                      ----------     ----------

STOCKHOLDERS' EQUITY

Preferred Stock, authorized
5,000,000 shares, par $0.05,
no shares outstanding

Common Stock, authorized 100,000,000 shares of
stock, issued and outstanding
7,353,356 and 7,353,356 shares issued
and outstanding par value $0.04 per share                294,134        294,134

Additional Paid in Capital                             3,771,011      3,771,011

Retained Earnings (Loss)                              (2,511,513)    (2,537,887)
                                                      ----------     ----------

     Total Stockholders' Equity                        1,553,632      1,527,258
                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             2,104,469      2,072,755
                                                      ----------     ----------

The accompanying notes are an integral part of these statements

                      Century Pacific Financial Corporation
                      Consolidated Statement of Operations
                                   (unaudited)
              For the three months ended December 31, 2002 and 2002

                                                     3 mths ended   3 mths ended
                                                       12/31/02       12/31/01
                                                      ----------     ----------
Revenue
     Equipment Sales                                     295,374         99,929
     Service Revenue                                           0          8,657
                                                      ----------     ----------

     Total Revenue                                       295,374        108,586
                                                      ----------     ----------

Cost of Goods Sold                                       126,266         84,794

Expenses
     Rent                                                 18,089         12,280
     Compensation                                          8,473         28,595
     Travel                                               11,779         15,326
     Depreciation                                          4,273          1,800
     General and Administrative                           93,417         27,967
                                                      ----------     ----------

     Total Expenses                                      136,031         85,968
                                                      ----------     ----------

Income before Income Taxes                                33,077        (62,176)
                                                      ----------     ----------

Provision for Income Taxes                                 6,703              0
                                                      ----------     ----------

Net Income (Loss)                                         26,374        (62,176)
                                                      ----------     ----------

Basic Earnings per Share                                       a          (0.01)
                                                      ----------     ----------

Weighted Average Number of Shares                      7,353,356      7,353,356
                                                      ----------     ----------

Diluted Earnings per Share                                     a          (0.01)
                                                      ----------     ----------

Weighted Average Number of Shares                     10,299,356     10,299,356
                                                      ----------     ----------

a = less than $.01.

The accompanying notes are an integral part of these notes.

                      Century Pacific Financial Corporation
                       Consolidated Statement of Cash Flow
                                   (unaudited)
                           for the three months ended
                           December 31, 2002 and 2001

                                                       3 Months       3 Months
                                                        Ended          Ended
                                                       12/31/02       12/31/01
                                                      ----------     ----------
Cash from Operations

Net Income(Loss)                                          26,374        (62,176)
Changes in Receivables                                   (38,489)        (1,799)
Changes in Payables                                      (18,660)          (517)
Depreciation                                               4,273          1,800
Inventory                                                 23,775         (6,941)
Prepaid Expense                                           (5,000)          (800)
Net Change in Tax Benefit                                  4,575              0
                                                      ----------     ----------
     Cash from Operations                                 (3,152)       (70,433)
                                                      ----------     ----------

Cash Used for Investing

Purchase of Investments                                    9,200              0
Purchase of Equipment                                      8,300              0
                                                      ----------     ----------
     Cash for Investing                                   17,507              0
                                                      ----------     ----------

Cash from Financing

Note Payable                                              24,000              0
                                                      ----------     ----------
     Cash from Financing                                  24,000              0
                                                      ----------     ----------

Net Change in Cash                                         3,341        (70,433)

Beginning Cash Balance                                     3,084         49,871
                                                      ----------     ----------

Ending Cash Balance                                        6,425        (20,562)
                                                      ----------     ----------

Significant non cash transactions
None
Additional Disclosures
Year 2002
Interest paid $0, Taxes paid $5,000
Year 2001
Interest paid $0, Taxes paid $8,529

The accompanying notes are an integral part of these statements.

                      Century Pacific Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                    (audited)
                  from September 30, 1999 to December 31, 2002

                              Common       Stock       Paid In      Retained      Total
                              Shares       Amount      Capital      Earnings     Equity
                            ----------   ----------   ----------   ----------   ----------
Balance 9/30/99              7,353,356      294,134    3,771,011   (2,874,776)   1,190,369
Retained Earnings (Loss)                                              157,899      157,899
                            ----------   ----------   ----------   ----------   ----------

Balance 9/30/00              7,353,356      294,134    3,771,011   (2,716,877)   1,348,268
Retained Earnings (Loss)                                               76,181       76,181
                            ----------   ----------   ----------   ----------   ----------

Balance 9/30/01              7,353,356      294,134    3,771,011   (2,640,696)   1,424,449
Retained Earnings (Loss)                                              102,809      102,809
                            ----------   ----------   ----------   ----------   ----------

Balance 9/30/02              7,353,356      294,134    3,771,011   (2,537,887)   1,527,258
Retained Earnings (Loss)                                               26,374       26,374
                            ----------   ----------   ----------   ----------   ----------

Balance 12/31/02             7,353,356      294,134    3,771,011   (2,511,513)   1,553,632
                            ----------   ----------   ----------   ----------   ----------

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

Accounts Receivable

The detail of Accounts Receivable is listed below.

                                                   12/31/02      9/30/02
                                                  ----------    ----------
     Gross Accounts Receivable                       511,004       471,730
     Allowance for Doubtful Accounts                 (10,220)       (9,435)
                                                  ----------    ----------

     Net Amount                                      500,784       462,295
                                                  ----------    ----------

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Most medical equipment is bought and sold with little or no refurbishing. When refurbishing is done that actual costs is included in the cost of the inventory. Inventory at December 31, 2002 and September 30, 2002 consists of the following:
                                                   12/31/02      9/30/02
                                                  ----------    ----------
                                                  $  232,430    $  257,205

Equipment and Vehicles

Equipment and vehicles are depreciated using the straight-line method over the estimated useful lives, which is five years.

Fixed assets at December 31, 2002 and September 30, 2002 consist of the following:

                                                   12/31/02      9/30/02
                                                  ----------    ----------
     Furniture and Fixtures                            8,307
     Office Equipment                                 27,780        27,280
     Vehicles, Forklift                               54,713        54,713
     Less: Accumulated depreciation                  (29,203)      (24,930)
                                                  ----------    ----------
                                                  $   61,817    $   54,713
                                                  ==========    ==========

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

As of September 30, 2002 the Company had finalized a purchase made and approved while emerging from bankruptcy. This purchase as of the end of the current year allowed for the conversion of debt of $294,600 to common stock at $0.10 per share. This conversion rate was set by and approved by the bankruptcy court. If the current debt of $294,600 were converted to common stock at the rate of $0.10 per share and these new shares of 2,946,000 were to be added to the existing share balance of 7,353,356, the total would be 10,913,626. The new shares would represent 33% of the higher total. Management expects this conversion to be consummated within the next twelve months.

     Share balance prior to conversion of debt     7,353,356
     Conversion of shares described above          2,946,000
                                                  ----------

     Fully Diluted share total                    10,299,356
                                                  ----------

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and as amended by SFAS No.
148. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, employees/directors and non-employees. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock may be recorded in one of two different methods, either the fair value or intrinsic value. The Company has selected to utilize the fair value method for valuing and recording options.

Concentration of Credit Risk

Periodically during the year, the Company may maintain its cash in financial institutions in excess of amounts insured by the US federal government.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $336 for the quarter ended December 31, 2002 and $0 for the quarter ended December 31, 2001.

NOTE 2. STOCKHOLDERS' EQUITY

The Company did not issue stock options or warrants during the previous three years. The Company has no options or warrants outstanding as of the end of September 30, 2002 except for the convertible debt mentioned in connection with the company purchase.

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

The components of deferred taxes assets at year-ends September 30 are as follows:

                                            2002        2001        2000
                                          ---------   ---------   ---------
     Accounts Receivable Reserve             (3,019)
     Tax effect of net operating losses     776,801     827,958     869,718
     General business credits                 5,979       5,979       5,979
                                          ---------   ---------   ---------

     Net Deferred Tax Asset                 779,761     833,937     875,697
                                          ---------   ---------   ---------

The estimated federal Net Operating Loss carry-forwards for the Company and the corresponding expiration dates are listed below as of September 30, 2002.

                                            Amount    Last year
                                          ---------   ---------
     Amount available from year 1991        493,179      2006
     Amount available from year 1992      1,205,511      2007
     Amount available from year 1993        626,560      2008
     Amount available from year 1994         80,024      2009
     Amount available from year 1995         20,249      2010
     Amount available from year 1996          1,593      2011
     Amount available from year 1998            387      2018
                                          ---------

          Total NOL as of 9/30/2002       2,427,503
                                          ---------

The provision for income taxes was calculated as follows.

                                           9/30/02     9/30/01     9/30/00
                                          ---------   ---------   ---------
     Net change in the
          deferred tax benefit               54,176      41,760       4,668
     Current taxes payable
          (state income taxes)               12,315       9,682       3,498
                                          ---------   ---------   ---------

     Provision for Income Taxes              66,491      50,442       8,166
                                          ---------   ---------   ---------

NOTE 4. CONTINGENCIES AND COMMITMENTS

The Company's medical equipment offices and warehouse have a future lease expense illustrated below.

                                     Year 1   Year 2   Year 3   Year 4   Year 5
                                     ------   ------   ------   ------   ------
Real Estate Leases                   52,188   30,000   30,000        0        0

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

SFAS  148  This  Statement  amends  FASB  Statement  No.  123,   ACCOUNTING  FOR
STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

         Total Purchase Price               500,000
         Amount Paid Previously             205,400
                                            -------

         Remainder Amount Owed              294,600
                                            -------

If the current debt of $294,600 were converted to common stock at the rate of $0.10 per share and these new shares of 2,946,000 were to be added to the existing share balance of 7,353,356, the total would be 10,299,356. The new shares would represent 29% of the higher total. Management expects this conversion to be consummated within the next twelve months.

NOTE 9. CONCENTRATION OF BUSINESS

Of the total sales for the year ended 9/30/02, one customer represented 55% of the total sales revenue, which was $696,640 sales of the total of $1,267,070, see Subsequent Events below. For the quarter ended 12/31/02 one client (different than the one for the year ended 9/30/02), accounted for approximately 50% of the sales revenue.

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

NOTE 11. SUBSEQUENT EVENTS

A hospital customer in Cancun, Mexico which purchased a large portion of the Company's products during the previous year is experiencing financial difficulties. They currently owe the Company $293,909. They will either pay their receivable of $293,909 or the Company will reclaim the equipment and resell it to other interested parties. The Company maintains a titled interest in the equipment and repossession can be facilitated without difficulty. A decision should be made within 60 days as to the disposition of this receivable. The retail value of this equipment new is in excess of $1,200,000. The resale value as used equipment is negotiated on a per customer basis, but management expects it would easily resell locally for more than the amount owed. However, there is the possibility that the Company cannot resale the equipment and will suffer a loss of all or part of this receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and

The following selected data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including any notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

RESULTS OF OPERATIONS.

Comparison of three-month periods ended December 31, 2002 and 2001 are contained herein. Revenues for the first quarter of the fiscal year of $297,075 are higher than the $108,586 of the prior year. This represents a 172% increase over the same period of the previous year. The increase was to do obtaining of a large hospital client in Cabo San Lucas, Mexico, which contributed 50% of the sales for the quarter. Gross profit percentage was 57.2% for quarter ended 12/31/02 and 21.9% for the quarter ended 12/31/01. The operating expenses were normal business expenses for this period. The Company had closed operations for two weeks to allow the employees time off for the holidays, however, there was no reduction in revenue. Expenses for the quarter was 46% of sales for 12/31/02 and 79% for 12/31/01. The operating expenses did not increase proportional to sales, but just increased slightly. This was due to the nature of our distribution business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONTINUING AND FUTURE PLAN OF
OPERATIONS.

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's September 30, 2002, Annual Report on Form 10-K. All non-historical information contained in this quarterly report is a forward-looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause the actual results to differ materially from those reflected in the forward-looking statements. As of April 15, 2002, the Company has reorganized to eliminate all stockbroker operations from its business and has focused primarily on medical equipment sales and service, and hospital design consultation. A new Board of Directors and plans for aggressively acquiring more medically related businesses has been approved. A private placement to raise at least $4,500,000 is planned to be started in the second quarter. As reimbursements to healthcare providers in the United States continue to remain low, the demand for reconditioned medical equipment and repairing medical equipment is increasing.

This factor coupled with an expanding demand for medical equipment world wide leads management to believe this is an area in which the business should be focused at this time. In addition to the sales and service of medical equipment, management plans to use funds derived from future offerings to finance medical equipment sales Changes in economic trends, war, and other unforeseen situations or developments may result because of domestic or foreign political pressures. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's plans and analysis as of the date hereof.

The Company currently has a very large receivable with Amerimed Hospitals that may be converted to equity in the Cancun Hospital in the event that Amerimed management is unable to obtain financing by the middle of February 2003. Should the Company receive equity in exchange for the debt, there will likely be a substantial gain to the assets on our balance sheet, however, we will experience a reduction in receivables of $295,000.00. This will affect cash flow, and cause the Company to become a more active participant in the operations of a Hospital in Cancun. Management believes there is sufficient potential for future benefit by making this transaction that it has designated that a portion of the capital raised from its' private placement be used to improve the hospital. Should negotiations with Amerimed prove to be unsatisfactory to our management, we may elect to take back all the equipment and resell it to another hospital. Although we expect that we would achieve a financial gain by recovering the equipment and reselling it to other clients, we would have to close down a functioning hospital and may encounter some legal battles in the process. It is also possible that we may not be able to sell all the equipment and may even lose money; therefore we are pursuing the equity option first. We have a verbal agreement to obtain a significant portion of the hospital ownership, and should have an agreement finalized and signed before the end of March 2003

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are conducted through its wholly owned subsidiary, Global Medical Technologies, Inc. The liquidity requirements of the Company consist primarily of the operating cash requirements of Global Medical. Global Medical's operating cash requirements consist principally of working capital requirements. The Company believes that cash flow from operating activities will be adequate to meet its liquidity requirements if no growth were contemplated. However, with the planned growth as described in the preceding paragraphs cash flow generated from operations will not be enough. Management is planning a private placement to raise approximately $4,500,000 during the next two quarters. These additional funds will be used to finance the growth.

FORWARD LOOKING STATEMENTS

This Form 10-Q includes "forward looking statements" concerning the future operations of the Company. It is management's intent to take advantage of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Form 10-Q. We have used "forward looking statements" to discuss future plans and strategies of the Company. Management's ability to predict results or the effect of future plans is inherently uncertain. Factors that could affect results include, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions, acceptance, technological change, changes in industry practices and one-time events. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.

PART III OTHER INFORMATION

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


                                        CENTURY PACIFIC FINANCIAL CORPORATION

Dated 12/31/02                          By /s/ David Hadley
                                           -------------------------------------
                                           David Hadley
                                           President, Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title                                                Date
-------------------                                                ----

/s/ David Hadley                                                 12/31/02
-----------------------------                                    --------
David Hadley
President and Director