Form 10-Q
period 2003-03-31
CENTURY PACIFIC FINANCIAL CORP
filed 2003-05-15
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


                         Commission File Number: 0-16075


                      CENTURY PACIFIC FINANCIAL CORPORATION
--------------------------------------------------------------------------------
               (Exact name of Registrant as specified in charter)


               Delaware                                      86-0449546
--------------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
    incorporation or organization)


1505 E. Weber, Suite 120, Tempe, Arizona                       85281
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number, including area code: (480) 966-6115 Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [ ]  2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 31, 2003, there were 7,353,356 shares of the registrant's Common Stock outstanding.

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

                      Century Pacific Financial Corporation
                           Consolidated Balance Sheet
                                   (unaudited)
                   as of March 31, 2003 and September 30, 2002

                                     ASSETS
                                     ------
                                                   March 31        September 30
                                                       2003                2002
                                             --------------      --------------
CURRENT ASSETS
     Cash                                             1,610               3,084
     Receivables, net                               199,893             462,295
     Inventory                                      634,802             257,205
     Current Tax Benefit                             64,000              64,000
     Prepaid Expenses                                 2,000               4,827
                                             --------------      --------------
     Total Current Assets                           902,305             791,411

EQUIPMENT, net                                       57,544              57,783

OTHER ASSETS
     Investments                                    512,500             500,000
     Employee Loans                                  12,936
     Long Term Tax Benefit                          705,555             715,761
     Deposits                                         7,800               7,800
                                             --------------      --------------
     Total Other Assets                           1,238,791           1,223,561
                                             --------------      --------------
TOTAL ASSETS                                      2,198,640           2,072,755
                                             --------------      --------------

The accompanying notes are an integral part of these statements.

                      Century Pacific Financial Corporation
                           Consolidated Balance Sheet
                                   (unaudited)
                   as of March 31, 2003 and September 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                    3/31/03             9/30/02
CURRENT LIABILITIES

Accounts Payables                                   197,475             153,583
Business Purchase                                   294,600             294,600
Notes Payable                                       109,000              85,000
Income Tax payable                                   18,337              12,314
                                             --------------      --------------
     Total Current Liabilities                      619,412             545,497
                                             --------------      --------------
STOCKHOLDERS' EQUITY

Preferred Stock, authorized
5,000,000 shares, par $0.05,
no shares outstanding

Common Stock, authorized 100,000,000 shares of
stock, issued and outstanding
7,353,356 and 7,353,356 shares issued
and outstanding par value $0.04 per share           294,134             294,134

Additional Paid in Capital                        3,771,011           3,771,011

Retained Earnings (Loss)                         (2,485,917)         (2,537,887)
                                             --------------      --------------
     Total Stockholders' Equity                   1,579,228           1,527,258
                                             --------------      --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        2,198,640           2,072,755
                                             --------------      --------------

        The accompanying notes are an integral part of these statements

                      Century Pacific Financial Corporation
                      Consolidated Statement of Operations
                                   (unaudited)
        For the three months and six months ended March 31, 2003 and 2002

                                 3 mths ended      3 mths ended      6 mths ended      6 mths ended
                                      3/31/03           3/31/02           3/31/03           3/31/02
                                 ------------      ------------      ------------      ------------
Revenue
Equipment Sales                       113,527           779,634           408,901           823,118
     Gain on Inventory Return          80,368                              80,368
     Service Revenue                        0            15,444                 0            24,101
                                 ------------      ------------      ------------      ------------
     Total Revenue                    193,895           795,078           489,269           847,219
                                 ------------      ------------      ------------      ------------
Cost of Goods Sold                     64,346           479,879           190,612           524,663
                                 ------------      ------------      ------------      ------------
Expenses
     Rent                              14,147            12,695            32,236            24,978
     Compensation                      17,653            28,460            26,126            47,005
     Travel                             7,408             7,488            19,187            22,814
     Depreciation                       4,273             2,508             8,546             2,508
     General and Administrative        54,841            21,875           148,258            59,185
                                 ------------      ------------      ------------      ------------
     Total Expenses                    98,322            73,026           234,353           156,490
                                 ------------      ------------      ------------      ------------
Income before Income Taxes             31,227           242,173            64,304           166,066
                                 ------------      ------------      ------------      ------------
Provision for Income Taxes              5,631            36,534            12,334            36,534
                                 ------------      ------------      ------------      ------------
Net Income (Loss)                      25,596           205,639            51,970           129,532
                                 ------------      ------------      ------------      ------------
Basic Earnings per Share                    a               .03               .01               .02
                                 ------------      ------------      ------------      ------------
Weighted Average Number of Shares   7,353,356         7,353,356         7,353,356         7,353,356
                                 ------------      ------------      ------------      ------------
Diluted Earnings per Share                  a               .02               .01               .01
                                 ------------      ------------      ------------      ------------
Weighted Average Number of Shares  10,299,356        10,299,356        10,299,356        10,299,356
                                 ------------      ------------      ------------      ------------

a = less than $.01.

          The accompanying notes are an integral part of these notes.

                      Century Pacific Financial Corporation
                       Consolidated Statement of Cash Flow
                                   (unaudited)
                                six months ended
                             March 31, 2003 and 2002

                                               6 Months        6 Months
                                                  Ended           Ended
                                                3/31/03         3/31/02
                                           ------------    ------------
Cash from Operations

Net Income(Loss)                                 51,970         129,532
Changes in Receivables                          292,402        (297,263)
Employee Loans                                  (12,936)
Changes in Payables                              49,915         102,934
Depreciation                                      8,546           2,500
Inventory                                      (377,597)        (24,961)
Prepaid Expense                                   2,827               0
Deposits                                         (6,200)
Net Change in Tax Benefit                        10,206          36,534
                                           ------------    ------------
     Cash from Operations                        (4,667)        (42,298)
                                           ------------    ------------
Cash Used for Investing

Purchase of Investments                          12,500               0
Purchase of Equipment                             8,307               0
                                           ------------    ------------
     Cash for Investing                          20,807               0
                                           ------------    ------------
Cash from Financing

Note Payable                                     24,000               0
                                           ------------    ------------
     Cash from Financing                         24,000               0
                                           ------------    ------------
Net Change in Cash                               (1,474)        (42,298)

Beginning Cash Balance                            3,084          49,871
                                           ------------    ------------
Ending Cash Balance                               1,610           7,573
                                           ------------    ------------
Significant non cash transactions
None
Additional Disclosures
Year 2002
Interest paid $0, Taxes paid $5,000
Year 2001
Interest paid $0, Taxes paid $8,529

        The accompanying notes are an integral part of these statements.

                      Century Pacific Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                    (audited)
                    from September 30, 1999 to March 31, 2003

                                               Common           Stock        Paid In       Retained           Total
                                               Shares          Amount        Capital       Earnings          Equity
                                         ------------    ------------   ------------   ------------    ------------
Balance 9/30/99                             7,353,356         294,134      3,771,011     (2,874,776)      1,190,369
Retained Earnings (Loss)                                                                    157,899         157,899
                                         ------------    ------------   ------------   ------------    ------------
Balance 9/30/00                             7,353,356         294,134      3,771,011     (2,716,877)      1,348,268
Retained Earnings (Loss)                                                                     76,181          76,181
                                         ------------    ------------   ------------   ------------    ------------
Balance 9/30/01                             7,353,356         294,134      3,771,011     (2,640,696)      1,424,449
Retained Earnings (Loss)                                                                    102,809         102,809
                                         ------------    ------------   ------------   ------------    ------------
Balance 9/30/02                             7,353,356         294,134      3,771,011     (2,537,887)      1,527,258

Retained Earnings  (Loss)                                                                    26,374          26,374
                                         ------------    ------------   ------------   ------------    ------------
Balance 12/31/02                            7,353,356         294,134      3,771,011     (2,511,513)      1,553,632
                                         ------------    ------------   ------------   ------------    ------------
Retained Earnings (Loss)                                                                     25,596          25,596
                                         ------------    ------------   ------------   ------------    ------------
Balance 3/31/03                             7,353,356         294,134      3,771,011     (2,485,917)      1,579,228
                                         ------------    ------------   ------------   ------------    ------------

        The accompanying notes are an integral part of these statements.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. GENERAL BUSINESS AND ACCOUNTING POLICIES

Organization and Business

Century Pacific Financial Corporation (the Company) was organized as a Delaware corporation on December 29, 1982. Originally it was known as Century Pacific Corporation. The Company was originally organized to provide financial services. The Company currently has three wholly owned subsidiaries, Century Pacific Fidelity Corporation, Century Pacific Management Corporation, and Global Medical Technologies, Inc. Century Pacific Fidelity Corporation and Century Pacific Management Corporation are totally inactive at this time and are without assets or debts. Global Medical Technologies, Inc. was formed on April 4, 1999 to buy and sell refurbished medical equipment. See Note 2 for more information on this active subsidiary.

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

Accounts Receivable

The detail of Accounts Receivable is listed below.

                                                   3/31/03         9/30/02
                                             -------------   -------------
         Gross Accounts Receivable                 203,972         471,730
         Allowance for Doubtful Accounts            (4,079)         (9,435)
                                             -------------   -------------
         Net Amount                                199,893         462,295
                                             -------------   -------------
Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Most medical equipment is bought and sold with little or no refurbishing. When refurbishing is done that actual costs is included in the cost of the inventory. Inventory at December 31, 2002 and September 30, 2002 consists of the following:

                                                   3/31/03         9/30/02
                                             -------------   -------------
         Inventory in Cancun Mexico                316,597
         Inventory in Arizona                      318,205         257,205
                                             -------------   -------------
         Total Inventory                         $ 634,802      $  257,205
                                             -------------   -------------
Equipment and Vehicles

Equipment and vehicles are depreciated using the straight-line method over the estimated useful lives, which is five years.

Fixed assets at March 31, 2003 and September 30, 2002 consist of the following:

                                                   3/31/03         9/30/02


         Office Equipment and Furniture             36,087          27,780
         Vehicles, Forklift                         54,933          54,933
         Less: Accumulated depreciation            (33,476)        (24,930)
                                             -------------   -------------
                                                 $  57,544      $   57,783
                                             =============   =============
Use of Estimates

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

         Share balance prior to conversion of debt           7,353,356
         Conversion of shares described above                2,946,000
                                                         -------------
         Fully Diluted share total                          10,299,356
                                                         -------------
Stock Based Compensation

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $336 for the quarter ended March 31, 2003 and $0 for the quarter ended March 31, 2002.

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

The components of deferred taxes assets at year-ends September 30 are as follows:

                                                   2002        2001       2000

         Accounts Receivable Reserve             (3,019)
         Tax effect of net operating losses     776,801     827,958     869,718
         General business credits                 5,979       5,979       5,979
                                             ----------   ---------   ---------
         Net Deferred Tax Asset                 779,761     833,937     875,697
                                             ----------   ---------   ---------

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
                                                ----------

The provision for income taxes was calculated as follows.

                                            9/30/02       9/30/01       9/30/00
         Net change in the
              deferred tax benefit           54,176        41,760         4,668
         Current taxes payable
              (state income taxes)           12,315         9,682         3,498
                                         ----------    ----------    ----------
         Provision for Income Taxes          66,491        50,442         8,166
                                         ----------    ----------    ----------

NOTE 4. CONTINGENCIES AND COMMITMENTS

The Company's medical equipment offices and warehouse have a future lease expense illustrated below.

                           Year 1     Year 2     Year 3     Year 4     Year 5

Real Estate Leases         52,188     30,000     30,000          0          0

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

         Total Purchase Price               500,000
         Amount Paid Previously             205,400
                                         ----------
         Remainder Amount Owed              294,600
                                         ----------

If the current debt of $294,600 were converted to common stock at the rate of $0.10 per share and these new shares of 2,946,000 were to be added to the existing share balance of 7,353,356, the total would be 10,299,356. The new shares would represent 29% of the higher total. Management expects this conversion to be consummated within the next twelve months.

NOTE 9. CONCENTRATION OF BUSINESS

Of the total sales for the year ended 9/30/02, one customer represented 55% of the total sales revenue, which was $696,640 sales of the total of $1,267,070, see Cancun hospital debt below. For the quarter ended 12/31/02 one client (different than the one for the year ended 9/30/02), accounted for approximately 50% of the sales revenue. For the quarter ended 3/31/03 there was no concentration.

NOTE 10. SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue based upon internal accounting methods. For the years 2002 and prior management divided revenue into two categories, sales of equipment and financial services. These two categories are shown on the face of the statement of operations. Currently, management has only one category, which is sales of equipment, and it is shown on the face of the statement of operations.

NOTE 11. CANCUN HOSPITAL DEBT

A hospital customer in Cancun, Mexico which purchased a large portion of the Company's products during the previous year has experienced financial difficulty, become insolvent and has been bought by new owners. The hospital has continued to operate. They owed the Company $314,929. The original receivable was $696,640. The Company has maintained a titled interest in the equipment, as is its practice in Mexico, until a receivable is fully paid. As of March 31, 2003 the Company has taken back into inventory, all of this equipment. This was rebooked at the historic original costs to the Company. The receivable has also been written off. Of the equipment, the Company has reshipped to its control, costs basis of $78,700. The remaining $316,597 costs basis is still located in the hospital. Management is currently negotiating with the new hospital owners for the sale of this equipment and expects to have this completed before the end of the third quarter. Below is a chart showing the gain experienced by this transaction. This gain is shown on the face of the statement of operations.

         Write off of the receivable                     (314,929)
         Inventory returned to Arizona                     78,700
         Inventory still in Cancun                        316,597
                                                       ----------
         Net gain produced by this transaction             80,368
                                                       ----------


Item 2. Management's Discussion and Analysis of Financial Condition and

The following selected data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including any notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

RESULTS OF OPERATIONS.

Comparison of three-month periods ended March 31, 2003 and 2002 are contained herein. Revenues for the second quarter of the fiscal year of $193,895 are less than the $795,078 of the prior year. This represents a 76% decrease over the same period of the previous year. The decrease in sales revenue appears large because the revenues for the same period in 2002 were larger than normal, (representing over 60% of the sales for that year), and the fact that the Iraq war had the effect of reducing sales. Additionally, during the quarter ending March 31, 2003, management placed emphasis on developing documents for a private placement to raise needed capital and on meeting with investment bankers. This reduced marketing time for key personnel and also contributed to reduced sales. Gross profit percentage was 67.0% for quarter ended 3/31/03 and 40.0% for the quarter ended 3/31/02. The operating expenses were higher than normal for this period due to the expense of completing private placement memorandums, and for legal and accounting fees. Expenses for the quarter was 50.7% of revenues for 3/31/03 and 9.2% for 3/31/02.

MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  CONTINUING  AND  FUTURE  PLAN  OF
OPERATIONS.

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's September 30, 2002, Annual Report on Form 10-K. All non-historical information contained in this quarterly report is a forward-looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause the actual results to differ materially from those reflected in the forward-looking statements. As of April 15, 2002, the Company has reorganized to eliminate all stockbroker operations from its business and has focused primarily on medical equipment sales and service, and hospital design consultation. A new Board of Directors and plans for aggressively acquiring more medically related businesses has been approved. A private placement memorandum to raise at least $4,500,000 was completed in the second quarter. Letters of intent to merge have been signed with two companies thus far and management hopes to complete at least two mergers within the next quarter, and then two more mergers before the end of the fiscal year.

The expanding demand for medical equipment world wide leads management to believe this is an area in which the business should be focused at this time. In addition to the sales and service of medical equipment, management plans to use funds derived from future offerings to finance medical equipment sales Changes in economic trends, war, and other unforeseen situations or developments may result because of domestic or foreign political pressures. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's plans and analysis as of the date hereof.

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

Item 2. Other Information

     1. LEGAL PROCEEDINGS
        NONE

     2. CHANGES IN SECURITIES
        NONE

     3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        NONE

     4. EXHIBITS AND REPORTS ON FORM 8-K

        EXHIBIT 99.1 - WRITTEN CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
        EXHIBIT 99.2 - WRITTEN CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
        EXHIBIT 99.3 - WRITTEN CERTIFICATION OF AN OFFICER

        REPORTS ON FORM 8-K: None Filed

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CENTURY PACIFIC FINANCIAL CORPORATION

Dated 3/31/03                           By /s/ David Hadley
                                           ----------------------------------
                                           David Hadley
                                           President, Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title                                              Date
-----------------------------------                            ---------

/s/ David Hadley                                                 3/31/03
-----------------------------------                            ---------
David Hadley
President and Director

                                  EXHIBIT 99.1

              WRITTEN CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

     Solely for the purposes of complying with Exchange Act Rules 13a-14 and 15d-14 adopted by the Securities and Exchange Commission, I, the undersigned Chief Executive Officer of Century Pacific Financial Corporation (the "Company") and a member of its Board of Directors, hereby certify, based on my knowledge,

     1. I have reviewed this quarterly report on Form 10-QSB of Century Pacific Financial Corporation.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer's and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

                                        /s/ David L. Hadley
                                        ----------------------------------------
                                        David L. Hadley
                                        Chief Executive Officer and Director

                                  EXHIBIT 99.2

              WRITTEN CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

     Solely for the purposes of complying with Exchange Act Rules 13a-14 and 15d-14 adopted by the Securities and Exchange Commission, I, the undersigned Chief Financial Officer of Century Pacific Financial Corporation (the "Company") and a member of the Board of Directors, hereby certify, based on my knowledge,

     1. I have reviewed this quarterly report on Form 10-QSB of Century Pacific Financial Corporation.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer's and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

                                        /s/ Syed M. Hug
                                        ----------------------------------------
                                        Syed M. Huq
                                        Chief Financial Officer and Director

                                  EXHIBIT 99.3

                       WRITTEN CERTIFICATION OF AN OFFICER

     Solely for the purposes of complying with Exchange Act Rules 13a-14 and 15d-14 adopted by the Securities and Exchange Commission, I Pamela Mairel, the undersigned Officer of Century Pacific Financial Corporation (the "Company"), hereby certify, based on my knowledge,

     1. I have reviewed this quarterly report on Form 10-QSB of Century Pacific Financial Corporation.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers' and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers' and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

                                        /s/ Pamela Mairel
                                        ----------------------------------------
                                        Pamela Mairel
                                        Corporate Operations Officer