Form 10QSB
period 2003-06-30
CENTURY PACIFIC FINANCIAL CORP
filed 2003-08-14
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

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

(1) Yes [X] No [ ]  2) Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 30, 2003, there were 7,353,356 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
                      CENTURY PACIFIC FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                            INDEX TO THE FORM 10-QSB
                    FOR THE THREE-MONTHS ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                            Page
PART I. FINANCIAL INFORMATION................................................. 3

Item 1. Financial Statements.................................................. 3

Consolidated Balance Sheet (unaudited) as of June 30, 2003
   and September 30, 2002 .................................................. 3-4

Consolidated Statement of Operations (unaudited) For the three months and nine months ended June 30, 2003 and 2002........................ 5

 Consolidated Statement of Cash Flow (unaudited) nine months ended
   June 30, 2003 and 2002..................................................... 6

Consolidated Statement of Stockholders' Equity (audited) from
   September 30, 1999 to March 31, 2003 ...................................... 7

Notes to the Financial Statements.......................................... 8-14

Item 2. Management's Discussion and Analysis and Plan of Operation........ 14-16

PART III. OTHER INFORMATION.................................................. 16

Item 2. Other Information

   1. LEGAL PROCEEDINGS ..................................................... 16

   2. CHANGES IN SECURITIES ................................................. 16

   3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................... 16

   4. EXHIBITS AND REPORTS ON FORM 8-K ...................................... 16

SIGNATURES................................................................... 16

CERTIFICATIONS............................................................ 17-19

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



                     Century Pacific Financial Corporation
                           Consolidated Balance Sheet
                                  (unaudited)
                   as of June 30, 2003 and September 30, 2002

                                     ASSETS
                                     ------
                                               6/30/03       9/30/02
                                            ------------  ------------

CURRENT ASSETS
        Cash                                           0         3,084
        Receivables, net                         163,982       462,295
        Inventory                                634,802       257,205
        Current Tax Benefit                       64,000        64,000
        Prepaid Expenses                               0         4,827
                                            ------------  ------------
        Total Current Assets                     862,784       791,411

EQUIPMENT, net                                    49,349        57,783

OTHER ASSETS
        Investments                              512,500       500,000
        Employee Loans                            12,222
        Long Term Tax Benefit                    705,555       715,761
        Deposits                                   7,800         7,800
                                            ------------  ------------
        Total Other Assets                     1,238,077     1,223,561
                                            ============  ============
TOTAL ASSETS                                   2,150,210     2,072,755
                                            ============  ============

        The accompanying notes are an integral part of these statements.

                     Century Pacific Financial Corporation
                           Consolidated Balance Sheet
                                  (unaudited)
                   as of June 30, 2003 and September 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                               6/30/03       9/30/02
                                            ------------  ------------
CURRENT LIABILITIES

Bank Overdraft                                     1,885
Accounts Payables and Accruals                   194,142       153,583
Business Purchase                                294,600       294,600
Notes Payable                                    109,000        85,000
Income Tax payable                                18,337        12,314
                                            ------------  ------------
        Total Current Liabilities                617,964       545,497
                                            ------------  ------------
STOCKHOLDERS' EQUITY

Preferred Stock, authorized
5,000,000 shares, par $0.05,
no shares outstanding

Common Stock, authorized 100,000,000 shares of
stock, issued and outstanding
7,353,356 and 7,353,356 shares issued
and outstanding par value $0.04 per share        294,134       294,134

Additional Paid in Capital                     3,771,011     3,771,011

Retained Earnings (Loss)                      (2,532,899)   (2,537,887)
                                            ------------  ------------
        Total Stockholders' Equity             1,532,246     1,527,258
                                            ============  ============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     2,150,210     2,072,755
                                            ============  ============

        The accompanying notes are an integral part of these statements

                     Century Pacific Financial Corporation
                      Consolidated Statement of Operations
                                  (unaudited)
       For the three months and nine months ended June 30, 2003 and 2002

                                3 mths ended    3 mths ended    9 mths ended    9 mths ended
                                  6/30/03         6/30/02         6/30/03         6/30/02
                              --------------  --------------  --------------  --------------
Revenue
        Equipment Sales               89,201         218,075         498,102         860,759
        Gain on Inventory Return           0                          80,368
        Repairs Revenue               10,500                          10,500               0
        Service Revenue                    0               0               0          24,101
                              --------------  --------------  --------------  --------------
        Total Revenue                 99,701         218,075         588,970         884,860
                              --------------  --------------  --------------  --------------
Cost of Goods Sold                    45,680         127,856         236,292         652,519
                              --------------  --------------  --------------  --------------
Expenses
        Rent                          17,459          10,188          49,695          35,166
        Compensation                  41,988          16,540          68,114          63,545
        Travel                         9,764          18,685          28,951          41,499
        Depreciation                   4,273           2,508          12,819           2,508
        General and Administrative    27,519          22,150         175,777          81,335
                              --------------  --------------  --------------  --------------
        Total Expenses               101,003          70,071         335,356         226,561
                              --------------  --------------  --------------  --------------
Income before Income Taxes           (46,982)         20,148          17,322         186,214
                              --------------  --------------  --------------  --------------
Provision for Income Taxes                 0           9,593          12,334          46,127
                              --------------  --------------  --------------  --------------
Net Income (Loss)                    (46,982)         10,555           4,988         140,087
                              --------------  --------------  --------------  --------------
Basic Earnings per Share                   a               a               a             .02
                              --------------  --------------  --------------  --------------
Weighted Average Number of Shares  7,353,356       7,353,356       7,353,356       7,353,356
                              --------------  --------------  --------------  --------------
Diluted Earnings per Share                 a               a               a             .01
                              --------------  --------------  --------------  --------------
Weighted Average Number of Shares 10,299,356      10,299,356      10,299,356      10,299,356
                              --------------  --------------  --------------  --------------

a = less than $.01.

          The accompanying notes are an integral part of these notes.

                     Century Pacific Financial Corporation
                      Consolidated Statement of Cash Flow
                                  (unaudited)
                               nine months ended
                             June 30, 2003 and 2002

                                 9 Months        9 Months
                                   Ended           Ended
                                  6/30/03         6/30/02
                              --------------  --------------
Cash from Operations

Net Income(Loss)                       4,988         140,000
Changes in Receivables               298,313        (355,660)
Employee Loans                       (12,222)
Changes in Payables                   48,467         130,443
Depreciation                          12,819           5,016
Inventory                           (377,597)        (28,836)
Prepaid Expense                        4,827          26,000
Deposits                              (4,000)
Net Change in Tax Benefit             10,206          46,127
                              --------------  --------------
        Cash from Operations         (10,199)        (47,496)
                              --------------  --------------
Cash Used for Investing

Purchase of Investments               12,500               0
Purchase of Equipment                  4,385               0
                              --------------  --------------
        Cash for Investing            16,885               0
                              --------------  --------------
Cash from Financing

Note Payable                          24,000               0
                              --------------  --------------
        Cash from Financing           24,000               0
                              --------------  --------------
Net Change in Cash                    (3,084)        (47,496)

Beginning Cash Balance                 3,084          49,871
                              --------------  --------------
Ending Cash Balance                        0           2,375
                              --------------  --------------
Significant non cash transactions
None
Additional Disclosures
Year 2002
Interest paid $0, Taxes paid $5,000
Year 2003
Interest paid $0, Taxes paid $0

        The accompanying notes are an integral part of these statements.

                     Century Pacific Financial Corporation
                 Consolidated Statement of Stockholders' Equity
                                   (audited)
                   from September 30, 1999 to March 31, 2003

                             Common      Stock      Paid In    Retained       Total
                             Shares      Amount     Capital    Earnings      Equity
                          ----------  ----------  ----------  ----------  ----------
Balance 9/30/99            7,353,356     294,134   3,771,011  (2,874,776)  1,190,369
Retained Earnings (Loss)                                         157,899     157,899
                          ----------  ----------  ----------  ----------  ----------

Balance 9/30/00            7,353,356     294,134   3,771,011  (2,716,877)  1,348,268
Retained Earnings (Loss)                                          76,181      76,181
                          ----------  ----------  ----------  ----------  ----------

Balance 9/30/01            7,353,356     294,134   3,771,011  (2,640,696)  1,424,449
Retained Earnings (Loss)                                         102,809     102,809
                          ----------  ----------  ----------  ----------  ----------

Balance 9/30/02            7,353,356     294,134   3,771,011  (2,537,887)  1,527,258
Retained Earnings  (Loss)                                         26,374      26,374
                          ----------  ----------  ----------  ----------  ----------

Balance 12/31/02           7,353,356     294,134   3,771,011  (2,511,513)  1,553,632
                          ----------  ----------  ----------  ----------  ----------

Retained Earnings (Loss)                                          25,596      25,596
                          ----------  ----------  ----------  ----------  ----------

Balance 3/31/03            7,353,356     294,134   3,771,011  (2,485,917)  1,579,228
                          ----------  ----------  ----------  ----------  ----------
Retained Earnings (Loss)                                         (46,982)    (46,982)
                          ----------  ----------  ----------  ----------  ----------

Balance 6/30/03            7,353,356     294,134   3,771,011  (2,532,899)  1,532,246
                          ----------  ----------  ----------  ----------  ----------


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

Accounts Receivable

The detail of Accounts Receivable is listed below.

                                             6/30/03     9/30/02
                                          ----------  ----------
        Gross Accounts Receivable            178,441     471,730
        Allowance for Doubtful Accounts      (14,275)     (9,435)
                                          ----------  ----------
        Net Amount                           163,982     462,295
                                          ==========  ==========
Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Most medical equipment is bought and sold with little or no refurbishing. When refurbishing is done that actual costs is included in the cost of the inventory. Inventory at June 30, 2003 and September 30, 2002 consists of the following:
                                             6/30/03     9/30/02
                                          ----------  ----------
        Inventory in Cancun Mexico           258,977
        Inventory in Cancun Hospital          57,620
        Inventory in Arizona                 318,205     257,205
                                          ----------  ----------
        Total Inventory                    $ 634,802  $  257,205
                                          ==========  ==========


Equipment and Vehicles

Equipment and vehicles are depreciated using the straight-line method over the estimated useful lives, which is five years.

Fixed assets at June 30, 2003 and September 30, 2002 consist of the following:

                                             6/30/03     9/30/02
                                          ----------  ----------

        Office Equipment and Furniture        32,165      27,780
        Vehicles, Forklift                    54,933      54,933
        Less: Accumulated depreciation       (37,749)    (24,930)
                                          ----------  ----------
                                           $  49,349  $   57,783
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

        Share balance prior to conversion of debt      7,353,356
        Conversion of shares described above           2,946,000
                                                    ------------
        Fully Diluted share total                     10,299,356
                                                    ============
Stock Based Compensation

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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $2,372 for the quarter ended June 30, 2003 and $0 for the quarter ended June 30, 2002.

NOTE 2. STOCKHOLDERS' EQUITY

The Company did not issue stock options or warrants during the previous three years. The Company has no options or warrants outstanding as of the end of June 30, 2003 except for the convertible debt mentioned in connection with the company purchase.

In June 2002 the Company had a 7 to 1 reverse stock split. This reverse stock split has been retroactively applied to all years shown on the financial statements.

On August 12, 2003 the Company had another reverse stock split of 2.5 to 1. On August 8, 2003 the Company converted the debt owed to a related company, Natural Technologies to stock. The debt of $294,600 was converted to 2,946,000 shares of restricted common stock per the 1999 agreement.

On August 8, 2003 the Company converted $24,000 of note payable debt to 200,000 shares of restricted common stock.

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

The components of deferred taxes assets at year-ends September 30 are as follows:

                                                2002        2001        2000
                                          ----------  ----------  ----------
        Accounts Receivable Reserve           (3,019)
        Tax effect of net operating losses   776,801     827,958     869,718
        General business credits               5,979       5,979       5,979
                                          ----------  ----------  ----------
        Net Deferred Tax Asset               779,761     833,937     875,697
                                          ==========  ==========  ==========

The estimated federal Net Operating Loss carry-forwards for the Company and the corresponding expiration dates are listed below as of September 30, 2002.

                                              Amount   Last year

        Amount available from year 1991      493,179        2006
        Amount available from year 1992    1,205,511        2007
        Amount available from year 1993      626,560        2008
        Amount available from year 1994       80,024        2009
        Amount available from year 1995       20,249        2010
        Amount available from year 1996        1,593        2011
        Amount available from year 1998          387        2018
                                          ----------
        Total NOL as of 9/30/2002          2,427,503
                                          ==========

The provision for income taxes was calculated as follows.

                                             9/30/02     9/30/01     9/30/00
                                          ----------  ----------  ----------
        Net change in the
             deferred tax benefit             54,176      41,760       4,668
        Current taxes payable
             (state income taxes)             12,315       9,682       3,498
                                          ----------  ----------  ----------
        Provision for Income Taxes            66,491      50,442       8,166
                                          ==========  ==========  ==========

NOTE 4. CONTINGENCIES AND COMMITMENTS

The Company's medical equipment offices and warehouse have a future lease expense illustrated below.

                        Year 1  Year 2  Year 3  Year 4  Year 5

Real Estate Leases      52,188  30,000  30,000       0       0

NOTE 5. RELATED PARTIES TRANSACTIONS

The Company utilizes as its primary contractor for equipment repair a company, Natural Technologies, Inc. that is principally owned by a major shareholder of the Company. Natural Technologies also has the ability to purchase an additional 2,946000 shares at $0.10 per shares. This debt conversion option was exercised on August 8, 2003.

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

NOTE 8. PURCHASE CONTRACT

The Company has contracted to purchase the medical equipment sales business from Natural Technologies, Inc. as part of its plan to end bankruptcy proceedings. The purchase price was $500,000. This price was accepted by the bankruptcy court and agreed upon by all parties. The $500,000 could be paid with cash, common stock or a combination thereof. The common stock was valued at $0.10 per share if the debt was to be paid by common stock. Throughout the previous two years, the Company has been making payments toward this purchase. During the last quarter of the current year ended September 30, 2002, as reported earlier, this transaction was finalized.

        Total Purchase Price            500,000
        Amount Paid Previously          205,400
                                      ---------
        Remainder Amount Owed           294,600
                                      =========

If the current debt of $294,600 were converted to common stock at the rate of $0.10 per share and these new shares of 2,946,000 were to be added to the existing share balance of 7,353,356, the total would be 10,299,356. The new shares would represent 29% of the higher total. As mentioned above this conversion took place on August 8, 2003.

NOTE 9. CONCENTRATION OF BUSINESS

Of the total sales for the year ended 9/30/02, one customer represented 55% of the total sales revenue, which was $696,640 sales of the total of $1,267,070, see Cancun hospital debt below. For the quarter ended 12/31/02 one client (different than the one for the year ended 9/30/02), accounted for approximately 50% of the sales revenue. For the quarter ended 3/31/03 there was no concentration. For the quarter ended June 30, 2003 there was no concentration.

NOTE 10. SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue based upon internal accounting methods. For the years 2002 and prior management divided revenue into two categories, sales of equipment and financial services. These two categories are shown on the face of the statement of operations. Currently, management has only category, which is sales of equipment, and it is shown on the face of the statement of operations.

NOTE 11. CANCUN HOSPITAL DEBT

A hospital customer in Cancun, Mexico which purchased a large portion of the Company's products during the previous year has experienced financial difficulty, become insolvent and has been bought by new owners. The hospital has continued to operate. They owed the Company $314,929 in March 2003. The original receivable was $696,640. The Company has maintained a titled interest in the equipment, as is its practice in Mexico, until a receivable is fully paid. As of March 31, 2003 the Company has taken back into inventory, all of this equipment. This was rebooked at the historic original costs to the Company. The receivable has also been written off. Of the equipment, the Company has reshipped to its control, costs basis of $78,700. The remaining $316,597 costs basis is still located in Cancun. Management is currently negotiating with the new hospital owners for the sale of this equipment and expects to have this completed before the end of the third quarter. Below is a chart showing the gain experience by this transaction. This gain is shown on the face of the statement of operations.

        Write off of the receivable                     (314,929)
        Inventory returned to Arizona                     78,700
        Inventory still in Cancun                        316,597
                                                    ------------
        Net gain produced by this transaction             80,368
                                                    ============

The negotiations with the new hospital management is progressing very slowly. They have not been willing to finalize an agreement. Although Company management has removed most of the equipment from the hospital in Cancun, the equipment still remaining in the hospital will be more difficult to remove than that which has been removed thus far. It could be possible that the Company will not be able to recover the remaining portion of the inventory. Although management expects to complete a deal for the sale of this remaining inventory to the new hospital management, and other hospitals in Cancun, it is at risk. The amount of the inventory still in the hospital is $57,620.

NOTE 12.        SUBSEQUENT EVENTS

On August 12, 2003 the Company had a reverse stock split of 2.5 to 1. This action was taken in an effort to increase the price of the Company's stock, and to satisfy a group of investors and our legal advisors who believed there were too many shares outstanding for the shareholder equity.

On August 8, 2003 the Company converted the debt owed to a related company, Natural Technologies to stock. The debt of $294,600 was converted to 2,946,000 shares of restricted common stock per the 1999 agreement.

On August 8, 2003 the Company converted $24,000 of note payable debt to 200,000 shares of restricted common stock.

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


RESULTS OF OPERATIONS.

Comparison of three-month periods ended June 30, 2003 and 2002 are contained herein. Revenues for the second quarter of the fiscal year of $99,701 are much less than the $218,075 of the prior year. This represents a 54% decrease over the same period of the previous year. The decrease in sales revenue appears to be largely the result of buyer caution resulting from the war in Iraq. Increased sales orders in July appear to confirm this opinion. Additionally, during the quarter ending June 30, 2003, management placed emphasis on promoting its private placement to raise needed capital and on meeting with investment bankers. This reduced marketing time for key personnel and also contributed to reduced sales.

Gross profit percentage was 54.2% for quarter ended 6/30/03 and 40.0% for the quarter ended 6/30/02. The operating expenses were higher than normal for this period due to the added compensation expense. Expenses for the quarter were 101.3% of revenues for 6/30/03 and 32.1% for 6/30/02.

MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  CONTINUING  AND  FUTURE  PLAN  OF
OPERATIONS.

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's September 30, 2002, Annual Report on Form 10-K. All non-historical information contained in this quarterly report is a forward-looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause the actual results to differ materially from those reflected in the forward-looking statements. As of April 15, 2002, the Company has reorganized to eliminate all stockbroker operations from its business and has focused primarily on medical equipment sales and service, and hospital design consultation. A new Board of Directors and plans for aggressively acquiring more medically related businesses has been approved. A private placement memorandum to raise at least $4,500,000 was completed in the second quarter of 2003. Letters of intent to merge have been signed with two companies thus far and although management had hoped to complete at least two mergers within the last quarter, and then two more mergers before the end of the fiscal year, management was unable to raise any new capital during the quarter ending. Therefore, all mergers are being delayed until additional capital is raised. Feedback from investment bankers and legal advisors has prompted management to reverse split all outstanding stock by a factor of 2.5 to 1 in an effort to increase its stock value and interest new investors. Management hopes to realize the benefit of the past quarter's efforts by fiscal year end.


The expanding demand for medical equipment world wide leads management to believe this is an area in which the business should be focused at this time. In addition to the sales and service of medical equipment, management plans to use funds derived from future offerings to finance medical equipment sales.

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


PART II OTHER INFORMATION

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

                                        CENTURY PACIFIC FINANCIAL CORPORATION

Dated 6/30/03                           By /s/ David Hadley
                                           ----------------------------------
                                           David Hadley
                                           President, Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title                                              Date
-------------------------------------                            ---------

/s/ David Hadley                                                 6/30/03
-------------------------------------                            ---------
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

Date: August 13, 2003

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

Date: August 13, 2003

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

Date: August 13, 2003

                                        /s/ Pamela Mairel
                                        ----------------------------------------
                                        Pamela Mairel
                                        Corporate Operations Officer