Form 10KSB
period 2003-09-30
CENTURY PACIFIC FINANCIAL CORP
filed 2004-02-12
CIK 791770

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the fiscal year ended September 30, 2003

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
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

              1505 E. Weber Street, Suite 120, Tempe, Arizona 85281
               (Address of Principal Executive Offices) (Zip Code)

                                  480-966-6115
                           (Issuer's Telephone Number)

    Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

 Securities Registered Pursuant to Section 12(g) of the Exchange Act: 4,400,021

                          $.004 Par Value Common Stock
                                (Title of Class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to ITEM 405 OF REGULATION S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $736,316.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified dated within the past 60 days. As of December 31, 2003, 4,400,021 shares of common stock were outstanding, and the aggregate number of shares of the common stock of the Registrant held by non-affiliates was 2,444,734. Until recently there has been no public market for the common stock of Registrant, and there is therefore no aggregate market value of the voting and non-voting common equity held by non-affiliates.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,400,021.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;(2) any proxy or information statement; and (3) any prospectus filed pursuant to RULE 424 (B) OR (C) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check One): Yes [X]; No [ ]

                      CENTURY PACIFIC FINANCIAL CORPORATION

                                   FORM 10-KSB

                                TABLE OF CONTENTS
                                                                            PAGE
                                                                            ----
PART I

     ITEM 1.   DESCRIPTION OF BUSINESS......................................   1
     ITEM 2.   DESCRIPTION OF PROPERTY......................................   9
     ITEM 3.   LEGAL PROCEEDINGS............................................   9
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   9

PART II

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.....   9
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.........................  10
     ITEM 7.   FINANCIAL STATEMENTS......................................... F-1
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS................  15

PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
               ACT..........................................................  15
     ITEM 10.  EXECUTIVE COMPENSATION ......................................  16
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT ..................................................  17
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  17
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.............................  17
     ITEM 14.  CONTROLS AND PROCEDURES......................................  18
     ITEM 15.  AUDITOR FEES.................................................  18

SIGNATURES..................................................................  19

                                   ----------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     THE STATEMENTS CONTAINED IN THIS REPORT ON FORM 10-KSB THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING OUR
"EXPECTATIONS,"       "ANTICIPATION,"      "INTENTIONS,"      "BELIEFS,"      OR
"STRATEGIES"REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS ALSO INCLUDE STATEMENTS REGARDING REVENUE, MARGINS, EXPENSES, AND EARNINGS ANALYSIS FOR FISCAL 2003 AND THEREAFTER; FUTURE PRODUCTS OR PRODUCT DEVELOPMENT; OUR PRODUCT DEVELOPMENT STRATEGIES, PARTICULARLY AS THEY RELATE TO THE INTERNET; POTENTIAL ACQUISITIONS OR STRATEGIC ALLIANCES; AND LIQUIDITY AND ANTICIPATED CASH NEEDS AND AVAILABILITY. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO US AS OF THE FILING DATE OF THIS REPORT, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THE FACTORS DISCUSSED IN PART I, ITEM 1, "DESCRIPTION OF BUSINESS - RISK FACTORS."

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

     Global Medicals' business to date has been primarily the sales of new and reconditioned medical equipment. Emphasis has been placed on promoting reconditioned medical equipment outside the country because of the greater profit margins resulting from the sale of reconditioned equipment versus new equipment.

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

OUR PLAN FOR THE FUTURE

     Global Medical sells new and reconditioned medical equipment to healthcare facilities both inside the United States and abroad. The domestic market consists of 90,803 medical/surgical centers, 1,413 HMO's/PPO's, 19,392 nursing homes, and 6,917 hospitals. Global Medical has focused its efforts on all of the medical/surgical centers, nursing homes, and HMO's/PPO's and ten percent of the hospitals. The total spent on medical equipment purchased by these facilities is currently $20 billion dollars per year and is expected to grow to over 32 billion per year by year 2010. The market abroad includes all privately owned healthcare facilities and some government hospitals. The estimated sales potential outside the United States is another $20 billion dollars per year. Global Medicals' goal is to capture 2% of the worldwide market for medical equipment by year 2010.

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

     We intend to be a consolidation of many different companies specializing in the field of medical and bio technologies, as well as real estate and capital equipment rental. Each of the companies we intend to acquire in the medical technologies industry has been in business for several years, specializing in a particular segment of the industry, such as radiology, patient monitoring, ultrasound, or emergency medicine. The primary market for all these companies has been the alternate care market, the EMS market and the small to mid sized hospitals and medical/radiology centers. Most of the focus has been on reconditioned medical equipment, although some new equipment is sold also. Each of the companies targeted for acquisition are profitable and have established a strong relationship with their customers throughout the southwestern United States and Northern Mexico.

     Our projected to be acquired companies have been selling new and reconditioned medical equipment for several years now. The most recent year, 2002, has been one of the best in the history of the companies, thus indicating that despite a downturn in the US economy, Global Medicals' products are selling well. The reason for our success, we believe, has to do with the fact that the quality of the reconditioned product is better than before and is more widely accepted in the market place, and the healthcare administrators are forced to use alternatives like Global Medicals' due to the current budget constraints.

     Reconditioned medical equipment is being sold for 50% of the cost of new equipment, and many times with the same warranty as the new equipment. This is a very attractive alternative for healthcare providers and has resulted in increased sales. We believe we will see even greater sales as the healthcare industry is pushed to provide more services with fewer dollars. Global Medicals' sales of reconditioned equipment have also opened the doors for increased sales of new equipment and discounted supplies since the buyers have gained a greater familiarity with Global Medical.

     In the international market place, Global Medical is doing quite well also, sales are up, and the requests for product are increasing daily. Global Medicals' wide selection of products, its specialized technical support team, and its reputation for honesty and integrity has placed it in a very good position for rapid expansion. With the capital we are seeking, the staff we have and the ever-increasing demand for more product and services, Global Medical should be able to increase sales dramatically.

     Global Medical expects to open three new distribution centers in northwestern Mexico during 2004. Most of the companies we seek to acquire are in the southwestern United States and comprise a wide variety of product specialties. It is our intention to provide our customers with products for every part of the healthcare field by merging in the segments of the healthcare technologies industry *that Global Medical is currently in need of. We also intend to become the leader in providing reconditioned medical equipment to the healthcare providers.

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

     We will need an immediate capital investment of $5,000,000 to achieve our planned objectives during the next year, and will endeavor to raise money through public offerings to meet the demands of company growth in the years to come.

OBJECTIVES

     We expect to become recognized in the medical technologies industry as a leader in providing a full spectrum of high quality new and reconditioned medical equipment, supplies, and expert technical support. To achieve this we intend to:

     o Establish regional medical technologies superstores that will provide equipment and supplies in each of the different medical technologies specialties, along with twenty four hour, seven day a week, expert technical support and supplies for the equipment.

     o Establish a master web site that links all the various specialties from each regional superstore so that an on-line customer can browse through the inventory of the entire network and locate any product available. The on-line customer can then select any product listed and view that item "real time" in its respective superstore location. Not just a photo as in most other web sites, but the actual item in question can be viewed upon request.

     o We will endeavor to use every marketing medium known to us to let the medical community know that they can fulfill all their equipment, supply, consulting and technical service needs from one source, us.

     o We intend to provide expertise on setting up complete hospitals and surgical centers on a turn-key basis. We will provide the liaison between the architects, and the engineers to provide the electrical and mechanical specifications for the buildings so that the equipment installation goes smoothly. We will also provide consultation for floor plan design and assist with JCAH compliance and patient safety issues.

     o We also intend to provide equipment financing on a rental/purchase basis.

     Global Medical intends to cut overall cost of goods by having all the various specialty companies under its umbrella share resources, through extra price discounts because of increased purchasing power, and through greater volume discounts on expense items such as payroll processing, telephone rates, and insurance costs.

CUSTOMER SUPPORT

     All equipment sold comes with a 90-day warranty on parts and labor. Each specialty shall have in-house engineers and experts who can assist with not only service related problems, but also with applications issues and training. One-year warranties are common on most new pieces of equipment, however our subsidiaries will also provide this same warranty, and/or service contract with reconditioned equipment when large orders are placed.

RISK FACTORS

OPERATING HISTORY AND RECENT EARNINGS

     In fiscal year ended September 30, 2003, we had net loss before taxes of $(306,454), in fiscal year ended September 30, 2002, we had net income before tax of $169,300, and in fiscal year ended September 30, 2001 our net income before tax was $126,623. Our largest asset is a long-term tax benefit of $ 715,761.00.

     Prior to April 4, 1999, we received revenue from an investment banking and securities brokerage business operated under our former principal officer's license through an independent contractor agreement with a regional securities firm. Those operations have ceased, and now all our income is generated by Global Medical.

     The medical equipment subsidiary purchases for resale used and occasionally new medical equipment to be resold. Global Medical employs personnel that are technically qualified to refurbish both the electronic apparatus as well as structural elements of "hi-tech" medical instruments and machines.

     We maintain our corporate  headquarters  in a leased office located at 1505
E. Weber Street, Suite 120, Tempe, Arizona 85281. No single client accounts for more than 50% of Global Medicals total revenue.

BANKRUPTCY

     Our securities business activities were sharply curtailed by the closure of all business activities maintained by previously existing subsidiaries (other than Global Medical) and their subsequent filings for either Chapter 7 or 11 bankruptcy protection. We were released from Chapter 11 bankruptcy (U.S. Bankruptcy case no. 96-09598-PHX-GBN filed in May of 1996) and administrative surveillance and protection on December 30, 1998. Settlement of all existing debts by minimal cash payments or issue of freely tradable stock has settled all its in a reasonable period of time. New management took over in April of 1999. Management has been approached with merger and or acquisition proposals several times, however, actions regarding such proposals had been postponed until Global Medical reached a stable and profitable trend, which has occurred in fiscal year 2002.

GLOBAL MEDICAL'S LIMITED OPERATING HISTORY MAY CAUSE FUTURE INVESTORS A PROBLEM IN EVALUATING ITS POTENTIAL FOR FUTURE SUCCESS. THIS IN TURN COULD CAUSE US DIFFICULTIES IN RAISING NEEDED CAPITAL.

     Global Medical was formed in 1999. It has a limited operating history and limited historical financial information upon which you can evaluate our existing business and our potential for future success. We face numerous risks, expenses, delays, and uncertainties associated with maintaining a profitable business. Some of these risks and uncertainties relate to our ability to:

     o    increase customer acceptance of our products and services,
     o    develop and renew strategic relationships,
     o    obtain access to new distribution channels,
     o    purchasing used medical equipment at sufficient discounts,

     o obtain parts and supplies to refurbish the used medical equipment acquired for resale,
     o provide or contract for satisfactory customer service and order fulfillment, and
     o    integrate any acquired businesses, technologies and services.

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

WE FACE INTENSE COMPETITION.

     Our ability to compete successfully depends on a number of factors both within and outside our control, including the following:

     o the quality, features, diversity, and prices of our products and services,
     o    our ability to become the supplier of choice for hospital and clinics,
     o    our ability to develop and maintain effective marketing programs,
     o    the quality of our customer service and training,
     o our ability to recognize industry trends and anticipate shifts in changes in medical equipment,
     o the number, nature, and success of our competitors in a given market, and
     o    general market conditions.

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

     We do not employ an experienced sales and marketing team, and have relied on outside consultants. We need to employ experienced sales and marketing personnel to assist in creating sales. Establishing our sales and marketing team will involve a number of risks, including the following:

     o we may not have adequate financial and marketing resources to establish and maintain such a team,
     o we may be unable to hire, retain, integrate and motivate sales and marketing personnel and their support staff, and
     o new sales and marketing personnel may require a substantial period of time to become productive.

OUR FAILURE TO EFFECTIVELY MANAGE OUR GROWTH COULD IMPAIR OUR BUSINESS.

     Our failure to manage our growth effectively could have a material adverse effect on our business, operating results and financial condition. In order to manage our growth, we must take various steps, including the following:

     o    arrange necessary capital to expand our facilities and equipment,
     o    obtain products and services from third parties on a timely basis, and
     o    successfully hire, train, retain and motivate additional employees.

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

ECONOMIC AND GENERAL RISKS OF THE BUSINESS

     Our success will also depend upon factors that are beyond our control and cannot clearly be predicted at this time. Such factors include general economic conditions, changes in tax laws, fluctuating operating expenses, changes in insurance reimbursement for procedures performed at hospitals and clinics, changes in health coverage by governments, and changes in the use of certain types of medical equipment.

NEED FOR ADDITIONAL CAPITAL

     We presently have insufficient capital to acquire other companies in the same business fields of Global Medical. While our management believes it will obtain sufficient funds to make the initial acquisitions it desires to make, no assurances can be made given that we will be able to accomplish these objectives. . No assurances can be given that we will be able to obtain additional capital or, if available, that such capital will be available on terms acceptable to us. If our estimates for capital requirements are not accurate, we may not have sufficient funds to complete the initiation of the marketing plan or the continuation of acquiring more business and will be required to seek additional capital through private offerings of equity securities.

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

COMPETITION

     Our competitors in the area of acquiring, refurbishing and selling used medical equipment probably have greater experience and financial, technical, human and other resources than we do. We expect that we will face intense competition from these and other unknown or future competitors. We are engaged in highly competitive businesses. Our services and potential products are similar to those supplied or capable of being supplied by a number of companies, some of which have substantially greater financial and technological resources and production and marketing capabilities. Principal competitive factors include
(1) size of the firm, (2) the capability of technical and sales staff, (3) the capacity to be innovative and (4) quick response time. Each of our competitors is directly competitive with most of our services or products.

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

RISK OF PRODUCT LIABILITY

     The nature of Global Medicals' business exposes it to risk from product liability claims. Global Medical currently maintains product liability insurance for its products, with limits of $1,000,000 per occurrence and $2,000,000 in the aggregate per annum.

     However, such coverage is becoming increasingly expensive and there can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be successful in maintaining adequate product liability insurance at commercially reasonable rates. To date, no product liability claims have been asserted against Global Medical. Any losses that Global Medical may suffer as a result of any future liability claims or claims in excess of Global Medicals' coverage, may have a material adverse effect on our business, financial condition, and results of operations. In addition, any product liability litigation may have a material adverse effect on the reputation and marketability of Global Medicals' products.

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

DEPENDENCE UPON KEY PARTIES

     We have several relationships with third parties that are crucial to our ability to execute our business plan.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS.

     Our common stock has been inactive or very limited in trading during the last several years. Subsequent to our initial public offering effective November 12, 1986, for approximately a year and a half, our common stock traded on the NASDAQ Stock Market under the symbol "CEPA". Later, as we requested de-listing, the issue continued trading on the "Pink Sheet" market or through the "Bulletin Board" system. The stock started trading again in 2002 and now trades under the symbol "CYPC".

               Fiscal 2003                                Price
               -----------                               -------
               First Quarter                             Unknown
               Second Quarter                            Unknown
               Third Quarter                             Unknown
               Fourth Quarter                            Unknown

     As of September 30, 2003, there were 400 shareholders of record.

     Price range of common stock during this fiscal year: it is management's recollection that common stock traded sporadically in pennies, between 3 cents and $1.00 however, no regular trading activity was experienced.

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

                                  YEAR ENDED       YEAR ENDED       YEAR ENDED
                                 SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                     2003             2002             2001
                                 -------------    -------------    -------------
STATEMENTS OF OPERATIONS:

REVENUE
  MEDICAL EQUIPMENT SALES        $     736,316    $   1,267,070    $     938,312
  FINANCIAL SERVICES                                     26,054           35,193

TOTAL SALES                            736,316        1,293,124          973,505

COSTS OF GOOD SOLD                     262,738          756,425          579,471

GROSS PROFIT                           473,578          536,699          394,034

EXPENSES
  OPERATIONS/G&A                       467,482          367,399          267,411
  DEDUCT CANCUN INVENTORY              312,550

TOTAL EXPENSE                          780,032          367,399          267,411

INCOME BEFORE PROVISION FOR
INCOME TAXES                          (306,454)         169,300          126,623

PROVISION FOR INCOME TAXES                               66,491           50,442

NET INCOME (LOSS)                     (306,454)         102,809           76,181
                                 =============    =============    =============
BASIC EARNINGS
  (LOSS) PER COMMON SHARE                (0.09)            0.03             0.03

AVERAGE WEIGHTED NUMBER
  OF COMMON SHARES                   3,535,200        2,941,621        2,941,621

DILUTED EARNINGS PER SHARE               (0.09)            0.02             0.02

DILUTED AVERAGE WEIGHTED
  NUMBER OF COMMON SHARES            3,535,200        4,120,021        4,120,021

The notes to the financial statements, set forth on pages F-9 through F-14, are an integral part of this Comparative Statement of Operations.

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

     During the last five fiscal years, 1999 through 2003 we derived our revenue from sales within the State of Arizona and in Mexico. Cost of sales include the purchasing and refurbishing of used medical equipment, new medical equipment and supplies, parts and contract labor. Operating expenses include general corporate expenses, sales salaries, taxes, and rent, as well as the cost of support services to maintain proper records and import equipment into Mexico.

     Approximately ninety five percent (95%) of our sales during fiscal 2003 occurred because of direct sales. Most of these sales were from long standing relationships, or referrals from existing clients. We have not initiated any formal marketing due to the need for additional capital that must be present prior to accepting additional workload. The primary method of selling has been from "word of mouth referral", we have focused on ensuring that the existing customers are treated well and honestly and we have grown steadily each year. Sales terms have been very flexible in order to assist the clients with their purchases, however, this has placed a burden on our cash flow. We obtain a deposit for the equipment before any deliveries are made and extend payment terms of up to one year to pay. The deposit received usually covers the cost of the goods sold thus limiting exposure to just the profits on the sale. We have been fortunate not to have had any significant bad debt to date, and have maintained title to the equipment being internally financed until final payment is made by utilizing a form of rental/purchase process for all of our clients in Mexico.

     When we import the goods to Mexico that we intend to finance or that have a balance still due, we import in the name of our Mexican affiliate, (Olivia Martinez Sanchez or Manuel Francisco Amavizca), and then provide final Mexican invoice giving title to the client once final payment for the merchandise has been received. In the event a client cannot pay we can recover the equipment without litigation because title to the equipment was not given to the client who is using it.

     During 2003 we took back into inventory equipment that had been sold to a hospital in Cancun, Mexico because the hospital was unable to pay. We are currently negotiating with the new management of the hospital for a suitable settlement, however, we may be forced to use litigation in order to recover damages. Although management does anticipate that this equipment will be resold or returned to the hospital for equity in the hospital, there can be no assurance of this, therefore, this inventory is being removed from the Company's books until this issue is resolved. We have not had to recover any equipment for lack of payment in the previous three years. We have a thirty-day return policy and a customer satisfaction guarantee. Any customer that is not happy with the product can return it or we will do whatever is necessary to repair the defect. We have had no customers return merchandise on this 30-day guarantee. We expect this to continue and do not expect returns for the next year.

     All revenue is recognized when shipped. We do currently offer extended terms on the sales of our products. However, we intend to create a separate division that can process the financing in the future.

     There are no particular external business conditions that have affected our business in the past, however, the war with Iraq had a significant impact on sales during the second and third quarters of fiscal 2003. Sales of healthcare related products have increased in past years and are expected to continue to increase for the foreseeable future. We plan to raise additional capital as quickly as possible and begin acquiring other companies that can enhance our sales and take advantage of the increasing demand in the market. It is essential that we stabilize our stock price at a reasonable value. This is necessary in order to raise capital through the sale of additional shares without significantly diluting the value of shares owned by the current shareholders. We are currently discussing merger plans with several medical equipment sales companies that are also profitable, however we cannot initiate any mergers until the stock price is stabilized and additional capital is raised. We expect that sales will show a significant increase beginning in 2004, provided additional capital is raised to support growth. There are no seasonal or other aspects in our financial performance.

     Revenues have been derived primarily from the Mexican market in the past. However, it is anticipated that revenues will be more evenly distributed between domestic and overseas sales as we acquire additional companies that actively market within the United States.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDING SEPTEMBER 30, 2003, SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     REVENUE. Total revenue for the fiscal years ending September 30, 2003, September 30, 2002 and September 30, 2001 were $736,316, $1,293,124, and
$973,505, respectively. The twelve month period ending September 30, 2003 saw sales of medical equipment of $694,441 and equipment repair service revenue of $41,875, and the twelve month period ending September 30, 2002 saw sales of medical equipment of $1,267,070 and securities trading revenue of $26,054, and the twelve month period ending September 30, 2001 saw sales of medical equipment of $938,312 and securities trading revenue of $35,193. The change in revenue is attributable to a considerable decrease in sales revenue resulting from two factors, the war with Iraq, and managements emphasis on raising new capital and seeking merger partners. The July 1, 2003 acquisition of the service company, Applied Medical Technologies, increased service revenue over the previous years despite providing only three months of revenue.

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the fiscal year ending September 30, 2003, September 30, 2002 and September 30, 2001 were

$262,738, $756,425, and $579,471, respectively. Cost of goods sold for the fiscal years ending September 30, 2003, September 30, 2002, and September 30, 2001 were approximately 36% of total revenue, 58% of total revenue, and approximately 59% of total revenue. The decrease in cost of goods sold of $262,738 or approximately 36% of total revenue of fiscal year ending September 30, 2003 is primarily attributable to increased sale of older existing inventory and reduced overall sales volume.

     Gross profit for the fiscal year ended September 30, 2003 was $473,578 or approximately 64%, gross profit for the fiscal year ending September 30, 2002 was $536,699 or approximately 42% of total revenue, and gross profit for the fiscal year ended September 30, 2001 was $394,034 or approximately 40% of total revenue. The higher percentage of gross profit in fiscal year 2003 as compared to fiscal year 2002 is primarily attributable to the benefit of lower cost of goods resulting from selling some of the older inventory. In 2002 we had contracts that required us to supply many pieces of new equipment with smaller profit margins.

     SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, Marketing, General and Administrative expenses for the fiscal year ended September 30, 2003, September 30, 2002, and September 30, 2001 were $467,482, $367,399, and
267,411 respectively. Sales, Marketing, General and Administrative expenses for fiscal year ended September 30, 2003 were approximately $100,000 greater than those of fiscal year ended September 30, 2002 due increased cost for legal and accounting fees associated with preparation and promotion of private placement documents, and costs incurred in recovering inventory from the hospital in Cancun Mexico.

     INTEREST EXPENSE. Interest expense for the fiscal years ended September 30, 2003, September 30, 2002 and September 30, 2001 was $-0-, $-0- and $-0-,
respectively. We have internally financed all growth through operating funds and have elected to avoid all forms of debt financing that can pose a potential threat to us.

     NET INCOME BEFORE INCOME TAXES. Net income before income taxes for the fiscal year ended September 30, 2003, September 30, 2002 and September 30, 2001, were $(306,454), $169,300, and $126,623, respectively. The decrease to $(306,454) in fiscal 2003 as compared to fiscal 2001 is primarily the result of the deduction of inventory from the Cancun Hospital, increased operating expenses, deferred sales revenue resulting from our equipment financing program, and the decrease in sales volume during the fiscal year as a result of the war in Iraq.

     PROVISION FOR INCOME TAXES. As of September 30, 2003, we had a net operating loss carry forward balance of approximately $2,727,728 from losses incurred prior to 1999, and from the Cancun inventory deduction in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At September 30, 2003 we had a positive working capital of $46,628. At September 30, 2002, we had a negative working capital of $43,380, and at September 30, 2001, we had a positive working capital of $174,074. Current assets decreased to $626,294 at the twelve months ended September 30, 2003 from $791,411 at the twelve months ended September 30, 2002. Current assets were $480,076 at

September 30, 2001. The changes were due primarily to changes in inventory from Cancun.

     Our operating activities used net cash during the years ended September 30, 2003 and September 30, 2002 of $3,084 and $46,787 respectively, as compared to net cash inflow during the fiscal year ended September 30, 2001 of $106,816. The major element contributing to net operating cash flow was cash paid for general and administrative, increased account receivables, and inventory purchases.

     At the end of the fiscal year ended September 30, 2003, we had current notes payable outstanding of $85,000. This note resulted from a no-interest short-term loan from CEO, Mr. David L. Hadley. Mr. Hadley has agreed to accept repayment from current receivables or may accept repayment in the form of restricted shares of preferred stock at the share price .15 cents. This is the only note payable. The current note payable during this period of time bore interest at rates of 0% per annum. As of September 30, 2003, we had a total long-term debt of $272,229.

     The long-term debt still on the balance sheet as of September 30, 2003 was for the loan from officer in 2002.

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

     UNLESS WE RAISE ADDITIONAL CAPITAL TO EXPAND OUR BUSINESS, WE MAY NOT BE ABLE TO MEET OUR GROWTH EXPECTATIONS FOR THE COMING YEAR.

CAPITAL STOCK

     We have total authorized capital of 105,000,000 shares consisting of 100,000,000 shares of common stock, $.04 par value per share and 5,000,000 shares of preferred stock, $.05 par value per share. There are currently 4,400,021 shares of common stock issued and outstanding, and -0- shares of preferred shares issued. Options

     There are currently no option agreements in place or granted, except for the potential conversion of debt owed to officer for loan.

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

ITEM 7. FINANCIAL STATEMENTS

                      CENTURY PACIFIC FINANCIAL CORPORATION


                              FINANCIAL STATEMENTS

                               September 30, 2003
                               September 30, 2002

                                TABLE OF CONTENTS


                                                                         PAGE

COVER SHEET..............................................................F-1

TABLE OF CONTENTS........................................................F-2

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT.........................F-3

BALANCE SHEETS, ASSETS...................................................F-4

BALANCE SHEETS, LIABILITIES AND STOCKHOLDERS' EQUITY.....................F-5

STATEMENTS OF OPERATIONS.................................................F-6

STATEMENTS OF STOCKHOLDERS' EQUITY.......................................F-7

STATEMENTS OF CASH FLOWS.................................................F-8

NOTES TO FINANCIAL STATEMENTS............................................F-9-14

                            SHELLEY INTERNATIONAL CPA
                               161 E. 1ST. ST. #1
                                 MESA, AZ 85201
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors/Audit Committee
Century Pacific Financial Corporation

I have audited the accompanying balance sheet of Century Pacific Financial Corporation as of September 30, 2003 and 2002 and the related statements of operations, stockholders' equity, and cash flows for each of the years ended September 30, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Financial Corporation as of September 30, 2003 and 2002 and the related statements of operations, stockholders' equity, and cash flows for the each of the three years ended September 30, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Shelley International CPA

February 4, 2004
Mesa, Arizona

                                        /s/ SHELLEY INTL CPA

                     CENTURY PACIFIC FINANCIAL CORPORATION
                           Consolidated Balance Sheet
                       as of September 30, 2003 and 2002

                                     ASSETS

                                                September 30,      September 30,
                                                    2003               2002
                                                -------------      -------------
CURRENT ASSETS
   Cash                                                                    3,084
   Receivables, net                                   282,469            462,295
   Inventory                                          279,825            257,205
   Current Tax Benefit                                 64,000             64,000
   Prepaid Expenses                                                        4,827
                                                --------------------------------

   Total Current Assets                               626,294            791,411
                                                --------------------------------

EQUIPMENT, net                                         74,371             57,783
                                                --------------------------------

OTHER ASSETS
   Investment in Client Files                         500,000            500,000
   Long Term Tax Benefit                              715,761            715,761
   Other Investments                                   12,900
   Deposits                                             7,800              7,800
                                                --------------------------------

   Total Other Assets                               1,236,461          1,223,561
                                                --------------------------------

TOTAL ASSETS                                        1,937,126          2,072,755
                                                ================================



















         The accompanying notes are an integral part of these statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                           Consolidated Balance Sheet
                        as of September 30, 2003 and 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,     September 30,
                                                    2003              2002
                                                -------------     -------------

CURRENT LIABILITIES
   Bank Overdraft                                         802
   Accounts Payable                                   149,227           153,583
   Business Purchase                                                    294,600
   Note Payable                                        85,000            85,000
   Accrued Salaries                                    45,000
   Income Taxes Payable                                                  12,314
                                                -------------------------------

   Total Current Liabilities                          280,029           545,497
                                                -------------------------------

Deferred Revenue, net                                  87,693
                                                -------------

   Total Liabilities                                  367,722
                                                -------------

STOCKHOLDERS' EQUITY

  Preferred Stock, authorized
  5,000,000 shares, par $0.05,
  no shares outstanding

  Common Stock, authorized
  100,000,000 shares of stock,
  issued and outstanding 4,400,021
  and 2,941,621 shares issued and
  outstanding at September 30, 2003
  and 2002 respectfully, par value
  $0.04 per share                                     176,001           117,665

  Additional Paid in Capital                        4,237,744         3,947,480

  Retained Earnings (Loss)                         (2,844,341)       (2,537,887)
                                                -------------------------------

  Total Stockholders' Equity                        1,569,404         1,527,258
                                                -------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                1,937,126         2,072,755
                                                ===============================


         The accompanying notes are an integral part of these statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      Consolidated Statement of Operations
              for the years ended September 30, 2003, 2002 and 2001

                                                  9/30/2003       9/30/2002      9/30/2001
                                                  ----------------------------------------
Revenue
   Equipment Sales                                  694,441       1,267,070        938,312
   Service Revenue                                   41,875          26,054         35,193
                                                  ----------------------------------------

   Total Revenue                                    736,316       1,293,124        973,505
                                                  ----------------------------------------

Cost of Goods Sold                                  262,738         756,425        579,471
                                                  ----------------------------------------

   Gross Profit                                     473,578         536,699        394,034
                                                  ----------------------------------------

Selling, General and Administrative Expenses        467,482         367,399        267,411
Loss on Cancun Hospital Inventory                   312,550
                                                  ----------------------------------------

   Total Expenses                                   780,032         367,399        267,411
                                                  ----------------------------------------

Income Before Income Taxes                         (306,454)        169,300        126,623
                                                  ----------------------------------------

Provision for Income Taxes                               --          66,491         50,442
                                                  ----------------------------------------

Net Income (Loss)                                  (306,454)        102,809         76,181
                                                  ========================================

Basic Earnings per Share                              (0.09)           0.03           0.03
                                                  ----------------------------------------

Weighted Average Number of Shares                 3,535,200       2,941,621      2,941,621
                                                  ----------------------------------------

Diluted Earnings per Share                            (0.09)           0.02           0.03
                                                  ----------------------------------------

Diluted Weighted Average Number of Shares         3,535,200       4,120,021      4,120,021
                                                  ----------------------------------------



           The accompanying notes are an integral part of these notes

               CENTURY PACIFIC FINANCIAL CORPORATION Consolidated
                     Statement of Stockholders' Equity from
                    September 30, 1999 to September 30, 2003

                                     Preferred Stock             Common Stock            Paid in      Retained      Total
                                   Shares      Amount        Shares         Amount       Capital      Earnings      Equity
                                   -----------------------------------------------------------------------------------------
Balance, September 30, 1999                                2,941,621        117,665     3,947,480    (2,874,776)   1,190,369

Retained Earnings (Loss)                                                                                157,899      157,899
                                   -----------------------------------------------------------------------------------------

Balance, September 30, 2000                                2,941,621        117,665      3,947,480   (2,716,877)   1,348,268

Retained Earnings (Loss)                                                                                 76,181       76,181
                                   -----------------------------------------------------------------------------------------

Balance, September 30, 2001                                2,941,621        117,665      3,947,480   (2,640,696)   1,424,449

Retained Earnings (Loss)                                                                                102,809      102,809
                                   -----------------------------------------------------------------------------------------

Balance, September 30, 2002                                2,941,621        117,665      3,947,480   (2,537,887)   1,527,258

S-8 Stock issued for services                                200,000          8,000         22,000                    30,000

Stock exchanged for debt                                      80,000          3,200         20,800                    24,000

Stock exchanged for debt                                   1,178,400         47,136        247,464                   294,600

Retained Earnings (Loss)                                                                               (306,454)    (306,454)
                                   -----------------------------------------------------------------------------------------

Balance, September 30, 2003                                4,400,021        176,001      4,237,744   (2,844,341)   1,569,404
                                   =========================================================================================

On August 12, 2003 the Company had a 2.5 to 1 reverse stock split. This reverse split has been retroactively applied to the schedule above.












         The accompanying notes are an integral part of these statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      Consolidated Statement of Cash Flows
              for the years ended September 30, 2003, 2002 and 2001

                                          9/30/2003     9/30/2002     9/30/2001
                                          -------------------------------------
Operating Activities

Net Income (Loss)                          (306,454)      102,809        76,181

   Changes in Receivables                   179,826      (327,495)       74,260
   Change in Payables                        53,132       148,412        (2,765)
   Depeciation                               20,224        14,345         7,201
   Inventory                                (22,620)      (51,800)        6,237
   Prepaid                                    4,827        21,173       (26,000)
   Deposit                                                 (5,000)       (2,800)
   Deferred Revenue                          87,693
   Stock for Services                        30,000
   Net Change in Tax Benefit                               54,176        41,760
                                          -------------------------------------
   Cash from Operations                      46,628       (43,380)      174,074
                                          -------------------------------------
Investing Activities
   Purchae of Investments                    12,900
   Purchase of Business                                    66,427
   Purchase of Equipment                     36,812        21,980        49,453
                                          -------------------------------------
   Cash Used for Investing                   49,712        88,407        49,453
                                          -------------------------------------
Financing Activities

      Note Payable                                         85,000       (17,805)
                                          -------------------------------------
      Cash from Financing                                  85,000       (17,805)
                                          -------------------------------------
Net Change in Cash                           (3,084)      (46,787)      106,816

Beginning Cash Balance                        3,084        49,871       (56,945)
                                          -------------------------------------
Ending Cash Balance                              --         3,084        49,871
                                          =====================================
Significant non cash transactions

Year 2003
     Stock for debt totaling 1,258,400 shares valued at $318,600 Stock for services 200,000 shares valued at $30,000

Additional Disclosures

Year 2003
     Interest paid $0, Taxes paid $6,500
Year 2002
     Interest paid $0, Taxes paid $9,682
Year 2001
     Interest paid $0, Taxes paid $8,529

                      CENTURY PACIFIC FINANCIAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1.  GENERAL BUSINESS AND ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Century Pacific Financial Corporation (the Company) was organized as a Delaware corporation on December 29, 1982. The Company currently has two wholly owned subsidiaries, Century Pacific Fidelity Corporation and Global Medical Technologies, Inc. Century Pacific Fidelity Corporation is totally inactive at this time and is without assets or debts. Global Medical Technologies, Inc. was formed on April 4, 1999 to buy and sell refurbished medical equipment

BASIS

The financial statements are prepared following accounting principles generally accepted in the United States of America.

REVENUE RECOGNITION

For the medical equipment sales the revenue is recognized upon shipment, FOB destination for equipment delivered by the Company and FOB shipping point for shipments made through common carrier. For the repair services, revenue is recognized when the service is rendered.

For certain sales, payment are extended wither for six months or twelve months. These sales are recognized ratably over the payment period. The net deferred revenue represents the portion of these sales not yet recognized.

ACCOUNTS RECEIVABLE

The detail of Accounts Receivable is listed below.

                                                  9/30/03       9/30/02
                                                  -------       -------

     Gross Accounts Receivable                    307,031       471,730
     Allowance for Doubtful Accounts              (24,562)       (9,435)
                                                  -------       -------
     Net Amount                                   282,469       462,295
                                                  -------       -------

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. Most medical equipment is bought and sold with little or no refurbishing. When refurbishing is done that actual costs is included in the cost of the inventory. Inventory at September 30, 2003 and 2002 consists of the following:

                                                  9/30/03       9/30/02
                                                  -------       -------

     Inventory in Arizona                         279,825       257,205
                                                  -------       -------

EQUIPMENT AND VEHICLES

Equipment and vehicles are depreciated using the straight-line method over the estimated useful lives, which is five years.

Fixed assets at September 30, 2003 and 2002 consist of the following:

                                                  9/30/03       9/30/02
                                                  -------       -------

     Office Equipment and Furniture                64,592        27,780
     Vehicles, Forklift                            54,933        54,933
     Less: Accumulated depreciation               (45,154)      (24,930)
                                                 --------      --------
                                                 $ 74,371      $ 57,783
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

STOCK BASED COMPENSATION

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and as amended by SFAS No. 148

CONCENTRATION OF CREDIT RISK

Periodically during the year, the Company may maintain its cash in financial institutions in excess of amounts insured by the US federal government.

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense totaled $2,372 for the year ended September 30, 2003, $0 for the year ended September 30, 2002 and $0 for the year ended September 30, 2001.

NOTE 2.  STOCKHOLDERS' EQUITY

The Company has no options or warrants outstanding as of the end of September 30, 2003.

In June 2002 the Company had a 7 to 1 reverse stock split. This reverse stock split has been retroactively applied to all years shown on the financial statements.

On August 8, 2003 the Company converted the debt owed to a related company, Natural Technologies to stock. The debt of $294,600 was converted to 2,946,000 shares of restricted common stock per the 1999 agreement.

On August 8, 2003 the Company converted $24,000 of note payable debt to 80,000 shares of restricted common stock.

On August 12, 2003 the Company had another reverse stock split of 2.5 to 1.

September 2003 the Company issued 200,000 common stock for consulting services valued at $30,000.

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

The components of deferred taxes assets at year-ends September 30 are as follows:

                                              2003       2002       2001
                                             -------    -------    -------

     Tax effect of net operating losses      779,801    776,801    827,718
     Other                                         0      2,960      5,979
                                             -------    -------    -------

     Net Deferred Tax Asset                  779,801    779,761    875,697
                                             -------    -------    -------

The estimated federal Net Operating Loss carry-forwards for the Company and the corresponding expiration dates are listed below as of September 30, 2003.

                                              Amount            Last year
                                            ---------           ---------

     Amount available from year 1991          493,179             2006
     Amount available from year 1992        1,205,511             2007
     Amount available from year 1993          626,560             2008
     Amount available from year 1994           80,024             2009
     Amount available from year 1995           20,249             2010
     Amount available from year 1996            1,593             2011
     Amount available from year 1998              387             2018
     Amount available from year 2003          300,225             2023

     Total NOL as of 9/30/2003              2,727,728
                                            ---------

The provision for income taxes was calculated as follows.

                                             9/30/03    9/30/02    9/30/01
                                             -------    -------    -------
     Net change in the
        deferred tax benefit                       0     41,760      4,668
     Current taxes payable
        (state income taxes)                       0      9,682      3,498
                                             -------    -------    -------

     Provision for Income Taxes                    0     50,442      8,166
                                             -------    -------    -------

NOTE 4.  CONTINGENCIES AND COMMITMENTS

The Company's medical equipment offices and warehouse have a future lease expense illustrated below.

                          Year 1      Year 2      Year 3      Year 4      Year 5
                          ------      ------      ------      ------      ------

Real Estate Leases        52,188      30,000      30,000           0           0

The Company sells most of its products to Mexico through a sales agent. If that agent were no longer available, it would cost the Company time and resources to establish another relationship.

NOTE 5.  RELATED PARTIES TRANSACTIONS

The Company shares office space with Natural Technologies, Inc. Natural Technologies, Inc. is a major shareholder of the Company.

During the previous year the Company borrowed from an officer $85,000 for operations. This is a demand note with no interest.

NOTE 6.  RELIANCE ON PRESIDENT

The president of the Company is the person who has the experience to buy and sell used medical equipment at a profit. If he were to no longer be able or willing to function in that capacity the Company would be severely affected.

NOTE 7.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent relevant accounting standards SFAS 146-148 and their effect on the Company.

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

NOTE 8.  CONCENTRATION OF BUSINESS

Of the total sales for the year ended 9/30/02, one customer represented 55% of the total sales revenue, which was $696,640 sales of the total of $1,267,070. The hospital debt has proven to be non-collectable. A large write off was taken to recognize the loss of inventory.

NOTE 9.  SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue based upon internal accounting methods. For the years 2002 and prior management divided revenue into two categories, sales of equipment and repair services. These two categories are shown on the face of the statement of operations.

NOTE 10. CANCUN HOSPITAL DEBT WRITE OFF

A hospital  customer  in Cancun,  Mexico that  purchased a large  portion of the
Company's products during the previous year has experienced financial difficulty, become insolvent, and is being reorganized under new management. The hospital has continued to operate.

Negotiations with the new hospital management have progressed very slowly over the last year. The hospital has not been willing to finalize an agreement. It could be possible that the Company will not be able to recover all the inventory associated with the hospital. Although management expects to complete a deal for the value of this remaining inventory to the new hospital owners, it is at risk. The total inventory associated with the hospital is $312,550. Management has decided to write off this inventory value at this point. Notwithstanding this, management plans to vigorously pursue all legal remedies to resolve this matter.

NOTE 11. NOTE PAYABLE

During the previous year the Company borrowed from a shareholder $85,000 for operations. This is a demand note with no interest.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(a) OF THE EXCHANGE ACT.

     The following table sets forth certain information regarding our directors, executive officers, and certain key employees:

     NAME                         AGE          POSITION
     ----                         ---          --------
     David L. Hadley(1)            51          President, Chief Executive
                                               Officer and Chairman of the
                                               Board
     Pamela Mairel                 48          Vice President of Operations
     Tommy Ly                      37          Vice President and Member of
                                               the Board
     Syed M. Huq                   57          Secretary and Member of the
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

Syed M. Huq is the Secretary, and is a member of the Board. He graduated with honors from Long Island University in New York with an MBA in 1977. He worked as the Director of International Credit and Treasury Services for Honeywell International, Inc. where he was responsible for 170 people and a monthly receivable portfolio of $1.5 billion. He is the recipient of several corporate special recognition awards during his 27 years with Honeywell, and has taught International Business Management at Western International University. He is married with two children and is also multi-lingual.

CODE OF ETHICS

     We do not have a written code of ethics that applies to our principal executive officer, our principal financial officer, our principal accounting officer or our controller, or persons performing similar functions, and do not need one at this time. At the present time, our chief executive, David Hadley, a man of outstanding reputation and who has the confidence of our Board of Directors and major shareholders, is performing those functions and is being compensated with stock in our Company. When we grow and have more employees, we will revisit the provisions of Item 406 of Regulation S-B of the Securities & Exchange Commission to determine if we need a written code of ethics.

ITEM 10. EXECUTIVE COMPENSATION

OFFICERS SALARIES              YEAR             SALARY        OTHER COMPENSATION
-----------------              ----             ------        ------------------

David L. Hadley(1)             2003            $60,000             $20,500

------------------
(1) David L. Hadley has served as our Chairman of the Board, Chief Executive Officer and President. David L. Hadley has no stock options to purchase shares of common stock. Mr. Hadley's compensation for the year 2002 has been accrued at $20.500.00 on our books.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to beneficial ownership of our common stock as of September 30, 2002 by (i) each of our directors and executive officers, (ii) all of our directors and executive officers as a group and (iii) each other person known by us to be the beneficial owner of more than five percent of our common stock:

                                                       SHARES BENEFICIALLY OWNED
                                                       -------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                   NUMBER            PERCENT
------------------------------------                   ------            -------

DIRECTORS AND EXECUTIVE OFFICERS (1)

David L. Hadley                                       1,955,287           44.0%
All directors and officers as a group                 1,955,287           44.0%

NON-MANAGEMENT 5% STOCKHOLDER

None

------------------
(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table have sole voting and investing power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, each of such persons may be reached through us at 1505 E. Weber Dr., Suite 120, Tempe, AZ. 85281.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We lease our office space and have approximately one year left on our existing lease.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          31.1      Certification  of the Chief  Executive  Officer  Pursuant to
                    Section 302 of the Sarbanes-Oxley Act
          31.2      Certification  of the Chief  Financial  Officer  Pursuant to
                    Section 302 of the Sarbanes-Oxley Act
          32.1      Certification  of the Chief  Executive  Officer  Pursuant to
                    Section 906 of the Sarbanes-Oxley Act
          32.2      Certification  of the Chief  Financial  Officer  Pursuant to
                    Section 906 of the Sarbanes-Oxley Act

     (b)  REPORTS ON FORM 8-K

          The Company did not file any reports on Form 8-K during the 2003 fiscal year.

ITEM 14. CONTROLS  AND PROCEDURES

REVIEW OF CONTROLS AND PROCEDURES

     Our principal executive officer and principal financial officer, David Hadley, after reviewing and evaluating our disclosure controls and procedures within 90 days prior to the filing of this annual report has concluded that our disclosure controls and procedures are adequate for our size business. There have been no significant changes in our internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.

CRITICAL ACCOUNTING POLICIES

     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States. Preparing financing statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. The critical accounting policies for us are the costing of inventory.

ITEM 15. AUDITOR FEES

     Audit and review fees billed for the year ending September 30, 2002 were $15,000. Audit and review fees for the year ended September 30, 2003 were $15,575. These fees were all for normal audit and review services associated with the 10KSB and 10QSB filings.

     No other services were provided by the auditor. The federal and state tax returns were prepared by the auditor.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTURY PACIFIC FINANCIAL CORPORATION


Date:  February 10, 2004                By:  /s/ David Hadley
                                             -----------------------------------
                                             David L. Hadley
                                             President, Director and
                                             Chief Executive Officer