Form 10QSB
period 2003-12-31
CENTURY PACIFIC FINANCIAL CORP
filed 2004-02-24
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2003

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

Check whether the Issuer has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 31, 2003, there were 4,400,021 shares of the registrant's Common Stock outstanding.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent report on Form 10-KSB.

                      CENTURY PACIFIC FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
                 AS OF DECEMBER 31, 2003 AND SEPTEMBER 30, 2003
                                   (UNAUDITED)


                                     ASSETS

                                                12/31/2003            9/30/2003
                                                ----------           ----------
CURRENT ASSETS
   Cash                                         $    7,225           $       --
   Receivables, net                                265,002              282,469
   Inventory                                       279,325              279,825
   Deferred Income Taxes                                --               64,000
   Prepaid Expenses                                  3,729                   --
                                                ----------           ----------

   Total Current Assets                            555,281              626,294
                                                ----------           ----------

EQUIPMENT, net                                      70,340               74,371
                                                ----------           ----------
OTHER ASSETS

   Investment in Client Files                      500,000              500,000
   Deferred Income Taxes                           773,758              715,761
   Other Investments                                12,900               12,900
   Deposits                                          7,800                7,800
                                                ----------           ----------

   Total Other Assets                            1,294,458            1,236,461
                                                ----------           ----------

TOTAL ASSETS                                    $1,920,079           $1,937,126
                                                ==========           ==========


        The accompanying notes are an integral part of these statements.

                      CENTURY PACIFIC FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEET
                        AS OF DECEMBER 31, 2003 AND 2003
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                12/31/2003            9/30/2003
                                                ----------           ----------
CURRENT LIABILITIES
   Bank Overdraft                               $       --           $      802
   Accounts Payable                                138,470              149,227
   Note Payable                                     85,000               85,000
   Accrued Salaries                                 45,000               45,000
                                                ----------           ----------

   Total Current Liabilities                       268,470              280,029
                                                ----------           ----------

Deferred Revenue                                    60,921               87,693
                                                ----------           ----------

   Total Liabilities                               329,391              367,722
                                                ----------           ----------

STOCKHOLDERS' EQUITY

   Preferred Stock, authorized
   5,000,000 shares, par $0.05,
   no shares outstanding                                --                   --

   Common Stock, authorized
   100,000,000 shares of stock, par
   value $0.04 per share issued and
   outstanding 4,400,021 and 2,941,621
   shares issued and outstanding at
   December 31, 2003 and 2002, respectfully        176,001              176,001

   Paid in Capital                               4,237,744            4,237,744

   Accumulated Deficit                          (2,823,057)          (2,844,341)
                                                ----------           ----------

   Total Stockholders' Equity                    1,590,688            1,569,404
                                                ----------           ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,920,079           $1,937,126
                                                ==========           ==========

        The accompanying notes are an integral part of these statements.

                      CENTURY PACIFIC FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                12/31/2003           12/31/2002
                                                -------------------------------
Revenue

   Equipment Sales                              $  201,386           $  295,374
   Repair Service Revenue                           38,124                   --
                                                ----------           ----------

   Total Revenue                                   239,510              295,374
                                                ----------           ----------
Cost of Goods Sold

   Cost of Equipment Sales                          90,760              126,266
   Cost of Repairs                                   4,175                   --
                                                ----------           ----------

   Total Cost of Goods Sold                         94,935              126,266
                                                ----------           ----------

   Gross Profit                                    144,575              169,108
                                                ----------           ----------

Selling, general and administrative expenses       117,288              136,031
                                                ----------           ----------

   Total Expenses                                  117,288              136,031
                                                ----------           ----------

Income Before Income Taxes                          27,287               33,077
                                                ----------           ----------

Provision for Income Taxes                           6,003                6,703
                                                ----------           ----------

Net Income (Loss)                               $   21,284           $   26,374
                                                ==========           ==========

Basic Earnings (Loss) per Share                          *                 0.01
                                                ----------           ----------

Weighted Average Number of Shares                4,400,021            2,941,621
                                                ----------           ----------

Diluted Earnings per Share                                           $     0.01
                                                                     ----------

Diluted Weighted Average Number of Shares                             4,120,021
                                                                     ----------
-------------------
* = less than $0.01


        The accompanying notes are an integral part of these statements.

                      CENTURY PACIFIC FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                12/31/2003           12/31/2002
                                                -------------------------------
Operating Activities:

Net Income (Loss)                               $   21,284           $   26,374

   Changes in Receivables                           17,467              (38,489)
   Change in Payables                              (11,559)             (18,660)
   Depreciation                                      5,056                4,273
   Inventory                                           500               23,775
   Prepaid Expenses                                 (3,729)                  --
   Deposits                                             --               (5,000)
   Deferred Revenue                                (26,772)                  --
   Net Change in Deferred Tax Assets                 6,003                4,575
                                                ----------           ----------

   Cash from Operations                              8,250               (3,152)
                                                ----------           ----------
Investing Activities:

   Purchase of Investments                              --                9,200
   Purchase of Business Assets                          --                   --
   Purchase of Equipment                             1,025                8,307
                                                ----------           ----------

   Cash Used for Investing                           1,025               17,507
                                                ----------           ----------
Financing Activities:

   Note Payable                                         --               24,000
                                                ----------           ----------

   Cash from Financing                                  --               24,000
                                                ----------           ----------
Net Change in Cash                                   7,225                3,341

Beginning Cash Balance                                  --                3,084
                                                ----------           ----------

Ending Cash Balance                             $    7,225           $    6,425
                                                ==========           ==========


Significant non cash transactions:  None

Additional  Disclosures:
Year 2003 - Interest paid $0, Taxes  paid $0
Year 2002 - Interest paid $0, Taxes paid $5,000
Year 2001 - Interest paid $0, Taxes paid $8,529


        The accompanying notes are an integral part of these statements.

                      CENTURY PACIFIC FINANCIAL CORPORATION

                     STATEMENT OF STOCKHOLDERS' EQUITY FROM
                     SEPTEMBER 30, 1999 TO DECEMBER 31, 2003

                              Common Stock
                          --------------------    Paid In       Retained       Total
                            Shares     Amount     Capital       Earnings       Equity
                          ---------   --------   ----------   -----------    ----------
Balance 9/30/99           2,941,621   $117,665   $3,947,480   $(2,874,776)   $1,190,369
Retained Earnings                                                 157,899       157,899
                          ---------   --------   ----------   -----------    ----------

Balance 9/30/00           2,941,621    117,665    3,947,480    (2,716,877)    1,348,268
Retained Earnings                                                  76,181        76,181
                          ---------   --------   ----------   -----------    ----------

Balance 9/30/01           2,941,621    117,665    3,947,480    (2,640,696)    1,424,449
Retained Earnings                                                 102,809       102,809
                          ---------   --------   ----------   -----------    ----------

Balance 9/30/02           2,941,621    117,665    3,947,480    (2,537,887)    1,527,258

S-8 Stock Issued            200,000      8,000       22,000                      30,000
for Services in
September 2003

Common Stock for             80,000      3,200       20,800                      24,000
Debt on 8/8/2003

Common Stock for          1,178,400     47,136      247,464                     294,600
Debt on 8/8/2003

Retained Earnings (loss)                                         (306,454)     (306,454)
                          ---------   --------   ----------   -----------    ----------

Balance 9/30/2003         4,400,021    176,001    4,237,744    (2,844,341)    1,569,404
Retained Earnings                                                  21,284        21,284
                          ---------   --------   ----------   -----------    ----------
Balance 12/31/2003        4,400,021   $176,001   $4,237,744   $(2,823,057)   $1,590,688
                          =========   ========   ==========   ===========    ==========

On August 12, 2003 the Company had a 2.5 to 1 reverse stock split. This reverse split has been retroactively applied to the schedule above


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

BASIS

The financial statements are prepared following accounting principles generally accepted in the United States of America. All inter-company entries have been eliminated.

REVENUE RECOGNITION

For the medical equipment sales the revenue is recognized upon shipment, FOB destination for equipment delivered by the Company and FOB shipping point for shipments made through common carrier. For the repair services, revenue is recognized when the service is rendered.

For certain sales, payments are extended either for six months or twelve months. These sales are recognized ratably over the payment period. The net deferred revenue represents the portion of these sales not yet recognized.

ACCOUNTS RECEIVABLE

The detail of Accounts Receivable is listed below.

                                               12/31/03     9/30/03
                                               --------    --------

       Gross Accounts Receivable               $289,564    $307,031
       Allowance for Doubtful Accounts          (24,562)    (24,562)
                                               --------    --------
       Net Amount                              $265,002    $282,469
                                               ========    ========

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out). Most medical equipment is bought and sold with little or no refurbishing. When refurbishing is done, actual costs are included in the inventory costs. All inventory is located in Arizona.

EQUIPMENT AND VEHICLES

Equipment and vehicles are depreciated using the straight-line method over their five year estimated useful lives.

Fixed assets consist of the following:

                                               12/31/03     9/30/03
                                               --------    --------

       Office Equipment and Furniture          $ 65,617    $ 64,592
       Vehicles, Forklift                        54,933      54,933
       Less: Accumulated depreciation           (50,210)    (45,154)
                                               --------    --------
                                               $ 70,340    $ 74,371
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

ADVERTISING

Advertising costs are expensed as incurred. Advertising expense totaled $0 for the quarter ended December 31, 2003, $0 for the quarter ended December 31, 2002 and $0 for the quarter ended December 31, 2001.

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

In September 2003 the Company issued 200,000 shares of common stock for consulting services valued at $30,000.

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

The components of deferred taxes assets at year-ends September 30 are as follows:

                                                 2003        2002        2001
                                               --------    --------    --------

       Tax effect of net operating losses      $779,801    $776,801    $827,718
       Other                                          0       2,960       5,979
                                               --------    --------    --------
       Net Deferred Tax Asset                  $779,801    $779,761    $875,697
                                               ========    ========    ========

The estimated federal Net Operating Loss carry-forwards for the Company and the corresponding expiration dates are listed below as of September 30, 2003.

                                                       Amount        Last year
                                                     ----------      ---------
       Amount available from year 1991               $  493,179        2006
       Amount available from year 1992                1,205,511        2007
       Amount available from year 1993                  626,560        2008
       Amount available from year 1994                   80,024        2009
       Amount available from year 1995                   20,249        2010
       Amount available from year 1996                    1,593        2011
       Amount available from year 1998                      387        2018
       Amount available from year 2003                  300,225        2023
                                                     ----------
       Total                                         $2,727,728
                                                     ==========

The provision for income taxes was calculated as follows.

                                             9/30/03    9/30/02    9/30/01
                                             -------    -------    -------
     Net change in the
        deferred tax benefit                 $     0    $41,760    $ 4,668
     Current taxes payable
        (state income taxes)                       0      9,682      3,498
                                             -------    -------    -------
     Provision for Income Taxes              $     0    $50,442    $ 8,166
                                             =======    =======    =======

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

SFAS 147 ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS - AN AMENDMENT OF FASB STATEMENT NO. 72 AND 144 AND FASB INTERPRETATION NO. 9

This statement makes the acquisition of financial institutions come under the Statements 141 and 142 instead of Statements 72, 144 and FASB Interpretation No.
9. This statement is applicable for acquisition on or after October 1, 2002.

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

NOTE 8. CONCENTRATION OF BUSINESS

Of the total sales for the year ended September 30, 2002, one customer represented 55% of the total sales revenue. The hospital debt has proven to be non-collectable, resulting in a current year write off of $312,550.

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

NOTE 10. CANCUN HOSPITAL DEBT WRITE OFF

A hospital customer in Cancun, Mexico which purchased a large portion of the Company's products during the previous year has experienced financial difficulty, become insolvent, and is being restructured. The hospital has continued to operate.

Negotiations with the new hospital management have progressed very slowly over the last year. The hospital has not been willing to finalize an agreement. It could be possible that the Company will not be able to recover the inventory associated with the hospital. Although management expects to complete an arrangement for the value of this remaining inventory to the new hospital owners, it is at risk. The total inventory associated with the hospital is $312,550. Management has decided to write off this inventory value as of September 30, 2003. Notwithstanding this, management plans to vigorously pursue all legal remedies to resolve this matter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following selected data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including any notes thereto, and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONTINUING AND FUTURE PLAN OF OPERATIONS" set forth below.

RESULTS OF OPERATIONS

Comparison of three-month periods ended December 31, 2003 and 2002 are contained herein. Revenues for the first quarter of the fiscal year 2003 of $239,509 are slightly lower than the $297,075 of the prior year. This represents a 19% decrease over the same period of the previous year. The decrease was primarily due to the Company having a larger than normal sale in the previous years quarter. Gross profit percentage was 60% for quarter ended December 31, 2003 and 57.2% for the quarter ended December 31, 2002. The operating expenses were normal business expenses for this period. The Company had closed operations for two weeks to allow the employees time off for the holidays, however, there was no significant reduction in revenue. Expenses for the quarter were 49% of sales for December 31, 2003 and 46% for December 31, 2002. The operating expenses increased slightly due to payroll increases and freight costs.

MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  CONTINUING  AND  FUTURE  PLAN  OF
OPERATIONS

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's September 30, 2003, Annual Report on Form 10-KSB. All non-historical information contained in this quarterly report is a forward-looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause the actual results to differ materially from those reflected in the forward-looking statements. As of April 15, 2002, the Company has reorganized to eliminate all stockbroker operations from its business and has focused primarily on medical equipment sales and service, and hospital design consultation. A new Board of Directors and plans for aggressively acquiring more medically related businesses has been approved. A private placement to raise more capital was not successful in 2003 due to a low bid price for the Company's stock. On August 12, 2003 a reverse split on the stock was performed in an effort to strengthen the stock price before efforts are made to raise funds through an offering sometime during 2004.

The Company repossessed a very large amount of inventory from the Amerimed Hospital in Cancun, Mexico and is waiting a determination from the courts in Mexico to learn what the new ownership structure of the hospital will be. It is possible that our Company may take an equity position in the restructured Amerimed Cancun hospital in exchange for inventory. We have allowed the hospital to continue to use the equipment in order to keep the hospital functioning and expect to finalize this business transaction in the coming months. Our auditor has elected to remove the $312,550 of inventory from the Company's balance sheet until this issue is resolved. Should the Company receive equity in exchange for the inventory and debt, there will likely be a substantial gain to the assets on our balance sheet. Our Company experienced a severe reduction in cash flow as a result of Amerimed's failure to pay, and this has caused the Company to become a more active participant in the operations of a hospital in Cancun. Management believes there is sufficient potential for future benefit by keeping the hospital in operation that it has designated that a portion of the capital raised from its' private placement be used to improve the hospital. Should negotiations with Amerimed prove to be unsatisfactory to our management, we may elect to take back all the equipment and resell it to another hospital. Although we expect that we would achieve a financial gain by recovering the equipment and reselling it to other clients, we would have to close down a functioning hospital and may encounter some legal battles in the process. It is also possible that we may not be able to sell all the equipment and may even lose money; therefore we are pursuing the equity option first. We have a verbal agreement to obtain a significant portion of the hospital ownership, and expect to have an agreement finalized and signed before the end of June 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are conducted through its wholly owned subsidiary, Global Medical Technologies, Inc. The liquidity requirements of the Company consist primarily of the operating cash requirements, or working capital needed, for Global Medical. The Company believes that cash flow from operating activities will be adequate to meet its liquidity requirements if no growth were contemplated. However, with the planned growth as described in the preceding paragraphs, cash flow generated from operations will not be enough. Management is planning a private placement to raise additional funds during the next two quarters. These additional funds will be used to finance the growth.

FORWARD LOOKING STATEMENTS

This Form 10-QSB includes "forward looking statements" concerning the future operations of the Company. It is management's intent to take advantage of the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward looking statements" contained in this Form 10-QSB. We have used "forward looking statements" to discuss future plans and strategies of the Company. Management's ability to predict results or the effect of future plans is inherently uncertain. Factors that could affect results include, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, distribution networks, product introductions, acceptance, technological change, changes in industry practices and one-time events. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements. Should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein.

ITEM 3. CONTROLS AND PROCEDURES

REVIEW OF CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer, David Hadley, after reviewing and evaluating our disclosure controls and procedures within 90 days prior to the filing of this quarterly report has concluded that our disclosure controls and procedures are adequate for our size business. There have been no significant changes in our internal controls that could significantly affect these controls subsequent to the date of their evaluation, including corrective actions.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles of the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. The critical accounting policies for us are the costing of inventory.


                                     PART II

Item 1. LEGAL PROCEEDINGS

None.

Item 2. CHANGES IN SECURITIES

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. EXHIBITS AND REPORTS ON FORM 8-K

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

             None filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTURY PACIFIC FINANCIAL CORPORATION


Date:  February 20, 2004                By:  /s/ David Hadley
                                             -----------------------------------
                                             David L. Hadley
                                             President, Director, Chief
                                             Executive Officer and Chief
                                             Financial Officer