Form 10QSB
period 2004-03-31
CENTURY PACIFIC FINANCIAL CORP
filed 2004-05-20
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 2004

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At March 31, 2004, there were 4,400,021 shares of the registrant's Common Stock outstanding.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent report on Form 10-QSB

                      CENTURY PACIFIC FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2004 AND SEPTEMBER 30, 2003
                                  (UNAUDITED)

                                     ASSETS

                                                      3/31/2004      9/30/2003
                                                     -----------    -----------
CURRENT ASSETS
  Cash                                               $    11,940    $        --
  Receivables, net                                       314,787        282,469
  Inventory                                              289,325        279,825
  Deferred Income Taxes                                   64,000         64,000
  Prepaid Expenses                                        13,152             --
                                                     -----------    -----------

        Total Current Assets                             694,420        626,294
                                                     -----------    -----------

EQUIPMENT, net                                            74,171         74,371
                                                     -----------    -----------

OTHER ASSETS
  Investment in Client Files                             500,000        500,000
  Deferred Income Taxes                                  715,761        715,761
  Other Investments                                       15,100         12,900
  Deposits                                                17,331          7,800
                                                     -----------    -----------

        Total Other Assets                             1,248,192      1,236,461
                                                     -----------    -----------

TOTAL ASSETS                                         $ 2,016,783    $ 1,937,126
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

         The financial statements have not been reviewed by the auditor for the Company.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2004 AND SEPTEMBER 30, 2003
                                  (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      3/31/2004      9/30/2003
                                                     -----------    -----------
CURRENT LIABILITIES
  Bank Overdraft                                     $        --    $       802
  Accounts Payable                                        92,232        149,227
  Note Payable                                            85,000         85,000
  Accrued Salaries                                        45,000         45,000
                                                     -----------    -----------
        Total Current Liabilities                        222,232        280,029
                                                     -----------    -----------
Deferred Revenue                                         135,307         87,693
                                                     -----------    -----------
        Total Liabilities                                357,539        367,722
                                                     -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred Stock, authorized
    5,000,000 shares, par $0.05,
    no shares outstanding
  Common Stock, authorized
    100,000,000 shares of stock,
    par value $0.04 per share
    issued and outstanding
    4,400,021 and 2,941,621
    shares issued and outstanding
    at March 31, 2004 and
    September 30, 2003, respectfully                     176,001        176,001
  Paid in Capital                                      4,237,744      4,237,744
  Accumulated Deficit                                 (2,749,508)    (2,844,341)
                                                     -----------    -----------
        Total Stockholders' Equity                     1,664,237      1,569,404
                                                     -----------    -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $ 2,016,783    $ 1,937,126
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

         The financial statements have not been reviewed by the auditor for the Company.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

                                                         Three Months Ended
                                                     --------------------------
                                                      3/31/2004      3/31/2003
                                                     -----------    -----------
Revenue

   Equipment Sales                                   $   315,264    $   193,895
   Repair Service Revenue                                 25,417             --
                                                     -----------    -----------
   Total Revenue                                         340,420        193,895
                                                     -----------    -----------
Cost of Goods Sold

   Cost of Equipment Sales                               119,346         64,346
   Cost of Repairs                                           810             --
                                                     -----------    -----------
   Total Cost of Goods Sold                              120,156         64,346
                                                     -----------    -----------

   Gross Profit                                          220,264        129,549
                                                     -----------    -----------

Selling, general and administrative expenses             130,571         98,322
                                                     -----------    -----------

   Total Expenses                                        130,571         98,322
                                                     -----------    -----------

Income Before Income Taxes                                89,693         31,227
                                                     -----------    -----------

Provision for Income Taxes                                16,144          5,631
                                                     -----------    -----------

Net Income (Loss)                                    $    73,549    $    25,596
                                                     ===========    ===========

Basic Earnings (Loss) per Share                      $      0.02    $      0.01
                                                     ===========    ===========
Weighted Average Number of Shares                      4,400,021      4,400,021
                                                     ===========    ===========
Diluted Earnings per Share                           $      0.02    $      0.01
                                                     ===========    ===========
Diluted Weighted Average Number of Shares              4,400,021      4,120,021
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

         The financial statements have not been reviewed by the auditor for the Company.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (UNAUDITED)

                                                          Six Months Ended
                                                     --------------------------
                                                      3/31/2004      3/31/2003
                                                     -----------    -----------
Operating Activities

Net Income (Loss)                                    $    73,549    $    51,970
  Changes in Receivables                                  67,339        292,402
  Change in Payables                                     (21,274)        49,915
  Depreciation                                             4,923          8,546
  Inventory                                              (10,000)       377,597
  Prepaid Expenses                                       (13,152)         2,827
  Deposits                                                    --          6,200
  Deferred Revenue                                       (26,772)            --
  Net Change in Deferred Tax Assets                        6,003         10,206
                                                     -----------    -----------
  Cash from Operations                                    16,160         (4,667)
                                                     -----------    -----------
Investing Activities
  Purchase of Investments                                  9,104         12,500
  Purchase of Business Assets                                 --             --
  Purchase of Equipment                                    3,831          8,307
                                                     -----------    -----------

  Cash Used for Investing                                 12,935         20,807
                                                     -----------    -----------
Financing Activities

  Note Payable                                                --         24,000
                                                     -----------    -----------

  Cash from Financing                                         --         24,000
                                                     -----------    -----------

Net Change in Cash                                         2,317         (1,474)

Beginning Cash Balance                                     9,623          3,084
                                                     -----------    -----------

Ending Cash Balance                                  $    11,940    $     1,610
                                                     ===========    ===========

Significant non cash transactions:  None

Additional  Disclosures:
Year 2003 Interest paid $0, Taxes paid $0
Year 2002 Interest paid $0, Taxes paid $5,000
Year 2001 Interest paid $0, Taxes paid $8,529

   The accompanying notes are an integral part of these financial statements.

         The financial statements have not been reviewed by the auditor for the Company.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FROM SEPTEMBER 30, 1999 TO MARCH 31, 2004
                                  (UNAUDITED)

                        Common       Stock       Paid In       Retained        Total
                        Shares       Amount      Capital       Earnings        Equity
                       ---------    --------    ----------    -----------    ----------
Balance 9/30/99        2,941,621    $117,665    $3,947,480    $(2,874,776)   $1,190,369
Retained Earnings                                                 157,899       157,899
                       ---------    --------    ----------    -----------    ----------
Balance 9/30/00        2,941,621     117,665     3,947,480     (2,716,877)    1,348,268
Retained Earnings                                                  76,181        76,181
                       ---------    --------    ----------    -----------    ----------
Balance 9/30/01        2,941,621     117,665     3,947,480     (2,640,696)    1,424,449
Retained Earnings                                                 102,809       102,809
                       ---------    --------    ----------    -----------    ----------
Balance 9/30/02        2,941,621     117,665     3,947,480     (2,537,887)    1,527,258

S-8 Stock Issued         200,000       8,000        22,000                       30,000
for Services in
September 2003

Common Stock for          80,000       3,200        20,800                       24,000
Debt on 8/8/2003

Common Stock for       1,178,400      47,136       247,464                      294,600
Debt on 8/8/2003

Retained Earnings
(loss)                                                          (306,454)      (306,454)
                       ---------    --------    ----------    -----------    ----------
Balance 9/30/2003      4,400,021     176,001     4,237,744    (2,844,341)     1,569,404
Retained Earnings                                                 21,284         21,284
                       ---------    --------    ----------    -----------    ----------
Balance 12/31/2003     4,400,021     176,001    4,237,744     (2,823,057)     1,590,688
Retained Earnings                                                 73,549         73,549
                       ---------    --------    ----------    -----------    ----------
Balance 3/31/2004      4,400,021    $176,001    $4,237,744    $(2,749,508)   $1,664,237
                       =========    ========    ==========    ===========    ==========

On August 12, 2003 the Company had a 2.5 to 1 reverse stock split. This reverse split has been retroactively applied to the schedule above

   The accompanying notes are an integral part of these financial statements.

         The financial statements have not been reviewed by the auditor for the Company.

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

ACCOUNTS RECEIVABLE

The detail of Accounts Receivable is listed below.

                                                       3/31/04        9/30/03
                                                      ---------      ---------

         Gross Accounts Receivable                    $ 335,983      $ 307,031
         Allowance for Doubtful Accounts                (24,562)       (24,562)
                                                      ---------      ---------

         Net Amount                                   $ 311,421      $ 282,469
                                                      =========      =========
INVENTORY

Inventory is stated at the lower of cost (first-in, first-out). Most medical equipment is bought and sold with little or no refurbishing. When refurbishing is done, actual costs are included in the inventory costs. All inventory is located in Arizona, with the exception of a few pieces stored in Mexico.


         The financial statements have not been reviewed by the auditor for the Company.

EQUIPMENT AND VEHICLES

Equipment and vehicles are depreciated using the straight-line method over their five year estimated useful lives.

Fixed assets consist of the following:

                                                       3/31/04        9/30/03
                                                      ---------      ---------


         Office Equipment and Furniture               $  65,617      $  64,592
         Vehicles, Forklift                              54,933         54,933
         Less: Accumulated depreciation                 (55,133)       (45,154)
                                                      ---------      ---------
                                                      $  65,417      $  74,371
                                                      =========      =========

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


         The financial statements have not been reviewed by the auditor for the Company.

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

The components of deferred taxes assets at year-ends September 30 are as follows:

                                                 2003        2002        2001
                                              ---------   ---------   ---------

     Tax effect of net operating losses       $ 779,801   $ 776,801   $ 827,718
     Other                                            0       2,960       5,979
                                              ---------   ---------   ---------

     Net Deferred Tax Asset                   $ 779,801   $ 779,761   $ 875,697
                                              =========   =========   =========

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
                                                   ==========

         The financial statements have not been reviewed by the auditor for the Company.

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
                                              =======    =======    =======

NOTE 4. CONTINGENCIES AND COMMITMENTS

The Company's medical equipment offices and warehouse have a future lease expense illustrated below.

                        Year 1      Year 2      Year 3      Year 4      Year 5

Real Estate Leases      52,188      30,000      30,000           0           0
                        ------------------------------------------------------

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


         The financial statements have not been reviewed by the auditor for the Company.

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

NOTE 9. SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue based upon internal accounting methods. For the years 2002 and prior, management divided revenue into two categories, sales of equipment and repair services. These two categories are shown on the face of the statement of operations.

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


         The financial statements have not been reviewed by the auditor for the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

The following selected data of the Company is qualified by reference to and should be read in conjunction with the consolidated financial statements, including any notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

RESULTS OF OPERATIONS.

Comparison of six-month periods ended March 31, 2004 and 2003 are contained herein. Revenues for the second quarter of the fiscal year 2004 of $340,420 are higher than the $193,895 of the prior year. This represents a 76% decrease over the same period of the previous year. The increase was primarily due the Company having a return to normal sales. Sales had dropped following the start of the Iraq war in the previous years quarter. Gross profit percentage was 65% for quarter ended 3/31/04 and 67% for the quarter ended 3/31/03. The operating expenses were normal business expenses for this period. Expenses for the quarter was 38% of sales for 3/31/04 and 51% for 3/31/03. The operating expenses increased slightly due to payroll increases and freight costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONTINUING AND FUTURE PLAN OF
OPERATIONS.

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's September 30, 2003, Annual Report on Form 10-KSB. All non-historical information contained in this quarterly report is a forward-looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause the actual results to differ materially from those reflected in the forward-looking statements. As of April 15, 2002, the Company has reorganized to eliminate all stockbroker operations from its business and has focused primarily on medical equipment sales and service, and hospital design consultation. A new Board of Directors and plans for aggressively acquiring more medically related businesses has been approved. A private placement to raise more capital was not successful in 2003 due to a low bid price for the Company's stock. On 8/12/2003 a reverse split on the stock was performed in an effort to strengthen the stock price before efforts are made to raise funds through an offering sometime during 2004.

Management has entered into a strategic alliance agreement with Cryptic Afflictions, LLC. Through this new agreement Century plans to purchase a percentage of the patent rights for a new virus that has been discovered by Dr. Steven Robbins of Cryptic Afflictions, LLC., the company also intends to provide business development and marketing for the new virus technology company. Century's management is also pursuing an agreement to become the agent in the Middle East and North Africa for a new dialysis technology being produced by Renal Solutions. Once Renal Solutions obtains the FDA approval for their new dialysis design, Century plans to become the distributor for Mexico as well as the Middle East and Northern Africa.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The financial statements have not been reviewed by the auditor for the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

         (b) REPORTS ON FORM 8-K

             There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTURY PACIFIC FINANCIAL CORPORATION


Date:  May 20, 2004                     By:  /s/ David L. Hadley
                                             -----------------------------------
                                             David L. Hadley
                                             President, Director, Chief
                                             Executive Officer and Chief
                                             Financial Officer