Form 10KSB/A
period 2004-03-31
CENTURY PACIFIC FINANCIAL CORP
filed 2004-06-25
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-QSB

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent report on Form 10-QSB

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Audit Committee
Century Pacific Financial Corporation.

We have reviewed the accompanying interim balance sheets of Century Pacific Financial Corporation as of March 31, 2004, and September 30, 2003 and the associated statements of operations, stockholders' equity and cash flows and for the three-and six month periods ended March 31, 2004 and March 31, 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

Shelley International, CPA

Mesa, Arizona, U.S.A.

June 24, 2004

                      CENTURY PACIFIC FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS

                                                      3/31/2004      9/30/2003
                                                     -----------    -----------
CURRENT ASSETS
  Cash                                               $    13,156    $        --
  Receivables, net                                       309,100        282,469
  Inventory                                              289,325        279,825
  Prepaid Expenses                                        13,152             --
                                                     -----------    -----------

        Total Current Assets                             624,733        562,294
                                                     -----------    -----------

EQUIPMENT, net                                            69,115         74,371
                                                     -----------    -----------

OTHER ASSETS
  Investment in Client Files                             500,000        500,000
  Deferred Income Taxes                                  768,234        779,761
  Other Investments                                       16,100         12,900
  Deposits                                                17,332          7,800
                                                     -----------    -----------

        Total Other Assets                             1,301,666      1,300,461
                                                     -----------    -----------

TOTAL ASSETS                                         $ 1,995,514    $ 1,937,126
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      3/31/2004      9/30/2003
                                                     -----------    -----------
CURRENT LIABILITIES
  Bank Overdraft                                     $        --    $       802
  Accounts Payable                                       118,963        149,227
  Note Payable                                           120,000         85,000
  Accrued Salaries                                        45,000         45,000
                                                     -----------    -----------
        Total Current Liabilities                        283,963        280,029
                                                     -----------    -----------
Deferred Revenue                                          60,921         87,693
                                                     -----------    -----------
        Total Liabilities                                344,884        367,722
                                                     -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred Stock, authorized
    5,000,000 shares, par $0.05,
    no shares outstanding
  Common Stock, authorized
    100,000,000 shares of stock,
    par value $0.04 per share
    issued and outstanding
    4,400,021 and 2,941,621
    shares issued and outstanding
    at March 31, 2004 and
    September 30, 2003, respectfully                     176,001        176,001
  Paid in Capital                                      4,237,744      4,237,744
  Accumulated Deficit                                 (2,763,115)    (2,844,341)
                                                     -----------    -----------
        Total Stockholders' Equity                     1,650,630      1,569,404
                                                     -----------    -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $ 1,995,514    $ 1,937,126
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                              FOR THE                       FOR THE
                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                     --------------------------    --------------------------
                                                      3/31/2004      3/31/2003      3/31/2004      3/31/2003
                                                     -----------    -----------    -----------    -----------
Revenue
   Equipment Sales                                   $   311,504    $   113,527    $   512,890    $   408,901
   Gain on Inventory Return                                   --         80,368             --         80,368
   Repair Service Revenue                                 25,417             --         63,541             --
                                                     -----------    -----------    -----------    -----------
   Total Revenue                                         336,921        193,895        576,431        489,269
                                                     -----------    -----------    -----------    -----------
Cost of Goods Sold
   Cost of Equipment Sales                               113,973         64,346        204,733        190,612
   Cost of Repairs                                         5,910             --         10,085             --
                                                     -----------    -----------    -----------    -----------
   Total Cost of Goods Sold                              119,883         64,346        214,818        190,612
                                                     -----------    -----------    -----------    -----------

   Gross Profit                                          217,038        129,549        361,613        298,657
                                                     -----------    -----------    -----------    -----------

Selling, general and administrative expenses             140,188         98,322        257,477        234,353
                                                     -----------    -----------    -----------    -----------

   Total Expenses                                        140,188         98,322        257,477        234,353
                                                     -----------    -----------    -----------    -----------

Income Before Income Taxes                                76,850         31,227        104,136         64,304
                                                     -----------    -----------    -----------    -----------

Provision for Income Taxes                                16,907          5,631         22,910         12,334
                                                     -----------    -----------    -----------    -----------

Net Income (Loss)                                    $    59,943    $    25,596    $    81,226    $    51,970
                                                     ===========    ===========    ===========    ===========

Basic Earnings (Loss) per Share                           *              *              *              *
                                                     ===========    ===========    ===========    ===========

Weighted Average Number of Shares                      4,400,021      7,353,356      4,400,021      7,353,356
                                                     ===========    ===========    ===========    ===========

Diluted Earnings per Share                                               *                             *
                                                                    ===========                   ===========

Diluted Weighted Average Number of Shares                            10,299,356                    10,299,356
                                                                    ===========                   ===========

* = less than $0.01

   The accompanying notes are an integral part of these financial statements.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)

                                                      For the Six Months Ended
                                                     --------------------------
                                                      3/31/2004      3/31/2003
                                                     -----------    -----------
Operating Activities

Net Income                                           $    81,226    $    51,970
  Changes in Receivables                                 (26,631)       262,402
  Employee Loans                                              --        (12,936)
  Change in Payables                                     (31,066)        49,915
  Depreciation                                            10,112          8,546
  Inventory                                               (9,500)      (377,597)
  Prepaid Expenses                                       (13,152)         2,827
  Deposits                                                (9,532)            --
  Deferred Revenue                                       (26,772)            --
  Net Change in Deferred Tax Assets                       11,527         10,206
                                                     -----------    -----------
  Cash from Operations                                   (13,788)        (4,667)
                                                     -----------    -----------
Investing Activities
  Purchase of Investments                                  3,200         12,500
  Purchase of Business Assets                                 --             --
  Purchase of Equipment                                    4,856          8,307
                                                     -----------    -----------

  Cash Used for Investing                                  8,056         20,807
                                                     -----------    -----------
Financing Activities

  Note Payable                                            35,000         24,000
                                                     -----------    -----------

  Cash from Financing                                     35,000         24,000
                                                     -----------    -----------

Net Change in Cash                                        13,156         (1,474)

Beginning Cash Balance                                        --          3,084
                                                     -----------    -----------

Ending Cash Balance                                  $    13,156    $     1,610
                                                     ===========    ===========

Significant non-cash transactions:  None

Additional  Disclosures:
Year 2003 - Interest paid $0.00, Taxes paid $0.00
Year 2002 - Interest paid $0.00, Taxes paid $5,000
Year 2001 - Interest paid $0.00, Taxes paid $8,529

   The accompanying notes are an integral part of these financial statements.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                         Preferred Stock        Common Stock
                         ---------------    --------------------     Paid In      Accumulated      Total
                         Shares   Amount     Shares      Amount      Capital        Deficit        Equity
                         ------   ------    ---------   --------    ----------    -----------    ----------
Balance 9/30/99              --       --    2,941,621   $117,665    $3,947,480    $(2,874,776)   $1,190,369
Retained Earnings            --       --           --         --            --        157,899       157,899
                         ------   ------    ---------   --------    ----------    -----------    ----------
Balance 9/30/00              --       --    2,941,621    117,665     3,947,480     (2,716,877)    1,348,268
Retained Earnings            --       --           --         --            --         76,181        76,181
                         ------   ------    ---------   --------    ----------    -----------    ----------
Balance 9/30/01              --       --    2,941,621    117,665     3,947,480     (2,640,696)    1,424,449
Retained Earnings            --       --           --         --            --        102,809       102,809
                         ------   ------    ---------   --------    ----------    -----------    ----------
Balance 9/30/02              --       --    2,941,621    117,665     3,947,480     (2,537,887)    1,527,258

S-8 Stock Issued             --       --      200,000      8,000        22,000             --        30,000
for Services in
September 2003

Common Stock for             --       --       80,000      3,200        20,800             --        24,000
Debt on 8/8/2003

Common Stock for             --       --    1,178,400     47,136       247,464             --       294,600
Debt on 8/8/2003

Retained Earnings (Loss)     --       --           --         --            --       (306,454)     (306,454)
                         ------   ------    ---------   --------    ----------    -----------    ----------
Balance 9/30/2003            --       --    4,400,021    176,001     4,237,744     (2,844,341)    1,569,404
Retained Earnings            --       --           --         --            --         81,226        81,266
                         ------   ------    ---------   --------    ----------    -----------    ----------
Balance 3/31/2004            --       --    4,400,021   $176,001    $4,237,744    $(2,763,115)   $1,650,630
                         ======   ======    =========   ========    ==========    ===========    ==========

On August 12, 2003 the Company had a 2.5 to 1 reverse stock split. This reverse split has been retroactively applied to the schedule above.

   The accompanying notes are an integral part of these financial statements.

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

Accounts Receivable

The detail of Accounts Receivable is listed below.

                                                3/31/04           9/30/03
                                               --------          --------

         Gross Accounts Receivable             $333,662          $307,031
         Allowance for Doubtful Accounts        (24,562)          (24,562
                                               --------          --------

         Net Amount                            $309,100          $282,469
                                               ========          ========

Inventory

Inventory is stated at the lower of cost (first-in, first-out). Most medical equipment is bought and sold with little or no refurbishing. When refurbishing is done, actual costs are included in the inventory costs. All inventories are located in Arizona.

Equipment and Vehicles

Equipment and vehicles are depreciated using the straight-line method over their five year estimated useful lives.

Fixed assets consist of the following:

                                                3/31/04           9/30/03
                                               --------          --------

         Office Equipment and Furniture        $ 69,448            64,592
         Vehicles, Forklift                      54,933            54,933
         Less: Accumulated depreciation         (55,266)          (45,154)
                                               --------          --------
                                               $ 69,115          $ 74,371
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

Earnings per Share

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

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

On September 2003 the Company issued 200,000 common shares for consulting services valued at $30,000.


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

                                                    Amount             Last year
                                                  ----------           ---------
         Amount available from year 1991          $  493,179             2006
         Amount available from year 1992           1,205,511             2007
         Amount available from year 1993             626,560             2008
         Amount available from year 1994              80,024             2009
         Amount available from year 1995              20,249             2010
         Amount available from year 1996               1,593             2011
         Amount available from year 1998                 387             2018
         Amount available from year 2003             300,225             2023
                                                  ----------

         Total                                    $2,727,728
                                                  ==========

The provision for income taxes was calculated as follows:

                                          9/30/03        9/30/02        9/30/01
                                          -------        -------        -------
         Net change in the
           deferred tax benefit                 0         41,760          4,668
         Current taxes payable
           (state income taxes)                 0          9,682          3,498
                                          -------        -------        -------

         Provision for Income Taxes             0         50,442          8,166
                                          =======        =======        =======


NOTE 4.  CONTINGENCIES AND COMMITMENTS

The Company's medical equipment offices and warehouse have a future lease expense illustrated below.

                        Year 1      Year 2      Year 3     Year 4     Year 5
                        ------      ------      ------     ------     ------

Real Estate Leases     $52,188     $30,000     $30,000     $    0     $    0
                        ------     -------     -------     ------     ------

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

SFAS 147 Acquisitions of Certain Financial Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9.

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

Negotiations with the new hospital owners have progressed very slowly over the last year. The hospital has not been willing to finalize an agreement. It could be possible that the Company will not be able to recover the inventory associated with the hospital. Although management expects to complete an arrangement for the value of this remaining inventory to the new hospital owners, it is at risk. The total inventory associated with the hospital is $312,550. Management has decided to write off this inventory value as of September 30, 2003. Notwithstanding this, management plans to vigorously pursue all legal remedies to resolve this matter.

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

                                        CENTURY PACIFIC FINANCIAL CORPORATION


Date:  June 25, 2004                    By:  /s/ David L. Hadley
                                             -----------------------------------
                                             David L. Hadley
                                             President, Director, Chief
                                             Executive Officer and Chief
                                             Financial Officer