Form 10QSB
period 2004-06-30
CENTURY PACIFIC FINANCIAL CORP
filed 2004-08-19
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________


                         Commission File Number: 0-16075

                      CENTURY PACIFIC FINANCIAL CORPORATION
               (Exact name of Registrant as specified in charter)


           Delaware                                           86-0449546
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)


4500 S. Lakeshore Drive, Suite 357, Tempe, Arizona              85281
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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At June 30, 2004, there were 4,400,021 shares of the registrant's Common Stock outstanding.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent report on Form 10-QSB

                      CENTURY PACIFIC FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                   AS OF JUNE 30, 2004 AND SEPTEMBER 30, 2003
                                  (UNAUDITED)

                                     ASSETS

                                                      6/30/2004      9/30/2003
                                                     -----------    -----------
CURRENT ASSETS
  Cash                                               $    16,767    $        --
  Receivables, net                                       409,138        282,469
  Inventory                                              289,325        279,825

  Prepaid Expenses                                        13,152             --
                                                     -----------    -----------

        Total Current Assets                             730,150        562,294
                                                     -----------    -----------

EQUIPMENT, net                                            80,996         74,371
                                                     -----------    -----------

OTHER ASSETS
  Investment in Client Files                             500,000        500,000
  Deferred Income Taxes                                  755,258        779,761
  Other Investments                                       66,091         12,900
  Deposits                                                13,549          7,800
                                                     -----------    -----------

        Total Other Assets                             1,345,898      1,236,461
                                                     -----------    -----------

TOTAL ASSETS                                         $ 2,157,044    $ 1,937,126
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                   AS OF JUNE 30, 2004 AND SEPTEMBER 30, 2003
                                  (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      6/30/2004      9/30/2003
                                                     -----------    -----------
CURRENT LIABILITIES
  Bank Overdraft                                     $        --    $       802
  Accounts Payable                                       131,901        149,227
  Note Payable                                           120,000         85,000
  Accrued Salaries                                        45,000         45,000
                                                     -----------    -----------
        Total Current Liabilities                        296,901        280,029
                                                     -----------    -----------
Deferred Revenue                                         (41,706)        87,693
                                                     -----------    -----------
        Total Liabilities                                255,195        367,722
                                                     -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred Stock, authorized
    5,000,000 shares, par $0.05,
    50,000 shares outstanding                             2,500              --

  Preferred Stock of Subsidiary
    (GMT), par value $0.01, has
    630,000 shares issued and
    outstanding at June 30, 2004                          6,300              --

  Common Stock, authorized
    100,000,000 shares of stock,
    par value $0.04 per share
    issued and outstanding
    4,400,021 and 2,941,621
    shares issued and outstanding
    at March 31, 2004 and
    September 30, 2003, respectfully                     176,001        176,001

  Paid in Capital                                      4,409,944      4,237,744
  Accumulated Deficit                                 (2,692,896)    (2,844,341)
                                                     -----------    -----------
        Total Stockholders' Equity                     1,901,849      1,569,404
                                                     -----------    -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $ 2,157,044    $ 1,937,126
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
   FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
                                  (UNAUDITED)

                          3 mths ended    3 mths ended    9 mths ended    9 mths ended
                            6/30/04         6/30/03         6/30/04         6/30/03
                          ------------    ------------    ------------    ------------
Revenue
   Equipment Sales             440,324          89,201         953,214         498,102
   Gain on Inventory                 0               0               0          80,368
   Repairs Revenue              41,491          10,500         105,032          10,500

                          ------------    ------------    ------------    ------------
Total Revenue                  481,815          99,701       1,058,246         588,970
                          ------------    ------------    ------------    ------------
Cost of Goods Sold             177,742          45,680         392,560         236,292
                          ------------    ------------    ------------    ------------

Total Expenses                 214,050         101,003         471,526         335,356
                          ------------    ------------    ------------    ------------
Income before Taxes             90,023         (46,982)        194,160          17,322
                          ------------    ------------    ------------    ------------
Provision for Taxes             19,805           5,631          42,715          12.334
                          ------------    ------------    ------------    ------------
Net Income (Loss)               70,318         (52,613)        151,445           4,998
                          ============    ============    ============    ============
Basic Earnings
per Share                         0.02               a            0.03               a
                          ============    ============    ============    ============
Weighted Average
Number of Shares             4,400,021       7,353,356       4,400,021       7,353,356
                          ============    ============    ============    ============
Diluted Earnings
per Share                         0.02               a            0.03               a
                          ============    ============    ============    ============
Weighted Average
Number of Shares             4,425,657      10,299,356       4,425,657      10,299,356
                          ============    ============    ============    ============

---------------
a = less than $.01

   The accompanying notes are an integral part of these financial statements.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOW
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                  (UNAUDITED)

                                                          Nine Months Ended
                                                     --------------------------
                                                      6/30/2004      6/30/2003
                                                     -----------    -----------
Operating Activities

Net Income (Loss)                                    $   151,445    $     4,988
  Changes in Receivables                                (122,169)       298,313
  Employee Loans                                          (4,500)       (12,222)
  Changes in Payables                                    (17,326)        48,467
  Depreciation                                            15,168         12,819
  Inventory                                               (9,500)       377,597
  Prepaid Expenses                                       (14,920)         4,827
  Deposits                                                (6,551)            --
  Deferred Revenue                                      (129,399)            --
  Net Change in Deferred Tax Assets                       13,503         10,206
                                                     -----------    -----------
  Cash from Operations                                  (124,249)       (10,199)
                                                     -----------    -----------
Investing Activities
  Purchase of Investments                                 53,191         12,500
  Purchase of Business Assets                                 --             --
  Purchase of Equipment                                   21,793          4,385
                                                     -----------    -----------
  Cash Used for Investing                                 74,984         16,885
                                                     -----------    -----------
Financing Activities
  Proceeds from stock sales                              181,000             --
  Note Payable                                            35,000         24,000
                                                     -----------    -----------
  Cash from Financing                                    216,000         24,000
                                                     -----------    -----------

Net Change in Cash                                        16,767         (3,084)

Beginning Cash Balance                                        --          3,084
                                                     -----------    -----------
Ending Cash Balance                                  $    16,767    $        --
                                                     ===========    ===========

Significant non cash transactions:  None

Additional  Disclosures:
Year 2003 Interest paid $0, Taxes paid $0
Year 2002 Interest paid $0, Taxes paid $5,000
Year 2001 Interest paid $0, Taxes paid $8,529


   The accompanying notes are an integral part of these financial statements.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                  CONSOLIDATED STATEMENTS OF STOCKHOLDER EQUITY
                                   (UNAUDITED)

                                      Preferred Stock              Common Stock
                                 -------------------------   -------------------------      Paid in      Accumulated      Total
                                    Shares       Amount         Shares       Amount         Capital        Deficit        Equity
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance September 30, 1999                                     2,941,621   $   117,665    $ 3,947,480    $(2,874,776)   $ 1,190,369

Net Profit                                                                                                   157,899        157,899
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance September 30, 2000                                     2,941,621       117,665      3,947,480     (2,716,877)     1,348,268

Net Profit                                                                                                    76,181         76,181
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance September 30, 2001                                     2,941,621       117,665      3,947,480     (2,640,696)     1,424,449

Net Profit                                                                                                   102,809        102,809
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance September 30, 2002                                     2,941,621       117,665      3,947,480     (2,537,887)     1,527,258

S-8 Stock issued for services
  in September 2003                                              200,000         8,000         22,000                        30,000
Common stock for debt
  on August 8, 2003                                               80,000         3,200         20,800                        24,000
Common stock for debt
  on August 8, 2003                                            1,178,400        47,136        247,464                       294,600

Net (Loss)                                                                                                  (306,454)      (306,454)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance September 30, 2003                                     4,400,021       176,001      4,237,744     (2,844,341)     1,569,404

Preferred Stock issued for
  Cash                                50,000         2,500                                     17,500                        20,000

Net Profit                                                                                                   151,445        151,445
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance June 30, 2004 without
  Subsidiary (GMT) Preferred          50,000         2,500     4,400,021       176,001      4,255,244     (2,692,896)     1,740,849

Subsidiary -Global Medical
  Technologies (GMT) Preferred
  stock issued for cash              630,000         6,300                                    154,700                       161,000
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------
Balance June 30, 2004                680,000   $     8,800   $ 4,400,021   $   176,001    $ 4,409,944    $(2,692,896)   $ 1,901,849
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========

On August 12, 2003 the Company had a 2.5 to 1 reverse stock split. This reverse split has been retroactively applied to the schedule above.


   The accompanying notes are an integral part of these financial statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Audit Committee
Century Pacific Financial Corporation.

We have reviewed the accompanying interim balance sheets of Century Pacific Financial Corporation as of June 30, 2004, and September 30, 2003 and the associated statements of operations, stockholders' equity and cash flows and for the three-and nine months periods ended June 30, 2004 and June 30, 2003. These interim financial statements are the responsibility of the Company's management.

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

August 16, 2004

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

ACCOUNTS RECEIVABLE

The detail of Accounts Receivable is listed below.

                                                       06/30/04       9/30/03
                                                      ---------      ---------

         Gross Accounts Receivable                    $ 433,700      $ 307,031
         Allowance for Doubtful Accounts                (24,562)       (24,562)
                                                      ---------      ---------

         Net Amount                                   $ 409,138      $ 282,469
                                                      =========      =========
INVENTORY

Inventory is stated at the lower of cost (first-in, first-out). Most medical equipment is bought and sold with little or no refurbishing. When refurbishing is done, actual costs are included in the inventory costs. All inventory is located in Arizona, with the exception of a few pieces stored in Mexico.

EQUIPMENT AND VEHICLES

Equipment and vehicles are depreciated using the straight-line method over their five year estimated useful lives.

Fixed assets consist of the following:

                                                       06/30/04       9/30/03
                                                      ---------      ---------

         Office Equipment and Furniture               $  81,329      $  64,592
         Vehicles, Forklift                              54,933         54,933
         Less: Accumulated depreciation                 (55,266)       (45,154)
                                                      ---------      ---------
                                                      $  80,996      $  74,371
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

In June 2004 the Company issued 50,000 preferred shares for $20,000 cash. These shares are convertible one for one to common shares when the Company's common stock price has stayed at $0.50 or above for a period of 30 days.

In June 2004 the Company's subsidiary, Global Medical Technologies (GMT), issued 630,000 shares of Preferred convertible stock for $161,000 cash. These shares are convertible to 945,000 shares of Century Pacific Financial Corporation's common stock. These shares are convertible 1 share to 1.5 shares of Company's common stock when the common stock price has stayed at $0.50 or above for a period of 30 days.

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

                                             Amount             Last year
                                           ----------           ---------

     Amount available from year 1991       $  493,179             2006
     Amount available from year 1992        1,205,511             2007
     Amount available from year 1993          626,560             2008
     Amount available from year 1994           80,024             2009
     Amount available from year 1995           20,249             2010
     Amount available from year 1996            1,593             2011
     Amount available from year 1998              387             2018
     Amount available from year 2003          300,225             2023
                                           ----------
     Total                                 $2,727,728
                                           ==========


     Tax effect of net operating losses       $776,258   $779,801   $776,801
     Other                                           0          0      2,960
                                              --------   --------   --------

     Net Deferred Tax Asset                   $776,258   $779,761   $875,697
                                              ========   ========   ========


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

During year 2002 the Company borrowed from an officer $85,000 for operations. This is a demand note with no interest, it was agreed that this note be paid using the Company's common stock. 1,000,000 shares of common stock were pledged to repay this loan.

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

NOTE 8. CONCENTRATION OF BUSINESS

While sales in Mexico continue to grow and comprise more than 80% of the total sales of the company, the distribution of sales is more diverse than in previous years, and there is currently client that accounts for more than 20% of the total sales.

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

NOTE 10. CANCUN HOSPITAL DEBT WRITE OFF

A hospital customer in Cancun, Mexico, which purchased a large amount of the Company's products during 2002, has experienced financial difficulty, and is being restructured. The hospital has continued to operate and its gross revenues have increased dramatically, however, it has been unable to pay its debt to the company.

Negotiations with the new hospital management have progressed very slowly over the last year. The hospital has not yet finalized an agreement for the payment that is due. It could be possible that the Company will not be able to recover the inventory associated with the hospital. Although management expects to complete an arrangement for the value of this remaining inventory to the new hospital owners, it is at risk. The total inventory associated with the hospital is $312,550. Management decided to write off this inventory value as of September 30, 2003. Notwithstanding this, management is vigorously pursuing all legal remedies to resolve this matter, and is in the process of placing a lien on the hospital and all of its assets.

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

Comparison of the nine-month periods ending June 30, 2004 and June 30, 2003 are contained herein. Fiscal year to date revenues for the nine months ending June 30, 2004 were $1,058,246, as compared to $588,970 for the same period in 2003. This represents an 80% increase over the previous year, however it is more in line with revenues generated prior to the start of the war in Iraq. Revenues for the third quarter of the fiscal year 2004 of $440,324 are higher than the $99,701 of the prior year. This represents a 341% increase over the same period of the previous year. The increase was primarily due to the Company having a return to normal sales. Sales had dropped following the start of the Iraq war in the previous years quarter. Gross profit percentage was 63% for quarter ended 6/30/04 and 65% for the quarter ended 6/30/03. The operating expenses were normal business expenses for this period. Expenses for the quarter were 44% of sales for 6/30/04 and 101% for 6/30/03. The operating expenses increased slightly due to payroll increases and freight costs.

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

As of April 15, 2002, the Company has reorganized to eliminate all stockbroker operations from its business and has focused primarily in the areas of biotechnology, medical equipment sales and service, and hospital design consultation. The new Board of Directors has plans for aggressively acquiring more medically related businesses and investing heavily in the area of biotechnology. A private placement raised an additional $181,000 of working capital in May of 2004, and more is anticipated during the final quarter of this fiscal year.

Management entered into a strategic alliance agreement with Cryptic Afflictions, LLC. Through this new agreement Century has purchased a percentage of the patent rights for a new virus that has been discovered by Dr. Steven Robbins of Cryptic Afflictions, LLC., the company is also providing business development for the new virus technology company, which has been renamed Limina Biotechnologies, Inc.

This previously undetected virus appears to be of significant importance to researchers looking for a cure to Multiple Sclerosis and many other neurological illnesses. Antibodies to the newly discovered virus were found in the cerebral spinal fluid and blood of over 90% of the patients tested with Multiple Sclerosis. It is believed that this newly discovered virus may prove to be responsible for a host of neurological disorders. Tests are currently being prepared for tissue samples of lesions within the brains of patients with Multiple Sclerosis. This will be the final round of tests before approaching the FDA for approval of the diagnostic tests, and hopefully an eventual vaccine. Now that patents are pending in many countries, negotiations for licensing agreements will follow. Century's management intends to focus more on biotechnology in the coming years.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations are conducted through its wholly owned subsidiary, Global Medical Technologies, Inc. The liquidity requirements of the Company consist primarily of the operating cash requirements, or working capital needed, for Global Medical. The Company believes that cash flow from operating activities will be adequate to meet its liquidity requirements if no growth were contemplated. However, with the planned growth as described in the preceding paragraphs, cash flow generated from operations will not be enough. Management is planning a private placement to raise additional funds during the next two quarters. These additional funds will be used to finance the growth, and invest in the new virus research.

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

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Management has filed a lawsuit in Mexico to obtain payment for the equipment delivered to the Amerimed hospital in Cancun.

ITEM 2. CHANGES IN SECURITIES

50,000 shares of Preferred stock in Century were sold to raise additional capital in the month of May of 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At an annual meeting of the shareholders, held on June 26, 2004, officers and directors were unanimously approved by all shareholders present. It was further approved that the name of the company will change to Century Pacific Holdings, Inc., which will more accurately reflect the nature of the company, and that the company will change its domicile to Nevada before the end of this fiscal year. A stock option plan was also approved by the shareholders.

ITEM 5. OTHER INFORMATION

None

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

         (b) REPORTS ON FORM 8-K

             There was one report on Form 8-K filed during the quarter ended June 30, 2004. The Form 8-K was filed to report the Strategic Alliance Agreement that was signed on April 16, 2004 between Century Pacific Financial Corp. and Cryptic Afflictions, LLC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTURY PACIFIC FINANCIAL CORPORATION


Date:  August 14, 2004                  By:  /s/ David L. Hadley
                                             -----------------------------------
                                             David L. Hadley
                                             President, Director, Chief
                                             Executive Officer and Chief
                                             Financial Officer