Form 10KSB
period 2004-09-30
CENTURY PACIFIC FINANCIAL CORP
filed 2005-01-10
CIK 791770

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________


                         Commission file number 0-16075

                      CENTURY PACIFIC FINANCIAL CORPORATION
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                      86-0449546
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

            4500 S. Lakeshore Drive, Suite 357, Tempe, Arizona 85282
               (Address of Principal Executive Offices) (Zip Code)

                                  480-966-6115
                           (Issuer's Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                           $.04 Par Value Common Stock
                                (Title of Class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,333,050.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified dated within the past 60 days. As of January 3, 2005, 7,925,021 shares of common stock were outstanding, and the aggregate number of shares of the common stock of the Registrant held by non-affiliates was 2,299,734. Until recently there has been no public market for the common stock of Registrant, and there is therefore no aggregate market value of the voting and non-voting common equity held by non-affiliates.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 3, 2005, there were 7,925,021 shares of the Company's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check One): Yes [ ]; No [X]

                      CENTURY PACIFIC FINANCIAL CORPORATION

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

     ITEM 1.   DESCRIPTION OF BUSINESS......................................   1
     ITEM 2.   DESCRIPTION OF PROPERTY......................................   9
     ITEM 3.   LEGAL PROCEEDINGS............................................   9
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   9

PART II

     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.....  10
     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS.........................  10
     ITEM 7.   FINANCIAL STATEMENTS......................................... F-1
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS................  16

PART III

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
               ACT..........................................................  16
     ITEM 10.  EXECUTIVE COMPENSATION ......................................  17
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT ..................................................  17
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  17
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.............................  18
     ITEM 14.  CONTROLS AND PROCEDURES......................................  19
     ITEM 15.  AUDITOR FEES.................................................  19

SIGNATURES..................................................................  20

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

     Global Medical has established excellent contacts throughout Mexico and has been providing a wide variety of medical equipment and supplies, ranging from selling computerized tomography units to selling all the equipment for hospitals. Global Medical has been profitable since it began, except for 2003 when it wrote off a significant receivable that was owed by Amerimed USA, Inc., and expects to gain a significant share of the multi-billion dollar medical equipment market in the coming 5 years.

     In April of 2004 Global Medical Technologies, Inc. entered into a Strategic Alliance Agreement with Cryptic Afflictions, LLC. Global agreed to provide business development support and financing to Cryptic Afflictions in exchange for a percentage of Cryptics' intellectual property rights. The intellectual property of Cryptic includes patent rights to a new human virus believed to be associated with neurological disorders such as Idiopathic epilepsy and Multiple Sclerosis.

     Dr. Steven J. Robbins, Acting Chief Executive Officer of Cryptic Afflictions, LLC, and David L. Hadley, President of Global Medical Technologies, Inc., a wholly owned subsidiary of the Company, have formed a new Nevada company known as Limina Biotechnologies, Inc. Mr. Hadley and Dr. Robbins announced that they seek to obtain approval from their respective companies to merge both Cryptic Afflictions, LLC, and Global Medical Technologies, Inc., into Limina Biotechnologies, Inc.

     Cryptic Afflictions, LLC, has extensive U.S. and international patents pending and owns the intellectual property rights to a major and, heretofore, unrecognized human neuropathogen, a RNA virus designated - Cryptovirus. Substantial clinical and molecular evidence indicates that this virus is involved in the development of major neurological disorders including Multiple Sclerosis (MS) and Idiopathic Epilepsy (IE; epilepsy of unknown cause). This evidence includes (1) the presence of Cryptovirus-specific antibodies in the serum and cerebrospinal fluid of patients suffering from these disorders, (2)
the ability of the virus to cause virtually identical disease in experimentally-infected animals and (3) nucleotide sequence data that indicates that the virus is pandemic and represents a single virus "species" - more akin to measles than hypervariable viruses like HIV. Further clinical validation studies using Cryptovirus-specific RT-PCR assays have been initiated to confirm the presence of the virus within the central nervous system lesions of patients diagnosed with such disorders.

OUR PLAN FOR THE FUTURE

     We intend to focus on final validation testing for Cryptovirus in the coming months. Should we obtain confirmation of the presence of Cryptovirus in the lesions of the central nervous system we will immediately apply for FDA registration of the diagnostic test and begin work on the vaccine.

     Global Medical will continue its sales of new and reconditioned medical equipment to healthcare facilities both inside the United States and abroad. The domestic market consists of 90,803 medical/surgical enters, 1,413 HMO's/PPO's, 19,392 nursing homes, and 6,917 hospitals. Global Medical has focused its efforts on all of the medical/surgical centers, nursing homes, and HMO's/PPO's and ten percent of the hospitals. The total spent on medical equipment purchased by these facilities is currently $20 billion dollars per year and is expected to grow to over 32 billion per year by year 2010. The market abroad includes all privately owned healthcare facilities and some government hospitals. The estimated sales potential outside the United States is another $20 billion dollars per year. Global Medicals' goal is to capture 2% of the worldwide market for medical equipment by year 2010.

     The need for medical technology is expected to increase greatly in the coming years, however, the available funds for healthcare are not expected to increase at the same rate. This will put considerable pressure on healthcare administrators to carefully watch their budgets and use alternatives like reconditioned medical equipment whenever possible. We plan to be the world's leader in reconditioned medical equipment and discount pricing on supplies by expanding Global Medical and the new subsidiaries we intend to acquire.

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

     Our projected to be acquired companies have been selling new and reconditioned medical equipment for several years now. In the most recent years, 2002, has been one of the best in the history of the companies, thus indicating that despite a downturn in the US economy, Global Medicals' products are selling well. The reason for our success, we believe, has to do with the fact that the quality of the reconditioned product is better than before and is more widely accepted in the market place, and the healthcare administrators are forced to use alternatives like Global Medicals' due to the current budget constraints.

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

     In the international market place, Global Medical is doing quite well, sales are up, and the requests for product are increasing daily. Global Medicals' wide selection of products, its specialized technical support team, and its reputation for honesty and integrity has placed it in a very good position for rapid expansion. With the capital we are seeking, the staff we have and the ever-increasing demand for more product and services, Global Medical should be able to increase sales dramatically.

     Global Medical expects to open three new distribution centers in Mexico during 2005, provided added capital is obtained. Most of the companies we seek to acquire are in the southwestern United States and support a wide variety of product specialties. It is our intention to provide our customers with products for every part of the healthcare field by merging in the segments of the healthcare technologies industry that Global Medical is currently in need of. We also intend to become the leader in providing reconditioned medical equipment to the healthcare providers.

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

     Global intends to invest considerable time and financial resources into the newly formed Limina Biotechnologies, Inc. Management believes a unique opportunity exists to benefit mankind and earn a substantial profit from the diagnostic tests and possible vaccine we hope will be developed by the staff at Cryptic Afflictions.

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

RISK FACTORS

OPERATING HISTORY AND RECENT EARNINGS

     In fiscal year ended September 30, 2004, we had net income before taxes of $90,728, in fiscal year ended September 30, 2003, we had net loss before tax of ($306,300), and in fiscal year ended September 30, 2002 our net income before tax was $126,623. Our largest asset is a long-term tax benefit of $715,761.00.

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

     We maintain our corporate  headquarters  in a leased office located at 4500
S. Lakeshore Drive, Suite 357, Tempe, Arizona 85282. No single client accounts for more than 50% of Global Medicals total revenue.

BANKRUPTCY

     Our securities business activities were sharply curtailed by the closure of all business activities maintained by previously existing subsidiaries (other than Global Medical) and their subsequent filings for either Chapter 7 or 11 bankruptcy protection. We were released from Chapter 11 bankruptcy (U.S. Bankruptcy case no. 96-09598-PHX-GBN filed in May of 1996) and administrative surveillance and protection on December 30, 1998. Settlement of all existing debts by minimal cash payments or issue of freely tradable stock has settled all its accounts in a reasonable period of time. New management took over in April of 1999. Management has been approached with merger and or acquisition proposals several times, however, actions regarding such proposals had been postponed until Global Medical reached a stable and profitable trend, which has occurred in fiscal year 2002.

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

               Fiscal 2004                                Price
               -----------                               -------

               First Quarter                             Unknown
               Second Quarter                            Unknown
               Third Quarter                             Unknown
               Fourth Quarter                            Unknown

     As of September 30, 2004, there were over 400 shareholders of record.

     Price range of common stock during this fiscal year: it is management's recollection that common stock traded sporadically in pennies, between 15 cents and 51 cents, however, no regular trading activity was experienced.

DIVIDEND POLICY

     We have not paid cash dividends on our common shares since our inception. We currently intend to retain all of our earnings, if any, to finance the development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

SELECTED FINANCIAL DATA

     The following table summarizes certain selected consolidated financial data and is qualified in its entirety by the more detailed Consolidated Financial Statements and Notes appearing elsewhere in this Report. The data has been derived from the financial statements audited by Shelley Intl CPA, independent certified public accountant.

                                  YEAR ENDED       YEAR ENDED       YEAR ENDED
                                 SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                     2004             2003             2002
                                 -------------    -------------    -------------
STATEMENTS OF OPERATIONS:

REVENUE

  MEDICAL EQUIPMENT SALES        $   1,333,050    $     736,316    $   1,267,070
  FINANCIAL SERVICES                        --               --           26,054

TOTAL SALES                          1,333,050          736,316        1,293,124

COSTS OF GOOD SOLD                     522,719          262,738          756,425

GROSS PROFIT                           810,331          473,578          536,699

EXPENSES

  OPERATIONS/G&A                       719,603          467,482          367,399
  DEDUCT CANCUN INVENTORY                   --          312,550               --

TOTAL EXPENSE                          719,603          780,032          367,399

INCOME BEFORE PROVISION FOR
INCOME TAXES                            90,728         (306,454)         169,300

PROVISION FOR INCOME TAXES              15,157               --           66,491

NET INCOME (LOSS)                       75,571         (306,454)         102,809
                                 =============    =============    =============
BASIC EARNINGS
  (LOSS) PER COMMON SHARE                 0.02            (0.09)            0.03

AVERAGE WEIGHTED NUMBER
  OF COMMON SHARES                   4,491,874        3,535,200        2,941,621
DILUTED EARNINGS PER SHARE                0.02            (0.07)            0.02

DILUTED AVERAGE WEIGHTED
  NUMBER OF COMMON SHARES            4,491,874        4,120,021        4,120,021

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

     During the last five fiscal years, 2000 through 2004 we derived our revenue from sales within the State of Arizona and in Mexico. Cost of sales include the purchasing and refurbishing of used medical equipment, new medical equipment and supplies, parts and contract labor. Operating expenses include general corporate expenses, sales salaries, taxes, and rent, as well as the cost of support services to maintain proper records and import equipment into Mexico.

     Approximately ninety five percent (95%) of our sales during fiscal 2004 occurred because of direct sales. Most of these sales were from long standing relationships, or referrals from existing clients. We have not initiated any formal marketing due to the need for additional capital that must be present prior to accepting additional workload. The primary method of selling has been from "word of mouth referral", we have focused on ensuring that the existing customers are treated well and honestly and we have grown steadily each year. Sales terms have been very flexible in order to assist the clients with their purchases, however, this has placed a burden on our cash flow. We obtain a deposit for the equipment before any deliveries are made and extend payment terms of up to one year to pay. The deposit received usually covers the cost of the goods sold thus limiting exposure to just the profits on the sale. We have been fortunate not to have had any significant bad debt to date, and have maintained title to the equipment being internally financed until final payment is made by utilizing a form of rental/purchase process for all of our clients in Mexico.

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

     All revenue is recognized when shipped. We do currently offer extended terms on the sales of our products. However, we intend to create a separate division that can process the financing in the future and to utilize the EXIM Bank.

     There are no particular external business conditions that have affected our business in the past, however, the war with Iraq had a significant impact on sales during the second and third quarters of fiscal 2003. Sales of healthcare related products have increased in past years and are expected to continue to increase for the foreseeable future. We plan to raise additional capital as quickly as possible and begin acquiring other companies that can enhance our sales and take advantage of the increasing demand in the market. It is essential that we stabilize our stock price at a reasonable value. This is necessary in order to raise capital through the sale of additional shares without significantly diluting the value of shares owned by the current shareholders. We are currently discussing merger plans with several medical equipment sales companies that are also profitable, however we cannot initiate any mergers until the stock price is stabilized and additional capital is raised. We expect that sales will show a significant increase beginning in 2005, provided additional capital is raised to support growth. There are no seasonal or other aspects in our financial performance.

     Revenues have been derived primarily from the Mexican market in the past. However, it is anticipated that revenues will be more evenly distributed between domestic and overseas sales as we acquire additional companies that actively market within the United States.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDING SEPTEMBER 30, 2004, SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

     REVENUE. Total revenue for the fiscal years ending September 30, 2004, September 30, 2003 and September 30, 2002 were $1,333,050, $736,316, and
$1,293,124, respectively. The twelve month period ending September 30, 2003 saw sales of medical equipment of $1,208,949 and equipment repair service revenue of $124,101, and the twelve month period of September 30, 2003 saw sales of medical equipment of $694,441 and equipment repair service of $41,875, and the twelve month period ending September 30, 2002 saw sales of medical equipment of $1,267,070 and service revenue of $26,054, The change in revenue is attributable to buyers regaining confidence following a drop in sales that resulted from the start of the war in Iraq.

     COST OF GOODS SOLD; GROSS PROFIT. Cost of goods sold for the fiscal year ending September 30, 2004, September 30, 2003 and September 30, 2002 were $522,719, $262,738, and $756,425, respectively. Cost of goods sold for the fiscal years ending September 30, 2004, September 30, 2003, and September 30, 2002 were approximately 39% of total revenue, 36% of total revenue, and approximately 58% of total revenue. The increase in cost of goods sold of $522,719,738 or approximately 39% of total revenue of fiscal year ending September 30, 2003 is primarily attributable to increased sales.

     Gross profit for the fiscal year ended September 30, 2004 was $810,331 or 61% of total revenue, gross profit for the fiscal year ended September 30, 2003 was $473,578 or approximately 64% of total revenue, and gross profit for the fiscal year ending September 30, 2002 was $536,699 or approximately 42% of total revenue. The lower percentage of gross profit in fiscal year 2004 as compared to fiscal year 2003 is primarily attributable to the sale of more new equipment with smaller profit margins. In 2002 we had sold a larger percentage of used equipment that had been in inventory and purchased at very low prices.

     SALES, MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Sales, Marketing, General and Administrative expenses for the fiscal year ended September 30, 2004, September 30, 2003, and September 30, 2002 were $719,603, $467,482, and
367,399 respectively. Sales, Marketing, General and Administrative expenses for fiscal year ended September 30, 2004 were approximately $250,000 greater than those of the fiscal year ended September 30, 2003 due to the increased cost for legal and accounting fees associated with the new reporting requirements for public companies, increased salaries for officers, and costs incurred in recovering inventory from the hospital in Cancun Mexico.

     INTEREST EXPENSE. Interest expense for the fiscal years ended September 30, 2004, September 30, 2003 and September 30, 2002 was $1,432, $-0- and $-0-,
respectively. In 2004 a diagnostic Ultrasound was financed for a customer who is paying all the finance charges, therefore the customer pays the monthly payment which includes this amount.

     NET INCOME BEFORE INCOME TAXES. Net income before income taxes for the fiscal year ended September 30, 2004, September 30, 2003 and September 30, 2002, was $90,728, $(306,454), and $169,300, respectively. The increase to $90,728 in fiscal 2004 as compared to fiscal 2003 is primarily the result of a return to normal business following the negative year which resulted from the deduction of inventory from the Cancun Hospital.

     PROVISION FOR INCOME TAXES. As of September 30, 2004, we had a net operating loss carry forward balance of approximately $2,658,738 from losses incurred prior to 1999, and from the Cancun inventory deduction in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Our working capital has fluctuated greatly in the previous periods. At September 30, 2004 we had a positive working capital of $500,436. At September 30, 2003, we had a positive working capital of $282,265, and at September 30, 2002, we had a positive working capital of $262,087. Current assets increased to $750,123 at the twelve months ended September 30, 2004 from $562,294 at the twelve months ended September 30, 2003. Current assets were $722,584 at September 30, 2002. The changes between 2004 and 2003 were due primarily to changes in inventory resulting from the write-off of inventory in Cancun in 2003, and increased capital derived from the sale of preferred stock in Global Medical in 2004.

     Our operating activities used net cash during the years ended September 30, 2003 and September 30, 2002 of $3,084 and $46,787 respectively, as compared to net cash inflow during the fiscal year ended September 30, 2004 of $71,456. The major element contributing to net operating cash flow was cash paid for general and administrative, an increase in legal and accounting fees, increased account receivables, inventory purchases, and an increase in capital from the sale of Global stock.

     At the end of the fiscal year ended September 30, 2004, we had a current note payable outstanding of $35,000. This note resulted from a no-interest note associated with equipment taken in on consignment.

     The long-term debt that was on the balance sheet as of September 30, 2003 was for the loan from officer in 2002, this debt was satisfied by paying 1,000,000 shares of common stock.

     UNLESS WE RAISE ADDITIONAL CAPITAL TO EXPAND OUR BUSINESS, WE MAY NOT BE ABLE TO MEET OUR GROWTH EXPECTATIONS FOR THE COMING YEAR.

CAPITAL STOCK

     We have total authorized capital of 105,000,000 shares consisting of 100,000,000 shares of common stock, $.04 par value per share and 5,000,000 shares of preferred stock, $.05 par value per share. There are currently 5,455,021 shares of common stock issued and outstanding, and -0- shares of preferred shares issued.

OPTIONS

     There are currently no option agreements in place or granted.

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

ITEM 7. FINANCIAL STATEMENTS

                      CENTURY PACIFIC FINANCIAL CORPORATION

                              FINANCIAL STATEMENTS

                               September 30, 2004
                               September 30, 2003

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

COVER SHEET..............................................................F-1

TABLE OF CONTENTS........................................................F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................F-3

CONSOLIDATED BALANCE SHEET, ASSETS.......................................F-4

CONSOLIDATED BALANCE SHEET, LIABILITIES AND STOCKHOLDERS' EQUITY.........F-5

CONSOLIDATED STATEMENT OF OPERATIONS.....................................F-6

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY..........................F-7

CONSOLIDATED STATEMENT OF CASH FLOWS.....................................F-8

NOTES TO FINANCIAL STATEMENTS............................................F-9-14

                            SHELLEY INTERNATIONAL CPA
                               161 E. 1ST. ST. #1
                                 MESA, AZ 85201
                                 (480) 461-8301

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Century Pacific Financial Corporation

We have audited the accompanying consolidated balance sheets of Century Pacific Financial Corporation as of September 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three years ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Financial Corporation as of September 30, 2004 and 2003 and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Shelley International CPA

December 23, 2004
Mesa, Arizona

                     CENTURY PACIFIC FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                         September 30,
                                                -------------------------------
                                                    2004              2003
                                                -------------     -------------
CURRENT ASSETS
  Cash                                          $       9,791     $          --
  Receivables, net                                    448,507           282,469
  Used Equipment Inventory                            291,825           279,825
                                                -------------------------------
Total Current Assets                                  750,123           562,294
                                                -------------------------------
EQUIPMENT AND FURNITURE, net                           78,113            74,371
                                                -------------------------------
OTHER ASSETS
  Investment in Client Files                          500,000           500,000
  Deferred Income Tax Asset                           764,604           779,761
  Other Investments                                    83,272            12,900
  Deposits                                              7,800             7,800
                                                -------------------------------
  Total Other Assets                                1,355,676         1,300,461
                                                -------------------------------
TOTAL ASSETS                                    $   2,183,912     $   1,937,126
                                                ===============================


         The accompanying notes are an integral part of these statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,     September 30,
                                                    2004              2003
                                                -------------     -------------
CURRENT LIABILITIES
  Bank Overdraft                                $          --     $         802
  Accounts Payable                                    124,687           149,227
  Note Payable Shareholder                                 --            85,000
  Accrued Officer Salaries                            125,000            45,000
                                                -------------------------------
  Total Current Liabilities                           249,687           280,029

LONG TERM DEBT
  Subsidiary Preferred Stock                          196,000                --
  Deferred Revenue                                         --            87,693
                                                -------------------------------
  Total Liabilities                                   445,687           367,722
                                                -------------------------------
STOCKHOLDERS' EQUITY
  Preferred Stock, authorized
  5,000,000 shares, par $0.05,
  no shares outstanding

  Common Stock, authorized
  100,000,000 shares,
  par value $0.04 per share
  issued and outstanding
  5,455,01 and 4,400,021
  shares issued and outstanding
  at September 30, 2004
  and 2003 respectfully                               218,201           176,001

  Paid in Capital                                   4,288,794         4,237,744

  Accumulated Deficit                              (2,768,770)       (2,844,341)
                                                -------------------------------
  Total Stockholders' Equity                        1,738,225         1,569,404
                                                -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $   2,183,912     $   1,937,126
                                                ===============================



         The accompanying notes are an integral part of these statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                          Years Ended September 30,
                                                  ----------------------------------------
                                                      2004          2003           2002
                                                  ----------------------------------------
Revenue
  Equipment Sales                                 $ 1,208,949   $   694,441    $ 1,267,070
  Repair Service Revenue                              124,101        41,875         26,054
                                                  ----------------------------------------
    Total Revenue                                   1,333,050       736,316      1,293,124
                                                  ----------------------------------------
Cost of Goods Sold
  Cost of Equipment Sales                             486,859       258,940        756,425
  Cost of Repairs                                      35,860         3,798             --
                                                  ----------------------------------------
    Total Cost of Goods Sold                          522,719       262,738        756,425
                                                  ----------------------------------------
Gross Profit                                          810,331       736,316        536,699
                                                  ----------------------------------------
Selling, general and administrative expenses          719,603       730,220        367,399
Loss on Cancun hospital inventory                          --       312,550             --
                                                  ----------------------------------------
Total Expenses                                        719,603     1,042,770        367,399
                                                  ----------------------------------------
Income Before Income Taxes                             90,728      (306,454)       169,300
                                                  ----------------------------------------
Provision for Income Taxes                             15,157            --         66,491
                                                  ----------------------------------------
Net Income (Loss)                                 $    75,571   $  (306,454)   $   102,809
                                                  ========================================
Basic Earnings (Loss) per Share                          0.02         (0.09)          0.03
                                                  ========================================
Weighted Average Number of Shares                   4,491,874     3,535,200      2,941,621
                                                  ========================================
Diluted Earnings per Share                               0.02         (0.07)          0.02
                                                  ========================================
Diluted Weighted Average Number of Shares           4,491,874     4,120,021      4,120,021
                                                  ========================================



         The accompanying notes are an integral part of these statements

                     CENTURY PACIFIC FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Preferred Stock           Common Stock           Paid in       Accumulated       Total
                                   Shares      Amount      Shares        Amount       Capital         Deficit         Equity
                                   -------------------------------------------------------------------------------------------

Balance, September 30, 2001            --          --    2,941,621    $  117,665    $ 3,947,480    $ (2,640,696)    $1,424,449

Net Income for Year                                                                                     102,809        102,809
                                   -------------------------------------------------------------------------------------------
Balance, September 30, 2002            --          --    2,941,621       117,665      3,947,480      (2,537,887)     1,527,258

S-8 Stock issued for services
  in September 2003                    --          --      200,000         8,000         22,000              --         30,000

Common stock for debt
  on August 8, 2003                    --          --       80,000         3,200         20,800              --         24,000

Common stock for debt
  on August 8, 2003                    --          --    1,178,400        47,136        247,464              --        294,600

Net Loss for Year                      --          --           --            --             --        (306,454)      (306,454)
                                   -------------------------------------------------------------------------------------------
Balance, September 30, 2003            --          --    4,400,021    $  176,001    $ 4,237,744    $ (2,844,341)    $1,569,404

Issuance of Common Stock
  S-8  August 8, 2004                  --          --       55,000         2,200          6,050              --          8,250

Common Stock for debt
  issued August 30, 2004               --          --    1,000,000        40,000         45,000              --         85,000

Net Income for Year                    --          --           --            --             --          75,571         75,571
                                   -------------------------------------------------------------------------------------------
Balance, September 30, 2004            --          --    5,455,021    $  218,201    $ 4,288,794    $ (2,768,770)    $1,738,225
                                   ===========================================================================================

On August 12, 2003 the Company had a 2.5 to 1 reverse stock split. This reverse split has been retroactively applied to the schedule above.

During the last quarter of FYE 9/30/04 the Company sold preferred stock. This preferred stock was converted to preferred stock of the Company's subsidiary, Global Medical, after year end. This conversion has been retroactively applied to the above statement showing no Company preferred stock outstanding


         The accompanying notes are an integral part of these statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                Years Ended September 30,
                                          -------------------------------------
                                             2004         2003           2002
                                          -------------------------------------
Operating Activities

Net Income (Loss)                         $  75,571    $ (306,454)    $ 102,809

  Adjustments to Net Income
  Depreciation                               26,976        20,224        14,345
  Common Stock for Services                   8,250        30,000            --
  Changes in Assets and Liabilities
  Changes in Receivables                   (166,038)      179,826      (327,495)
  Change in Payables                         54,658        53,132       148,412
  Inventory                                 (12,000)      (22,620)      (51,800)
  Prepaid Expenses                               --         4,827        21,173
  Deposits                                       --            --        (5,000)
  Deferred Revenue                          (15,157)       87,693            --
  Change in Deferred Tax Assets               4,286            --        54,176
                                          -------------------------------------
  Cash Used in Operations                   (23,454)       46,628       (43,380)
                                          -------------------------------------
Investing Activities
  Purchase of Investments                    70,372        12,900            --
  Purchase of Business Assets                    --            --        66,427
  Purchase of Equipment                      30,718        36,812        21,980
                                          -------------------------------------
  Cash Used for Investing                   101,090        49,712        88,407
                                          -------------------------------------
Financing Activities
  Sale of Preferred Stock subsidiary        196,000            --            --
  Note Payable Shareholder                       --            --        85,000
  Note Payable                                   --            --            --
                                          -------------------------------------
  Cash from Financing                       196,000            --        85,000
                                          -------------------------------------
Net Change in Cash                           71,456        (3,084)      (46,787)

Beginning Cash Balance                           --         3,084        49,871
                                          -------------------------------------
Ending Cash Balance                          71,456            --         3,084
                                          =====================================

Significant non cash transactions
  See Stockholders' Equity note

Additional Disclosures
  Taxes                                          --            --    $    6,500
  Interest                               $    1,432            --            --



         The accompanying notes are an integral part of these statements

                     CENTURY PACIFIC FINANCIAL CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1. GENERAL BUSINESS AND ACCOUNTING POLICIES

Organization and Business

Century Pacific Financial Corporation (the Company) was organized as a Delaware corporation on December 29, 1982. The Company currently has three wholly owned subsidiaries, Global Medical Technologies, Inc., Century Pacific Fidelity Corporation, and Century Pacific Investment Management Corporation. Global Medical Technologies, Inc. is operating and the other two are inactive at this time and are without assets or debts. Global Medical Technologies, Inc. was formed on April 4, 1999 to buy and sell refurbished medical equipment.

Basis

The  consolidated   financial   statements  are  prepared  following  accounting
principles generally accepted in the United States of America. All inter-company accounts have been eliminated.

Revenue Recognition

For the medical equipment sales the revenue is recognized upon shipment, FOB destination for equipment delivered by the Company and FOB shipping point for shipments made through common carrier. For the repair services, revenue is recognized when the service is rendered.

For certain sales, payments are extended either for twelve months. These sales are recognized ratably over the payment period. The net deferred revenue represents the portion of these net sales not yet recognized. Title does not pass to the purchaser until the final payment is made.

Accounts Receivable

The detail of Accounts Receivable at September 30, is listed below.

                                             2004             2003
                                           --------         --------

        Gross Accounts Receivable           461,634          307,031
        Allowance for Doubtful Accounts     (13,127)         (24,562)
                                           --------         --------
        Net Amount                          448,507          282,469
                                           ========         ========

Inventory

Inventory is stated at the lower of cost or market on a specific  identification
system.   Most  medical   equipment  is  bought  and  sold  with  little  or  no
refurbishing.

Equipment and Furniture

Equipment and vehicles are depreciated using the straight-line method over their five year estimated useful lives. Depreciation for 2004 is $26,976, for 2003 is $20,223 and for 2002 is $14,345.

Fixed assets at September 30, 2004 and 2003 consist of the following:

                                             2004             2003
                                           --------         --------

        Equipment and Furniture             150,243          119,526
        Less: Accumulated depreciation      (72,130)         (45,154)
                                           --------         --------
                                           $ 78,113         $ 74,371
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

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $3,641 for the year ended September 30, 2004, $2,372 for the year ended September 30, 2003 and $0 for the year ended September 30, 2002.

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

On August 8, 2003 the Company converted $24,000 of debt to 80,000 shares of restricted common stock.

On August 12, 2003 the Company had another reverse stock split of 2.5 to 1.

September 2003 the Company issued 200,000 shares of common stock for consulting services valued at $30,000.

On August 8, 2004 the Company issued 55,000 shares of common stock to consultants for services valued at $8,250.00.

On August 30, 2004 the Company issued 1,000,000 shares of restricted common stock in exchange for a note payable to an officer of $85,000.

During the last quarter of the year the Company issued preferred stock and raised $196,000. After year end this preferred stock was converted to preferred stock of the Company's wholly owned subsidiary, Global Medical Technologies, Inc. This stock is convertible to Global Medical Common Stock when the price of Global common stock reaches $0.50 per share or higher. Global is currently a private company owned principally by Century. The future timing of Global's stock becoming tradable and worth $0.50 per share is not predictable at this time. These preferred shares on the subsidiaries books are therefore show as long term debt on the Company's statements.

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

The components of deferred taxes assets at year-ends September 30 are as follows:

                                               2004        2003        2002
                                             --------    --------    --------

        Tax effect of net operating losses   $764,604    $779,801    $776,801
        Other                                       0           0       2,960
                                             --------    --------    --------
        Net Deferred Tax Asset               $764,604    $779,801    $779,761
                                             ========    ========    ========

The estimated federal Net Operating Loss carry-forwards for the Company and the corresponding expiration dates are listed below as of September 30, 2003.

                                               Amount       Last year
                                            ----------      ---------

        Amount available from year 1991     $  424,189        2006
        Amount available from year 1992      1,205,511        2007
        Amount available from year 1993        626,560        2008
        Amount available from year 1994         80,024        2009
        Amount available from year 1995         20,249        2010
        Amount available from year 1996          1,593        2011
        Amount available from year 1998            387        2018
        Amount available from year 2003        300,225        2023
                                            ----------
        Total                               $2,658,738
                                            ==========

The loss for the years 1998 and prior were associated with the parent company. The loss listed for 2003 pertains to the subsidiary Global Medical Technologies, Inc.

The provision for income taxes was calculated as follows.

                                              9/30/04     9/30/03     9/30/02
                                              -------     -------     -------
        Net change in the
          deferred tax benefit                 15,197           0      41,760
        Current taxes payable                       0           0       9,682
                                              -------     -------     -------
        Provision for Income Taxes             15,197           0      50,442
                                              =======     =======     =======

NOTE 4. CONTINGENCIES AND COMMITMENTS

The Company's medical equipment offices and warehouse have a future lease expense illustrated below.

                          Year 1      Year 2      Year 3      Year 4      Year 5
                          ------      ------      ------      ------      ------

Real Estate Leases       $52,188     $30,000     $30,000           0           0

The Company sells most of its products to Mexico through a sales agent. If that agent were no longer available, it would cost the Company time and resources to establish another relationship.

NOTE 5. RELATED PARTIES TRANSACTIONS

During the previous two years the Company has accrued salaries to the president of $125,000.

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

NOTE 9. CANCUN HOSPITAL DEBT WRITE OFF

A hospital customer in Cancun, Mexico, which purchased a large portion of the Company's products during 2002 has experienced financial difficulty, become insolvent and has been bought by new owners. The hospital has continued to operate.

Negotiations with the new hospital owners have progressed very slowly over the last year. The hospital has not been willing to finalize an agreement. It could be possible that the Company will not be able to recover the inventory associated with the hospital. Although management expects to complete an arrangement for the value of this remaining inventory to the new hospital owners, it is at risk. The total inventory associated with the hospital is $312,550. Management has decided to write off this inventory value as of September 30, 2003. Notwithstanding this, management is vigorously pursuing all legal remedies to resolve this matter.

NOTE 10. SUBSEQUENT EVENTS

After year end president of the Company signed a letter of intent to sell all of his shares in the Company to another party. This would change control of the Company.

NOTE 11. NOTE PAYABLE

The Company took medical equipment valued at $35,000 in on consignment and created a note payable that carries no interest. The Company intends to pay this note once the equipment is sold and is paid for.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTIONS 16(a) OF THE EXCHANGE ACT.

     The following table sets forth certain information regarding our directors, executive officers, and certain key employees:

     NAME                         AGE          POSITION
     ----                         ---          --------

     David L. Hadley(1)            51          President, Chief Executive
                                               Officer and Chairman of the
                                               Board
     Karen A. Hadley               50          Secretary and Member of the Board
     Syed M. Huq                   58          Treasurer and Member of the
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

Karen A. Hadley is the Secretary. She is married to David L. Hadley and has 4 children.

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

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth the compensation awarded by the Company for the fiscal years ended September 30, 2003 and 2004, respectively, to the Company's named executive officers. We did not pay any compensation to any director during 2003 or 2004.

                                                                      Long Term
                                                    Annual          Compensation/
                                                 Compensation    Securities Underlying     All Other
Name and Principal Position             Year        Salary             Options           Compensation
---------------------------             ----     ------------    ---------------------   ------------
David L. Hadley (1)                     2003       $60,000                                  $20,500
Director/CEO/President/CFO/Secretary    2004       $60,000                                  $20,000

-------------------
(1) David L. Hadley has served as our Chairman of the Board, Chief Executive Officer and President. David L. Hadley has no stock options to purchase shares of common stock and was paid no compensation for his services as Chief Executive Officer and President of the Company. As Chief Executive Officer and President of our wholly-owned subsidiary, Global Medical Technologies, Inc., Mr. Hadley has been paid an annual salary of $60,000 together with an annual bonus as set forth above in connection with his services to Global Medical Technologies, Inc.

     There were no new option grants to any of the Company's named executive officers during the fiscal years ended September 30, 2003 and 2004, respectively, and no options were exercised by any named executive officers during the fiscal years ended September 30, 2003 and 2004, respectively.

     We do not at this time offer  medical  insurance  or other  benefits to our
employees,   including  executive  officers  and  directors  who  also  are  our employees.

DIRECTORS' COMPENSATION

     We currently do not compensate our employee directors for their services. We may reimburse our directors for certain expenses in connection with attendance at board and committee meetings.

EMPLOYMENT AGREEMENTS

     We entered into a consulting agreement with our President, David L. Hadley, on September 30, 2002. Mr. Hadley undertook to create and manage sales and marketing plans to create sales of products and training and to implement those services for us. Mr. Hadley has also performed the tasks necessary to get

Century's stock trading again. Mr. Hadley's annual salary is $60,000.00, and he shall receive annual cash bonuses of not less than $20,000, to be negotiated each year based upon successful completion of goals as established by the board of directors and Mr. Hadley.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     We have set forth in the following table certain information regarding our common stock beneficially owned on January 3, 2005 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock,
(ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. At January 3, 2005, 7,925,021 shares of our common stock were outstanding.

                                                    Amount of Beneficial    Percent of Beneficial
Name of Beneficial Owner (1)                               Ownership               Ownership
------------------------                            --------------------    ---------------------
David L. Hadley (2)                                       3,470,000                 43.79%

Natural Technologies, Inc. (3)                            2,155,287                 27.20%

All Executive Officers and Directors as a group           5,625,287                 70.99%

----------------

(1) Except as indicated, and subject to community property laws when applicable, the persons named in the table have sole voting and investing power with respect to all shares of common stock shown as beneficially owned by them. Except as otherwise indicated, each of such persons may be reached through us at 4500 S. Lakeshore Dr., Suite 357, Tempe, AZ. 85282.
(2) The above shares include 2,470,000 of the Company's restricted common stock issued to Mr. Hadley on or about December 13, 2004, in payment of $125,000 of accrued but unpaid compensation.
(3) David L. Hadley is a director, officer and controlling stockholder of Natural Technologies, Inc. and thus has the voting and investing power with respect to such shares held by Natural Technologies, Inc.

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

     (b)  REPORTS ON FORM 8-K

     There were two  reports on Form 8-K filed  during  the fiscal  year  ending
September 30, 2004. A Form 8-K was filed to report the Strategic Alliance Agreement that was signed on April 16, 2004 between Century Pacific Financial Corp. and Cryptic Afflictions, LLC. A Form 8-K was filed September 24, 2004 related to a change in officers, and the settlement of a loan from officer that resulted in the issuance of 1,000,000 shares if common stock as payment in full for the debt owed. Both of the these filings can be viewed by reviewing the Company's filings on EDGAR.

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

ITEM 15. AUDITOR FEES

     Audit and review fees billed for the year ending September 30, 2002 were $15,000. Audit and review fees for the year ended September 30, 2003 were $15,575. Audit and review fees for fiscal year ended September 30, 2004 were $34,000.00 These fees were all for normal audit and review services associated with the 10-KSB and 10-QSB filings.

     No other services were provided by the auditor. The federal and state tax returns were prepared by the auditor.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTURY PACIFIC FINANCIAL CORPORATION


Date:  January 10, 2005                 By:  /s/ David Hadley
                                             -----------------------------------
                                             David L. Hadley
                                             President, Director and
                                             Chief Executive Officer