Form 10QSB
period 2004-12-31
CENTURY PACIFIC FINANCIAL CORP
filed 2005-02-14
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended December 31, 2004

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 31, 2004, there were 7,925,021 shares of the registrant's Common Stock outstanding.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. The results for interim periods are not necessarily indicative of trends or of results to be expected for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's most recent report on Form 10-QSB.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Audit Committee
Century Pacific Financial Corporation.

We have reviewed the accompanying interim balance sheets of Century Pacific Financial Corporation as of December 31, 2004, and September 30, 2004 and the associated statements of operations, stockholders' equity and cash flows and for the three-month periods ended December 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

/s/ Shelley International, CPA

Mesa, Arizona, U.S.A.
February 14, 2005

                      CENTURY PACIFIC FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                    December 31,
                                                        2004       September 30,
                                                    (Unaudited)        2004
                                                    ------------   ------------
CURRENT ASSETS
   Cash                                             $      3,400   $      9,791
   Receivables, net                                      364,094        448,507
   Prepaid Expenses
   Used Equipment Inventory                              315,825        291,825
                                                    ------------   ------------
      Total Current Assets                               683,319        750,123
                                                    ------------   ------------
EQUIPMENT AND FURNITURE, net                              74,363         78,113
                                                    ------------   ------------
OTHER ASSETS

   Investment in Client Files                            500,000        500,000
   Deferred Income Tax Asset                             764,604        764,604
   Other Investments                                     119,174         83,272
   Deposits                                                7,800          7,800
                                                    ------------   ------------
      Total Other Assets                               1,391,578      1,355,676
                                                    ------------   ------------
TOTAL ASSETS                                          $2,149,260     $2,183,912
                                                    ============   ============


        The accompanying notes are an integral part of these statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,
                                                        2004       September 30,
                                                    (Unaudited)        2004
                                                    ------------   ------------
CURRENT LIABILITIES
   Accounts Payable                                 $     87,695    $   124,687
   Note Payable Shareholder                               39,000
   Accrued Officer Salaries                                   --        125,000
                                                    ------------   ------------
      Total Current Liabilities                          126,695        249,687
                                                    ------------   ------------
LONG TERM DEBT
   Subsidiary Preferred Stock                            245,994        196,000
   Deferred Revenue
                                                    ------------   ------------
      Total Liabilities                                  372,689        445,687
                                                    ------------   ------------
STOCKHOLDERS' EQUITY

   Preferred Stock, authorized
   5,000,000 shares, par $0.05,
   no shares outstanding

   Common Stock, authorized
   100,000,000 shares,
   par value $0.04 per share
   issued and outstanding
   7,925,021 and 5,455,021
   at December 31, 2004 and
   September 30, 2004
   respectively                                          317,001        218,201

   Paid in Capital                                     4,314,994      4,288,794

   Accumulated Deficit                                (2,855,424)    (2,768,770)
                                                    ------------   ------------
      Total Stockholders' Equity                       1,776,571      1,738,225
                                                    ------------   ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $  2,149,260   $  2,183,912
                                                    ============   ============


        The accompanying notes are an integral part of these statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                       Three Months Ended
                                                   ----------------------------
                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------
Revenue
   Equipment Sales                                 $     71,960    $    201,386
   Repair Service Revenue                                34,231          38,124
                                                   ------------    ------------
      Total Revenue                                     106,191         239,510
                                                   ------------    ------------
Cost of Goods Sold
   Cost of Equipment Sales                               42,918          90,760
   Cost of Repairs                                        2,581           4,175
                                                   ------------    ------------
      Total Cost of Goods Sold                           45,499          94,935
                                                   ------------    ------------
   Gross Profit                                          60,692         144,575
                                                   ------------    ------------
Selling, general and administrative expenses            142,290         117,288
   Depreciation Expense                                   5,056
                                                   ------------    ------------
      Total Expenses                                    147,346         117,288
                                                   ------------    ------------
Income Before Income Taxes                              (86,654)         27,287
                                                   ------------    ------------
Provision for Income Taxes                                                6,003
                                                   ------------    ------------
Net Income (Loss)                                  $    (86,654)   $     21,284
                                                   ============    ============
Basic Earnings (Loss) per Share                    $      (0.01)   $       0.00
                                                   ------------    ------------
Weighted Average Number of Shares                     5,879,967       4,400,021
                                                   ------------    ------------
Diluted Earnings per Share                         $      (0.01)
                                                   ------------
Diluted Weighted Average Number of Shares             5,879,967
                                                   ------------


           The accompanying notes are an integral part of these notes

                      CENTURY PACIFIC FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                Preferred Stock       Common Stock        Paid in     Accumulated      Total
                                Shares   Amount     Shares     Amount     Capital       Deficit        Equity
                                ---------------    -------------------   ----------   -----------    ----------
BALANCE, SEPTEMBER 30, 2001                        2,941,621  $117,665   $3,947,480   $(2,640,696)   $1,424,449

Net Income for Year                                                                       102,809       102,809
                                ---------------    -------------------   ----------   -----------    ----------
BALANCE, SEPTEMBER 30, 2002                        2,941,621   117,665    3,947,480    (2,537,887)    1,527,258

S-8 Stock issued for services                        200,000     8,000       22,000                      30,000
  in September 2003
Common stock for debt                                 80,000     3,200       20,800                      24,000
  on August 8, 2003
Common stock for debt                              1,178,400    47,136      247,464                     294,600
  on August 8, 2003
Net Loss for Year                                                                        (306,454)     (306,454)
                                ---------------    -------------------   ----------   -----------    ----------
BALANCE, SEPTEMBER 30, 2003                        4,400,021  $176,001   $4,237,744   $(2,844,341)   $1,569,404

Common Stock issued                                   55,000     2,200        6,050                       8,250
  S-8  August 8, 2004
Common Stock for debt                              1,000,000    40,000       45,000                      85,000
  issued August 30, 2004
Net Income for Year                                                                        75,571        75,571
                                ---------------    -------------------   ----------   -----------    ----------
BALANCE, SEPTEMBER 30, 2004                        5,455,021  $218,201   $4,288,794   $(2,768,770)   $1,738,225

Common Stock issued for
  services                                         2,470,000    98,800       26,200                     125,000
Net (loss) for Year                                                                       (86,654)     (86,654)
                                ---------------    -------------------   ----------   -----------    ----------
BALANCE, DECEMBER 31, 2004                         7,925,021  $317,001   $4,314,994   $(2,855,424)   $1,776,571
                                ===============    ===================   ==========   ===========    ==========

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


                                                       Three Months Ended
                                                   ----------------------------
                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------
Operating Activities

Net Income (Loss)                                  $    (86,654)   $     21,284

Adjustments to Net Income
   Depreciation                                           5,056
   Preferred Stock for Services                          49,994
Changes in Assets and Liabilities
   Changes in Receivables                                84,413          17,467
   Change in Payables                                   (36,992)        (11,559)
   Inventory                                            (24,000)          5,056
   Prepaid Expenses                                                         500
   Deposits                                                              (3,729)
   Deferred Revenue                                                     (26,772)
   Change in Deferred Tax Assets                                          6,003
                                                   ------------    ------------
   Cash Used in Operations                               (8,183)          8,250
                                                   ------------    ------------
Investing Activities

   Purchase of Investments                              (35,902)
   Purchase of Equipment                                 (1,306)          1,025
                                                   ------------    ------------
   Cash Used for Investing                              (37,208)          1,025
                                                   ------------    ------------
Financing Activities

   Note Payable Shareholder                              39,000
                                                   ------------    ------------
   Cash from Financing                                   39,000
                                                   ------------    ------------
Net Change in Cash                                       (6,391)          7,225

Beginning Cash Balance                                    9,791              --
                                                   ------------    ------------
Ending Cash Balance                                       3,400    $      7,225
                                                   ============    ============
Significant non cash transactions
See Stockholders' Equity note

Additional Disclosures

Taxes                                              $         --    $         --
Interest                                           $      1,432    $         --


        The accompanying notes are an integral part of these statements

                      CENTURY PACIFIC FINANCIAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  GENERAL BUSINESS AND ACCOUNTING POLICIES

Organization and Business

Century Pacific Financial Corporation (the Company) was organized as a Delaware corporation on December 29, 1982. The Company currently has three wholly owned subsidiaries, Global Medical Technologies, Inc. is operating and the other two are inactive at this time and are without assets or debts. Global Medical Technologies, Inc. was formed on April 4, 1999 to buy and sell refurbished medical equipment.

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

Accounts Receivable

The detail of Accounts Receivable at December 31, 2004, is listed below.

                                                     12/31/2004     9/30/2004
                                                     ----------     ---------

         Gross Accounts Receivable                   $  377,113     $ 461,634
         Allowance for Doubtful Accounts                (13,019)      (13,127)
                                                     ----------     ---------

         Net Amount                                  $  364,094     $ 448,507
                                                     ==========     =========

Inventory

Inventory is stated at the lower of cost or market on a specific  identification
system.   Most  medical   equipment  is  bought  and  sold  with  little  or  no
refurbishing.

Equipment and Furntiure

Equipment and vehicles are depreciated using the straight-line method over their five year estimated useful lives. Depreciation for the three months ended December 31, 2004 is $5056 and for the year ended September 30, 2004 is $26,976.

Fixed assets at December 31, 2004 and September 30, 2004 follows:

                                                       2004       2004
                                                     --------   --------

         Equipment and Furniture                     $151,549   $119,526
         Less: Accumulated depreciation               (77,186)   (45,154)
                                                     --------   --------
                                                     $ 78,113   $ 74,371
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

Earnings (Loss)per Share

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

On August 8, 2004 the Company donated 49,400 shares of restricted common stock to a local religious organization.

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

On December 15, 2004 the Company issued 2,470,000 restricted common shares in exchange for $125,000 accumulated unpaid salary to the Company President.

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

The components of deferred taxes assets at year-ends September 30 are as follows:

                                                   2004       2003       2002
                                                 --------   --------   --------

         Tax effect of net operating losses      $764,604   $779,801   $776,801
         Other                                          0          0      2,960
                                                 --------   --------   --------

         Net Deferred Tax Asset                  $764,604   $779,801   $779,761
                                                 --------   --------   --------

The estimated federal Net Operating Loss carry-forwards for the Company and the corresponding expiration dates are listed below as of September 30, 2003.

                                                      Amount      Last year
                                                    ----------    ---------
         Amount available from year 1991            $  424,189      2006
         Amount available from year 1992             1,205,511      2007
         Amount available from year 1993               626,560      2008
         Amount available from year 1994                80,024      2009
         Amount available from year 1995                20,249      2010
         Amount available from year 1996                 1,593      2011
         Amount available from year 1998                   387      2018
         Amount available from year 2003               300,225      2023
                                                    ----------
         Total                                      $2,658,738
                                                    ----------

The loss for the years 1998 and prior were associated with the parent company. The loss listed for 2003 pertains to the subsidiary Global Medical Technologies, Inc.

The provision for income taxes was calculated as follows.

                                      9/30/04          9/30/03           9/30/02
                                      -------          -------           -------
         Net change in the
           deferred tax benefit        15,197                0            41,760
         Current taxes payable              0                0             9,682
                                      -------          -------           -------

         Provision for Income Taxes    15,197                0            50,442
                                      -------          -------           -------

NOTE 4.  CONTINGENCIES AND COMMITMENTS

The Company's medical equipment offices and warehouse have a future lease expense illustrated below.

                      Year 1       Year 2       Year 3       Year 4       Year 5

Real Estate Leases   $52,188      $30,000      $30,000            0            0
                     -----------------------------------------------------------

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

NOTE 6.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 7.  SEGMENT INFORMATION

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

NOTE 8.  CANCUN HOSPITAL DEBT WRITE OFF

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

NOTE 9. SUBSEQUENT EVENTS

A purchase agreement dated December 8, 2004 was amended and entered into on January 3, 2005 by the two majority shareholders of the Company wherein they agreed to sell the 5,625,287 shares they own two a limited liability company. The 5,625,287 shares comprise approximately 71% of the Company's issued and outstanding stock. This will change control of the Company. As part of the sale all of the interest in the subsidiaries of the Company were distributed to the shareholders. The details of this transaction are explained in an 8-K filing. This sale also had all of the assets and debts of the Parent company assumed by Global (at he operating subsidiary).

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

MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  CONTINUING  AND  FUTURE  PLAN  OF
OPERATIONS.

This analysis should be read in conjunction with the condensed consolidated financial statements, the notes thereto, and the financial statements and notes thereto included in the Company's September 30, 2004, Annual Report on Form 10-KSB. All non-historical information contained in this quarterly report is a forward-looking statement. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause the actual results to differ materially from those reflected in the forward-looking statements.

During the quarter  ended  December  31,  2004,  The Company has been engaged in
biotechnology,   medical  equipment  sales  and  service,  and  hospital  design consultation.

On December 8, 2004, David L. Hadley ("Hadley") and Natural Technologies, Inc., an Arizona corporation ("NTI")(Hadley and NTI are referred to herein collectively as the "Shareholders") entered into a Securities Purchase Agreement, as amended on January 3, 2005 (the "Purchase Agreement") with Keating Reverse Merger Fund, L.L.C. ("Keating") under which Keating agreed to purchase and the Shareholders agreed to sell an aggregate of 5,625,287 shares of the common stock of the Company held collectively by the Shareholders (the "Shares") for a purchase price of $375,000 (the "Purchase Price"), or $0.067 per share. David L. Hadley is the CEO, President and Chairman of the Company.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended December 31, 2004, the Company's operations were conducted through its wholly owned subsidiary, Global Medical Technologies, Inc. The liquidity requirements of the Company consisted primarily of the operating cash requirements, or working capital needed, for Global Medical Technologies, Inc.

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


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

On December 13,  2004,  the Board of Directors  issued  2,470,000  shares of the
Company's common stock to its Director and President, David L.Hadley, in consideration for accrued and unpaid salary of $125,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On January 31, 2005, the Company, Global Technologies, Inc., an Arizona corporation, a wholly owned subsidiary of the Company ("Global"), and the Shareholders entered an Assumption Agreement (the "Assumption Agreement"). Under the Assumption Agreement, the Company contributed all of the shares of common stock of its other wholly-owned, inactive subsidiaries, Century Pacific
Financial Corp. and Century Pacific Investment Management Corporation, to Global. Global agreed to assume all liabilities of the Company and to indemnify the Company for any loss the Company incurs with respect to such assumed liabilities. Global and the Shareholders also agreed to release the Company from any and all obligations and claims.

On February 4, 2005, the Company completed the distribution of all 7,925,021 shares of common stock of Global owned of record and beneficially by the Company (the "Global Shares") pro rata to the Company's stockholders of record as of January 31, 2005 (the "Distribution"). Pursuant to the Distribution, each stockholder of the Company received one share of common stock of Global for each one share of common stock of the Company owned of record or beneficially by the stockholder on the record date. Global will continue to operate its medical equipment reconditioning business as an independent company following the Distribution.

The transactions under the Assumption Agreement and the Distribution had been previously approved and authorized by the Company's board of directors.

Following the completion of the transactions under the Assumption Agreement and the Distribution, the Shareholders completed the sale of the Shares to Keating on February 4, 2005. As of the date of this Current Report, the Company has 7,925,021 shares of common stock outstanding. Keating owns 5,625,287 shares of the Company's common stock, or approximately 70.9% of the outstanding shares. The remaining shareholders of the Company own 2,299,734 shares, or approximately 29.1% of the outstanding shares.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             31.1   Certification  of the Chief  Executive  Officer  Pursuant to
                    Section 302 of the Sarbanes-Oxley Act

             31.2   Certification  of the Chief  Financial  Officer  Pursuant to
                    Section 302 of the Sarbanes-Oxley Act

             32.1   Certification  of the Chief  Executive  Officer  Pursuant to
                    Section 906 of the Sarbanes-Oxley Act

             32.2   Certification  of the Chief  Financial  Officer  Pursuant to
                    Section 906 of the Sarbanes-Oxley Act

         (b) REPORTS ON FORM 8-K

             On December 20, 2004, the Company filed an amendment to Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CENTURY PACIFIC FINANCIAL CORPORATION

Date:  February 14, 2005             By:  /s/ David L. Hadley
                                          --------------------------------------
                                          David L. Hadley
                                          President, Director, Chief
                                          Executive Officer and Chief
                                          Financial Officer