Form 10QSB/A
period 2004-12-31
CENTURY PACIFIC FINANCIAL CORP
filed 2005-03-08
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


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

Mesa, Arizona, U.S.A.
February 25, 2005

                      CENTURY PACIFIC FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    December 31,
                                                        2004       September 30,
                                                    (Unaudited)        2004
                                                    ------------   ------------

CURRENT ASSETS
  Cash                                              $      6,126   $      9,791
  Receivables, net                                       360,262        448,507
  Prepaid Expenses
  Used Equipment Inventory                               315,825        291,825
                                                    ------------   ------------
      Total Current Assets                               682,213        750,123
                                                    ------------   ------------
EQUIPMENT AND FURNITURE, net                              74,363         78,113
                                                    ------------   ------------
OTHER ASSETS
  Investment in Client Files                             500,000        500,000
  Deferred Income Tax Asset                              764,604        764,604
  Other Investments                                      112,456         83,272
  Deposits                                                 7,800          7,800
                                                    ------------   ------------
      Total Other Assets                               1,384,860      1,355,676
                                                    ------------   ------------
TOTAL ASSETS                                        $  2,141,436   $  2,183,912
                                                    ============   ============


        The accompanying notes are an integral part of these statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,
                                                        2004       September 30,
                                                    (Unaudited)        2004
                                                    ------------   ------------
CURRENT LIABILITIES
  Accounts Payable                                  $    139,273   $    124,687
  Payable - Related Parties                                4,000
  Notes Payable - Third Party                             15,000
  Notes Payable - Consignment
    Inventory                                             35,000
  Accrued Officer Salaries                                    --        125,000
                                                    ------------   ------------
  Total Current Liabilities                              193,273        249,687
                                                    ------------   ------------
LONG TERM DEBT
  Subsidiary Preferred Stock                             231,000        196,000
  Deferred Revenue
                                                    ------------   ------------
  Total Liabilities                                      424,273        445,687
                                                    ------------   ------------
STOCKHOLDERS' EQUITY

  Preferred Stock, authorized
  5,000,000 shares, par $0.05,
  no shares outstanding                                       --             --

  Common Stock, authorized
  100,000,000 shares,
  par value $0.04 per share
  issued and outstanding
  7,925,021 and 5,455,021
  at December 31, 2004 and
  September 30, 2004
  respectively                                           317,001        218,201

  Paid in Capital                                      4,314,994      4,288,794

  Accumulated Deficit                                 (2,914,832)    (2,768,770)
                                                    ------------   ------------
  Total Stockholders' Equity                           1,717,163      1,738,225
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  2,141,436   $  2,183,912
                                                    ============   ============


        The accompanying notes are an integral part of these statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                       Three Months Ended
                                                   ----------------------------
                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------
Revenue
  Equipment Sales                                  $     71,960    $    201,386
  Repair Service Revenue                                 34,231          38,124
                                                   ------------    ------------
  Total Revenue                                         106,191         239,510
                                                   ------------    ------------
Cost of Goods Sold
  Cost of Equipment Sales                                98,684          90,760
  Cost of Repairs                                         2,581           4,175
                                                   ------------    ------------
  Total Cost of Goods Sold                              101,265          94,935
                                                   ------------    ------------
  Gross Profit                                            4,926         144,575
                                                   ------------    ------------
Selling, general and administrative expenses            145,932         117,288
  Depreciation Expense                                    5,056
                                                   ------------    ------------
  Total Expenses                                        150,988         117,288
                                                   ------------    ------------
Income Before Income Taxes                             (146,062)         27,287
                                                   ------------    ------------
Provision for Income Taxes                                                6,003
                                                   ------------    ------------
Net Income (Loss)                                  $   (146,062)   $     21,284
                                                   ============    ============
Basic Earnings (Loss) per Share                    $      (0.02)   $       0.00
                                                   ------------    ------------
Weighted Average Number of Shares                     5,879,967       4,400,021
                                                   ------------    ------------
Diluted Earnings per Share                         $      (0.02)
                                                   ------------
Diluted Weighted Average Number of Shares             5,879,967
                                                   ------------


         The accompanying notes are an integral part of these statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                Preferred Stock       Common Stock
                                ---------------    -------------------    Paid in     Accumulated      Total
                                Shares   Amount     Shares     Amount     Capital       Deficit        Equity
                                ---------------    -------------------   ----------   -----------    ----------

BALANCE, SEPTEMBER 30, 2001                        2,941,621  $117,665   $3,947,480   $(2,640,696)   $1,424,449

Net Income for Year                                                                       102,809       102,809
                                ---------------    -------------------   ----------   -----------    ----------
BALANCE, SEPTEMBER 30, 2002                        2,941,621   117,665    3,947,480    (2,537,887)    1,527,258

Common Stock issued for                              200,000     8,000       22,000                      30,000
  services in September 2003
Common stock for debt                                 80,000     3,200       20,800                      24,000
  on August 8, 2003
Common stock for debt                              1,178,400    47,136      247,464                     294,600
  on August 8, 2003
Net Loss for Year                                                                        (306,454)     (306,454)
                                ---------------    -------------------   ----------   -----------    ----------
BALANCE, SEPTEMBER 30, 2003                        4,400,021  $176,001   $4,237,744   $(2,844,341)   $1,569,404

Common Stock issued for                               55,000     2,200        6,050                       8,250
  services on August 8, 2004
Common Stock for debt                              1,000,000    40,000       45,000                      85,000
  issued August 30, 2004
Net Income for Year                                                                        75,571        75,571
                                ---------------    -------------------   ----------   -----------    ----------
BALANCE, SEPTEMBER 30, 2004                        5,455,021  $218,201   $4,288,794   $(2,768,770)   $1,738,225

Common Stock issued for
  services                                         2,470,000    98,800       26,200                     125,000
Net (loss) for Year                                                                      (146,062)     (146,062)
                                ---------------    -------------------   ----------   -----------    ----------
BALANCE, DECEMBER 31, 2004                         7,925,021  $317,001   $4,314,994   $(2,914,832)   $1,717,163
                                ===============    ===================   ==========   ===========    ==========


On August 12, 2003 the Company had a 2.5 to 1 reverse stock split. This reverse split has been retroactively applied to the schedule above.

The Company's subsidiary, Global Medical, has issued and outstanding preferred stock in the amount of $231,000. This preferred stock is convertible into common stock of Global Medical under specified conditions. This preferred stock is on the books of Global and thus is shown as long term debt on the Company's consolidated statements.


        The accompanying notes are an integral part of these statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                       Three Months Ended
                                                   ----------------------------
                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------
Operating Activities

Net Income (Loss)                                  $   (146,062)   $     21,284

Adjustments to Net Income
  Depreciation                                            5,056
  Subsidiary Preferred Stock for Services                50,000

Changes in Assets and Liabilities
  Decrease in Receivables                                88,245          17,467
  Decrease in Prepaid Expenses                                              500
  (Increase)/Decrease in Inventory                      (24,000)          5,056
  (Increase) in Deposits                                                 (3,729)
  Decrease in Deferred Tax Assets                                         6,003
  Increase in Accounts Payable                           18,586
  Increase in Notes Payable                              35,000
  (Decrease) in Accrued Officer Salary                 (125,000)
  (Decrease) in Deferred Revenue                                        (26,772)
                                                   ------------    ------------
  Cash Used in Operations                               (98,175)         19,809
                                                   ------------    ------------
Investing Activities
  Purchase of Investments                               (29,184)
  Purchase of Equipment                                  (1,306)         (1,025)
                                                   ------------    ------------
  Cash Used for Investing                               (30,490)         (1,025)
                                                   ------------    ------------
Financing Activities
  Common Stock issued for Accrued
    Officer Salary                                      125,000
                                                   ------------    ------------
  Cash Provided for Financing                           125,000              --

Net Change in Cash                                       (3,665)         18,784

Beginning Cash Balance                                    9,791              --
                                                   ------------    ------------
Ending Cash Balance                                $      6,126    $     18,784
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

Accounts Receivable

The detail of Accounts Receivable at December 31, 2004 and September 30, 2004, is listed below.

                                       12/31/2004     9/30/2004
                                       ----------    ----------

     Gross Accounts Receivable         $  373,281    $  461,634
     Allowance for Doubtful Accounts      (13,019)      (13,127)
                                       ----------    ----------

     Net Amount                        $  360,262    $  448,507
                                       ==========    ==========

Inventory

Inventory is stated at the lower of cost or market on a specific  identification
system.   Most  medical   equipment  is  bought  and  sold  with  little  or  no
refurbishing.

Equipment and Furniture

Equipment and vehicles are depreciated using the straight-line method over their five year estimated useful lives. Depreciation for the three months ended December 31, 2004 is $5,056 and for the year ended September 30, 2004 is $26,976.

Fixed assets at December 31, 2004 and September 30, 2004 are as follows:

                                       12/31/04    9/30/04
                                      ---------   ---------

     Equipment and Furniture            151,549     150,243
     Less: Accumulated depreciation     (77,186)    (72,130)
                                      ---------   ---------
                                      $  74,363   $  78,113
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

In September 2003 the Company issued 200,000 common shares for consulting services valued at $30,000.

On August 8, 2004 the Company issued 55,000 shares of common stock to consultants for services valued at $8,250.00.

On August 30, 2004 the Company issued 1,000,000 shares of restricted common stock in exchange for a note payable to an officer of $85,000.

During the last quarter of the fiscal year ended September 30, 2004, the Company's subsidiary, Global Medical Technologies, Inc., issued preferred stock and raised $196,000. This preferred stock was initially convertible into common stock of the Company or Global Medical under specific conditions. However, the conversion terms have been amended and the preferred stock is now only convertible into Global Medical common stock when the price of Global common stock reaches $0.50 per share or higher or Global completes an initial public offering at an offering price of $0.75 per share or higher. Global is currently a private company owned principally by Century but, as part of certain transactions occurring subsequent to December 31, 2004, the stock of Global was distributed pro rata to the stockholders of the Company. Global is now an independent and private company operating the medical equipment refurbishing business. The future timing of Global's stock becoming tradable and worth $0.50 per share is not predictable at this time. These preferred shares are on
Global's books are therefore show as long-term debt on the Company's consolidated statements. Global issued an additional 100,000 convertible preferred shares on December 20, 2004 for services valued at $50,000.

During the period ended December 31, 2004 the company reclassified $15,000 of the preferred stock value in its subsidiary Global Medical Technologies, Inc. to a third party Notes Payable.

On December 15, 2004 the Company issued 2,470,000 restricted common shares in exchange for $125,000 accumulated unpaid salary to the Company President.

NOTE 3. NOTES PAYABLE:

Notes Payable include a $15,000 unsecured demand third party note owed by its subsidiary, Global Medical Technologies, Inc.

The Company's subsidiary Global Medical Technologies, Inc. also received medical equipment valued at $35,000 on consignment and created a note payable that carries no interest. The Company intends to pay this note when this equipment is sold and paid for.

NOTE 4. INCOME TAXES:

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

The provision for income taxes was calculated as follows.

                                  9/30/04   9/30/03   9/30/02
                                  -------   -------   -------
     Net change in the
       deferred tax benefit       $15,197   $     0   $41,760
     Current taxes payable              0         0     9,682
                                  -------   -------   -------

     Provision for Income Taxes   $15,197   $     0   $50,442
                                  =======   =======   =======

NOTE 5. CONTINGENCIES AND COMMITMENTS

The Company's medical equipment offices and warehouse have a future lease expense illustrated below.

                          Year 1      Year 2      Year 3      Year 4      Year 5

Real Estate Leases       $52,188      $30,000     $30,000          0           0
                         -------------------------------------------------------

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

NOTE 10. SUBSEQUENT EVENTS

A purchase agreement dated December 8, 2004 was amended and entered into on January 3, 2005 by the two majority shareholders of the Company wherein they agreed to sell the 5,625,287 shares they own to a limited liability company. The 5,625,287 shares comprise approximately 71% of the Company's issued and outstanding stock. This will change control of the Company. As part of this transaction, the assets and liabilities of the Company were assigned to and assumed by its subsidiary, Global Medical Technologies, Inc., and the stock of Global was distributed pro rata to the Company's shareholders. The details of these transactions are included in the Company's Form 8-K.

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

                                           CENTURY PACIFIC FINANCIAL CORPORATION



Date:  March 8, 2005                       By: /s/ David L. Hadley
                                               ---------------------------------
                                               David L. Hadley
                                               President, Director, Chief
                                               Executive Officer and Chief
                                               Financial Officer