Form 10QSB
period 2005-03-31
CENTURY PACIFIC FINANCIAL CORP
filed 2005-05-18
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2005

                         COMMISSION FILE NUMBER: 0-16075


                      CENTURY PACIFIC FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


                        DELAWARE                         86-0449546
          (State or other jurisdiction of    (IRS Employer Identification No.)
           incorporation or organization)

            936A BEACHLAND BOULEVARD, SUITE 13, VERO BEACH, FL 32963
                    (Address of principal executive offices)

                                 (772) 231-7544
                          (Issuer's telephone number)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  YES _X_ NO __.

      As of May 15, 2005, 7,925,021 shares of the registrant's common stock were outstanding.

           Transitional Small Business Disclosure Format (Check One):
                                 Yes ___  No _X_

                                TABLE OF CONTENTS


                                                                            Page

PART I    Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets                                        1

          Consolidated Statements of Operations                              2

          Consolidated Statement of Changes in Stockholders' Equity          3

          Consolidated Statements of Cash Flows                              4

          Notes to Consolidated Financial Statements                       5-10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11-20

Item 3.   Controls and Procedures                                           21


PART II   Other Information

Item 1.   Legal Proceedings                                                 22

Item 2.   Changes in Securities and Use of Proceeds                         22

Item 3.   Defaults upon Senior Securities                                   22

Item 4.   Submission of Matters to a Vote of Security Holders               22

Item 5.   Other information                                                 22

Item 6.   Exhibits and Reports on Form 8-K                                 22-23

          Signatures                                                        24

          Exhibit Index                                                     25

          Certifications                                                   26-27

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS

                     CENTURY PACIFIC FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                 March 31, 2005    September 30,
                                                  (Unaudited)           2004
                                                    -----------     -----------
ASSETS
CURRENT ASSETS
      Cash                                          $    36,880     $     9,791
      Receivables, net                                                  448,507
      Used Equipment Inventory                                          291,825
                                                    -----------     -----------

      Total Current Assets                               36,880         750,123
                                                    -----------     -----------

EQUIPMENT AND FURNITURE, net                                 --          78,113
                                                    -----------     -----------

OTHER ASSETS
      Investment in Client Files                                        500,000
      Deferred Income Tax Asset                                         764,604
      Other Investments                                                  83,272
      Deposits                                                            7,800
                                                    -----------     -----------

      Total Other Assets                                     --       1,355,676
                                                    -----------     -----------

TOTAL ASSETS                                        $    36,880     $ 2,183,912
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts Payable                              $    16,296     $   124,687
      Notes Payable                                      50,000
      Accrued Officer Salaries                                          125,000
                                                    -----------     -----------

      Total Current Liabilities                          66,296         249,687
                                                    -----------     -----------

LONG TERM DEBT
      Subsidiary Preferred Stock                                        196,000
                                                    -----------     -----------

      Total Liabilities                                  66,296         445,687
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
      Preferred Stock, authorized 5,000,000
      shares, par value $0.05, no shares
      outstanding                                            --              --

      Common Stock, authorized 100,000,000
      shares, par value $0.04, issued and
      outstanding 7,925,021 and 5,455,021
      at March 31, 2005 and September 30,
      2004, respectively                                317,001         218,201

      Paid in Capital                                 4,314,994       4,288,794

      Accumulated Deficit                            (4,661,411)     (2,768,770)
                                                    -----------     -----------

      Total Stockholders' Equity                        (29,416)      1,738,225
                                                    -----------     -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $    36,880     $ 2,183,912
                                                    ===========     ===========


     The accompanying notes are an integral part of the financial statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             for the three monthed ended     for the six months ended
                                              --------------------------    --------------------------
                                               3/31/2005      3/31/2004       3/31/2005     3/31/2004
                                              -----------    -----------    -----------    -----------
Revenue                                       $        --    $        --    $        --    $        --

General and administrative expenses                29,416                        29,416
                                              -----------    -----------    -----------    -----------

Net Income (Loss) before Discontinued
    Operations                                    (29,416)            --        (29,416)            --
                                              -----------    -----------    -----------    -----------

Gain (Loss) on disposal of discontinued
    Operations                                   (962,482)                     (962,482)
Net Income (Loss) from Discontinued
Operations                                          9,923         59,943       (136,139)        81,226
Provision for Income Taxes                       (764,604)                     (764,604)
                                              -----------    -----------    -----------    -----------

Net Income (Loss)                             $(1,746,579)   $    59,943    $(1,892,641)   $    81,226
                                              ===========    ===========    ===========    ===========

Basic and Diluted Earnings (Loss) per Share   $     (0.25)   $      0.01    $     (0.27)   $      0.02
                                              -----------    -----------    -----------    -----------

Weighted Average Number of Shares               6,885,731      4,400,021      6,885,731      4,400,021
                                              -----------    -----------    -----------    -----------



     The accompanying notes are an integral part of the financial statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                              Preferred Stock        Common Stock
                              ----------------- ------------------------   Paid in      Accumulated     Total
                               Shares   Amount    Shares      Amount       Capital        Deficit       Equity
                              ----------------- ------------------------ ------------- ---------------------------
BALANCE, SEPTEMBER 30, 2001                      2,941,621    $ 117,665    $3,947,480   $ (2,640,696)  $1,424,449

Net Income for Year                                                                          102,809      102,809
                              ----------------- ------------------------ ------------- ---------------------------

BALANCE, SEPTEMBER 30, 2002                      2,941,621      117,665     3,947,480     (2,537,887)   1,527,258

Common Stock issued for services                   200,000        8,000        22,000                      30,000
     in September 2003
Common stock for debt                               80,000        3,200        20,800                      24,000
     on August 8, 2003
Common stock for debt                            1,178,400       47,136       247,464                     294,600
     on August 8, 2003

Net Loss for Year                                                                           (306,454)    (306,454)
                              ----------------- ------------------------ ------------- ---------------------------

BALANCE, SEPTEMBER 30, 2003                      4,400,021    $ 176,001    $4,237,744   $ (2,844,341)  $1,569,404

Common Stock issued for                             55,000        2,200         6,050                       8,250
    services on August 8, 2004
Common Stock for debt                            1,000,000       40,000        45,000                      85,000
     issued August 30, 2004
Net Income for Year                                                                           75,571       75,571
                              ----------------- ------------------------ ------------- ---------------------------

BALANCE, SEPTEMBER 30, 2004                      5,455,021    $ 218,201    $4,288,794   $ (2,768,770)  $1,738,225

Common Stock issued for
     services                                    2,470,000       98,800        26,200                     125,000
Discontinued Operations                                                                                         -

Net (loss) for Year                                                                       (1,892,641)  (1,892,641)
                              ----------------- ------------------------ ------------- ---------------------------

BALANCE, MARCH 31, 2004                          7,925,021    $ 317,001    $4,314,994   $ (4,661,411)   $ (29,416)
                              ================= ======================== ============= ===========================

On August 12, 2003 the Company had a 2.5 to 1 reverse stock split. This reverse split has been retroactively applied to the schedule above.

     The accompanying notes are an integral part of the financial statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                for the six months ended
                                            -----------------------------------
                                                  3/31/2005      3/31/2004
                                            ----------------  -----------------

Operating Activities

Net Income                                       (1,892,641)            81,226

      Common Stock issued for Services              125,000
      Changes is Assets and Liabilities           1,744,730            (95,014)

      Cash from Operations                          (22,911)           (13,788)
                                            ----------------  -----------------

Investing Activities
      Purchase of Investments                                           (3,200)
      Purchase of Equipment                                             (4,856)
                                            ----------------  -----------------

      Cash Used for Investing                                           (8,056)
                                            ----------------  -----------------

Financing Activities

      Note Payable                                   50,000             35,000
                                            ----------------  -----------------

      Cash from Financing                            50,000             35,000
                                            ----------------  -----------------

Net Change in Cash                                   27,089             13,156

Beginning Cash Balance                                9,791                 --
                                            ----------------  -----------------

Ending Cash Balance                                  36,880             13,156
                                            ================  =================

Significant non-cash transactions:  None

Additional Disclosures:
      Interest Paid                          $     3,119.00        $        --
      Taxes Paid                             $           --        $        --



     The accompanying notes are an integral part of the financial statements

                      CENTURY PACIFIC FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

1. BASIS OF PRESENTATION

The financial statements as of March 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2004 audited financial statements and notes thereto.


Century Pacific Financial Corporation (the "Company") was organized as a Delaware corporation on December 29, 1982. Prior to the Distribution discussed in Footnotes 2 and 3, the Company had three wholly owned subsidiaries, Global Medical Technologies, Inc., an Arizona corporation ("Global") which was operating, and Century Pacific Financial Corp. and Century Pacific Investment Management Corporation both of which were inactive and without assets or debts. Global was formed on April 4, 1999 to buy and sell refurbished medical equipment which has been the Company's principal business since that time.

2. RECENT DEVELOPMENTS

On December 8, 2004, David L. Hadley ("Hadley") and Natural Technologies, Inc., an Arizona corporation ("NTI") (Hadley and NTI are referred to herein collectively as the "Shareholders") entered into a Securities Purchase Agreement, as amended on January 3, 2005 (the "Purchase Agreement") with Keating Reverse Merger Fund, L.L.C. ("KRM Fund") under which KRM Fund agreed to purchase and the Shareholders agreed to sell an aggregate of 5,625,287 shares of the common stock of the Company held collectively by the Shareholders (the "Shares") for a purchase price of $375,000 (the "Purchase Price"), or $0.067 per share. David L. Hadley at the time was the CEO, President and Chairman of the Company. The parties completed the transactions under the Purchase Agreement on February 4, 2005.

On January 31, 2005, the Company, Global and the Shareholders entered an Assumption Agreement (the "Assumption Agreement"). Under the Assumption Agreement, the Company contributed all of the shares of common stock of its inactive subsidiaries, Century Pacific Financial Corp. and Century Pacific Investment Management Corporation, to Global. Global agreed to assume all liabilities of the Company and to indemnify the Company for any loss the Company incurs with respect to such assumed liabilities. Global and the Shareholders also agreed to release the Company from any and all obligations and claims.

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

As more fully described in Footnote 3, the distribution of Global Shares to the Company's stockholders has been accounted for as a discontinuation of Global's business.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


3. DISCONTINUED OPERATIONS

As described in Footnote 2, the Company disposed of its existing medical equipment business in February 2005 through a distribution of Global Shares by the Company to its stockholders. This transaction has been accounted for as discontinued operations since the Company disposed of its entire medical equipment business operations as a result of the Distribution. The excess of liabilities of Global (including those liabilities assumed by Global under the Assumption Agreement) over the adjusted basis of the assets owned by Global (including those assets transferred to Global under the Assumption Agreement) was recorded as a gain (loss) on disposal of assets and liabilities from the discontinued operations.

The following is a summary of the assets and liabilities of Global, which are included in the gain (loss) on disposal of assets and liabilities from the discontinued operations at the distribution date:

Assets transferred:

         Receivables, net                                    $   359,900
         Used Equipment Inventory                                315,825
         Investment in Client Files                              500,000
         Other Investments                                       121,006
         Furniture and Equipment, net                             75,016
         Deposits                                                  7,800
                                                             -----------

         Net assets transferred                              $ 1,379,547
                                                             -----------

Liabilities assumed:

         Bank Overdraft                                      $    40,496
         Accounts Payable                                         75,569
         Notes payable - shareholder                              20,000
         Notes payable - third parties                            50,000
         Subsidiary preferred stock obligation                   231,000
                                                             -----------

         Total liabilities assumed                               417,065
                                                             -----------

         Net gain (loss) on disposal of
           discontinued operations                           $   962,482
                                                             ===========


Since prior to the Distribution, the operations consisted entirely of the medical equipment business of Global, all operating losses of the Company through the date of distribution have been classified in the Statement of Operations as losses from discontinued operations.


Following completion of the transactions under the Assumption Agreement and the distribution of Global Shares to the Company's stockholders, the Company has no material assets, liabilities or ongoing operations. Nevertheless, the Company's management believes that it may be able to recover some value for its shareholders by the adoption and implementation of a plan to seek, investigate and, if the results of the investigation warrant, effectuate a business combination with a suitable privately-held company that has both business history and operating assets.


Since the Company has no active business operations flowing the Distribution, the Company has established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that the Company will generate sufficient future taxable income to allow it to realize the deferred tax asset.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


4. DEFERRED TAX ASSET

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company's deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of September 30, 2004, the Company had recorded a deferred tax asset of $764,604. Since the Company no longer has an operating business following the disposal of its medical equipment business, the Management has recorded a valuation allowance to reduce deferred tax assets including those associated with net operating losses. The assessment realization of deferred tax provisions is dependent upon future taxable income, and based on historical evidence, it is more likely than not that such provision will not be utilized. Further, in the case of an acquisition of a new business by the Company, the ability of the post-acquisition business to utilize the Company's net operating losses may be significantly impaired or eliminated. As of March 31, 2005, the Company has established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that the Company will generate sufficient future taxable income to allow it to realize the deferred tax asset.

5. STOCKHOLDER EQUITY

In June 2002 the Company had a 7 to 1 reverse stock split ("2002 Split"). On August 12, 2003 the Company had another reverse stock split of 2.5 to 1 ("2003 Split"). These reverse stock splits have been retroactively applied to all years shown on the financial statements.

On August 8, 2003 the Company converted the debt owed to a related company, Natural Technologies to stock. The debt of $294,600 was converted to 2,946,000 shares of restricted common stock (1,178,400 after giving effect to the 2003 Split) per a certain 1999 agreement between the parties.

On August 8, 2003 the Company converted $24,000 of debt to 80,000 shares of restricted common stock.

In September 2003 the Company issued 200,000 common shares for consulting services valued at $30,000.

On August 8, 2004 the Company issued 55,000 shares of common stock to consultants for services valued at $8,250.

On August 30, 2004 the Company issued 1,000,000 shares of restricted common stock in exchange for a note payable to an officer of $85,000.

On December 15, 2004 the Company issued 2,470,000 restricted common shares in exchange for $125,000 accumulated unpaid salary to the Company's President.

6. NOTES PAYABLE

On February 16, 2005, the Company received a non-interest bearing, unsecured loan from KRM Fund. The funds will provide working capital to the Company for operating expenses. The loan is payable upon demand by KRM Fund. As of March 31, 2005, the loan balance was $50,000.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


7. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company, Kevin R. Keating, is the father of the managing member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company. KRM Fund owns approximately 71% of the outstanding shares of the Company's common stock as of March 31, 2005. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC or KRM Fund and disclaims any beneficial interest in the shares of the Company's stock owned by KRM Fund.

On February 16, 2005, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. For the current quarter, $2,000 is included in general and administrative expense pursuant to this agreement, $2,000 has been paid, and $0 remains in accounts payable at March 31, 2005.

8. LETTER OF INTENT

On March 30, 2005, the Company entered into a Letter of Intent to acquire Town House Land Limited ("Town House"), a private limited liability company organized under the laws of the Hong Kong Special Administrative Region in The People's Republic of China (the "PRC"). Town House engages principally in the design, construction and sale of luxury apartment buildings and multi-purpose buildings in the City of Wuhan in the PRC. Under the transactions contemplated under the Letter of Intent, the Company will acquire all of the outstanding capital stock of Town House from Town House's existing stockholders and the holders of capital stock to be issued by Town House in connection with a private placement capital raise ("Capital Raise") to be completed simultaneous with the closing of the acquisition (collectively, the "Town House Stockholders").

In the exchange, the Company will issue shares of its common stock to the Town House Stockholders (including the holders of capital stock to be issued in the Capital Raise), in such amount so that, immediately after giving effect to the acquisition, the Town House Stockholders will own in the aggregate 92.0% of the Company's issued and outstanding shares of common stock on a fully diluted basis. At the close of the transaction, it is contemplated that a new board of directors will be designated by the Town House Stockholders. After the payment of certain transaction related fees (including the issuance of the Company's common stock to certain finders and advisors), the current stockholders of the Company are expected to own approximately 8.0% of the issued and outstanding common stock after completion of the transaction with Town House, on a fully diluted basis.

The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, the delivery of financial statements of Town House prepared in accordance with generally accepted accounting principles in the United States of America, and the approval of the acquisition by the Company's board of directors. The acquisition is also subject to Town House's completion of a Capital Raise in an amount not less than $5,000,000. There can be no assurances that the acquisition will be completed.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


9. EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards SFAS 146-150 and their effect on the Company.

Statement  No.  150  -  Accounting  for  Certain   Financial   Instruments  with
Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 - Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period  charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 - Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for
(a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 - Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


10. SUBSEQUENT EVENTS


Following the quarter ended March 31, 2005, the Company received a deposit of $50,000 pursuant to the letter of intent with Town House which will be reflected as a deposit liability. However, effective on May 6, 2005, the Company terminated its Letter of Intent with Town House and the $50,000 deposit has been returned by the Company.

                                     PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS STATEMENTS

Forward-Looking Statements

         Statements made in this Form 10-QSB (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. These forward-looking statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

         The words "we," "us," "our," the "Company," and "Century" refer to Century Pacific Financial Corporation. The words or phrases "may," "will," "expect," "believe," "anticipate," "estimate," "approximate," or "continue," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions, or the negative thereof, are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-QSB or included in our previous filings with the Securities and Exchange Commission ("SEC").

Summary and Recent Developments

         The Company was  organized  as a Delaware  corporation  on December 29,
1982. The Company had three wholly owned subsidiaries, Global Medical Technologies, Inc., an Arizona corporation ("Global") which was operating, and Century Pacific Financial Corp. and Century Pacific Investment Management Corporation both of which were inactive and without assets or debts. Global was formed on April 4, 1999 to buy and sell refurbished medical equipment and has been the Company's principal business since that time.

         On December 8, 2004, David L. Hadley ("Hadley") and Natural Technologies, Inc., an Arizona corporation ("NTI") (Hadley and NTI are referred to herein collectively as the "Shareholders") entered into a Securities Purchase Agreement, as amended on January 3, 2005 (the "Purchase Agreement") with Keating Reverse Merger Fund, L.L.C. ("KRM Fund") under which KRM Fund agreed to purchase and the Shareholders agreed to sell an aggregate of 5,625,287 shares of the common stock of the Company held collectively by the Shareholders (the "Shares") for a purchase price of $375,000 (the "Purchase Price"), or $0.067 per share. David L. Hadley at the time was the CEO, President and Chairman of the Company.

         On January 31, 2005, the Company, Global and the Shareholders entered an Assumption Agreement (the "Assumption Agreement"). Under the Assumption Agreement, the Company contributed all of the shares of common stock of its inactive subsidiaries, Century Pacific Financial Corp. and Century Pacific Investment Management Corporation, to Global. Global agreed to assume all liabilities of the Company and to indemnify the Company for any loss the Company incurs with respect to such assumed liabilities. Global and the Shareholders also agreed to release the Company from any and all obligations and claims.


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

         The Shareholders completed the sale of their shares of the Company's common stock to KRM Fund on February 4, 2005. Since the distribution of our medical equipment business, we have no material assets, liabilities or ongoing operations. Nevertheless, we believe that we may be able to recover some value for our shareholders by the adoption and implementation of a plan to seek, investigate and, if the results of the investigation warrant, effectuate a business combination with a suitable privately-held company that has both business history and operating assets. Our potential success will be primarily dependent on the efforts and abilities of our new management team, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

         Pursuant to the terms of the Purchase Agreement, and effective as of the closing of the transactions under the Purchase Agreement, David L. Hadley resigned as Chairman, CEO and President, Karen A. Hadley resigned as Secretary and director of the Company, and Syed M. Huq resigned as Treasurer and director of the Company.

         Pursuant to the terms of the Purchase Agreement, and effective as of the closing of the transactions under the Purchase Agreement, Kevin R. Keating was appointed President, Secretary, Treasurer and sole director of the Company. Concurrently, the principal executive office of the Company was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963.

         On February 16, 2005, the Company originally issued shares of its common stock as follows: (i) 5,000,000 shares to KRM Fund at a purchase price of $0.01 per share, for an aggregate purchase price of $50,000, (ii) 500,000 shares to Kevin R. Keating, the sole officer and director of the Company, for services rendered to the Company with a fair value of $5,000, or $0.01 per share, and
(iii) 150,000 shares of its common stock to a financial consultant for consulting services rendered to the Company with a fair value of $1,500, or $0.01 per share. On April 4, 2005, the Company also issued 200,000 shares of its common stock to a financial consultant for consulting services rendered to the Company with a fair value of $2,000, or $0.01 per share. The foregoing stock issuances by the Company have been cancelled by the parties, and such transactions have been voided ab initio. The Company and KRM Fund have agreed to treat the $50,000 investment by KRM Fund as a non-interest bearing loan to the Company. It is likely that the Company and KRM Fund will convert this loan into the Company's common stock at some later date.

         On February 16, 2005, we entered into a contract with Vero Management, LLC ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered.

         Kevin R. Keating, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the current majority stockholder of the Company. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KRM Fund or Keating Securities, LLC and disclaims any beneficial interest in the shares of our common stock owned by KRM Fund.

Letter of Intent

         On March 30, 2005, the Company entered into a Letter of Intent to acquire Town House Land Limited ("Town House"), a private limited liability company organized under the laws of the Hong Kong Special Administrative Region in The People's Republic of China (the "PRC"). Town House engages principally in the design, construction and sale of luxury apartment buildings and multi-purpose buildings in the City of Wuhan in the PRC. Under the transactions contemplated under the Letter of Intent, the Company will acquire all of the outstanding capital stock of Town House from Town House's existing stockholders and the holders of capital stock to be issued by Town House in connection with a private placement capital raise ("Capital Raise") to be completed simultaneous with the closing of the acquisition (collectively, the "Town House Stockholders").

         In the exchange, the Company will issue shares of its common stock to the Town House Stockholders (including the holders of capital stock to be issued in the Capital Raise), in such amount so that, immediately after giving effect to the acquisition, the Town House Stockholders will own in the aggregate 92.0% of the Company's issued and outstanding shares of common stock on a fully diluted basis. At the close of the transaction, it is contemplated that a new board of directors will be designated by the Town House Stockholders. After the payment of certain transaction related fees (including the issuance of the Company's common stock to certain finders and advisors), the current stockholders of the Company are expected to own approximately 8.0% of the issued and outstanding common stock after completion of the transaction with Town House, on a fully diluted basis.

         The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement, the delivery of financial statements of Town House prepared in accordance with generally accepted accounting principles in the United States of America, and the approval of the acquisition by the Company's board of directors. The acquisition is also subject to Town House's completion of a Capital Raise in an amount not less than $5,000,000.

         Following the quarter ended March 31, 2005, the Company received a deposit of $50,000 pursuant to the letter of intent with Town House which will be reflected as a deposit liability.

         Effective on May 6, 2005, the Company terminated its Letter of Intent with Town House and the $50,000 deposit has been returned by the Company.

Results of Operations

         For the three months ending March 31, 2005, the Company had net loss of $1,746,579, as compared with net income of $59,943 for the corresponding period of 2004. In the three month period ended March 31, 2005, the Company disposed of all of the assets and liabilities of its medical equipment business in connection with distribution of all of the shares of Global to its stockholders. Accordingly, the above results of operations include income from discontinued operations of $9,923 and $59,943 for the three month periods ended March 31, 2005 and 2004, respectively. In the three month period ended March 31, 2005, the Company also established a valuation allowance equal to the net deferred tax asset of $764,604, which contributed to the Company's net loss in that period.

         The distribution of Global shares to the Company's stockholder in February 2005 has been considered a disposal of assets in connection with discontinued operations. The excess of liabilities of Global (including those liabilities assumed by Global under the Assumption Agreement) over the adjusted basis of the assets owned by Global (including those assets transferred to Global under the Assumption Agreement) was recorded as a loss on disposal of discontinued operations of $962,482 in the three moth period ended March 31, 2005.

Liquidity and Capital Resources

         The Company's total assets as March 31, 2005 are $36,880, which is comprised of cash. The Company's current liabilities are $66,296, which consists of accounts payable of $16,296 and a $50,000 loan payable to KRM Fund. The loan was used for working capital purposes. The Company has no long-term debt. Total stockholders' deficit as of March 31, 2005 is $29,416.

         The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                               3 Months Ended     3 Months Ended
                                               March 31, 2005     March 31, 2004
                                               --------------     --------------
    Cash Flows from Operating Activities        $  (22,911)         $ (13,788)
    Cash Flows from Investing Activities                --             (8,056)
    Cash Flows from Financing Activities            50,000             35,000
    Net Change in Cash                          $   27,089          $  13,156


Management considers it possible that additional funds may need to be raised, either through loans or via private placements of common stock, to sustain the Company's liquidity in the near term.

Critical Accounting Policies

     Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Deferred Taxes

         We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company's deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Management has recorded a valuation allowance to reduce deferred tax assets including those associated with net operating losses. The assessment realization of deferred tax provisions is dependent upon future taxable income, and based on historical evidence, it is more likely than not that such provision will not be utilized. Further, in the case of an acquisition of a new business by the Company, the ability of the post-acquisition business to utilize the Company's net operating losses may be significantly impaired or eliminated. As of March 31, 2005, the Company has established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that the Company will generate sufficient future taxable income to allow it to realize the deferred tax asset.

Risk Factors

         Since the distribution of our medical equipment business to our stockholders, we have no material assets, liabilities or ongoing operations. Nevertheless, we believe that we may be able to recover some value for our shareholders by the adoption and implementation of a plan to seek, investigate and, if the results of the investigation warrant, effectuate a business combination with a suitable privately-held company that has both business history and operating assets. Our potential success will be primarily dependent on the efforts and abilities of our new management team, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

         Accordingly, an investment in our common stock involves investment risks and the possibility of the loss of an investor's entire investment. A prospective investor should evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

         1. No Current Operating Business. We currently have no relevant operating business, revenues from operations or assets. Our business plan is to seek a merger or business combination with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity. An investor's purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

         2. No Assurance of Success or Profitability. There is no assurance that we will acquire a suitable and favorable business opportunity in a reverse merger transaction. In addition, even if we become involved in a business opportunity, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

         3. Possible Business - Not Identified and Highly Risky. Except as otherwise discussed with respect to the Letter of Intent which has been terminated, we have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

         4. Type of Business Acquired. Except as otherwise discussed with respect to the Letter of Intent which has been terminated, the type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

         5. Impracticability of Exhaustive Investigation. We have limited funds and lack full-time management which will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our limited capital and other resources to acquire a target business. Management decisions, therefore, likely will be made without detailed feasibility studies, independent analysis, market surveys, and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking to be acquired by us.

         6. Lack of Diversification. Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations. The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment. We only intend to acquire a single business opportunity and thus your investment will lack diversification.

         7. Possible Reliance upon Unaudited Financial Statements. We will require audited financial statements from target companies that we propose to acquire. No assurance can be given, however, that audited financials will be available at the closing of the reverse merger transaction. In cases where audited financials are unavailable, we will have to rely upon unaudited information received from target companies' management that has not been verified by outside auditors. We, at the time of acquisition, will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that the shell company acquires. Consequently, acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. But, in cases where we have completed a reverse merger transaction in reliance on unaudited financial statements and audited statements cannot subsequently be obtained, the continued ability of the post-transaction company to remain a reporting company and publicly trading will be in jeopardy and may significantly reduce the value of your investment.

         8. Investment Company Regulation. We do not intend to become classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"). We believe that we will not become subject to regulation under the Investment Act because (i) we will not be engaged in the business of investing or trading in securities, and (ii) any acquisition undertaken will result in the target company obtaining a majority interest in us. Should there be a requirement to register as an investment company, it would cause significant registration and compliance costs. Any violation of the Investment Act will subject us to materially adverse consequences. Should the SEC find that we are subject to the Investment Act, and order registration under the Investment Act, we would resist such finding and take steps to avoid such registration. Irrespective of whether the SEC or we were to prevail in such dispute about whether or not we are an investment company, however, the damages and delays would be costly.

         9. Other Regulation. Any acquisition made by us may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Foreign companies may also be considered, and be subject to similar business regulations as are applicable in the United States and also may be subject to limitations on ownership by foreign persons and entities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit our other investment opportunities. We intend to pursue potential business opportunities in foreign countries, including China, and as such, such opportunities will be subject to foreign country laws and regulations affecting foreign investment, business operations, currency exchange, repatriation of profits, and taxation, which will increase the risk of your investment.

         10. Dependence upon Management. We will be heavily dependent upon the skills, talents, and abilities of our management to implement our business plan. Our management may devote limited time to our affairs, which may be inadequate for our business, and may delay the acquisition of any business opportunity considered. Furthermore, management has little experience in seeking, investigating, and acquiring businesses and will depend upon its limited business knowledge in making decisions regarding our acquisition of a business opportunity. Because investors will not be able to evaluate the merits of possible business acquisitions by us, they should critically assess the information concerning the management.

         11. Dependence upon Outside Advisors. To supplement the business experience of management, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Some of these outside advisors may be our affiliates or their affiliated entities. The selection of any such advisors will be made by our management without any input from stockholders.

         12. Conflicts of Interest. Our management has other business interests to which they will devote primary attention. As a result, conflicts of interest may arise that can be resolved only through the exercise by them of their judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse. It is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

         13. Need for Additional Financing. In all likelihood we will need additional funds to take advantage of any available acquisition business opportunity. Even if we were to obtain sufficient funds to acquire an interest in a business opportunity, we may not have sufficient capital to fully exploit the opportunity. Our ultimate success will depend upon our ability to raise additional capital at the time of the acquisition and thereafter. When additional capital may be needed, there can be no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms.

         14. Borrowing Transactions. There is a possibility that any acquisition of a business opportunity by us will require borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This leverage could increase our exposure to larger losses. There is no assurance that any business opportunity acquired through borrowing and leverage will generate sufficient revenues to cover the related debt and expenses.

         15. No Foreseeable Dividends. We do not intend to pay any dividends. We do not foresee making any cash distributions in the manner of a dividend or otherwise.

         16. Loss of Control by Present Management and Stockholders. It is likely that any acquisition of an operating company will result in a change in control of the then current directors, officers and the stockholders. Therefore, our management prior to the acquisition will be changed to those of the target company and its stockholders, who will then control the combined company. At that time, our stockholders will be at investment risk for the decisions about the business by persons that they may not know or have any ability to influence through a board seat or by the voting mechanism of stockholders.

         17. Dilutive Effects of Issuing Additional Common Stock. In any reverse merger transaction, for tax reasons and management reasons, the owners of the target company will be issued a large number of shares of common stock which will dilute the ownership interest of our current stockholders. In addition, at the time of the reverse merger, it will be likely that there will be additional authorized but unissued shares that may be later issued by the then new management for any purpose without the consent or vote of the stockholders. The acquisition issuance and additional issuances that may occur will dilute the interests of our stockholders after the reverse merger transaction.

         18. Thinly-traded Public Market. Our securities may be very thinly traded, and the price if traded may not reflect the value of the company. Moreover, there may be a reverse split of the shares which may not reflect the value of the company either. There can be no assurance that there will be an active market for our shares either now or after we complete the reverse merger. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

         19. Possible Rule 144 Sales. The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. Current stockholders who own 10% or more of our shares will likely be deemed an affiliate until 90 days after a reverse merger is completed with a target company. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

Plan of Operations

General Business Plan

         Our plan of operation is to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We may also be required to pay cash and/or equity fees to third parties that advise us in connection with the merger or business combination, commonly refereed to as a reverse merger. These third party advisors may include certain affiliates of ours and their affiliated entities.

         Typically in connection with the reverse merger transaction involving us and the target company, there will be a capital funding event for the target business on a combined basis either at the time of the reverse merger or shortly thereafter. This may be a private placement by either us or the target company, if the funding event is contingent on the closing of the reverse merger. If the funding event is after the reverse merger, it will likely be a public offering or private placement of our securities. It will often be the case that the liquidity opportunity for our existing stockholders will be tied to the ability of the old and new investors of the target enterprise to have liquidity in the market for their financial investment. Therefore, our stockholders may have to continue to hold their investment or may face competition in being able to sell their shares in the post-transaction business in the public market, which may depress the price for such a volume of securities.

         We will not restrict our search to any specific business, industry or geographic location, and we may participate in a business venture of virtually any kind or nature. This discussion of our plan for acquiring an operating business is purposefully general, and it is not meant to be restrictive of the virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we will be able to participate in only one potential business venture because of our nominal assets and limited financial resources.

         We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous potential targets with either sound business ideas or operations seeking the benefits of a shell company that has complied with the federal reporting requirements for public companies and is publicly trading. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, limited capital with which to provide the owners of business opportunities with any significant cash or other assets. We will, however, be able to offer owners of target candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the reporting requirements under federal securities laws without incurring the cost and time required to conduct an initial public offering.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, our management who will likely engage outside advisors to assist us in this analysis. Some of these outside advisors may be affiliates of ours or their affiliated entities. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our officers and directors, or by our advisors. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we or our advisors expect to meet personally with or interview management and key personnel.

         We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expected that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held by our stockholders. Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, will also act as a financial advisor in connection with the reverse merger transaction and will be paid a cash and/or equity fee upon the successful closing of the reverse merger.

         We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders. Further, upon consummation of a reverse merger transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our management, as part of the terms of the reverse merger transaction, may resign and may be replaced by new directors without a vote of our stockholders. Any and all sales of shares of our common stock may only be made in compliance with the securities laws of the United States and any applicable state.

         It is anticipated that certain securities issued by us in connection with the reverse merger would be issued in reliance upon exemptions from registration under application of federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, we will be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, we will attempt to negotiate the registration of some or all of our current outstanding shares which are restricted, but there is no guarantee that this will be accomplished or, if accomplished, that the registration rights will be identical. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a reverse merger and is no longer considered an inactive company. The issuance of substantial additional securities by us in connection with the reverse merger and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

         While the actual terms of a reverse merger transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80 percent or more of the voting stock of the surviving entity. In such event, the equity interest retained by our current stockholders would be less than 20 percent of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity interests of our stockholders.

         In addition to the tax considerations discussed above, it is likely that in any reverse merger, and depending upon, among other things, the target company's assets and liabilities, the equity interests of our stockholders after the transaction will be a small percentage of the post-transaction company. The percentage ownership may be subject to significant reduction in the event we acquire a target company with significant assets and expectations of growth.

         We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties;
(ii) specify certain events of default and remedies therefore; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

         As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. Included in these requirements is the affirmative duty to file independent audited financial statements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure compliance with the reporting requirements under federal securities laws, or if the audited financial statements provided do not conform to the representations made by the business to be acquired, we will attempt to negotiate a provision in the definitive closing documents to void the transaction. However, there is no guarantee that we will be successful in including such a provision and, in such case, the continued ability of the post-transaction company to remain a reporting company and publicly trading may be in jeopardy.

Competition

         We are an insignificant participant among the firms which engage in the reverse merger of shell companies into an operating business. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. As a result, we may not be able to find suitable target companies with which to complete a reverse merger transaction.

ITEM 3.       CONTROLS AND PROCEDURES

         As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 1.       LEGAL PROCEEDINGS

         We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         We are not aware of any defaults upon senior securities during the second quarter of the fiscal year ended March 31, 2005.

ITEM 4.       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of our stockholders during the second quarter of the fiscal year ended March 31, 2005.

ITEM 5.       OTHER INFORMATION

         None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              31 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

              32 Certification of Chief Executive Officer and President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K

              The following current reports were filed during the quarter ended March 31, 2005:

              On February 2, 2005, the Company filed a Current Report on Form 8-K amending a Current Report dated December 13, 2004, announcing the execution of the Assumption Agreement and the Purchase Agreement and other corporate matters.

              On February 7 2005, the Company filed a Current Report on Form 8-K dated February 4, 2005 announcing the closing of the Purchase Agreement and the change of control of the Company.

              On February 17, 2005, the Company filed a Current Report on Form 8-K dated February 16, 2005 announcing the issuance of and sale of certain unregistered securities. Reference is hereby made to the Summary and Recent Developments section of the Management
              Discussion and Analysis contained in this Form 10-QSB which modifies and amends the Form 8-K filed by the Company on February 17, 2005.

            On April 4, 2005, the Company filed a Current Report on Form 8-K dated March 30, 2005 announcing the execution of a Letter of Intent to acquire Town House.

            On May 9, 2005, the Company filed on a Current Report on Form 8-K dated May 6, 2005 announcing the termination of its Letter of Intent to acquire Town House.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CENTURY PACIFIC FINANCIAL CORPORATION


Date: May 18, 2005                    By: /s/ Kevin R. Keating
                                          ----------------------
                                          Kevin R. Keating
                                          President and Chief Executive Officer

                                  EXHIBIT INDEX


       Exhibit
       Number     Description of Exhibit
       -------    ----------------------

         31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.