Form 10QSB
period 2005-06-30
CENTURY PACIFIC FINANCIAL CORP
filed 2005-07-29
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2005

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


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X| NO |_| .

      As of July 14, 2005, 13,775,021 shares of the registrant's common stock were outstanding.


           Transitional Small Business Disclosure Format (Check One):
                                 Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page

PART I        Financial Information

Item 1.       Financial Statements

              Consolidated Balance Sheets                                     1

              Consolidated Statements of Operations                           2

              Consolidated Statement of Changes in Stockholders'
              Equity                                                          3

              Consolidated Statements of Cash Flows                           4

              Notes to Consolidated Financial Statements                    5-9

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10-19

Item 3.       Controls and Procedures                                        20

PART II       Other Information

Item 1.       Legal Proceedings                                              21

Item 2.       Changes in Securities and Use of Proceeds                      21

Item 3.       Defaults upon Senior Securities                                21

Item 4.       Submission of Matters to a Vote of Security Holders            21

Item 5.       Other information                                              21

Item 6.       Exhibits and Reports on Form 8-K                            21-22

              Signatures

              Certifications

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                      Century Pacific Financial Corporation
                           CONSOLIDATED BALANCE SHEETS

                                                                  June 30, 2005   September 30,
                                                                    (Unaudited)       2004
                                                                   ------------    ------------

                                     ASSETS
                                     ------
CURRENT ASSETS
       Cash                                                        $     31,178    $      9,791
       Receivables, net                                                                 448,507
       Used Equipment Inventory                                                         291,825
                                                                   ------------    ------------
       Total Current Assets                                              31,178         750,123
                                                                   ------------    ------------

EQUIPMENT AND FURNITURE, net                                                 --          78,113
                                                                   ------------    ------------

OTHER ASSETS
       Investment in Client Files                                                       500,000
       Deferred Income Tax Asset                                                        764,604
       Other Investments                                                                 83,272
       Deposits                                                                           7,800
                                                                   ------------    ------------

       Total Other Assets                                                    --       1,355,676
                                                                   ------------    ------------
TOTAL ASSETS                                                       $     31,178    $  2,183,912
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
       Accounts Payable                                            $     11,266    $    124,687
       Accrued Officer Salaries                                                         125,000
                                                                   ------------    ------------

       Total Current Liabilities                                         11,266         249,687
                                                                   ------------    ------------

LONG TERM DEBT
       Subsidiary Preferred Stock                                                       196,000
                                                                   ------------    ------------
       Total Liabilities                                                 11,266         445,687
                                                                   ------------    ------------

STOCKHOLDERS' EQUITY
       Preferred Stock, authorized 10,000,000
       shares, par value $0.001, no shares
       outstanding                                                           --              --
       Common Stock, authorized 150,000,000
       shares, par value $0.001, issued and
       outstanding 13,775,021 and 5,455,021
       at June 30, 2005 and September 30,
       2004, respectively                                                13,775           5,455
       Paid in Capital                                                4,676,720       4,501,540
       Accumulated Deficit                                           (4,670,583)     (2,768,770)
                                                                   ------------    ------------
       Total Stockholders' Equity                                        19,912       1,738,225
                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     31,178    $  2,183,912
                                                                   ============    ============

     The accompanying notes are an integral part of the financial statements

                      Century Pacific Financial Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           for the three months ended         for the nine months ended
                                                         --------------------------------    --------------------------------
                                                          June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004
                                                         --------------    --------------    --------------    --------------

Revenue                                                  $           --    $           --    $           --    $           --

General and administrative expenses                               9,172                              38,588
                                                         --------------    --------------    --------------    --------------

Net Income (Loss) before Discontinued
  operations                                                     (9,172)               --           (38,588)               --
                                                         --------------    --------------    --------------    --------------

Gain (Loss) on disposal of discontinued
  operations                                                                                       (962,482)

Net Income (Loss) from Discontinued
  operations                                                                       70,318          (136,139)          151,445

Provision for Income Taxes                                                                         (764,604)
                                                         --------------    --------------    --------------    --------------

Net Income (Loss)                                        $       (9,172)   $       70,318    $   (1,901,813)   $      151,445
                                                         ==============    ==============    ==============    ==============

Basic and Diluted Earnings (Loss) per Share              $        (0.00)   $         0.02    $        (0.26)   $         0.03
                                                         --------------    --------------    --------------    --------------

Weighted Average Number of Shares                             7,989,307         4,425,657         7,291,627         4,425,657
                                                         --------------    --------------    --------------    --------------


     The accompanying notes are an integral part of the financial statements

                      Century Pacific Financial Corporation
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                        Preferred Stock          Common Stock
                                       -----------------    -------------------------    Paid in       Accumulated       Total
                                       Shares    Amount       Shares        Amount        Capital         Deficit         Equity
                                       ------    -------    -----------   -----------   -----------    -----------   -----------
Balance, September 30, 2001                                   2,941,621   $     2,942   $ 4,062,203   $(2,640,696)   $ 1,424,449

Net Income for Year                                                                                       102,809        102,809
                                       ------    -------    -----------   -----------   -----------    -----------   -----------

Balance, September 30, 2002                                   2,941,621         2,942     4,062,203    (2,537,887)     1,527,258

Common Stock issued for services
     in September 2003                                          200,000           200        29,800                       30,000
Common stock for debt
     on August 8, 2003                                           80,000            80        23,920                       24,000
Common stock for debt
     on August 8, 2003                                        1,178,400         1,178       293,422                      294,600

Net Loss for Year                                                                                        (306,454)      (306,454)
                                       ------    -------    -----------   -----------   -----------    -----------   -----------

Balance, September 30, 2003                                   4,400,021         4,400     4,409,345    (2,844,341)     1,569,404

Common Stock issued for
    services on August 8, 2004                                   55,000            55         8,195                        8,250
Common Stock for debt
     issued August 30, 2004                                   1,000,000         1,000        84,000                       85,000

Net Income for Year                                                                                        75,571         75,571
                                       ------    -------    -----------   -----------   -----------    -----------   -----------

Balance, September 30, 2004                                   5,455,021         5,455     4,501,540    (2,768,770)     1,738,225

Common Stock issued for
     services                                                 2,470,000         2,470       122,530                      125,000
Common Stock issued for
     services June 29, 2005                                     850,000           850         7,650                        8,500
Common Stock  for debt
     issued June 29, 2005                                     5,000,000         5,000        45,000                       50,000

Net (loss) for Period                                                                                  (1,901,813)    (1,901,813)
                                       ------    -------    -----------   -----------   -----------    -----------   -----------

Balance, June 30, 2005                                       13,775,021   $    13,775   $ 4,676,720   $(4,670,583)   $    19,912
                                       ======    =======    ===========   ===========   ===========   ===========    ===========

On August 12, 2003 the Company had a 2.5 to 1 reverse stock split. This reverse split has been retroactively applied to the schedule above.

On June 28, 2005 the Company changed its par value for common stock from $0.04 per share to $0.001 per share. This change has been retroactively applied to the above schedule.


      The accompanying notes are an integral part of the financial statemen

                      Century Pacific Financial Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                   for the nine months ended
                                               --------------------------------
                                               June 30, 2005      June 30, 2004
                                               --------------    --------------
Operating Activities

Net Income                                     $   (1,901,813)   $      151,445

      Common Stock issued for Services                133,500
      Changes is Assets and Liabilities             1,739,700          (275,694)
                                               --------------    --------------

      Cash from Operations                            (28,613)         (124,249)
                                               --------------    --------------
Investing Activities
      Purchase of Investments                                            53,191
      Purchase of Equipment                                              21,793
                                               --------------    --------------
      Cash Used for Investing                              --            74,984
                                               --------------    --------------
Financing Activities

      Proceeds from Stock Sales                                         181,000
      Proceeds from Note Payable                       50,000            35,000
                                               --------------    --------------
      Cash from Financing                              50,000           216,000
                                               --------------    --------------

Net Change in Cash                                     21,387            16,767

Beginning Cash Balance                                  9,791                --
                                               --------------    --------------

Ending Cash Balance                            $       31,178    $       16,767
                                               ==============    ==============
Additional Disclosures:
      Interest Paid                            $        3,119    $           --
                                               ==============    ==============
      Taxes Paid                               $           --    $           --
                                              ==============    ==============

     The accompanying notes are an integral part of the financial statements

                      CENTURY PACIFIC FINANCIAL CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     (JUNE 30, 2005 AND SEPTEMBER 30, 2004)


Note 1. BASIS OF PRESENTATION

The financial statements as of June 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2004 audited financial statements and notes thereto.


Century Pacific Financial Corporation (the "Company") was organized as a Delaware corporation on December 29, 1982. Prior to the Distribution discussed in Footnotes 2 and 3, the Company had three wholly owned subsidiaries, Global Medical Technologies, Inc., an Arizona corporation ("Global") which was operating, and Century Pacific Financial Corp. and Century Pacific Investment Management Corporation both of which were inactive and without assets or debts. Global was formed on April 4, 1999 to buy and sell refurbished medical equipment and that has been the Company's principal business since that time.


Note 2. RECENT DEVELOPMENTS

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

                      CENTURY PACIFIC FINANCIAL CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     (JUNE 30, 2005 AND SEPTEMBER 30, 2004)


Note 3. DISCONTINUED OPERATIONS

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

The following is a summary of the assets and liabilities of Global, which are included in the gain (loss) on disposal of assets and liabilities from the discontinued operations at the distribution date:

Assets transferred:

         Receivables, net                                         $    359,900
         Used Equipment Inventory                                      315,825
         Investment in Client Files                                    500,000
         Other Investments                                             121,006
         Furniture and Equipment, net                                   75,016
         Deposits                                                        7,800
                                                                  ------------

         Net assets transferred                                   $  1,379,547
                                                                  ------------

Liabilities assumed:

         Bank Overdraft                                           $     40,496
         Accounts Payable                                               75,569
         Notes payable - shareholder                                    20,000
         Notes payable - third parties                                  50,000
         Subsidiary preferred stock obligation                         231,000
                                                                  ------------

         Total liabilities assumed                                     417,065
                                                                  ------------

         Net gain (loss) on disposal of discontinued operations   $    962,482
                                                                  ============

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

                      CENTURY PACIFIC FINANCIAL CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     (JUNE 30, 2005 AND SEPTEMBER 30, 2004)

Note 4. DEFERRED TAX ASSET

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company's deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. As of September 30, 2004, the Company had recorded a deferred tax asset of $764,604. Since the Company no longer has an operating business following the disposal of its medical equipment business, the Management has recorded a valuation allowance to reduce deferred tax assets including those associated with net operating losses. The assessment realization of deferred tax provisions is dependent upon future taxable income, and based on historical evidence, it is more likely that such provision will not be utilized. Further, in the case of an acquisition of a new business by the Company, the ability of the post-acquisition business to utilize the Company's net operating losses may be significantly impaired or eliminated. As of June 30, 2005, the Company has established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that the Company will generate sufficient future taxable income to allow it to realize the deferred tax asset.

Note 5. GOING CONCERN

The Company has a substantial deficit in retained earnings from losses for the previous years and with the disposal of its medical equipment business has no active business operations. The Company must continue to raise funds in the near future to survive. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Management has been successful in the past in raising these funds. There is no assurance that management can continue to find investors to cover the losses generated. Management's plan is to seek a company with which to merge or to complete a business combination to the benefit of its shareholders.

Note 6. STOCKHOLDER EQUITY

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

On May 27, 2005 the Board of Directors approved and on June 28, 2005 the Company filed an Amendment to the Certificate of Incorporation of the Company with the State of Delaware. The amendment increased the number of authorized shares of preferred stock to 10,000,000 from 5,000,000 and reduced its par value from $0.05 per preferred share to $0.001. The amendment also increased the number of authorized shares of common stock to 150,000,000 from 100,000,000 and reduced the par value from $0.04 per common share to $0.001.

On June 28, 2005 the Company issued 5,000,000 restricted common shares in full payment of a $50,000 note payable and 850,000 restricted common shares for services valued at $8,500.

Note 7. NOTES PAYABLE

On February 16, 2005, the Company received a non-interest bearing, unsecured demand loan in the amount of $50,000 to provide working capital for operating expenses. The loan is payable upon demand by KRM Fund. As of June 30, 2005, the loan balance had been converted into 5,000,000 shares of restricted common stock.

Note 8. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company, Kevin R. Keating, is the father of the managing member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company. KRM Fund owns approximately 77% of the outstanding shares of the Company's common stock as of June 30, 2005. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC or KRM Fund and disclaims any beneficial interest in the shares of the Company's stock owned by KRM Fund.

On February 16, 2005, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. For the current quarter and year to date period, $3,000 and $5,000 respectively is included in general and administrative expense pursuant to this agreement, $5,000 has been paid, and $0 remains in accounts payable at June 30, 2005.

Note 9. LETTER OF INTENT

On March 30, 2005, the Company entered into a Letter of Intent to acquire Town House Land Limited ("Town House"). In connection with this Letter of Intent, on April 6, 2005 the Company received a deposit of $50,000 to be applied to acquisition related expenses. The completion of the acquisition was subject to the negotiation and execution of a definitive acquisition agreement, as well as other conditions. The Company's management subsequently terminated the Letter of Intent, and refunded the entire deposit in May 2005.

Note 10. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 146-150 and their effect on the Company.

Statement  No.  150   Accounting   for  Certain   Financial   Instruments   with
Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

                      CENTURY PACIFIC FINANCIAL CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     (JUNE 30, 2005 AND SEPTEMBER 30, 2004)

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

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

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

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

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

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

Summary and Recent Developments


      The Company was organized as a Delaware corporation on December 29, 1982. The Company had six wholly owned subsidiaries, Global Medical Technologies, Inc., an Arizona corporation ("Global") which was operating, and Century Pacific Financial Corp. and Century Pacific Investment Management Corporation both of which were inactive and without assets or debts. Global was formed on April 4, 1999 to buy and sell refurbished medical equipment and has been the Company's principal business since that time.


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

      On May 27, 2005 the Board of Directors approved and on June 28, 2005 the Company filed an Amendment to the Certificate of Incorporation of the Company with the State of Delaware. The amendment increased the number of authorized shares of preferred stock to 10,000,000 from 5,000,000 and reduced its par value from $0.05 per preferred share to $0.001. The amendment also increased the number of authorized shares of common stock to 150,000,000 from 100,000,000 and reduced the par value from $0.04 per common share to $0.001.

      On June 28, 2005 the Company issued 5,000,000 restricted common shares in full payment of a $50,000 note payable and 850,000 restricted common shares for services valued at $8,500.

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

Letter of Intent

      On March 30, 2005, the Company entered into a Letter of Intent to acquire Town House Land Limited ("Town House"). The Company received a deposit of
$50,000 pursuant to the letter of intent to cover acquisition expenses. Effective on May 6, 2005, the Company terminated its Letter of Intent with Town House and the $50,000 deposit has been returned by the Company.


Results of Operations

      For the nine months ending June 30, 2005, the Company had net loss of $1,901,813, as compared with net income of $151,445 for the corresponding period of 2004. In the nine month period ended June 30, 2005, the Company disposed of all of the assets and liabilities of its medical equipment business in connection with distribution of all of the shares of Global to its stockholders. Accordingly, the above results of operations include income (loss) from discontinued operations of $(136,139) and $151,445 for the nine month periods ended June 30, 2005 and 2004, respectively. In the nine month period ended June 30, 2005, the Company also established a valuation allowance equal to the net deferred tax asset of $764,604, which contributed to the Company's net loss in that period.

      The distribution of Global shares to the Company's stockholder in February 2005 has been considered a disposal of assets in connection with discontinued operations. The excess of liabilities of Global (including those liabilities assumed by Global under the Assumption Agreement) over the adjusted basis of the assets owned by Global (including those assets transferred to Global under the Assumption Agreement) was recorded as a loss on disposal of discontinued operations of $962,482 in the nine month period ended June 30, 2005.

Liquidity and Capital Resources

      The Company's total assets as June 30, 2005 are $31,178, which is comprised of cash. The Company's current liabilities are $11,266, consisting of accounts payable. During the quarter ended June 30, 2005, the Company issued 5,000,000 shares of restricted common stock in satisfaction of a short term cash loan of $50,000 and 850,000 shares of restricted common stock for services rendered to the Company by its director and by a financial consultant valued at $8,500. The Company has no long-term debt. Total stockholders' equity as of June 30, 2005 is $19,912.

      The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                               Nine Months Ended   Nine Months Ended
                                                 June 30, 2005       June 30, 2004
                                                --------------      --------------
Cash Flows from Operating Activities            $      (28,613)     $     (124,249)

Cash Flows from Investing Activities                        --             (74,984)

Cash Flows from Financing Activities                    50,000             216,000

Net Change in Cash                              $       21,387      $       16,767

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

      Deferred Taxes

      We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company's deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Management has recorded a valuation allowance to reduce deferred tax assets including those associated with net operating losses. The assessment realization of deferred tax provisions is dependent upon future taxable income, and based on historical evidence, it is more likely than not that such provision will not be utilized. Further, in the case of an acquisition of a new business by the Company, the ability of the post-acquisition business to utilize the Company's net operating losses may be significantly impaired or eliminated. As of June 30, 2005, the Company has established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that the Company will generate sufficient future taxable income to allow it to realize the deferred tax asset.

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

      19. Possible Rule 144 Sales. The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended (the "Act"). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of one year may, under certain conditions, sell every six months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years. Current stockholders who own 10% or more of our shares will likely be deemed an affiliate until 90 days after a reverse merger is completed with a target company. After such 90-day period, and assuming said shares have been held for more than two years, these stockholders may be able to sell their shares without volume restrictions. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On June 28, 2005, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware. The amendment increased the number of authorized shares of preferred stock to 10,000,000 from 5,000,000 and reduced its par value from $0.05 per preferred share to $0.001. The amendment also increased the number of authorized shares of common stock to 150,000,000 from 100,000,000 and reduced the par value from $0.04 per common share to $0.001. The Amendment had been approved by the Company's Board of Directors on May 27, 2005 and by the written consent of stockholders holding a majority of the outstanding shares of voting securities of the Company entitled to vote on May 27, 2005. The stockholders of the Company were mailed a 14C information statement on June 7, 2005 informing them of the foregoing actions.

      On June 29, 2005, the Company issued 5,000,000 shares of its common stock to Keating Reverse Merger Fund, LLC ("KRM Fund") in full payment of an unsecured $50,000 loan previously made to the Company by KRM Fund. The shares of Common Stock were valued at $0.01 per share in connection with this loan payment.

      On June 29,  2005,  the Company also issued  500,000  shares of its Common
Stock to Kevin R. Keating, the sole officer and director of the Company, in payment of $5,000 owed to him for services previously rendered to the Company. The shares of Common Stock were valued at $0.01 per share in connection with this payment.

      On June 29, 2005, the Company also issued 350,000 shares of its Common Stock to Garisch Financial, Inc. ("GFI") in payment of $3,500 owed to GFI for consulting services previously rendered to the Company. The shares of Common Stock were valued at $0.01 per share in connection with this payment.

      The above shares of Common Stock were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). As such, the shares of Common Stock issued to KRM Fund, Kevin R. Keating and GFI will be restricted shares, and the holder thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom. The Company has agreed to grant "piggyback" registration rights to KRM Fund, Kevin R. Keating and GFI with respect to the above shares.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      We are not aware of any defaults upon senior securities during the quarter ended June 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of our stockholders during the quarter ended June 30, 2005. However, the Amendment to the Company's Articles of Incorporation referenced in Item 2 of this Part III of this Form 10-QSB was approved by the written consent of stockholders holding a majority of the outstanding shares of voting securities of the Company entitled to vote on May 27, 2005. The stockholders of the Company were mailed a 14C information statement on June 7, 2005 informing them of the foregoing actions.

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

      (b)   Reports on Form 8-K

            The following current reports were filed during the quarter ended June 30, 2005:

            On April 4, 2005, the Company filed a Current Report on Form 8-K dated March 30, 2005 announcing the execution of a Letter of Intent to acquire Town House Land Limited.

            On May 9, 2005, the Company filed a Current Report on Form 8-K dated May 6, 2005 announcing the termination of its Letter of Intent with Town House Land Limited.

            On July 1, 2005, the Company filed a Current Report on Form 8-K dated June 28, 2005 announcing the issuance and sale of certain unregistered securities and the amendment to the Company's articles of incorporation. Reference is hereby made to Part II - Items 2 and 4 of this Form 10-QSB, and to the Summary and Recent Developments section of the Management Discussion and Analysis.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CENTURY PACIFIC FINANCIAL CORPORATION



Date: July 29, 2005                   By:  /s/ Kevin R. Keating
                                           ----------------------
                                           Kevin R. Keating
                                           President and Chief Executive Officer

                                  Exhibit Index

Exhibit
Number      Description of Exhibit
------      ----------------------

31          Certification  pursuant to Section 302 of the  Sarbanes-Oxley Act of
            2002.

32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.