Form 10KSB
period 2005-09-30
CENTURY PACIFIC FINANCIAL CORP
filed 2005-11-03
CIK 791770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL  REPORT  UNDER  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

|_|   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 0-16075

                      CENTURY PACIFIC FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                86-0449546
   (State or other jurisdiction                      (IRS Employer
 of incorporation or organization)                 Identification No.)

             936A BEACHLAND BOULEVARD SUITE 13, VERO BEACH, FL 32963
                    (Address of principal executive offices)

                                 (772) 231-7544
                           (Issuer's telephone number)

       SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |X| NO |_|

Issuer's revenues for its most recent fiscal year:    $0

Check whether the registrant filed all documents and reports required to be field by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES |X| NO |_|.

As of October 27, 2005, 13,775,021 shares of the registrant's Common Stock were outstanding. The aggregate market value of the voting common equity held by non-affiliates (based on the closing bid price of such stock as reported on October 27, 2005 by the NASD Over-the-Counter Bulletin Board) was approximately $1,259,893.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

           Transitional Small Business Disclosure Format (Check One):
                                 Yes |_| No |X|

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page

PART I

Item 1.   Description of Business..............................................1

Item 2.   Description of Properties...........................................10

Item 3.   Legal Proceedings...................................................10

Item 4.   Submission of Matters to a Vote of Security Holders.................10


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters............10

Item 6.   Management's Discussion and Analysis or Plan of Operations..........17

Item 7.   Financial Statements................................................17

Item 8.   Changes in and Disagreements With Accountants on Accounting and
              Financial Disclosure............................................17

Item 8A.  Controls and Procedures.............................................17


PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............17

Item 10.  Executive Compensation..............................................20

Item 11.  Security Ownership of Certain Beneficial Owners and Management......21

Item 12.  Certain Relationships and Related Transactions......................22

Item 13.  Exhibits and Reports on Form 8-K....................................22

Item 14.  Principal Accountant Fees and Services..............................23

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Summary

      Century Pacific Financial Corporation ("we", "us", "our", or the "Company") plans to seek a target company with which to merge or to complete a business combination. In any transaction, we will be the surviving entity, and our stockholders will retain a percentage ownership interest in the post-transaction company. The amount of the retained equity ownership by our stockholders will be negotiated by our management and the target company. We currently are a shell company and have nominal assets and business operations.

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

      We may require additional financing to execute our plan to acquire an operating company. The accompanying financial statements include a "going concern" explanatory paragraph from our accountants.

History and background

      We were organized as a Delaware corporation on December 29, 1982. The Company had three wholly owned subsidiaries, Global Medical Technologies, Inc., an Arizona corporation ("Global") which was operating, and Century Pacific Financial Corp. and Century Pacific Investment Management Corporation both of which were inactive and without assets or debts.

      Global was formed on April 4, 1999 to buy and sell refurbished medical equipment and had been the Company's principal business since that time. Global's business had been primarily the sales of new and reconditioned medical equipment. However, emphasis has been placed on promoting reconditioned medical equipment outside the United States because of the greater profit margins resulting from the sale of reconditioned equipment versus new equipment. Global established excellent contacts throughout Mexico and had been providing a wide variety of medical equipment and supplies, ranging from selling computerized tomography units to selling all the equipment for hospitals.

      Prior to April 4, 1999, we received revenue from an investment banking and securities brokerage business operated under our former principal officer's license through an independent contractor agreement with a regional securities firm. Those operations ceased after we commenced the Global business. Our securities business activities were sharply curtailed by the closure of all business activities maintained by previously existing subsidiaries (other than Global) and their subsequent filings for either Chapter 7 or 11 bankruptcy protection. We were released from Chapter 11 bankruptcy (U.S. Bankruptcy case no. 96-09598-PHX-GBN filed in May of 1996) and administrative surveillance and protection on December 30, 1998. Settlement of all existing debts by minimal cash payments or issue of freely tradable stock has settled all its accounts in a reasonable period of time. New management took over in April of 1999 and has operated the Global business.

Change of Control Transaction

      On December 8, 2004, David L. Hadley ("Hadley") and Natural Technologies, Inc., an Arizona corporation ("NTI") (Hadley and NTI are referred to herein collectively as the "Shareholders") entered into a Securities Purchase Agreement, as amended on January 3, 2005 (the "Purchase Agreement") with Keating Reverse Merger Fund, LLC. ("KRM Fund") under which KRM Fund agreed to purchase and the Shareholders agreed to sell an aggregate of 5,625,287 shares of our common stock held collectively by the Shareholders (the "Shares") for a purchase price of $375,000 (the "Purchase Price"), or $0.067 per share. David L. Hadley at the time was our CEO, President and Chairman. The transactions under the Purchase Agreement may be referred to herein as the "Change of Control Transaction."

      On January 31, 2005, we entered into entered an Assumption Agreement (the "Assumption Agreement") with Global and the Shareholders. Under the Assumption Agreement, we contributed all of the shares of common stock of our inactive subsidiaries, Century Pacific Financial Corp. and Century Pacific Investment Management Corporation, to Global. Global agreed to assume all of our liabilities and to indemnify us for any loss we incur with respect to such assumed liabilities. Global and the Shareholders also agreed to release us from any and all obligations and claims.

      On February 4, 2005, we completed the distribution of all 7,925,021 shares of common stock of Global owned of record and beneficially by us (the "Global Shares") pro rata to our stockholders of record as of January 31, 2005 (the "Distribution"). Pursuant to the Distribution, each of our stockholders received one share of common stock of Global for each one share of our common stock owned of record or beneficially by the stockholder on the record date. Global will continue to operate its medical equipment reconditioning business as an independent company following the Distribution.

      The Shareholders completed the sale of their shares of our common stock to KRM Fund on February 4, 2005. Since the distribution of our medical equipment business, we have no material assets, liabilities or ongoing operations. Nevertheless, we believe that we may be able to recover some value for our shareholders by the adoption and implementation of a plan to seek, investigate and, if the results of the investigation warrant, effectuate a business combination with a suitable privately-held company that has both business history and operating assets. Our potential success will be primarily dependent on the efforts and abilities of our new management team, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction.

      Pursuant to the terms of the Purchase Agreement, and effective as of the closing of the transactions under the Purchase Agreement, David L. Hadley resigned as our Chairman, CEO and President, Karen A. Hadley resigned as our Secretary and a director, and Syed M. Huq resigned as our Treasurer and a director.

      Pursuant to the terms of the Purchase Agreement, and effective as of the closing of the transactions under the Purchase Agreement, Kevin R. Keating was appointed our President, Secretary, Treasurer and sole director. Concurrently, our principal executive office was moved to 936A Beachland Boulevard, Suite 13, Vero Beach, FL 32963.

Recent Developments

      On February 16, 2005, we originally issued shares of our common stock as follows: (i) 5,000,000 shares to KRM Fund at a purchase price of $0.01 per share, for an aggregate purchase price of $50,000, (ii) 500,000 shares to Kevin
R. Keating, our sole officer and a director, for services rendered to us with a fair value of $5,000, or $0.01 per share, and (iii) 150,000 shares of our common stock to a financial consultant for consulting services rendered to us with a fair value of $1,500, or $0.01 per share. On April 4, 2005, we also issued 200,000 shares of our common stock to a financial consultant for consulting services rendered to us with a fair value of $2,000, or $0.01 per share. The foregoing stock issuances by us have been cancelled by the parties, and such transactions have been voided ab initio.

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

      On May 27, 2005 our Board of Directors approved and on June 28, 2005 we filed an Amendment to our Certificate of Incorporation with the State of Delaware. The amendment increased the number of authorized shares of preferred stock to 10,000,000 from 5,000,000 and reduced its par value from $0.05 per preferred share to $0.001. The amendment also increased the number of authorized shares of common stock to 150,000,000 from 100,000,000 and reduced the par value from $0.04 per common share to $0.001. The Amendment had been approved by our Board of Directors on May 27, 2005 and by the written consent of stockholders holding a majority of the outstanding shares of voting securities of the Company entitled to vote on May 27, 2005. The stockholders of the Company were mailed a 14C information statement on June 7, 2005 informing them of the foregoing actions.

      On February 16, 2005, we received a non-interest bearing, unsecured demand loan from KRM Fund in the amount of $50,000 to provide working capital for operating expenses. The loan is payable upon demand by KRM Fund.

      On June 28, 2005 we issued 5,000,000 restricted common shares in full payment of a $50,000 note payable to KRM Fund. We also issued 850,000 restricted common shares for services valued at $8,500.

      On March 30, 2005, we entered into a Letter of Intent to acquire Town House Land Limited ("Town House"). We received a deposit of $50,000 pursuant to the letter of intent to cover acquisition expenses. Effective on May 6, 2005, we terminated its Letter of Intent with Town House and the $50,000 deposit has been returned by us.

Pending Acquisition of Versatile Entertainment, Inc. and Bella Rose, LLC

      On October 28, 2005, we entered into an exchange agreement ("Exchange Agreement") with Versatile Entertainment, Inc., a California corporation ("Versatile"), the stockholders of Versatile ("Stockholders"), Bella Rose, LLC, a California limited liability company ("Bella Rose") and the members of Bella Rose ("Members"). The completion of the transactions contemplated under the Exchange Agreement are subject to a number of conditions. The parties expect the closing of the exchange transaction (the "Exchange") to occur on or about November 15, 2005. However, there can be no assurances that the Exchange will be completed.

      Under the Exchange Agreement, we will, at closing, acquire all of the outstanding membership interests of Bella Rose ("Interests") from the Members, and the Members will contribute all of their Interests to us. In exchange, we will issue to the Members 492,021.29 shares of our Series A Convertible Preferred Stock, par value $0.001 per share ("Preferred Stock"). Following the closing of the exchange transaction ("Closing"), Bella Rose will continue as our wholly-owned subsidiary.

      The Exchange Agreement also provides that we will, at closing, acquire all of the outstanding shares of capital stock of Versatile ("Versatile Shares") from the Stockholders, and the Stockholders will contribute all of their Versatile Shares to us. In exchange, we will issue to the Stockholders 1,968,085.05 shares of our Preferred Stock. Following the Closing, Versatile will continue as our wholly-owned subsidiary.

      A total of 2,460,106.34 shares of our Preferred Stock will be issued in the Exchange to the Members and the Stockholders, subject to adjustment as described below. Each share of our Preferred Stock will be convertible into 100 shares of our common stock. Accordingly, upon completion of the Exchange and prior to any adjustment, the Members will own 49,202,129 shares of our common stock on an as-converted basis, and the Stockholders will own 196,808,505 shares of our common stock on an as-converted basis.

      The consummation of the Exchange is contingent on a minimum of $4,500,000 being subscribed for, and funded into escrow, by certain accredited and institutional investors ("Investors") for the purchase of shares of our Preferred Stock promptly after the closing of the Exchange under terms and conditions approved by our board of directors immediately following the Exchange ("Capital Raise"). The closing of the Capital Raise will be contingent on the closing of the Exchange.

      The actual number of shares of our Preferred Stock to be received by Members and Stockholders in the Exchange is subject to adjustment based on the number of shares of our Preferred Stock issued to Investors for the first $4,500,000 of the Capital Raise. The aggregate shares of our Preferred Stock to be issued to the Members and Stockholders in the Exchange will be reduced on a share-for-share basis for each share of our Preferred Stock issued to Investors for the first $4,500,000 in the Capital Raise in excess of 333,000. If less than 333,000 shares of Preferred Stock are issued to Investors for the first $4,500,000 in the Capital Raise, then there will be no adjustment.

      Upon completion of the Exchange, assuming gross proceeds of $4,500,000 from the Capital Raise, the Members, Stockholders and Investors in the aggregate will own 2,793,106.34 shares of our Preferred Stock, which will represent in the aggregate 95.3% of our issued and outstanding shares of common stock on a fully diluted and as-converted basis. Further, assuming gross proceeds of $4,500,000 from the Capital Raise, our current stockholders will own 4.7% of the outstanding common stock (or, 13,775,021 of our common stock) immediately after completion of these transactions on a fully diluted and as-converted basis.

      The Capital Raise may result in gross proceeds from Investors in excess of $4,500,000. In such case, the relative common stock ownership interests of the Members, Stockholders and existing stockholders on a fully diluted and as-converted basis will be reduced on a pro rata basis.

      The issuance of the shares of Preferred Stock to the Members and the Stockholders in the Exchange and, upon conversion of such shares of Preferred Stock, the shares of our common stock underlying such shares of Preferred Stock, is intended to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof and such other available exemptions. The issuance of shares of Preferred Stock to Investors under the Capital Raise is being offered pursuant to an exemption from registration contained in Regulation D, only to accredited investors. The shares of Preferred Stock and the shares of our common stock underlying the shares of Preferred Stock may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. No registration statement covering these securities has been filed with the United States Securities and Exchange Commission ("Commission") or with any state securities commission in respect of the Exchange or the Capital Raise. However, as a condition to the Capital Raise, we will agree to register for public re-sale the common stock underlying the Preferred Stock issued to the Investors in the Capital Raise.

      We are presently authorized under our Certificate of Incorporation to issue 150,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. Of the 10,000,000 shares of preferred stock authorized, 3,500,000 shares will be designated as Series A Convertible Preferred Stock pursuant to a certificate of designations ("Certificate of Designations"), which will be approved by our board of directors, and filed with and accepted by, the Secretary of State of the State of Delaware prior to the Closing of the Exchange. Currently, we have 13,775,021 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

      Under  the  terms  of the  Exchange  Agreement,  all  of  the  outstanding
Interests held by the Members and all of the Versatile Shares owned by the Stockholders will be exchanged for shares of our Preferred Stock. Each share of Preferred Stock will be convertible into 100 shares of our common stock (the "Conversion Rate"). The Preferred Shares will immediately and automatically be converted into shares of our common stock (the "Mandatory Conversion") upon the approval by a majority of our stockholders (voting together on an as-converted-to-common-stock basis), following the Exchange and the Capital Raise, of a 1 for 9.25 reverse stock split of our outstanding common stock ("Reverse Split").

      The holders of shares of Series A Preferred Stock (including the Investors acquiring such shares as part of the Capital Raise after the closing of the Exchange) will be entitled to vote together with the holders of the common stock, as a single class, upon all matters submitted to holders of common stock for a vote. Each share of Series A Preferred Stock will carry a number of votes equal to the number of shares of common stock issuable as if converted at the record date. As such, immediately following the Exchange and the Capital Raise, assuming gross proceeds from the Capital Raise of $4,500,000, the Members, Stockholders and Investors will have 95.3% of the total combined voting power of all classes of our stock entitled to vote.

      Upon Mandatory Conversion of the shares of Preferred Stock, and subject to an adjustment of the Conversion Rate as a result of the Reverse Split, and assuming gross proceeds from the Capital Raise of $4,500,000, the Members, Stockholders and Investors will, in the aggregate, receive approximately 30,195,751 shares of Century's common stock, representing 95.3% of the outstanding shares of Century's common stock immediately following the Mandatory Conversion. The existing stockholders of Century will, following the Mandatory Conversion and Reverse Split, and assuming gross proceeds from the Capital Raise of $4,500,000, own approximately 1,489,192 shares of Century's common stock, representing 4.7% of the outstanding shares of common stock.

      In connection with the Reverse Split, our board of directors may, in its discretion, provide special treatment to certain stockholders to preserve round lot holders (i.e., holders owning at least 100 shares) after the Reverse Split. In the event our board determines to provide such special treatment, our stockholders holding 925 or fewer shares of common stock but at least 100 shares of common stock will receive 100 shares of common stock after the Reverse Split, and persons holding less than 100 shares of common stock would not be affected. The terms and conditions of special treatment afforded to our stockholders to preserve round lot stockholders, if any, including the record dates for determining which stockholders may be eligible for such special treatment, will be established in the discretion of our board of directors.

      Effective as of the Closing of the Exchange transaction, and subject to applicable regulatory requirements, including the preparation, filing and distribution to our stockholders of a Schedule 14(f)-1 Notice to Stockholders at least ten (10) days prior to Closing, Kevin R. Keating, our current sole officer and a director will continue as a member of our board and will appoint Daniel S. Guez, the current CEO of Versatile and majority Member of Bella Rose, and Dean Oakey as directors. Luca Toscani will resign form our board effective as of the Closing. As a condition to the Closing of the Exchange transaction, Keating Reverse Merger Fund, LLC ("KRM Fund"), our current controlling stockholder, and Stockholders and Members holding a majority of the Preferred Stock received in the Exchange transaction, will agree to vote their shares of our voting securities: (i) to elect one member to our board to be designated by KRM Fund (the "KRM Fund Designate") for a period of one year following the Closing and to vote for such other persons that may be designated by Daniel S. Guez to fill any vacant position on the board of directors (other than KRM Fund Designate), and
(ii) to approve the Reverse Split, the adoption of a stock incentive plan, and the change of our corporate name (collectively, the "Actions").

      At or prior to the Closing, we will also enter into a certain financial advisory agreement with Keating Securities, LLC ("Keating Securities"), a registered broker-dealer, under which Keating Securities will be compensated by us for its advisory services rendered to us in connection with the Exchange. The transaction advisory fee will be $350,000, with the payment thereof being subject to the Closing of the Exchange.

      We have agreed with Versatile and Bella Rose to continue to operate our businesses in the ordinary course prior to the Exchange. In addition, we are able to pursue the Capital Raise, subject to the approval of the terms and conditions thereof by our board promptly following the Closing of the Exchange.

      Under the Exchange Agreement, each of the Company, Versatile and Bella Rose have agreed to do certain things, some of which are conditions to the exchange transaction. Each company is obligated to (a) obtain all necessary approvals for various aspects of the transaction, (b) give the other access to the records and personnel to complete due diligence review, (c) proceed expeditiously to undertake all actions so as to be able to consummate the Exchange, (d) in the case of Versatile, deliver audited financial statements including a balance sheet as of December 31, 2004 and 2003 and statements of operations, cash flows and stockholders' equity from inception to December 31, 2004 and unaudited financial statements of Versatile and Bella Rose for the three month and nine month periods ended September 30, 2005 and 2004, and (e) refrain from soliciting or initiating proposals from, providing information to or holding discussions with any party concerning any sale of assets or any material portion of any capital stock or any merger, consolidation, business combination, liquidation or similar transaction, subject to the fiduciary obligations of directors generally.

      Consummation of the Exchange is conditioned upon the minimum amount of the Capital Raise ($4,500,000) being held in escrow at the time of the consummation of the Exchange with such funds being available for release to us upon the Closing of the Exchange and the approval of the terms and conditions of the Capital Raise by our board after the Exchange. Consummation of the Exchange is also contingent upon tax counsel to Versatile and Bella Rose rendering its opinion that the transaction will not be taxable to the holders of Interests and Versatile Shares pursuant to Section 351 of the Internal Revenue Code. In addition to the foregoing conditions, the Exchange is conditioned upon (i) preparation, filing and distribution to our stockholders of a Schedule 14(f)-1 Notice to Stockholders, and (ii) continued quotation of our common stock on the Over-the-Counter Bulletin Board.

      Except for the representations and warranties relating to the ownership of the Interests and Versatile Shares which survive the consummation of the Exchange, the representations and warranties of all the parties to the Exchange Agreement do not survive the closing.

      The Exchange Agreement may be terminated as follows: (i) by mutual consent, (ii) by either party if the Exchange is not consummated by November 30, 2005, (iii) by either party if the Exchange is prohibited by issuance of an order, decree or ruling, or (iv) by either party if the other is in material breach of any representation, warranty, covenant or agreement. In the event of termination, both parties are responsible for their expenses, except that we may retain a $50,000 deposit paid by Versatile and Bella Rose (unless the Exchange Agreement is terminated by Versatile or Bella Rose as a result of a breach by
us).

      Because an integral part of the Exchange is the completion of the Capital Raise in the minimum amount of $4,500,000, the minimum amount of the Capital Raise must be subscribed and funded in escrow prior to the Closing of the Exchange. The funds from the Capital Raise will be released to us within three days following the Closing of the Exchange and after the approval of the terms and conditions of the Capital Raise by our board and acceptance of the subscriptions by us. If our board fails to approve the Capital Raise or we do not accept the subscriptions within such three day period, then the Exchange will be rescinded, and the Capital Raise cancelled with the escrowed subscriptions for shares of Preferred Stock returned to the Investors, without interest or deduction. Additionally, in the event of a rescission of the Exchange, all other aspects of the Exchange will be cancelled and the Members and Stockholders restored to their relative ownership and positions in Bella Rose and Versatile, respectively, as it was immediately prior to the Exchange.

      Our directors have approved the Exchange Agreement and the transactions contemplated thereunder. The directors of Versatile have approved the Exchange Agreement and the transactions contemplated thereunder. Each Member and Stockholder has approved the Exchange Agreement and the transactions contemplated thereunder as evidenced by their execution of the Exchange Agreement. The parties expect the closing of the transactions under the Exchange Agreement to occur on or about November 15, 2005. However, there can be no assurances that the Exchange will be completed.

      On September 19, 2005, in our Current Report on Form 8-K dated September 16, 2005, we reported the execution of a letter of intent to acquire Versatile and Bella Rose. On November 1, 2005, in our Current Report on Form 8-K dated October 28, 2005, we reported the execution of a definitive Exchange Agreement to acquire Versatile and Bella Rose

Business of Versatile and Bella Rose

      Versatile was formed in April 2001, to design, develop, manufacture, market, distribute and sell high end fashion jeans, knits, apparel and accessories. Versatile currently markets, distributes, and sells its "People's Liberation" brand products in the United States, and internationally primarily in Japan, Canada, Mexico and the United Kingdom. Versatile is headquartered in Los Angeles, California, and maintains show rooms in New York and Los Angeles.

      Bella Rose was formed in May of 2005, to design, develop, manufacture, market, distribute and sell high end fashion jeans, casual wear, and other apparel. Bella Rose currently markets, distributes and sells its "William Rast" brand products in the United States, Japan and the United Kingdom. Bella Rose is headquartered in Los Angeles, California, and maintains show rooms in New York and Los Angeles.

      Each of Versatile and Bella Rose has a limited operating history and limited revenue to date. While management believes that each company has the opportunity to be successful in the high end fashion jean market, there can be no assurance that Versatile or Bella Rose will be successful in accomplishing its business initiatives, or that it will be able to achieve any significant levels of revenues, or recognize net income, from the sale of its products.

      The businesses of Versatile and Bella Rose involve a number of risks and uncertainties that could cause the actual results of either company to differ materially from those estimated by management from time to time. Potential risks and uncertainties, include, but are not limited to, such factors as fluctuations in demand for each company's products, the introduction of new products, each company's ability to maintain customer and strategic business relationships, the impact of competitive products and pricing, growth in target markets, the adequacy of each company's liquidity and financial strength to support its growth, and other information that may be detailed from time to time in our filings with the United States Securities and Exchange Commission should the exchange transaction contemplated by the Exchange Agreement be completed.

Employees

      We currently do not have any employees. Our sole officer and a director, Kevin R. Keating, serves in such capacities without salary or bonus. Mr. Keating accepted his position as an officer and a director on February 4, 2005. We issued shares of our common stock to Mr. Keating as compensation for services rendered.

      We have entered into a contract with Vero Management, LLC ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Vero is owned and managed by Mr. Keating. We pay Vero $1,000 per month for services provided to us.

Risk Factors

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

      3. Possible Business - Not Identified and Highly Risky. Except as otherwise discussed with respect to the Exchange, we have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore we can disclose the risks and hazards of a business or opportunity that we acquire only in a general manner, and cannot disclose the risks and hazards of any specific business or other opportunity that we may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity could result in a total loss to our investors and stockholders if the target business is unsuccessful. Further, any investment in us may continue to be highly illiquid.

      4. Type of Business Acquired. Except as otherwise discussed with respect to the Exchange, the type of business that may be acquired is not identified. Therefore, our investors and stockholders have to rely on our management to determine which target business to pursue. There are no controlling parameters of the business to be acquired. Thus, ultimately an investment will depend on the target business and therefore investors in us will be subject to all the risks that would be associated with that selected business. Our management may have the right to approve and authorize a reverse merger transaction with a target company without obtaining the vote of the majority of our stockholders.

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

      18. Thinly-traded Public Market. Our securities will be very thinly traded, and the price if traded may not reflect the value of the company. Moreover, there may be a reverse split of the shares which may not reflect the value of the company either. There can be no assurance that there will be an active market for our shares either now or after we complete the reverse merger. The market liquidity will be dependant on the perception of the operating business and any steps that its management might take to bring the company to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our securities, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the securities, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

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

ITEM 2.  DESCRIPTION OF PROPERTIES.

      Immediately prior to the completion of the Change of Control Transaction, we maintained our corporate headquarters in a leased office located at 4500 S. Lakeshore Drive, Suite 357, Tempe, Arizona 85282. Beginning February 4, 2005, we have operated from the offices of Vero. We have a management agreement with Vero under which Vero provides us with managerial and administrative services in exchange for $1,000 per month.

      We do not own any real or personal property nor do we have any plans to acquire any real or personal property in the future. We do not own any significant business operating assets. We do not maintain any policy of insurance to insure any property or business operations.

ITEM 3.  LEGAL PROCEEDINGS.

      We are not aware of any pending or threatened legal proceedings in which we are involved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of our stockholders during the fourth quarter of the fiscal year ended September 30, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Subsequent to our initial public offering effective November 12, 1986, for approximately a year and a half, our common stock traded on the NASDAQ Stock Market under the symbol "CEPA." Later, as we requested de-listing, the issue continued trading on the "Pink Sheet" market or through NASD's Over-the-Counter Bulletin Board. Our common stock started trading again in 2002 and now trades under the symbol "CYPC." Our common stock is traded from time to time on the over-the-counter market, and quotations may be found in NASD's Over-the-Counter Bulletin Board. Our common stock trades only sporadically and has experienced in the past, and is expected to experience in the future, significant price and volume volatility. Our stock is currently available for trading on NASD's Over-the-Counter Bulletin Board. Based on information available to us, the quotations below reflect the high and low bid quotation for our stock on the Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions. The prices do not necessarily reflect actual transactions.

              2005                     High         Low
         --------------                -----       -----
         First Quarter                 $0.51       $0.20
         Second Quarter                $0.35       $0.12
         Third Quarter                 $0.46       $0.12
         Fourth Quarter                $0.60       $0.15

              2004                     High         Low
         --------------                -----       -----
         First Quarter                 $0.65       $0.15
         Second Quarter                $0.49       $0.15
         Third Quarter                 $0.33       $0.15
         Fourth Quarter                $0.30       $0.15

      As of September 30, 2005, we had 13,775,021 shares of our common stock outstanding. There were 417 holders of record of our common stock at September 30, 2005. Our transfer agent is Stalt, Inc., Menlo Park, CA.

      We have neither paid nor declared cash distributions or dividends, and we do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities.

      On August 8, 2003, we converted debt of $294,600 owed to a related company, Natural Technologies, Inc., into 1,178,400 shares of our restricted common stock. On August 8, 2003, we also converted $24,000 of debt owed to a third party into 80,000 shares of restricted common stock. The above shares give effect to the 2.5 to 1 reverse stock split effective August 12, 2003.

      In September 2003, we issued 200,000 common shares for consulting services valued at $30,000.

      On August 8, 2004, we issued 55,000 shares of common stock to consultants for services valued at $8,250.

      On August 30, 2004, we issued 1,000,000 shares of restricted common stock in exchange for a $85,000 note payable to David L. Hadley, one of our officers.

      During the last quarter of the fiscal year ended September 30, 2004, Global, one of our former subsidiaries, issued preferred stock and raised $196,000. Global also issued an additional 100,000 convertible preferred shares on December 20, 2004 for services valued at $50,000. This Global preferred stock was initially convertible into our common stock or Global common stock under specific conditions. However, the conversion terms have been amended and the Global preferred stock is now only convertible into Global common stock under specified conditions. Following the Distribution described above, Global is now an independent and private company operating the medical equipment refurbishing business.

      On December 15, 2004, we issued 2,470,000 restricted common shares in exchange for $125,000 accumulated unpaid salary to David L. Hadley, one of our officers.

      On May 27, 2005, our Board of Directors approved and on June 28, 2005 the Company filed an Amendment to the Certificate of Incorporation of the Company with the State of Delaware. The amendment increased the number of authorized shares of preferred stock to 10,000,000 from 5,000,000 and reduced its par value from $0.05 per preferred share to $0.001. The amendment also increased the number of authorized shares of common stock to 150,000,000 from 100,000,000 and reduced the par value from $0.04 per common share to $0.001.

      On February 16, 2005, we received a non-interest bearing, unsecured demand loan from KRM Fund in the amount of $50,000 to provide working capital for operating expenses. The loan is payable upon demand by KRM Fund.

      On June 28, 2005, we issued 5,000,000 restricted common shares in full payment of a $50,000 note payable to KRM Fund. We granted KRM Fund piggyback registration rights with respect to these shares.

     On June 28, 2005, we issued 500,000 restricted common shares to Kevin R. Keating for services valued at $5,000 and 350,000 restricted shares of our common stock to a financial consultant for services valued at $3,500. We granted Mr. Keating and the financial consultant piggyback registration rights with respect to these shares.

      In connection with the above stock issuances, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of the purchasers fell into one or more of the categories that follow: an existing shareholder of the Company, a creditor of the Company, a current or former officer or director of the Company, a service provider to the Company, or an accredited investor with whom the Company or an affiliate of the Company had a prior business relationship. As a result, no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, the Company relied upon one or more of the exemptions from registration including those contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated under the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

      The following discussion may contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are intended to be covered by the safe harbors created by such provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

      The words "we," "us" and "our" refer to the Company. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements." Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) because we are seeking to merge with an operating business which has not yet been identified, you will be unable to determine whether we will ever become profitable; and (d) other risks that are discussed in this Form 10-KSB or included in our previous filings with the Securities and Exchange Commission.

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

      We may also have to compensate certain advisors, finders and investment banking firms for services rendered in connection with the identification of target operating companies and the negotiation and completion of the transaction. Due to our limited resources, it is expect that all or a portion of this compensation will be in the form of our common stock or from cash provided by the target company or the funding event. Additional issuance of our common stock will have a further dilutive effect on the percentage of shares held our stockholders. Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of our controlling stockholder, will also act as a financial advisor in connection with the reverse merger transaction and will be paid a cash and/or equity fee upon the successful closing of the reverse merger.

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

      It is anticipated that certain securities issued by us in connection with the reverse merger would be issued in reliance upon exemptions from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the reverse merger transaction, we will be asked to agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. In such a case, we will attempt to negotiate the registration of some or all of our current outstanding shares which are restricted, but there is no guarantee that this will be accomplished or, if accomplished, that the registration rights identical. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a reverse merger and is no longer considered an inactive company. The issuance of substantial additional securities by us in connection with the reverse merger and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

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

      We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of the acquisition agreements cannot be predicted, generally such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default and remedies therefor; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after closing; (iv) outline the manner of bearing costs, including costs associated with our attorneys and accountants; (v) set forth indemnification provisions; and (vi) include miscellaneous other terms.

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

Results of Operations

      For the year ended September 30, 2005, we had net loss of $1,911,191, as compared with net income of $75,571 for the year ended September 30, 2004. In the year ended September 30, 2005, we disposed of all of the assets and liabilities of our medical equipment business in connection with distribution of all of the shares of Global common stock to our stockholders. Accordingly, the above results of operations include income (loss) from discontinued operations of $(900,743) and $75,571 for the year ended September 30, 2005 and 2004, respectively. In the year ended September 30, 2005, we also established a valuation allowance equal to the net deferred tax asset of $764,604, which contributed to our net loss in that period.

      The distribution of Global shares to our stockholder in February 2005 has been considered a disposal of assets in connection with discontinued operations. The excess of liabilities of Global (including those liabilities assumed by Global under the Assumption Agreement) over the adjusted basis of the assets owned by Global (including those assets transferred to Global under the Assumption Agreement) was recorded as a loss on disposal of discontinued operations of $962,482 in the year ended September 30, 2005.

Liquidity and Capital Resources

      Our total assets as September 30, 2005 are $68,034, which is comprised of cash. Our current liabilities are $57,500, consisting of accounts payable of $7,500 and a deposit related to an acquisition of $50,000. During the year ended September 30, 2005, we issued 5,000,000 shares of restricted common stock in satisfaction of a short term cash loan of $50,000 and 850,000 shares of restricted common stock for services rendered to us by our director and by a financial consultant valued at $8,500. We have no long-term debt. Total stockholders' equity as of September 30, 2005 is $10,534.

      We have no current commitments under operating or capital leases and have not entered into any contracts for financial derivative instruments such as futures, swaps and options.

      The following is a summary of the Company's cash flows from operating, investing, and financing activities:

                                                Year Ended         Year Ended
                                            September 30, 2005  September 30, 2004
                                            ------------------  ------------------
      Cash Flows from Operating Activities  $          (96,757) $          (85,119)

      Cash Flows from Investing Activities                  --            (101,090)

      Cash Flows from Financing Activities             155,000             196,000

      Net Change in Cash                    $           58,243  $            9,791

      Management considers it possible that additional funds may need to be raised, either through loans or via private placements of common stock, to sustain our liquidity in the near term.

Going Concern

      We have sustained recurring operating losses, currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

      Deferred Taxes

      We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews our deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Management has recorded a valuation allowance to reduce deferred tax assets including those associated with net operating losses. The assessment realization of deferred tax provisions is dependent upon future taxable income, and based on historical evidence, it is more likely than not that such provision will not be utilized. Further, in the case of an acquisition of a new business by us, the ability of the post-acquisition business to utilize our net operating losses may be significantly impaired or eliminated. As of September 30, 2005, we have established a valuation allowance equal to the net deferred tax asset, since management is unable to determine that we will generate sufficient future taxable income to allows us to realize the deferred tax asset.

ITEM 7.  FINANCIAL STATEMENTS

      The following financial statements required by this item are filed herewith following the signature page to this report:

                                                                            PAGE
      Report of Independent  Registered  Public  Accounting Firm             F-1
      Consolidated Balance  Sheet - As of September  30, 2005                F-2
      Consolidated Statements of Operations - For the years ended
         September 30, 2005 and 2004                                         F-3
      Consolidated Statements of Stockholders' Equity - For the
         years ended September 30, 2005 and 2004                             F-4
      Consolidated Statements of Cash Flows - For the years ended
         September 30, 2005 and 2004                                         F-5
      Notes to Financial Statements                                       F-6-15


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements with Shelley International, CPA, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Shelley International's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

ITEM 8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      In connection with the closing of the Purchase Agreement discussed above, on February 4, 2005, David L. Hadley resigned as our Chairman, CEO and President, Karen A. Hadley resigned as our Secretary and a director, and Syed M. Huq resigned as our Treasurer and a director.

      Kevin R. Keating was appointed as our President, Treasurer and Secretary and a director effective February 4, 2005. On October 7, 2005, Mr. Keating appointed Luca Toscani to the board, and Mr. Toscani accepted such appointment.

      The following table sets forth the names, positions and ages of our executive officers and directors. All of our directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

            NAME         AGE                 POSITION
      -----------------  ----  --------------------------------------------
      Kevin R. Keating   65    President, Treasurer, Secretary and Director
      Luca Toscani       35    Director

      Mr. Keating, a Director, and the President, Secretary and Treasurer of the Company, is an investment executive and for the past nine years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation. Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Company in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors. Mr. Keating is also the manager and sole member of Vero Management, LLC, which has a management agreement with the Company.

      Luca Toscani, a Director of the Company, is a partner in Keating Investments, LLC, and has been with Keating Securities, LLC, an NASD member firm, for five years. He is a Registered Representative having successfully completed his Series 7 and 66 examinations. Mr. Toscani was formerly hedge fund manager with Medici Capital Management, London. He began his career as an arbitrage trader at Bear Stearns International Ltd. (London) after graduating in 1995 summa cum laude from the Venice University, Italy with a degree in Economics and Business. Mr. Toscani spent one year each of scholarship at Warwick University and University College, both in the United Kingdom.

Audit Committee and Audit Committee Financial Expert

      Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

      o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

      o Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

      o     Compliance with applicable governmental laws, rules and regulations;

      o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

      o     Accountability for adherence to the code.

      Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

Board Meetings; Nominating and Compensation Committees

      Our directors and officers will not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. We have no employment contracts currently in place. Directors may be paid their expenses, if any, of attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated fixed compensation as director. No such payment shall preclude any director from serving us in any other capacity and receiving compensation therefor. No compensation has been paid to our directors for attendance at any meetings during the last fiscal year.

      The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee. The Company does not currently have a compensation committee. Our Board of Directors is currently comprised of only two members, Kevin R. Keating, who is also our sole officer acting as President, Secretary and Treasurer, and Luca Toscani. We have no employees, and any compensation for our directors and officers must be approved by our Board of Directors.

      The Company neither has a nominating committee for persons to be proposed as directors for election to the Board of Directors nor a formal method of communicating nominees from shareholders. The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Florida law and the federal proxy rules. Currently, the entire Board of Directors decides on nominees, on the recommendation of one or more members of the Board of Directors. None of the members of the Board of Directors are "independent." The Board of Directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to any of the Board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, our Board of Directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

      Because the management and directors of the Company are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the Boards' attention by virtue of the co-extensive capacities served by Kevin R. Keating.

Conflicts of Interest

      Certain conflicts of interest existed at September 30, 2005 and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

      Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interests between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Our management will try to resolve conflicts to the best advantage of all concerned, but there may be times when an acquisition opportunity is given to another entity to the disadvantage of our stockholders and for which there will be no recourse.

      As a result of the change of control of the Company and its plan of operations to pursue a business combination with an operating company, it is also expected that we will engage Keating Securities, LLC, an affiliate of Keating Investments, LLC, the managing member of KRM Fund, our controlling stockholder, to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee. Kevin R. Keating, our sole officer and director, is the father of Timothy J. Keating, the Managing Member of KRM Fund. Kevin R. Keating has no ownership interest in KRM Fund and exercises no control over KRM Fund. Timothy J. Keating is the majority member of Keating Investments, LLC, the managing member of KRM Fund. Luca Toscani is a minority member of Keating Investments, LLC, the managing member of KRM Fund.

Section 16(a) Beneficial Ownership Reporting

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that directors, executive officers and persons who own more than 10% of the outstanding common stock of certain reporting companies file initial reports of ownership and reports of changes in ownership in such common stock with the Securities and Exchange Commission ("SEC"). Officers, directors and stockholders who own more than 10% of the outstanding common stock of certain reporting companies are required by the SEC to furnish such companies with copies of all
Section  16(a)  reports  they file.  The Company is not  required to comply with
Section 16(a). Accordingly, stock ownership information contained in this report is based on what is known to the Company.

ITEM 10. EXECUTIVE COMPENSATION

The following Executive Compensation Chart highlights the compensation for our executive officers. No other executive officers received salary and bonus in excess of $100,000 for the prior three fiscal years.

                                                                               Long Term Compensation
                                                                        --------------------------------------
                                         Annual Compensation                     Awards             Payouts
                               ---------------------------------------- -------------------------- -----------
                                                            Other        Restricted    Securities
      Name and                                              Annual          Stock      Underlying      LTIP         All Other
      Principal                               Bonus      Compensation     Award(s)      Options      Payouts       Compensation
      Position          Year   Salary ($)      ($)           ($)             ($)      SARs (#)(2)      ($)             ($)
---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------
Kevin R. Keating        2005       $0          $0            $0             N/A          N/A          N/A           $5,000
(Pres., Secr., and
Treas.) (1)
---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------
David L. Hadley         2005     $16,848       $0            $0             N/A          N/A          N/A            N/A
(former CEO and
Pres.) (2)              2004     $60,000       $0            $0             N/A          N/A          N/A          $20,500

                        2003     $60,000       $0            $0             N/A          N/A          N/A          $20,500
---------------------- ------- ------------ --------- ----------------- ------------ ------------- ----------- -----------------

----------
(1) On June 28, 2005, the Company issued Mr. Keating 500,000 shares of its common stock in consideration for services rendered by him, valued at $5,000.
(2) Mr. Hadley served as our Chairman of the Board, Chief Executive Officer and President until February 4, 2005. Mr. Hadley has no stock options to purchase shares of common stock and was paid no compensation for his services as Chief Executive Officer and President of the Company. As Chief Executive Officer and President of our wholly-owned subsidiary, Global Medical Technologies, Inc., Mr. Hadley has been paid an annual salary of $60,000 together with an annual bonus as set forth above in connection with his services to Global Medical Technologies, Inc. On December 15, 2004, the Company issued Mr. Hadley 2,470,000 restricted common shares in exchange for $125,000 accumulated unpaid salary from previous years.

      There was no other compensation paid to Kevin R. Keating during 2005 in his capacity as an officer or director of the Company. There were no option grants to Kevin R. Keating during the fiscal year ended September 30, 2005, and no options were exercised by Kevin R. Keating during the fiscal year ended September 30, 2005.

      We did not pay any compensation to any director in the year ended September 30, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      We have set forth in the following table certain information regarding our common stock beneficially owned on September 30, 2005 for (i) each shareholder we know to be the beneficial owner of 5% or more of our outstanding common stock, (ii) each of our executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of our knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control of the Company, except as otherwise discussed above with respect to the Exchange. At September 30, 2005, 13,775,021 shares of our common stock were outstanding.

------------------------------------------ ------------------------------------ --------------------------------------
                  Name                     Number of Shares Beneficially Owned            Percent of Shares
------------------------------------------ ------------------------------------ --------------------------------------
Kevin R. Keating                                       500,000 (1)                              3.6%
936A Beachland Boulevard, Suite 13
Vero Beach, Florida 32963
------------------------------------------ ------------------------------------ --------------------------------------
Luca Toscani                                              0 (2)                                  0%
5251 DTC Parkway, Suite 1090
Greenwood Village, CO 8011
------------------------------------------ ------------------------------------ --------------------------------------
Keating Reverse Merger Fund, LLC                     10,625,287 (2)                             77.1%
c/o Timothy J. Keating
5251 DTC Parkway, Suite 1090
Greenwood Village, Colorado 80111
------------------------------------------ ------------------------------------ --------------------------------------
All  Executive  Officers and Directors as                500,000                                3.6%
a group
------------------------------------------ ------------------------------------ --------------------------------------

----------
(1) Kevin R. Keating is not affiliated with and has no equity interest in Keating Reverse Merger Fund, LLC ("KRM Fund") and disclaims any beneficial interest in the shares of the Company's Common Stock owned by KRM Fund.
(2) KRM Fund is not owned by or affiliated with Kevin R. Keating and disclaims any beneficial interest in the shares of the Company's Common Stock owned by Kevin R. Keating. Timothy J. Keating is the majority member of Keating Investments, LLC, the managing member of KRM Fund, and in such capacity, exercises voting and investment control over the shares of the Company's common stock owned by KRM Fund. Luca Toscani is a minority member of Keating Investments, LLC, the managing member of KRM Fund, and does not have voting or investment control over the shares of the Company's common stock owned by KRM Fund.

ITEM 12. CERTAIN  RELATIONSHIPS  AND  RELATED TRANSACTIONS

      On February 16, 2004, the Company entered into a contract with Vero for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered.

      Kevin R. Keating is the father of the majority member of Keating Investments, LLC. Luca Toscani is a minority member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority stockholder of the Company. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KRM Fund or Keating Securities, LLC and disclaims any beneficial interest in the shares of the Company's Common Stock owned by KRM Fund. Similarly, Keating Investments, LLC, KRM Fund and Keating Securities, LLC disclaim any beneficial interest in the shares of the Company's Common Stock currently owned by Kevin R. Keating.

      The Company has engaged Keating Securities, LLC to act as a financial advisor in connection with the reverse merger transaction for which it may earn a cash and/or equity fee.

      Other than the above transactions or otherwise set forth in this report we have not entered into any material transactions with any director, executive officer, and nominee for director, beneficial owner of five percent or more of our common stock, or family members of such persons. Also, we have not had any transactions with any promoter. We are not a subsidiary of any company.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            The following exhibits are included as part of this report:

            Exhibit
            Number      Title of Document
            -------     --------------------------------------------------------

            31          Certification   pursuant   to   Section   302   of   the
                        Sarbanes-Oxley Act of 2002

            32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

      On September 19, 2005, in its Current Report on Form 8-K dated September 16, 2005, the Company reported the execution of a letter of intent to acquire Versatile and Bella Rose.

      On October 7, 2005, in its Current Report on Form 8-K dated October 7 2005, the Company reported the appointment of Luca Toscani as a director of the Company.

      On November 1, 2005, in its Current Report on Form 8-K dated October 28, 2005, the Company reported the execution of a definitive exchange agreement to acquire Versatile and Bella Rose.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   AUDIT FEES

      The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $36,250 for the fiscal year ended September 30, 2004 and $12,000 for the fiscal year ended September 30, 2005.

(2)   AUDIT-RELATED FEES

      There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements.

(3)   TAX FEES

      There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4)   ALL OTHER FEES

      There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

RE-APPROVAL POLICIES AND PROCEDURES

      Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company's the board of directors acting as the audit committee.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CENTURY PACIFIC FINANCIAL CORPORATION



Date: November 3, 2005                   By: /s/ Kevin R. Keating
                                           -------------------------------------
                                           Kevin R. Keating
                                           President and Chief Executive Officer

      In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on November 3, 2005.

Signatures                             Title
---------------------------            -----------------------------------------

/s/ Kevin R. Keating                   President (Principal Executive Officer),
---------------------------            Treasurer, Secretary (Principal Financial
                                       and Accounting Officer) and Director

/s/ Luca Toscani                       Director
---------------------------

                      CENTURY PACIFIC FINANCIAL CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED SEPTEMBER 30, 2005

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
Report of Independent Registered Public Accounting Firm......................F-1
Consolidated Balance Sheet - As of September 30, 2005........................F-2
Consolidated Statements of Operations - For the Years Ended
     September 30, 2005 and 2004.............................................F-3
Consolidated Statement of Changes in Stockholders' Equity -
     For the Years Ended September 30, 2005 and 2004.........................F-4
Consolidated Statements of Cash Flows - For the Years Ended
     September 30, 2005 and 2004.............................................F-5
Notes to Consolidated Financial Statements...................................F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors/Audit Committee
Century Pacific Financial Corporation.

We have audited the accompanying balance sheets of Century Pacific Financial Corporation, a Delaware corporation, as of September 30, 2005 and the related statement of operations, stockholders' equity, and cash flows for each of the years ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Century Pacific Financial Corporation as of September 30, 2005 and the results of its operations and cash flows for the years ended September 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has sustained a loss in the year ended September 30, 2005. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


/s/ Shelley International, CPA

Mesa, Arizona
October 28, 2005

                      CENTURY PACIFIC FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2005


ASSETS

Current Assets
     Cash                                                           $    68,034
                                                                    -----------
     Total Current Assets                                                68,034
                                                                    -----------
         Total Assets                                               $    68,034
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                               $     7,500
     Deposit liability                                                   50,000
                                                                    -----------
     Total Current Liabilities                                           57,500
                                                                    -----------

Stockholders' Equity
     Preferred Stock, authorized 10,000,000 shares,
         par value $0.001, no shares outstanding                             --
     Common Stock, authorized 150,000,000 shares,
         par value $0.001, 13,775,021 shares issued
         and outstanding                                                 13,775
     Additional paid in capital                                       4,676,720
     Accumulated deficit                                             (4,679,961)
                                                                    -----------
     Total Stockholders' Equity                                          10,534
                                                                    -----------
     Total Liabilities and Stockholders' Equity                     $    68,034
                                                                    ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE FISCAL YEARS ENDING SEPTEMBER 30, 2005 AND 2004


Fiscal Year Ended September 30,                        2005           2004
                                                   -----------    -----------
Revenue                                            $        --    $        --

Expenses
     General and administrative expense                 39,258             --
     Professional fees                                   8,708             --
                                                   -----------    -----------
Loss from continuing operations, before taxes          (47,966)            --

Provision for income taxes                                  --             --
                                                   -----------    -----------
Loss from continuing operations                        (47,966)            --

Discontinued Operations:
     Loss on disposal of discontinued
        operations, net of tax of $0 and $0           (962,482)            --
     Income (loss) from discontinued
        operations, net of tax of $764,604 and
        $15,197 respectively                          (900,743)        75,571
                                                   -----------    -----------
Net Income (Loss)                                  $(1,911,191)   $    75,571
                                                   ===========    ===========

Basic and Diluted Earnings (Loss) per Share
     From continuing operations                          (0.01)            --
     From disposal of discontinued operations            (0.10)            --
     From operations of discontinued business            (0.10)          0.02
                                                   -----------    -----------
     Basic and diluted earnings (loss) per share   $     (0.21)   $      0.02
                                                   ===========    ===========
Weighted average number of shares                    8,914,802      4,491,874
                                                   ===========    ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                CENTURY PACIFIC FINANCIAL CORPORATION
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                       FOR THE FISCAL YEARS ENDING SEPTEMBER 30, 2005 AND 2004


                                        Preferred Stock               Common Stock
                                  -------------------------    -------------------------     Paid in     Accumulated       Total
                                    Shares        Amount          Shares        Amount       Capital       Deficit        Equity
                                  ----------    -----------    -----------   -----------   -----------   -----------    -----------

BALANCE, SEPTEMBER 30, 2003               --             --      4,400,021   $     4,400   $ 4,409,345   $(2,844,341)   $ 1,569,404

Common stock issued for
     services, August 8, 2004                                       55,000            55         8,195                        8,250

Common stock issued for
     debt, August 30, 2004                                       1,000,000         1,000        84,000                       85,000

Net income for year                       --                                                                  75,571         75,571
                                  ----------    -----------    -----------   -----------   -----------   -----------    -----------
BALANCE, SEPTEMBER 30, 2004               --             --      5,455,021         5,455     4,501,540    (2,768,770)     1,738,225

Common stock issued for
     services, December 13, 2004                                 2,470,000         2,470       122,530                      125,000

Common stock issued for
    services, June 29, 2005                                        850,000           850         7,650                        8,500

Common stock issued for
     Cash, June 29, 2005                                         5,000,000         5,000        45,000                       50,000

Net income (loss) for year                                                                                (1,911,191)    (1,911,191)
                                  ----------    -----------    -----------   -----------   -----------   -----------    -----------
BALANCE, SEPTEMBER 30, 2005               --    $        --     13,775,021   $    13,775   $ 4,676,720   $(4,679,961)   $    10,534
                                  ==========    ===========    ===========   ===========   ===========   ===========    ===========


                     ON JUNE 28, 2005 THE COMPANY CHANGED ITS PAR VALUE FOR COMMON STOCK FROM $0.04 PER SHARE TO
                        $0.001 PER SHARE. THIS CHANGE HAS BEEN RETROACTIVELY APPLIED TO THE ABOVE SCHEDULE.


                              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                            CENTURY PACIFIC FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDING SEPTEMBER 30, 2005 AND 2004


                                                                       2005           2004
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(1,911,191)   $    75,571
  Adjustments to net income
     Common stock issued for services                                    8,500             --
     Loss on disposal of discontinued operations                       962,482             --
  Changes in assets and liabilities
     Change in deferred tax asset                                      764,604             --
     Accounts payable                                                    7,500             --
     Deposit liability                                                  50,000             --
     Change in assets and liabilities of discontinued operations        21,348       (160,690)
                                                                   -----------    -----------
Net cash flows from operating activities                               (96,757)       (85,119)

CASH FLOWS FROM INVESTING ACTIVITIES
     Cash flow of discontinued operations                                   --       (101,090)
                                                                   -----------    -----------
Net cash flows from investing activities                                    --       (101,090)
CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock for cash                                  50,000             --
     Cash flow of discontinued operations                              105,000        196,000
                                                                   -----------    -----------
Net cash flows from financing activities                               155,000        196,000
                                                                   -----------    -----------
Net increase in cash                                                    58,243          9,791
                                                                   -----------    -----------
Cash, beginning of the year                                              9,791             --

Cash, end of the year                                              $    68,034    $     9,791
                                                                   ===========    ===========


          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      CENTURY PACIFIC FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1 - GENERAL BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS
Century Pacific Financial Corporation (the "Company") was organized as a Delaware corporation on December 29, 1982. Prior to the Distribution discussed in Footnotes 2 and 3, the Company had three wholly owned subsidiaries, Global Medical Technologies, Inc., an Arizona corporation ("Global") which was operating, and Century Pacific Financial Corp. and Century Pacific Investment Management Corporation both of which were inactive and without assets or debts. Global was formed on April 4, 1999 to buy and sell refurbished medical equipment and that has been the Company's principal business since that time. Following the distribution, the Company's plan of operation is to seek a target company with which to merge or to complete a business combination.

USE OF ESTIMATES
The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

EARNINGS (LOSS) PER SHARE
The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by diluted weighted average number of common shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

DISPOSED OPERATIONS
The Company has adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 modifies previous disclosures and requires additional disclosures for discontinued operations and the assets associated with discontinued operations. On February 4, 2005, the Company disposed of its existing medical equipment business, Global, as described in footnote 3. On February 4, 2005, the Company underwent a change in control and became a non-operating entity. Operations of the Company, prior to the change in control are excluded from continuing operations.

STOCK COMPENSATION FOR SERVICES RENDERED
The Company may issue shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and will be charged to operations.

                      CENTURY PACIFIC FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 1 - GENERAL BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments consist primarily of cash, and obligations under accounts payable. The carrying amount of cash and accounts payable approximates fair value because of the short maturity of those instruments.

STATEMENT OF CASH FLOWS
For purposes of the Statement of Cash Flows the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Statement   No.   150Accounting   for   Certain   Financial   Instruments   with
Characteristics of both Liabilities and Equity (Issued 5/03)

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

                      CENTURY PACIFIC FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004


NOTE 1 - GENERAL BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Statement No. 123R Accounting for Stock-Based Compensation

In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in Exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period. The Company is evaluating the impact of this new pronouncement and does not expect the effect of implementation will have a significant impact on the Company's financial statements.

                      CENTURY PACIFIC FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 2 - SPINOFF AND CHANGE IN CONTROL

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

NOTE 3 - DISCONTINUED OPERATIONS

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

                      CENTURY PACIFIC FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 3 - DISCONTINUED OPERATIONS (CONTINUED)

The following is a summary of the assets and liabilities of Global, which are included in the gain (loss) on disposal of assets and liabilities from the discontinued operations at the distribution date:

Assets transferred:

      Receivables, net                                             $   359,900
      Used Equipment Inventory                                         315,825
      Investment in Client Files                                       500,000
      Other Investments                                                121,006
      Furniture and Equipment, net                                      75,016
      Deposits                                                           7,800
                                                                   -----------
      Net assets transferred                                        $1,379,547
                                                                   -----------

Liabilities assumed:

      Bank Overdraft                                               $    40,496
      Accounts Payable                                                  75,569
      Notes payable - shareholder                                       20,000
      Notes payable - third parties                                     50,000
      Subsidiary preferred stock obligation                            231,000
                                                                   -----------
      Total liabilities assumed                                        417,065
                                                                   -----------
      Net gain (loss) on disposal of discontinued operations       $  (962,482)
                                                                   ===========

Since prior to the Distribution, the operations consisted entirely of the medical equipment business of Global, all operating income and losses of the Company through the date of distribution have been classified in the Statement of Operations as income and losses from discontinued operations.

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

                      CENTURY PACIFIC FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004


NOTE 4 - STOCKHOLDERS' EQUITY

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

                      CENTURY PACIFIC FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 5 - GOING CONCERN

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

NOTE 6 - INCOME TAXES

The Company provides for income taxes under the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability in accounting for income taxes. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Management regularly reviews the Company's deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Since the Company no longer has an operating business after the disposal of its medical equipment business, the management has recorded a valuation allowance to reduce deferred tax assets including those associated with net operating losses. The components of the deferred tax asset at September 30, 2005 are as follows:

         Tax effect of net operating losses                        $   819,655
         Valuation allowance                                          (819,655)
                                                                   -----------
         Net  deferred tax asset                                   $        --
                                                                   ===========

The estimated federal net operating loss carry-forwards for the Company and the corresponding expiration dates, as of September 30, 2005, are listed below:

         Amount available from year          Year of Expiration
         --------------------------          ------------------
         1991          $    424,189                 2006
         1992             1,205,511                 2007
         1993               626,560                 2008
         1994                80,024                 2009
         1995                20,249                 2010
         1996                 1,593                 2011
         1998                   387                 2018
         2003               300,225                 2023
         2005               184,105                 2025
                       ------------
                       $  2,842,843
                       ============

                      CENTURY PACIFIC FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004

NOTE 6 - INCOME TAXES (CONTINUED)

Of the total $2,842,843 in federal net operating losses, $2,794,877 has been limited under the change in control provisions of section 382 of the Internal Revenue Code.

NOTE 7 - NOTES PAYABLE

On February 16, 2005, the Company received a non-interest bearing, unsecured demand loan in the amount of $50,000 to provide working capital for operating expenses. The loan was payable upon demand by KRM Fund. On June 29, 2005, the loan balance was converted into 5,000,000 shares of restricted common stock.

NOTE 8 - RELATED PARTY TRANSACTIONS

The sole officer and director of the Company, Kevin R. Keating, is the father of the managing member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, which is the majority shareholder of the Company. KRM Fund owns approximately 77% of the outstanding shares of the Company's common stock as of September 30, 2005. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC or KRM Fund and disclaims any beneficial interest in the shares of the Company's stock owned by KRM Fund.

On February 16, 2005, the Company entered into a contract with Vero Management, L.L.C. ("Vero") for managerial and administrative services. Vero has not been engaged to provide, and Vero does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating, the sole director of the Company, is the manager of Vero. The term of the contract is for one year. In consideration of the services provided, Vero will be paid $1,000 for each month in which services are rendered. For the fiscal year ended September 30, 2005, $8,000 is included in general and administrative expense pursuant to this agreement, $8,000 has been paid, and $0 remains in accounts payable at September 30, 2005.

                      CENTURY PACIFIC FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004


NOTE 9 - LETTER OF INTENT

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

On September 16, 2005, the Company entered into a Letter of Intent to acquire Versatile Entertainment, Inc., a California corporation ("Versatile") and Bella Rose, LLC, a California limited liability company ("Bella Rose").

Under the transactions contemplated under the Letter of Intent, the Company will acquire all of the outstanding capital stock of Versatile and all of the membership interests of Bella Rose. In the exchange, the Company will issue shares of its convertible preferred stock ("Preferred Shares") to the stockholders of Versatile and the members of Bella Rose (together, the "Existing Holders"). The closing of the exchange transaction is subject to the ability of Versatile and Bella Rose to obtain additional financing from investors.

Immediately after giving effect to the acquisition and the additional financing, the Existing Holders and the investors participating in the financing will own in the aggregate 95.3% of the Company's issued and outstanding shares of common stock on a fully diluted and as-converted basis. At the close of the transaction, it is contemplated that the Existing Holders will designate a new board of directors. The current stockholders of the Company are expected to own 4.7% of the issued and outstanding common stock after completion of the exchange transaction and financing on a fully diluted and as-converted basis. The completion of the acquisition is subject to certain conditions to closing, including but not limited to, the negotiation and execution of a definitive acquisition agreement, the delivery of audited financial statements of Versatile and Bella Rose prepared in accordance with generally accepted accounting principles in the United States of America, and required board, stockholder and member approvals.

                      CENTURY PACIFIC FINANCIAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2005 AND 2004


NOTE 9 - LETTER OF INTENT (CONTINUED)

The acquisition agreement will provide that the Company take the following corporate actions ("Actions") promptly following the closing of the exchange transaction: (a) change the Company's name to a name selected by the Existing Holders; and (b) a reverse stock split of the Company's common stock, on such terms as mutually agreed to by the parties, to permit the Company to issue the additional shares of its common stock upon the conversion of the Preferred Shares and to allow the Company to have additional shares of authorized and unissued common stock for other corporate purposes. The Preferred Shares will automatically convert without further action of the holder thereof into shares of the Company's common stock upon stockholder approval of the Actions. As a condition of closing of the exchange transaction, Keating Reverse Merger Fund, LLC and the Existing Holders will enter into a voting agreement under which each of them agree to vote their shares of capital stock of the Company in favor of the Actions following the Closing.

Subject to the satisfaction of the above conditions and other customary conditions, the acquisition is presently expected to close in the fourth quarter of 2005. However, there can be no assurances that the acquisition will be completed. In connection with this letter of intent, the Company received a deposit of $50,000 to be applied to acquisition related expenses, which is shown as a current liability in the accompanying financial statements.

                                  EXHIBIT INDEX

------- ------------------------------------------------------------------------
Exhibit
Number  Description of Exhibit
------- ------------------------------------------------------------------------
31      Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
------- ------------------------------------------------------------------------
32 Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.
------- ------------------------------------------------------------------------