Form 10KSB
period 2005-12-31
PEOPLES LIBERATION INC
filed 2006-03-07
CIK 791770

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to ______________.

                         Commission file number 0-16075

                            PEOPLE'S LIBERATION, INC.

        (Exact Name of Small Business Issuer as Specified in its Charter)

          DELAWARE                                              86-0449546
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                          150 WEST JEFFERSON BOULEVARD
                              LOS ANGELES, CA 90007
                    (Address of Principal Executive Offices)

                                 (213) 745-2123
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


         Issuer's Revenues for the fiscal year ended December 31, 2005 were $5,803,067.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of February 21, 2006, was $29,513,002.

         As of February 28, 2006, the issuer had 34,370,100 shares of common stock, par value $.001 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

         Transitional  Small Business  Disclosure Format (check one):    Yes [_]
No [X]

================================================================================

                            PEOPLE'S LIBERATION, INC.
                              INDEX TO FORM 10-KSB

PART I                                                                      PAGE

Item 1.   Description of Business.........................................    3

Item 2.   Description of Property.........................................    6

Item 3.   Legal Proceedings...............................................    7

Item 4.   Submission of Matters to a Vote of Security Holders.............    7


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters........    7

Item 6.   Management's Discussion and Analysis or Plan of Operation.......    8

Item 7.   Financial Statements

          Index to Consolidated Financial Statements......................   23

          Report of Independent Registered Public Accounting Firm.........   24

          Consolidated Balance Sheet......................................   25

          Consolidated Statements of Operations...........................   26

          Consolidated Statements of Cash Flows...........................   27

          Consolidated Statement of Changes in Stockholders' Equity.......   28

          Notes to Consolidated Financial Statements......................   29

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures.......................................   44

Item 8A.  Controls and Procedures.........................................   44

Item 8B   Other Information...............................................   44


PART III

Item 9.   Directors and Executive Officers................................   45

Item 10.  Executive Compensation..........................................   47

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.................................   49

Item 12.  Certain Relationships and Related Transactions..................   51

Item 13.  Exhibits........................................................   54

Item 14.  Principal Accountant Fees and Services..........................   56



         Except as otherwise indicated, information in this Annual Report on Form 10-KSB reflects the conversion of the Series A preferred stock into common stock and a 1-for-9.25 reverse stock split of our common stock which took effect at 4:30pm Eastern Standard Time on January 5, 2006.

                                     PART I

         This report, including the sections entitled "Cautionary Statements and Risk Factors," "Management's Discussion and Analysis or Plan of Operation" and "Description of Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

         Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

         o our failure to implement our business plan within the time period we originally planned to accomplish;

         o the risks of expanding the number of products we offer, as well as the number of brands we market and distribute;

         o our ability to locate manufacturers who can timely manufacture our products;

         o our ability to enter into distribution agreements both in the United States and internationally;

         o the demand for high-end jeans and other casual apparel in the United States and internationally;

         o        industry competition;

         o        general economic conditions; and

         o        other  factors   discussed  under  the  headings   "Cautionary
                  Statements and Risk Factors," "Management's Discussion and Analysis or Plan of Operation" and "Description of Business."

         Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE OVERVIEW

         We design, market and sell high-end casual apparel under the brand names "People's Liberation" and "William Rast." The majority of the merchandise we offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, we distribute our merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Neiman Marcus, Kitson, Atrium, Fred Segal, and Intermix. Internationally, in select countries, we sell our products directly and through distributors to better department stores and boutiques, such as Mitsukoshi, TNT and Sears (Mexico City). We are headquartered in Los Angeles, California.

         We commenced our People's Liberation business in July 2004 and our William Rast clothing line in May 2005. Our People's Liberation clothing line was developed internally by our Chief Executive Officer and President, Daniel Guez. Under an apparel brand agreement with an entity owned in part by Justin Timberlake, we have the exclusive rights to manufacture clothing and accessories under the William Rast tradename. Mr. Timberlake's entity will receive the greater of 50% of the net profits of the William Rast apparel line or an amount of profit equal to 6% of net sales of William Rast apparel, with us to receive the remaining profits. Under the terms of the agreement, we will manage the joint venture, and are responsible for funding the costs of the venture.

APPAREL INDUSTRY BACKGROUND

         We operate our business in the premium contemporary segment of the apparel industry. Currently, our competitors include companies and brands such as True Religion, Seven For All Mankind, Citizens of Humanity, Juicy Couture, James Perse, Hard Tail, and Joe's Jeans. We compete in our ability to create innovative concepts and designs with the brands that we own, market, and sell. We anticipate that the premium contemporary segment of the apparel industry will become increasingly competitive because of the consumer demand for apparel in this segment, as well as the high retail prices consumers are willing to spend for such goods.

CUSTOMERS

         We market our products to better department stores and boutiques that cater to fashion forward clientele. Our products are sold to a limited number of better department stores and boutiques to maintain our premium brand status. In the United States, our products were initially sold in a limited number of Bloomingdales and Nordstrom store locations. We recently received commitments for our apparel to be sold in all Bloomingdales and Nordstrom store locations across the United States. We plan to continue to develop our existing relationships with our customers, and expand our domestic sales and distribution to better department stores as the visibility of our brands increase in the marketplace. Currently, in addition to Nordstrom and Bloomingdales, we sell to Kitson, Atrium, Fred Segal, and Intermix as well as hundreds of other boutiques and specialty retailers. Our largest international customers are distributors who sell our products to better department stores and boutiques in their respective regions. We intend to expand our international distribution into additional territories and increase our brand penetration in the countries in which our apparel is currently being sold.

OUR PRODUCTS

         Our principal products are high-end fashion denim, knits, wovens and casual wear that are designed, manufactured, marketed, and distributed under the "People's Liberation" and "William Rast" labels. Our People's Liberation brand primarily includes denim and knits for women, and our William Rast brand is a collection of denim, knits, wovens, outerwear and accessories for both men and women. As a result of the fit, quality, styles and successful marketing and branding of our products, we believe that our products will continue to demand premium prices in the marketplace.

         Our denim is made from high quality fabrics milled in the United States and processed with various treatments, washes and finishes, including light, medium, dark, and destroyed washes, some of which include studs, stones, and embroidered pockets as embellishments. We introduce new versions of our major styles each month in different colors, washes and finishes.

         Our knits and woven products consist of men's and women's tops and bottoms. We sell knit and woven products which consist of cotton, velour, terry loop, fleece and nylon fabrications. Similar to our denim products, we introduce new versions, bodies, styles, colors and graphics of our knit and woven products each month. We anticipate expanding our products and fabrications to include corduroy, velvet, and other fashion forward materials.

         Mr. Guez, along with a team of designers, is responsible for the design and development of our product lines. We do not currently have in place a formal research and development effort. Mr. Guez and the team of designers, together with our outside sales contractors, shop stores, travel and speak to market and trend setters to help generate new product ideas.

SALES AND DISTRIBUTION

     US SALES AND DISTRIBUTION

         In the United States, we use the services of a sales agent to market our products and provide substantially all of our customer relationship and sales functions. Additionally, our sales agent operates showrooms in Los Angeles and New York for our products and has a staff dedicated to our product lines. For its services, we pay the sales agent a commission on all sales generated through its efforts, including a minimum monthly advance on these commissions. While our sales agent assists in facilitating sales, we ship products to and invoice our United States customers directly from our facilities in Los Angeles, California. Our agreement with the sales agent became effective on January 5, 2006 and expires on December 31, 2007. Currently, our products are sold in the United States to department stores and boutiques. While we do not depend on any individual department store to sell our products, for the year ended December 31, 2005, approximately 16.4% and 15.3% of our sales were to two customers. During the year ended December 31, 2004, approximately 18.7% of our sales were to one customer.

     INTERNATIONAL SALES AND DISTRIBUTION

         Internationally, we sell our products in Mexico, Canada, the United Kingdom, and Japan. With the exception of Japan and Canada, we currently have no exclusive or long term distribution agreements for any other international territories. We intend to substantially increase the countries in which our products are sold by contracting with distributors on a territory by territory basis. We ship products to and invoice our international distributors, who are responsible for warehousing and reselling our products to their customers.

         In Japan, we are party to a distribution agreement which became effective on August 23, 2005, and is scheduled to expire on December 31, 2007. Pursuant to the agreement, our Japanese distributor will market, promote and sell People's Liberation brand products in Japan on an exclusive basis. In exchange, the distributor guarantees to us that by the end of the 2006 and 2007 calendar years, it shall have delivered purchase orders to us with a total purchase order value of no less than $500,000 per year.

         In Canada, we are party to a distribution agreement which became effective on February 15, 2006, and is scheduled to expire on February 14, 2008. Pursuant to the agreement, our Canadian distributor will market, promote and sell People's Liberation brand products in Canada on an exclusive basis. In exchange, the distributor guarantees to us that by March 31, 2007 and 2008, the end of the respective contract years, it shall have delivered purchase orders to us with a total purchase order value of no less than $1,200,000 and $1,700,000 per respective contract year.

BRAND DEVELOPMENT

         The People's Liberation and William Rast brands already have consumer recognition in the high-end fashion denim, knits and casual wear markets. We plan to continue building and expanding this recognition by target marketing our lines to fashion conscious consumers who want to wear and be seen in the latest, trendiest jeans and related apparel. To facilitate this objective, we plan to continue to limit distribution to exclusive boutiques and specialty stores. We also plan to use celebrities as a marketing catalyst to continue to bring attention and credibility to our brands. Currently, we leverage the popular public image of Mr. Timberlake in the promotion of our William Rast apparel line.

         We currently market our products under the People's Liberation and William Rast brands and plan to expand our brand portfolio by acquiring or licensing existing apparel brands or internally developing new brands. We anticipate that our internal growth will be driven by (1) expansion of our product lines by introducing new styles and complimentary products and accessories, and (2) expansion of our wholesale distribution, both domestically and internationally through high-end retailers. Our goal is to employ a multi-brand strategy which diversifies the fashion and other risks associated with reliance on any single brand.

MANUFACTURING AND SUPPLY

         To maintain low fixed costs and to reduce the time between order and delivery, we use third party contract manufacturers to produce our finished goods from facilities located primarily in Los Angeles, California. For some products, we purchase fabric and trim from suppliers who deliver these components directly to our contract manufacturers to be cut, sewn, washed and finished. For other products, our contract manufacturers purchase all components necessary to deliver finished products to us. We believe we can realize significant cost savings in product manufacturing because of our strong relationships with a diverse group of U.S. and international manufacturers established by our management team. In addition, the increase in production volume as a result of our multi-brand strategy will give us greater purchasing power. As our sales increase, we intend to expand the number of contract manufacturers we use, both domestically and internationally, to perform some or all of the manufacturing processes required to produce finished products. We do not rely on any one manufacturer and manufacturing capacity is readily available to meet our current and planned needs. Currently, we outsource the majority of our denim production to E & C Fashion Inc. doing business as Atomic Denim and Pride Jeans, Inc. and the majority of our knitwear production to Impact Manufacturing Inc.

         We purchase our fabric, thread and other raw materials from various industry suppliers within the United States and abroad. We do not currently have any long-term agreements in place for the supply of fabric, thread or other raw materials. Fabric, thread and other raw materials are available from a large number of suppliers worldwide. Although we do not depend on any one supplier, for the year ended December 31, 2005, three suppliers provided for 84.4% of our total combined purchases for the year. For the year ended December 31, 2004, one supplier provided for 70.3% of our total combined purchases for the year.

COMPETITION

         Both the premium denim and knits industries are intensely competitive and fragmented, and will continue to become more competitive and fragmented as a result of the high margins that are achievable in the industries. Our competitors include other small companies like ours, as well as companies that are much larger, with superior economic, marketing, distribution, and manufacturing capabilities. Our competitors in the denim market include brands such as True Religion, Seven For All Mankind, Citizens of Humanity, Joe's Jeans, as well as other premium denim brands. In the knit market, we compete against Juicy Couture, Hard Tail, and other premium brands.

         We compete in our ability to create innovative concepts and designs, develop products with extraordinary fit, and produce high quality fabrics and finishes, treatments and embellishments. At a retail price point of $180 to $280 for denim jeans and $85 to $125 for knits and other apparel items, we believe that we offer competitively valued products.

TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         We have filed trademark applications for the following marks in the following territories:

        NAME OF MARK                          TERRITORY
        ------------                          ---------
        People's Liberation                   USA, European Community, Japan,
                                              Mexico, China, Hong Kong, Israel,
                                              Russia, Taiwan, Singapore, Turkey,
                                              Australia and Canada.
        William Rast                          USA, European Community, Japan,
                                              Mexico, China, Hong Kong, Israel,
                                              Russia Taiwan, Singapore, Turkey,
                                              Canada, Australia and the People's
                                              Republic of Korea.
        Dirty Wear                            USA
        DW                                    USA
        Adept                                 USA and Canada

          We plan to continue to expand our brand names and our proprietary trademarks and designs worldwide.

GOVERNMENT REGULATION AND SUPERVISION

         Our operations are subject to the effects of international treaties and regulations such as the North American Free Trade Agreement (NAFTA). We are also subject to the effects of international trade agreements and embargoes by entities such as the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business, by limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we might market and sell our products.

         Labeling and advertising of our products is subject to regulation by the Federal Trade Commission. We believe that we are in compliance with these regulations.

EMPLOYEES

         As of December 31, 2005, we had a total of twenty-six full time employees. Our full time employees consist of two officers, namely Daniel Guez, our Chief Executive Officer and President, and Darryn Barber, our Chief Financial Officer and Chief Operating Officer. Our warehouse and shipping department is comprised of four employees primarily responsible for picking, packing, shipping and receiving. Our production and design teams include twelve employees consisting of a production manager for knits and a production manager for denim as well as three sample sewers, a pattern maker, two technical designers and four product designers. Our production and design teams are responsible for the design, development, and preparation of sample products. Additionally, we have eight employees who handle marketing, customer service, accounting and administration. We also have four part time employees and two independent contractors. Our business strategy is to use independent sales agents and distributors to keep fixed overhead at a minimum.

ITEM 2.  DESCRIPTION OF PROPERTY

         We lease our principal executive office and warehouse space under a lease agreement commencing in October 2005 and expiring in December 2008. The facility is approximately 38,500 sq. ft, and is located in Los Angeles, California. It is from this facility that we conduct all of our executive and administrative functions, and ship People's Liberation and William Rast brand products to our customers. We also have showrooms in Los Angeles and New York City which were leased on a month-to-month basis through December 2005. Beginning January 2006, rental costs related to the two showrooms are incurred by our sales agent under our service agreement. We believe that the facilities we utilize are well maintained, in good operating condition, and adequate to meet our current and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in any legal proceedings that require disclosure in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On November 23, 2005, our Board of Directors, as well as holders representing approximately 66.9% of our then outstanding series A convertible preferred stock, holders representing approximately 77.1% of our then outstanding common stock, and holders representing approximately 67.3% of our then outstanding common stock and series A convertible preferred stock voting together as a single class took action by written consent to (i) change our corporate name to People's Liberation, Inc., (ii) adopt a 1-for-9.25 reverse stock split, and (iii) adopt our 2005 Stock Incentive Plan. On December 16, 2005, we delivered an Information Statement on Schedule 14C to our shareholders of record as of December 9, 2005. Each of these actions became effective on January 5, 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "PPLB" The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from sporadic quotations on the Over-the-Counter Bulletin Board, as well as the total number of shares of common stock traded during the periods indicated. The information has been adjusted to reflect a 1-for-9.25 reverse stock split of our common stock which took effect on January 5, 2006, after the periods presented. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                         HIGH              LOW            VOLUME
                                         ----              ---            ------
YEAR ENDED DECEMBER 31, 2004
     First Quarter.................      $4.53            $1.39            2,726
     Second Quarter................      $3.05            $1.39            2,082
     Third Quarter.................      $2.78            $1.39            4,922
     Fourth Quarter................      $4.72            $1.85            5,161

YEAR ENDED DECEMBER 31, 2005
     First Quarter.................      $3.24            $1.11           15,193
     Second Quarter................      $3.24            $1.11           89,271
     Third Quarter.................      $5.55            $1.39           59,791
     Fourth Quarter................      $5.55            $1.94           53,882

         On February 21, 2006, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $2.60 per share. As of February 21, 2006, there were approximately 475 record holders of our common stock. Our transfer agent is Stalt, Inc., Menlo Park, CA.

DIVIDENDS

         Since January 1, 2004, we have not paid or declared cash distributions or dividends on our common stock. We do not intend to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

         EXCHANGE TRANSACTION

         On November 22, 2005, we acquired all of the outstanding voting securities of Bella Rose, LLC, a California limited liability company and Versatile Entertainment, Inc., a California corporation, each of which became our wholly-owned subsidiaries. We issued to the Bella Rose members and the Versatile stockholders an aggregate of 2,460,106.34 shares of our series A convertible preferred stock, which subsequently converted into 26,595,751 shares of our common stock on a post reverse stock split basis. The issuance of our preferred stock to the members and stockholders was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. We made this determination based on the representations of the stockholders and members which included, in pertinent part, that such persons were "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that such persons were acquiring our preferred stock, and the shares of our common stock underlying the preferred stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof in violation of the Securities Act, and that each person understood that the preferred stock, and shares of our common stock underlying the preferred stock, may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

         CAPITAL RAISE

         Immediately following the acquisition of Versatile and Bella Rose, we received gross proceeds of approximately $7.8 million in a private placement transaction with institutional investors and other high net worth individuals. In exchange, we issued 578,125.58 shares of our series A convertible preferred stock, which subsequently converted into 6,250,000 shares of our common stock on a post reverse stock split basis. We also issued to the investors five-year warrants to purchase an aggregate of 2,500,000 shares of our common stock with an exercise price of $2.00 per share. After broker commissions and expenses and accounting, legal and other expenses, the Company received net proceeds of approximately $6.7 million in the capital raise. Sanders Morris Harris Inc. acted as placement agent in connection with the capital raise. For their services as placement agent, we issued to Sanders Morris Harris and its employees, Dean Oakey and Jonah Sulak, five-year warrants to purchase an aggregate of 625,000 shares of our common stock at an exercise price of $1.25 per share.

         The issuance of shares of preferred stock and warrants to the investors and Sanders Morris Harris Inc. and its employees in the capital raise was exempt from registration under the Securities Act pursuant to Section 4(2). We made this determination based on the representations of the investors and Sanders Morris Harris Inc. which included, in pertinent part, that such persons were
"accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that such persons were acquiring our preferred stock and warrants, and the shares of our common stock underlying the preferred stock and warrants, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof in violation of the Securities Act, and that each person understood that the preferred stock and warrants, and shares of our common stock underlying the preferred stock and warrants, may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read together with the Consolidated Financial Statements of People's Liberation, Inc. and the "Notes to Consolidated Financial Statements" included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People's Liberation, Inc. for the fiscal years ended December 31, 2005 and 2004. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operation are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

OVERVIEW

         We design, market and sell high-end casual apparel under the brand names "People's Liberation" and "William Rast." The majority of the merchandise we offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, we distribute our merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Neiman Marcus, Kitson, Atrium, Fred Segal, and Intermix. Internationally, in select countries, we sell our products directly and through distributors to better department stores and boutiques, such as Mitsukoshi, TNT and Sears (Mexico City). We are headquartered in Los Angeles, California.

         In the United States, we use the services of a sales agent to market our products and provide substantially all of our customer relationship and sales functions. Additionally, our sales agent operates showrooms in Los Angeles and New York for our products and has a staff dedicated to our product lines. For sales agent services, we pay a commission on all sales generated through the agent's efforts, including a minimum monthly advance on these commissions. While our sales agent assists in facilitating sales, we ship products to and invoice our United States customers directly from our facilities in Los Angeles, California.

         Internationally, we sell our products in Mexico, Canada, the United Kingdom, and Japan, primarily through distributors. With the exception of Japan and Canada, we currently have no exclusive or long term distribution agreements for any other international territories. We intend to substantially increase the countries in which our products are sold by contracting with distributors on a territory by territory basis. We ship products to and invoice our international distributors, who are responsible for warehousing and reselling our products to their customers.

         We use third party contract manufacturers to produce our finished goods from facilities located primarily in Los Angeles, California. For some products, we purchase fabric and trim from suppliers who deliver these components directly to our contract manufacturers to be cut, sewn, washed and finished. For other products, our contract manufacturers purchase all components necessary to deliver finished products to us. As our sales increase, we intend to expand the number of contract manufacturers we use, both domestically and internationally, to perform some or all of the manufacturing processes required to produce finished products.

         We operate exclusively in the premium contemporary segment of the apparel industry, which is characterized by lower volume sales of higher margin products. Our future success depends in part on the continued demand by consumers for high-end casual apparel, which in recent years has contributed to a proliferation of brands such as True Religion, Seven For All Mankind, Citizens of Humanity, Juicy Couture, James Perse, Hard Tail, and Joe's Jeans. We anticipate that the premium contemporary segment of the apparel industry will become increasingly competitive because of the consumer demand for apparel in this segment, as well as the high retail prices consumers are willing to spend for such goods. An increase in the number of brands competing in the premium contemporary segment of the apparel industry could result in reduced shelf space for our brands at better department stores and boutiques, our primary customers.

         Our historical operations prior to November 22, 2005 reflect only the operations of Versatile Entertainment, Inc., a California corporation, and Bella Rose, LLC, a California limited liability company. Prior to November 22, 2005, we existed as a "shell company" with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On November 22, 2005, we consummated an exchange transaction in which we acquired all of the outstanding ownership interests of Bella Rose and Versatile in exchange for our issuance of an aggregate of 2,460,106.34 shares of our series A convertible preferred stock which, on January 5, 2006, converted into 26,595,751 shares of our common stock on a post reverse stock split basis. Versatile Entertainment, Inc. was formed in April 2001 and commenced its present business in July 2004. Versatile began shipping its products during the fourth quarter of 2004. Bella Rose, LLC was formed and commenced its present business in May 2005. Bella Rose began shipping its products during the fourth quarter of 2005. At the closing of the exchange transaction, Versatile and Bella Rose became our wholly-owned subsidiaries. The exchange transaction was accounted for as a reverse merger (recapitalization) with Versatile and Bella Rose deemed to be the accounting acquirers, and us the legal acquirer.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventories and our allowance for uncollectable recourse factored accounts receivable and chargebacks. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         INVENTORIES. Inventories are evaluated on a continual basis and reserve adjustments are made based on management's estimate of future sales value, if any, of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to the adjustments become known. Inventories, consisting of piece goods and trim, work-in-process and finished goods, are stated at the lower of cost (first-in, first -out method) or market.

         ACCOUNTS RECEIVABLE. Factored accounts receivable balances with recourse and chargeback receivables are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. Factored accounts receivable without recourse are also evaluated on a continual basis and allowances are provided for anticipated returns, discounts and other chargebacks based on management's estimate of the collectibility of customer accounts and historical return, discount and other chargeback rates. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

         INTANGIBLE ASSETS. Intangible assets are evaluated on a continual basis and impairment adjustments are made based on management's valuation of intangible assets with indefinite lives and the reassessment of the useful lives related to other intangible assets with definite useful lives. Impairment adjustments are made for the difference between the carrying value of the intangible asset and the estimated valuation and charged to operations in the period in which the facts that give rise to the adjustments become known.

         REVENUE RECOGNITION. Sales are recorded at the time of shipment, at which point title transfers to the customer, and when collection is reasonably assured.

         DEFERRED TAX ASSETS. We may record a valuation allowance to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we may not realize all or part of our deferred tax assets in the future, we will make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance, which would be reflected as an income tax benefit. Valuation allowance adjustments are made in the period in which the facts that give rise to the adjustments become known.

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 2 to Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the years indicated as a percentage of revenues.

                                                      YEAR ENDED     YEAR ENDED
                                                     DECEMBER 31,   DECEMBER 31,
                                                         2005           2004
                                                       --------       --------

Net sales .....................................           100.0 %        100.0 %
Cost of goods sold ............................            61.5           63.0
                                                       --------       --------
Gross profit ..................................            38.5           37.0
Selling expenses ..............................            14.8           46.1
Design and production expenses ................            15.4           49.9
General and administrative expenses ...........            16.7          101.7
                                                       --------       --------
Operating loss ................................            (8.4)%       (160.7)%
                                                       ========       ========

         NET SALES

                                             YEARS ENDED
                                             DECEMBER 31,
                                      --------------------------       PERCENT
                                         2005            2004           CHANGE
                                      ----------      ----------      ----------

         Net Sales .............      $5,803,000      $  164,000          *
         ----------
         * not meaningful

         The increase in net sales for the year ended December 31, 2005 was due to the continued growth of our People's Liberation apparel line and the launch of our William Rast apparel line. We commenced operations of our People's Liberation business in July 2004 and began shipping our products in the fourth quarter of 2004. We commenced operations of our William Rast business in May 2005 and began shipping our products in the fourth quarter of 2005.

         GROSS PROFIT

                                             YEARS ENDED
                                             DECEMBER 31,
                                      --------------------------       PERCENT
                                         2005            2004           CHANGE
                                      ----------      ----------      ----------

         Gross Profit ..........      $2,236,000      $   61,000          *
         ----------
         * not meaningful

         Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight and overhead expenses. Overhead expenses primarily consist of warehouse and shipping salaries and expenses. Our gross margin increased to 38.5% for the year ended December 31, 2005 from 37.0% for the year ended December 31, 2004. The increase in gross profit as a percentage of net sales was due to economies of scale achieved in the manufacturing process of our products. We anticipate that we will continue to experience higher levels of gross margin as a percentage of net sales as we seek out manufacturers, suppliers and other vendors with competitive pricing for quality products and services.

         SELLING EXPENSES

                                             YEARS ENDED
                                             DECEMBER 31,
                                      --------------------------       PERCENT
                                         2005            2004           CHANGE
                                      ----------      ----------      ----------

         Selling Expenses ..........  $  862,000      $   75,000          *
         ----------
         * not meaningful

         Selling expense for the years ended December 31, 2005 and 2004 primarily related to tradeshow, sales commissions, travel and showroom expenses. As a percentage of net sales, selling expenses decreased to 14.8% for the year ended December 31, 2005 compared to 46.1% for the year ended December 31, 2004, as a result of net sales increasing during the year more rapidly than selling expenses. As our sales increase, we expect selling expenses as a percentage of net sales to further decline. Included in selling expenses for the year ended December 31, 2005, is approximately $32,000 for royalties payable under our apparel brand agreement related to the William Rast product line.

         DESIGN AND PRODUCTION EXPENSES

                                             YEARS ENDED
                                             DECEMBER 31,
                                      --------------------------       PERCENT
                                         2005            2004           CHANGE
                                      ----------      ----------      ----------

         Design and production
            expenses ............     $  892,000      $   82,000          *
         ----------
         * not meaningful

         Design and production expenses for the years ended December 31, 2005 and 2004 primarily related to design salaries and sample costs. As a percentage of net sales, design and production expenses decreased to 15.4% for the year ended December 31, 2005 compared to 49.9% for the year ended December 31, 2004, as a result of net sales during the year increasing more rapidly than design and production expenses. We expect to continue to increase our design and production expenses as we continue to modify our existing product lines and develop new product lines to drive revenue growth.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                             YEARS ENDED
                                             DECEMBER 31,
                                      --------------------------       PERCENT
                                         2005            2004           CHANGE
                                      ----------      ----------      ----------

         General and administrative
            expenses ..............   $  972,000      $  167,000         482.0%

         General and administrative expenses for the years ended December 31, 2005 and 2004 primarily related to salaries, professional fees and facility costs. As a percentage of net sales, general and administrative expenses decreased to 16.7% for the year ended December 31, 2005 compared to 101.7% for the year ended December 31, 2004, as a result of net sales during the year increasing more rapidly than general and administrative expenses. As our sales increase, we expect general and administrative expenses to also increase.

         INTEREST EXPENSE

                                             YEARS ENDED
                                             DECEMBER 31,
                                      --------------------------       PERCENT
                                         2005            2004           CHANGE
                                      ----------      ----------      ----------

         Interest Expense .........   $   29,000      $    1,000          *
         ----------
         * not meaningful

         Under our factoring arrangement, we may borrow up to 85% on our factored accounts receivable. Outstanding borrowings under our factoring arrangement amounted to approximately $41,000 and $40,000 at December 31, 2005 and 2004, respectively. Increased borrowings during the year ended December 31, 2005 were offset by the $6.7 million of net proceeds received in our private placement transaction in November 2005, a portion of which were used in November 2005 to pay down the advances from our factor.

         PROVISION FOR INCOME TAX

                                             YEARS ENDED
                                             DECEMBER 31,
                                      --------------------------       PERCENT
                                         2005            2004           CHANGE
                                      ----------      ----------      ----------

         Provision for Income Tax ..  $   49,400      $      800          *
         ----------
         * not meaningful

         At December 31, 2004, Versatile was a Sub-Chapter S Corporation and taxes were payable individually by its shareholder. As a Sub-Chapter S Corporation, Versatile was subject to the California minimum tax of $800 or was taxed at the rate of 1.5% of net income, whichever was higher. Effective as of June 1, 2005, Versatile's Sub-Chapter S status was terminated and Versatile became a C Corporation for tax purposes. Effective November 22, 2005, as a result of the exchange transaction, income and losses generated by Bella Rose, LLC became taxable at C Corporation rates on a consolidated basis.


         NET LOSS

                                             YEARS ENDED
                                             DECEMBER 31,
                                      --------------------------       PERCENT
                                         2005            2004           CHANGE
                                      ----------      ----------      ----------

         Net Loss ..............      $  570,000      $  272,000        109.6%

         Our increase in net loss is due primarily to selling, design and production and general administrative expenses incurred to promote our People's Liberation and William Rast brands, as discussed above. Increased operating costs were offset by increased sales and gross margin during the year ended December 31, 2005. Our net loss as a percentage of net sales for the year ended December 31, 2005 decreased to 9.8% as compared to 165% of net sales for the year ended December 31, 2004.

RELATED PARTY TRANSACTIONS

         See "Certain Relationships and Related Party Transactions" included under Item 12 of this report.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2005, we had cash and cash equivalents of approximately $4.5 million and a working capital balance of approximately $5.9 million. Our positive cash balance results primarily from
financing   activities.   Pursuant  to  a  private  placement  transaction  with
institutional investors and other high net worth individuals that closed on November 23, 2005, we sold series A convertible preferred stock and received $6.7 million in net proceeds after broker commissions and expense and accounting, legal and other expenses.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and pursuant to our factoring arrangements will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. The extent of our future capital requirements will depend on many factors, including our results of operations. If our cash from operations is less than anticipated or our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional brands, we may need to raise additional debt or equity financing. We are continually evaluating various financing strategies to be used to expand our business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. We currently do not have any material commitments for capital expenditures.

     CASH FLOWS

         We currently satisfy our working capital requirements primarily through the sale of equity securities, cash flows generated from operations and borrowings under our factor arrangements. Cash flows from operating, financing and investing activities for the years ended December 31, 2005 and 2004 are summarized in the following table:

                                                         YEARS ENDED
                                                         DECEMBER 31,
                                               --------------------------------
                                                   2005                 2004
                                               -----------          -----------

Operating activities .................         $(1,954,000)         $  (207,000)
Investing activities .................            (198,000)             (42,000)
Financing activities .................           6,678,000              251,000
                                               -----------          -----------
   Net increase in cash ..............         $ 4,526,000          $     2,000
                                               ===========          ===========

         CASH USED IN OPERATING ACTIVITIES

         Net cash used in operating activities was approximately $1,954,000 and $207,000 for the years ended December 31, 2005 and 2004, respectively. Cash used in operating activities for the year ended December 31, 2005 resulted primarily from a net loss of approximately $570,000 and increased receivables and inventories, offset by increased accounts payable and accrued expenses. Cash used in operating activities for the year ended December 31, 2004 resulted primarily from a net loss of approximately $272,000 and increased receivables and inventories, offset by increased accounts payable and accrued expenses.

         CASH USED IN INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $198,000 and $42,000 for the years ended December 31, 2005 and 2004, respectively. Net cash used in investing activities for the year ended December 31, 2005 consisted of capital expenditures primarily for computer software, office equipment and machinery and equipment and trademark costs. Net cash used in investing activities for the year ended December 31, 2004 consisted of capital expenditures primarily for office equipment and machinery and equipment.

         CASH PROVIDED FROM FINANCING ACTIVITIES

         Net cash provided by financing activities was approximately $6,678,000 and $251,000 for the years ended December 31, 2005 and 2004, respectively. Net cash provided by financing activities for the year ended December 31, 2005 primarily reflects net proceeds from the sale of series A convertible preferred stock in a private placement transaction with institutional investors and other high net worth individuals. Net cash provided by financing activities for the year ended December 31, 2004 reflects proceeds from a loan payable, offset by the repayment of advances from a stockholder.

     FACTORING AGREEMENTS

         Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable. Interest is charged at prime plus 1%. As of December 31, 2005 and 2004, total factored accounts receivable included in due from factor amounted to approximately $2,035,000 and $68,000, respectively. Outstanding advances as of December 31, 2005 and 2004 amounted to approximately $41,000 and $40,000, respectively, and are included in the due from factor balance.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at December 31, 2005 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

                                            Payments Due by Period
                            ----------------------------------------------------
                                       Less than     1-3        4-5      After
Contractual Obligations       Total     1 Year      Years      Years    5 Years
-----------------------     --------   --------   --------   --------   --------
Operating leases ......     $845,460   $281,820   $563,640   $   --     $   --
Advances from Factor ..     $ 40,925   $ 40,925   $   --     $   --     $   --
                            --------   --------   --------   --------   --------
    Total .............     $886,385   $322,745   $563,640   $   --     $   --
                            ========   ========   ========   ========   ========

         At December 31, 2005 and December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         Factored accounts receivable may subject us to off-balance sheet risk. We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes and other customer claims.

CAUTIONARY STATEMENTS AND RISK FACTORS

         Several   of  the   matters   discussed   in  this   document   contain
forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecast are included in the statements below. In addition to other information contained in this report, readers should carefully consider the following cautionary statements.

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND HAVE EXPERIENCED OPERATING LOSSES MAKING IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

         Both of our subsidiaries, Versatile Entertainment, Inc. and Bella Rose, LLC, were recently formed. Versatile was established in April 2001 to design, market, and distribute high-end casual apparel and commenced operation of its People's Liberation business in July 2004. Versatile began shipping its products in the fourth quarter of 2004. Prior to July 2004, Versatile received commission and other income from various consulting arrangements provided by Daniel Guez. Bella Rose was formed in May of 2005, to design, market, and distribute high-end casual apparel under the brand name "William Rast." Bella Rose began shipping its products in the fourth quarter of 2005. Because our subsidiaries only recently commenced their principal operations, we do not have a meaningful historical record of sales and revenues nor an established business track record. While we believe that we have the opportunity to be successful in the premium contemporary segment of the apparel industry, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenues or net income, from the sale of our products.

         Unanticipated problems, expenses and delays are frequently encountered in increasing production and sales and developing new products, especially in the current stages of our business. Our ability to continue to successfully develop, produce and sell our products and to generate significant operating revenues will depend on our ability to, among other matters:

         - successfully market, distribute and sell our products or enter into agreements with third parties to perform these functions on our behalf; and

         -        obtain the financing required to implement our business plan.

         Given our limited operating history, lack of long-term sales history and other sources of revenue, there can be no assurance that we will be able to achieve any of our goals and develop a sufficiently large customer base to be profitable.

OUR WILLIAM RAST CLOTHING LINE IS ENDORSED BY JUSTIN TIMBERLAKE,  AND SHOULD OUR
RELATIONSHIP  WITH  MR.  TIMBERLAKE   DETERIORATE,   OUR  PROFITABILITY  MAY  BE
NEGATIVELY IMPACTED.

         Under an apparel brand agreement with an entity owned in part by Justin Timberlake, we have the exclusive rights to manufacture clothing and accessories under the William Rast tradename. Mr. Timberlake's entity will receive the greater of 50% of the net profits of the William Rast apparel line or net profits equal to 6% of net sales of William Rast apparel, with us to receive the remaining profits. Under the terms of the agreement, Mr. Timberlake will publicly promote and endorse the William Rast brand, and we will manage the joint venture and are responsible for funding the costs of the venture. In the event that our relationship with Mr. Timberlake deteriorates, Mr. Timberlake may refuse to directly or indirectly promote our William Rast brand, which could reduce the acceptance of our William Rast brand in the marketplace and consequently harm our sales and profitability.

WE RELY ON A SALES AGENT IN THE UNITED STATES AND INTERNATIONAL DISTRIBUTORS TO SELL OUR PRODUCTS.

         In the United States, we use the services of a sales agent to market our products and provide substantially all of our customer relationship and sales functions. Internationally, we sell our products in Mexico, Canada, the United Kingdom, and Japan. In the event that our sales agent in the United States or our international distributors fail to successfully market and sell our products, the reputation of our brands could be negatively impacted, and our sales and profitability would decline.

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

         We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Currently, we believe that we have sufficient cash on hand and through our factor to fund existing operations for the foreseeable future. However, in the future, we may need to raise additional funds through equity or debt financings or collaborative relationships, including in the event that we lose our relationship with our factor. This additional funding may not be available or, if available, it may not be available on economically reasonable terms. In addition, any additional funding may result in significant dilution to existing shareholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

FAILURE TO MANAGE OUR GROWTH AND EXPANSION COULD IMPAIR OUR BUSINESS.

         We believe that we are poised for significant growth in 2006. No assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables management. Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs, a further burden on our distribution facilities and also adversely impact our relations with retailers.

WE OPERATE IN A SEASONAL BUSINESS, AND OUR FAILURE TO TIMELY DELIVER PRODUCTS TO MARKET WILL NEGATIVELY IMPACT OUR PROFITABILITY.

         The apparel industry is a seasonal business in which our financial success is largely determined by seasonal events such as the commencement of the school year and holiday seasons. In the event that we are unable to supply our products to the marketplace in a timely manner as a consequence of manufacturing delays, shipping delays, or other operational delays, our sales and profitability will be negatively impacted.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

         Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

         -        the timing of our introduction of new product lines;
         -        the level of consumer acceptance of each new product line;
         - general economic and industry conditions that affect consumer spending and retailer purchasing;
         -        the availability of manufacturing capacity;
         -        the timing of trade shows;
         -        the product mix of customer orders;
         - the timing of the placement or cancellation of customer orders;
         -        transportation delays;
         -        quotas and other regulatory matters;
         -        the occurrence of charge backs in excess of reserves; and
         - the timing of expenditures in anticipation of increased sales and actions of competitors.

         As a result of fluctuations in our revenue and operating expenses that may occur, management believes that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly or decline.

THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD AFFECT OUR RESULTS OF OPERATIONS.

         Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. A decrease in business from or loss of a major customer, such as the two customers that accounted for 16.4% and 15.3% of our net sales for the year ended December 31, 2005, could have a material adverse effect on the results of our operations. There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor or sales to a customer exceed the factor's imposed limits, we could assume the collection risk on sales to the customer.

OUR BUSINESS IS SUBJECT TO RISKS ASSOCIATED WITH IMPORTING PRODUCTS.

         A portion of our import operations are subject to tariffs imposed on imported products and quotas imposed by trade agreements. In addition, the countries into which our products are imported may from time to time impose additional new duties, tariffs or other restrictions on their imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers' failure to comply with customs or similar laws, could harm our business. We cannot assure that future trade agreements will not provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

         Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, and the activities and regulations of the World Trade Organization. Generally, these trade agreements benefit our business by reducing or eliminating the duties assessed on products or other materials manufactured in a particular country. However, trade agreements can also impose requirements that adversely affect our business, such as limiting the countries from which we can purchase raw materials and setting duties or restrictions on products that may be imported into the United States from a particular country.

         Our ability to import raw materials in a timely and cost-effective manner may also be affected by problems at ports or issues that otherwise affect transportation and warehousing providers, such as labor disputes. These problems could require us to locate alternative ports or warehousing providers to avoid disruption to our customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

OUR DEPENDENCE ON INDEPENDENT MANUFACTURERS AND SUPPLIERS OF RAW MATERIALS REDUCES OUR ABILITY TO CONTROL THE MANUFACTURING PROCESS, WHICH COULD HARM OUR SALES, REPUTATION AND OVERALL PROFITABILITY.

         We depend on independent contract manufacturers and suppliers of raw materials to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, labor shortage, continuing cost pressures and increased demands for product innovation and speed-to-market. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor's failure to ship products to us in a timely manner or failure to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability.

         For the year ended December 31, 2005, three contractors accounted for 45.7%, 22.0%, and 16.8% of our purchases. We do not have long-term contracts with any of our independent contractors, and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent that we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

         We do not control our contractors or their labor practices. The violation of federal, state or foreign labor laws by one of our contractors could subject us to fines and result in our goods that are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited. To date, we have not been subject to any sanctions that, individually or in the aggregate, have had a material adverse effect on our business, and we are not aware of any facts on which any such sanctions could be based. There can be no assurance, however, that in the future we will not be subject to sanctions as a result of violations of applicable labor laws by our contractors, or that such sanctions will not have a material adverse effect on our business and results of operations.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS.

         The loss of or inability to enforce the trademarks "William Rast" and "People's Liberation" and our other proprietary designs, know-how and trade secrets could adversely affect our business. If any third party independently develops similar products to ours or manufactures knock-offs of our products, it may be costly to enforce our rights and we would not be able to compete as effectively. Additionally, the laws of foreign countries may provide inadequate protection of intellectual property rights, making it difficult to enforce such rights in those countries.

         We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding our rights we have secured in our intellectual property, third parties may bring claims against us alleging that we have infringed on their intellectual property rights or that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

THE LOSS OF DANIEL GUEZ WOULD HAVE AN ADVERSE EFFECT ON OUR FUTURE DEVELOPMENT AND COULD SIGNIFICANTLY IMPAIR OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

         Our success is largely dependent upon the expertise and knowledge of our Chief Executive Officer and President, Daniel Guez, who is primarily responsible for formulating our business strategy as well as developing our product lines. In addition, Mr. Guez is responsible for managing the William Rast business. As a result of Mr. Guez's unique skill set and responsibilities, the loss of Mr. Guez would have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our management, including Mr. Guez.

THE  REQUIREMENTS  OF  THE  SARBANES-OXLEY   ACT,  INCLUDING  SECTION  404,  ARE
BURDENSOME, AND OUR FAILURE TO COMPLY WITH THEM COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND STOCK PRICE.

         Our management has not commenced any specific procedures to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Unless we become an accelerated filer as defined in the Exchange Act of 1934, at an earlier date beginning with our Annual Report on Form 10-KSB for the year ending December 31, 2007, unless otherwise amended by the Securities and Exchange Commission, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2007. Because of our management's lack of resources, and our limited operations, we have not commenced the process of preparing the system and process documentation, performing an evaluation of our internal controls required for our management to make this assessment and for the auditors to provide their attestation report, and accordingly, have not begun testing of the effectiveness of these internal controls. We expect that this process will require significant amounts of management time and resources, as well as higher expenses in the form of higher audit and review fees, higher legal fees and higher internal costs to document, test and potentially remediate internal controls. Accordingly, with respect to Section 404 in particular, there exists a significant risk that we will not be able to meet all the requirements of Section 404 by the end of fiscal year 2007, when we are required to report on our internal controls and provide our auditor's opinion thereon. Additionally, even in the event we attempt to comply with Section 404, in the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated, which could potentially have a material adverse effect on our stock price and could result in significant additional expenditures.

RISKS RELATED TO OUR INDUSTRY

OUR SALES ARE HEAVILY INFLUENCED BY GENERAL ECONOMIC CYCLES.

         Apparel is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of apparel and related goods tend to be highly correlated with cycles in the disposable income of our customers. Our customers anticipate and respond to adverse changes in economic conditions and uncertainty by reducing inventories and canceling orders. As a result, any substantial deterioration in general economic conditions, increases in interest rates, acts of war, terrorist or political events that diminish consumer spending and confidence in any of the regions in which we compete, could reduce our sales and adversely affect our businesses and financial condition.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO OVERCOME A VARIETY OF COMPETITIVE CHALLENGES.

         We operate our business in the premium contemporary segment of the apparel industry. Currently, our competitors include companies and brands such as True Religion, Seven For All Mankind, Citizens of Humanity, Juicy Couture, James Perse, Hard Tail, and Joe's Jeans. We face a variety of competitive challenges including:

         - anticipating and quickly responding to changing consumer demands that are dictated in part by fashion and season;
         - developing innovative, high-quality products in sizes and styles that appeal to consumers;
         - competitively pricing our products and achieving customer perception of value; and
         -        the need to provide strong and effective marketing support.

         Our ability to anticipate and effectively respond to these competitive challenges depends in part on our ability to attract and retain key personnel in our design, merchandising and marketing staff. Competition for these personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods. In addition, our competitors may have greater financial resources than we do which could limit our ability to respond quickly to market demands. In the event that we are not successful in addressing the competitive challenges we face, we could lose market share to our competitors and consequently our stock price could be negatively impacted.

RISKS RELATED TO OUR COMMON STOCK

SINCE TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC, YOU MAY HAVE DIFFICULTY RESELLING YOUR SHARES OF OUR COMMON STOCK

         In the past, our trading price has fluctuated as the result of many factors that may have little to do with our operations or business prospects. In addition, because the trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or the Nasdaq Stock Market, Inc., you may have difficulty reselling any of our common shares.

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         To date, we have had a very limited trading volume in our common stock. For instance, in the fourth quarter of 2005, only 53,882 shares of our common stock were traded. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, when our registration statement on Form SB-2 filed with the SEC on January 9, 2006 becomes effective, a substantial number of our shares of common stock will be available for immediate resale. Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Rule 144 or otherwise, could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the sale of our securities.

OUR COMMON STOCK PRICE IS HIGHLY VOLATILE.

         The market price of our common stock is likely to be highly volatile as the stock market in general has been highly volatile.

         Factors that could cause such volatility in our common stock may include, among other things:

         -        actual or anticipated  fluctuations in our quarterly operating results;
         -        changes in financial estimates by securities analysts;
         -        conditions or trends in our industry; and
         -        changes  in  the  market   valuations   of  other   comparable
                  companies.

THE SALE OF OUR COMMON STOCK ON THE OVER-THE-COUNTER BULLETIN BOARD AND THE POTENTIAL DESIGNATION OF OUR COMMON STOCK AS A "PENNY STOCK" COULD IMPACT THE TRADING MARKET FOR OUR COMMON STOCK.

         Our securities, as traded on the Over-the-Counter Bulletin Board, will be subject to Securities and Exchange Commission rules that impose special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop therefor.

         In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stock." Because our securities may constitute "penny stock" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of our common stock to sell our securities in any market that might develop for them.

         Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

WE DO NOT FORESEE PAYING DIVIDENDS IN THE NEAR FUTURE.

         We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

OUR OFFICERS AND DIRECTORS OWN A SIGNIFICANT  PORTION OF OUR COMMON STOCK, WHICH
COULD  LIMIT  OUR  STOCKHOLDERS'   ABILITY  TO  INFLUENCE  THE  OUTCOME  OF  KEY
TRANSACTIONS.

         Our officers and directors and their affiliates own approximately 44% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

AUDITED FINANCIAL STATEMENTS:

   Report of Independent Registered Public Accounting Firm............        24

   Consolidated Balance Sheet at December 31, 2005....................        25

   Consolidated Statements of Operations for the Years Ended
      December 31, 2005 and 2004......................................        26

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2005 and 2004......................................        27

   Consolidated Statement of Changes in Stockholders' Equity from
      January 1, 2004 to December 31, 2005............................        28

   Notes to the Consolidated Financial Statements.....................        29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors:
People's Liberation, Inc.

         We have audited the accompanying consolidated balance sheet of People's Liberation, Inc. and its wholly-owned subsidiaries, Versatile Entertainment, Inc. and Bella Rose, LLC, (collectively the "Company") as of December 31, 2005 and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People's Liberation, Inc. and its wholly-owned subsidiaries, Versatile Entertainment, Inc. and Bella Rose, LLC, as of December 31, 2005 and the results of their operations and cash flows for each of the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grobstein, Horwath & Company LLP
------------------------------------
    Grobstein, Horwath & Company LLP


Sherman Oaks, California
February 14, 2006

                            PEOPLE'S LIBERATION, INC.


                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                        2005
                                                                    -----------

                              Assets
Current Assets:
   Cash and cash equivalents ..................................     $ 4,528,276
   Due from factor ............................................       1,994,249
   Accounts receivable ........................................          20,591
   Inventories ................................................       1,092,981
   Prepaid expenses and other current assets ..................         222,128
   Deferred tax asset .........................................           9,600
                                                                    -----------
     Total current assets .....................................       7,867,825

Property and equipment, net of accumulated depreciation .......         164,991
Trademarks ....................................................          44,336
Other assets ..................................................          46,970
                                                                    -----------
     Total Assets .............................................     $ 8,124,122
                                                                    ===========

              Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses ......................     $ 1,953,078
   Income taxes payable .......................................          15,997
                                                                    -----------
     Total current liabilities ................................       1,969,075

Deferred tax liability ........................................          41,000
                                                                    -----------
     Total Liabilities ........................................       2,010,075

Stockholders' Equity:
   Series A convertible preferred stock, $.001 par value;
     3,500,000 shares authorized; no shares issued and
     outstanding (1) ..........................................            --
   Common stock, $.001 per value; 150,000,000 shares
     authorized; 34,370,100 shares issued and
     outstanding (1) ..........................................          34,370
   Additional paid-in capital .................................       6,335,023
   Accumulated deficit ........................................        (255,346)
                                                                    -----------
     Total Stockholders' Equity ...............................       6,114,047
                                                                    -----------
     Total Liabilities and Stockholders' Equity ...............     $ 8,124,122
                                                                    ===========


(1) Reflects the retroactive conversion of Series A convertible preferred stock, reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of December 31, 2005, which became effective on January 5, 2006.


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended      Year Ended
                                                    December 31,    December 31,
                                                       2005            2004
                                                   ------------    ------------

Net sales ......................................   $  5,803,067    $    163,702
Cost of goods sold .............................      3,567,212         103,091
                                                   ------------    ------------
 Gross profit ..................................      2,235,855          60,611
                                                   ------------    ------------

Selling expenses ...............................        861,742          75,494
Design and production ..........................        891,985          81,638
General and administrative .....................        972,091         166,625
                                                   ------------    ------------

 Total operating expenses ......................      2,725,818         323,757
                                                   ------------    ------------

Loss from operations ...........................       (489,963)       (263,146)

Interest expense ...............................         28,637           1,189
Loss on disposal of fixed asset ................          1,567           6,786
                                                   ------------    ------------
 Total other expense ...........................         30,204           7,975
                                                   ------------    ------------

Loss before income taxes .......................       (520,167)       (271,121)
Provision for income taxes .....................         49,400             800
                                                   ------------    ------------

Net loss .......................................   $   (569,567)   $   (271,921)
                                                   ============    ============

Basic and diluted weighted average loss per
   common share (1) ............................   $      (0.03)   $      (0.03)
                                                   ============    ============

Basic and diluted weighted average common
   shares outstanding (1) ......................     21,415,431      10,638,300
                                                   ============    ============


(1) Reflects the retroactive conversion of Series A convertible preferred stock, reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2004, which became effective on January 5, 2006.


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31,
                                                              2005            2004
                                                           -----------    -----------
Cash flows from operating activities:
  Net loss .............................................   $  (569,567)   $  (271,921)
  Adjustments to reconcile net loss to net cash used by
  operating activities:
     Depreciation and amortization .....................        18,778          2,305
     Loss on disposal of fixed asset ...................         1,567          6,786
     Deferred income taxes .............................        31,400           --
     Changes in operating assets and liabilities:
       Receivables .....................................    (2,037,295)       (22,978)
       Inventories .....................................    (1,056,224)       (36,757)
       Prepaid expenses and other current assets .......      (205,678)       (16,450)
       Accounts payable and accrued expenses ...........     1,846,605        131,473
       Income taxes payable ............................        15,997           --
                                                           -----------    -----------
         Net cash flows used in operating activities ...    (1,954,417)      (207,542)
                                                           -----------    -----------

Cash flows from investing activities:
  Acquisition of trademarks ............................       (41,525)        (5,883)
  Acquisition of property and equipment ................      (156,760)       (36,131)
                                                           -----------    -----------
     Net cash flows used in investing activities .......      (198,285)       (42,014)
                                                           -----------    -----------

Cash flows from financing activities:
  Net proceeds from private placement of preferred stock     6,672,737           --
  Proceeds from loan payable ...........................         6,011        293,988
  Repayment of advances from shareholder ...............          --          (42,822)
                                                           -----------    -----------
     Net cash flows provided by financing activities ...     6,678,748        251,166
                                                           -----------    -----------

Net increase in cash and cash equivalents ..............     4,526,046          1,610
Cash and cash equivalents, beginning of year ...........         2,230            620
                                                           -----------    -----------
Cash and cash equivalents, end of year .................   $ 4,528,276    $     2,230
                                                           ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest .............................................   $    28,637    $     1,189
  Income taxes .........................................         2,803            800
   Non-cash financing transactions:
       Loan payable converted to common stock ..........       300,000           --
       Trade payable converted to equity ...............        25,000           --
       Exchange of common stock and members' equity for
       preferred stock:
         Common stock ..................................      (301,000)          --
         Members' equity ...............................       643,069           --
         S Corp earnings ...............................       (13,725)
         Preferred stock Series A ......................             1           --


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY


                                                 Common Stock           Preferred Stock Series A
                                          -------------------------    --------------------------
                                            Shares        Amount         Shares         Amount
                                          -----------   -----------    -----------    -----------
Balance at January 1, 2004 ............            45   $     1,000           --      $      --

Net loss ..............................          --            --             --             --
                                          -----------   -----------    -----------    -----------

Balance at December 31, 2004 ..........            45         1,000           --             --

Stock issued for assumption of debt ...            45       300,000           --             --
Trade payable converted to members'
   equity .............................          --            --             --             --
Members' deficit adjustment for
   operations prior to exchange
   transaction (Note 8) ...............          --            --             --             --
Stockholder's equity adjustment for
   operations prior to change in S
   Corporation tax status (Notes 2
   and 8) .............................          --            --             --             --
Private placement of preferred stock
   Series A ...........................          --            --          578,125      6,672,737
Exchange transaction including
   retroactive effect of conversion of
   series A Preferred Stock and reverse
   stock split on January 5, 2006
   (Note 8) (1) .......................    34,370,010      (266,630)      (578,125)    (6,672,737)
Net loss ..............................          --            --             --             --
                                          -----------   -----------    -----------    -----------
Balance at December 31, 2005 ..........    34,370,100   $    34,370           --      $      --
                                          ===========   ===========    ===========    ===========


                                                                         Additional
                                           Members'        Paid-in      Accumulated
                                            Equity         Capital        Deficit         Total
                                          -----------    -----------    -----------    -----------
Balance at January 1, 2004 ............   $      --      $      --      $   (43,202)   $   (42,202)

Net loss ..............................          --             --         (271,921)      (271,921)
                                          -----------    -----------    -----------    -----------

Balance at December 31, 2004 ..........          --             --         (315,123)      (314,123)

Stock issued for assumption of debt ...          --             --             --          300,000
Trade payable converted to members'
   equity .............................        25,000           --             --           25,000
Members' deficit adjustment for
   operations prior to exchange
   transaction (Note 8) ...............          --         (643,069)       643,069           --
Stockholder's equity adjustment for
   operations prior to change in S
   Corporation tax status (Notes 2
   and 8) .............................          --           13,725        (13,725)          --
Private placement of preferred stock
   Series A ...........................          --             --             --        6,672,737
Exchange transaction including
   retroactive effect of conversion of
   series A Preferred Stock and reverse
   stock split on January 5, 2006
   (Note 8) (1) .......................       (25,000)     6,964,367           --             --
Net loss ..............................          --             --         (569,567)      (569,567)
                                          -----------    -----------    -----------    -----------
Balance at December 31, 2005 ..........   $      --      $ 6,335,023    $  (255,346)   $ 6,114,047
                                          ===========    ===========    ===========    ===========


(1) Reflects the retroactive conversion of Series A convertible preferred stock, reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of December 31, 2005, which became effective on January 5, 2006.


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

ORGANIZATION

         People's Liberation, Inc. (the "Company") is the parent holding company of Versatile Entertainment, Inc. ("Versatile"), a California corporation, and Bella Rose, LLC ("Bella Rose"), a California limited liability company, both of which were consolidated on November 22, 2005 and became wholly-owned subsidiaries of the Company on the effective date of the Company's exchange transaction.

         People's Liberation, Inc. was incorporated in the State of Delaware on December 29, 1982 under the name Philco Financial Management Corp. The Company had three wholly owned subsidiaries, Global Medical Technologies, Inc., an Arizona corporation, which was operating ("Global Medical"), and Century Pacific Fidelity Corporation and Century Pacific Investment Management Corporation, both of which were inactive and without assets or debts.

         On January 31, 2005, the Company contributed all of the shares of common stock of its wholly-owned, inactive subsidiaries, Century Pacific Fidelity Corp. and Century Pacific Investment Management Corporation, to Global Medical. In February 2005, the Company distributed all of the outstanding shares of common stock of Global Medical on a pro rata basis to its stockholders. Following the distribution, Global Medical continued to operate its medical equipment reconditioning business as an independent company. After this distribution, the Company existed as a "shell company" under the name of Century Pacific Financial Corporation with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

         On November 22, 2005, the Company acquired all of the outstanding voting securities of Bella Rose and Versatile, each of which became its wholly-owned subsidiaries. The Company issued to the Bella Rose members and the Versatile stockholders an aggregate of 2,460,106.34 shares of its series A convertible preferred stock, which subsequently converted into 26,595,751 shares of common stock on January 5, 2006 on a post reverse stock split basis. The exchange transaction was accounted for as a reverse merger (recapitalization) with Versatile and Bella Rose deemed to be the accounting acquirer, and the Company the legal acquirer.

         Effective on January 5, 2006, the Company changed its corporate name from Century Pacific Financial Corporation to People's Liberation, Inc., completed a 1-for-9.25 reverse split of its common stock, adopted its 2005 Stock Incentive Plan, and its series A convertible preferred stock converted into common stock. Following the conversion of the Series A convertible preferred stock, the reverse stock split on January 5, 2006, and the subsequent issuance of shares to preserve round lot holders, 34,370,100 shares of common stock were outstanding. All share and per share information included in the accompanying consolidated financial statements reflects the effects of the conversion and reverse stock split.

         Versatile was organized as a California corporation under the laws of the State of California on April 21, 2001.

         Bella Rose was organized as a California limited liability company under the laws of the State of California on May 13, 2005.

         Bella Rose was formed in 2005, and therefore, the financial statement information for the year ended December 31, 2004 contains the balances of Versatile only. Prior to the exchange transaction on November 22, 2005, Bella Rose and Versatile had common ownership and control.

NATURE OF OPERATIONS

         The Company markets and sells high-end casual apparel under the brand names "People's Liberation" and "William Rast" through Versatile and Bella Rose, its wholly owned subsidiaries. The majority of the merchandise the companies offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, Versatile and Bella Rose distribute their merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Neiman Marcus, Kitson, Atrium, Fred Segal, and Intermix. Internationally, in select countries, products are sold directly and through distributors to better department stores and boutiques, such as Mitsukoshi, TNT and Sears (Mexico
City).

         Versatile was established in April 2001 and commenced operations of its People's Liberation clothing line in July 2004. Versatile began shipping products under the People's Liberation brand name in the fourth quarter of 2004. The People's Liberation clothing line was developed internally by our Chief Executive Officer and President, Daniel Guez. Prior to January 1, 2005, Versatile was considered to be a development stage corporation as defined under Statement of Financial Accounting Standards ("SFAS") No. 7. Activities through December 31, 2004 included design, development and marketing of its products. Prior to November 2004, there were no revenues from the sale of products. November and December 2004 revenues were derived from product sales to a limited number of customers.

         Bella Rose was established in May 2005 and commenced operations of its William Rast clothing line in May 2005. Bella Rose began shipping products under the William Rast brand name in the fourth quarter of 2005. Under an apparel brand agreement with an entity owned in part by Justin Timberlake, Bella Rose has the exclusive rights to manufacture clothing and accessories under the William Rast tradename. Mr. Timberlake's entity will receive the greater of 50% of the net profits of the William Rast apparel line or net profits equal to 6% of net sales of William Rast apparel, with Bella Rose to receive the remaining profits. Under the terms of the agreement, Bella Rose manages the business, and is responsible for funding the costs of the business.

         The Company is headquartered in Los Angeles, California, and maintains two showrooms in New York and Los Angeles through its sales agent.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accounts of Versatile and Bella Rose have been consolidated for financial statement presentation. All significant inter-company accounts and transactions have been eliminated in the consolidation.

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

REVENUE RECOGNITION

         The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, and as amended by SAB No. 104. Revenue is recognized when merchandise is shipped to a customer, at which point title transfers to the customer, and when collection is reasonably assured. Customers are not given extended terms or dating or return rights without proper prior authorization. Revenue is recorded net of estimated returns, charge backs and markdowns based upon management's estimates and historical experience.

COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There were no material other comprehensive income items for the years ended December 31, 2005 and 2004.

SEGMENT REPORTING

         The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company believes that it operates within one segment as there is not enough difference between the types of products developed and distributed by the Company to justify segmented reporting by product type. Management decisions regarding the allocation of resources and the assessment of performance are made on a company-wide basis and are not specific to the type of product. See Note 14 for disclosure regarding geographic regions.

ADVERTISING

         Advertising costs are expensed as of the first date the advertisements take place. Advertising expenses included in selling expenses approximated $134,000 and $1,895 for the years ended December 31, 2005 and 2004, respectively.

INVENTORIES

         Inventories, consisting of piece goods and trim, work-in-process and finished goods, are stated at the lower of cost (first-in, first-out method) or market value. Inventories are evaluated for obsolescence and slow-moving items based on management's analysis of sales levels, sales projections and inventory levels.

STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), establishes a fair value method of accounting for stock-based compensation plans and for transactions in which a company acquires goods or services from non-employees in exchange for equity instruments. SFAS 123 also gives the option to account for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees," or SFAS 123. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, which eliminates the ability to account for share-based compensation transactions using the intrinsic value method under APB 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. In April 2005, the Securities Exchange Commission ("SEC") amended Rule 401(a) of Regulation S-X to delay the effective date for compliance with SFAS No. 123R. Based on the amended rule, the Company is required to adopt SFAS No. 123R beginning in fiscal year 2006. The Company adopted its 2005 Stock Incentive Plan on January 5, 2006. There was no stock-based compensation issued during the years ended December 31, 2005 and 2004.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Upon retirement or other disposition of property and equipment, applicable cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are included in results of operations.

         Depreciation   of  property  and   equipment  is  computed   using  the
straight-line method based on estimated useful lives of the assets as follows:

         Furniture and fixtures             5 years

         Office equipment                   5 to 7 years

         Machinery and equipment            5 to 7 years

         Leasehold                          improvements  Term of the  lease  or
                                            the  estimated  life of the  related
                                            improvements, whichever is shorter.

         Computer Software                  5 years

TRADEMARKS

         Costs incurred related to the Company's trademarks are amortized on a straight-line basis over an estimated useful life of fifteen years.

INCOME TAXES

         Through May 31, 2005, Versatile was a Sub-Chapter S Corporation. The taxes on the income of a Sub-Chapter S Corporation are payable individually by each shareholder. As a Sub-Chapter S Corporation, Versatile was subject to California minimum tax of $800 or taxed at the rate of 1.5% of net income, whichever was higher. On June 1, 2005, Versatile's Sub-Chapter S status was terminated and Versatile elected to become a C-Corporation for tax purposes.

         Bella Rose is a limited liability company and is subject to California minimum tax of $800 and a fee based on total annual revenue. The earnings of a limited liability company are reported individually by its members.

         On November 22, 2005, People's Liberation (formerly Century Pacific Financial Corporation) acquired all of the outstanding voting securities of Bella Rose and Versatile, each of which became a wholly-owned subsidiary of the Company. As a result, Bella Rose and Versatile are consolidated and taxes are reported by the parent, People's Liberation. Taxes are calculated on a consolidated basis at C-Corporation tax rates.

         Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for income tax rate changes.

         Income taxes are further described in Note 10 .

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

         Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, trade accounts receivable, and amounts due from factor. Concentration of credit risk with respect to trade accounts receivable is significantly mitigated by the use of a factor, which effectively transfers a substantial amount of credit risk to the factor. The Company and its factor perform on-going credit evaluations of its customers and the Company maintains an allowance for doubtful accounts and chargebacks. The Company may extend unsecured credit to its customers in the normal course of business.

         The Company's cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $100,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company's policy is to maintain cash balances with high quality financial institutions.

         The Company's products are primarily sold to department stores, specialty retail stores and international distributors. These customers can be significantly affected by changes in economic, competitive or other factors. The Company makes substantial sales to a relatively few, large customers. In order to minimize the risk of loss, the Company assigns the majority of domestic accounts receivable to a factor without recourse. For non-factored and recourse receivables, account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required.

ACCOUNTS RECEIVABLE - ALLOWANCE FOR RETURNS, DISCOUNTS AND BAD DEBTS

         The Company evaluates the collectibility of accounts receivable and charge backs (disputes from the customer) based upon a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (such as in the case of bankruptcy filings or substantial downgrading by credit sources), a specific allowance for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, the Company recognizes an allowance for bad debts and uncollectible charge backs based on its historical collection experience. If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer's ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due could be reduced by a material amount.

SHIPPING AND HANDLING COSTS

         The Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of sales. Total shipping and handling costs included as a component of revenue for the years ended December 31, 2005 and 2004 amounted to approximately $57,000 and $2,000. Total shipping and handling costs included as a component of cost of sales amounted to approximately $128,000 and $6,000 for the years ended December 31, 2005 and 2004.

CLASSIFICATION OF EXPENSES

         COST OF GOODS SOLD - Cost of good sold includes expenses primarily related to inventory purchases and contract labor, freight and overhead expenses. Overhead expenses primarily consist of warehouse salaries and expense.

         SELLING  EXPENSE  - Selling  expenses  primarily  include  commissions,
royalties,  tradeshow,  advertising,   marketing,  showroom  and  other  selling
expenses, including travel and entertainment.

         DESIGN AND PRODUCTION EXPENSES - Design and production expenses primarily include design and production salaries, design fees and expenses and samples.

         GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses primarily include administrative and officer salaries, employee benefits, professional service fees, consulting, facility expenses, information technology, travel and entertainment, depreciation and amortization, bad debts and other general corporate expenses.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations, but does not believe the impact of the change will be material.

         In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of Accounting Principles Board Opinion No. 20, "Accounting Changes", and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period of specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS 154 will have a material effect on its financial position, cash flows or results of operations.

FAIR VALUE OF FINANCIAL INFORMATION

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. ACCOUNTS RECEIVABLE AND DUE FROM FACTOR: Due to the short-term nature of the receivables, the fair value approximates the carrying value. ACCOUNTS PAYABLE AND ACCRUED EXPENSES: Due to the short-term nature of the payables, the fair value approximates the carrying value.

NOTE 3  - EARNINGS PER SHARE

         The Company computes and presents earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. Convertible preferred stock and warrants representing common shares of 32,845,751 and 3,125,000, respectively, were outstanding as of December 31, 2005, but were excluded from the average number of common shares outstanding in the calculation because the effect of inclusion would be anti-dilutive. For the year ended December 31, 2004, there were no stock options, warrants or other stock rights outstanding.

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

YEAR ENDED DECEMBER 31, 2005:            LOSS           SHARES        PER SHARE
                                      (NUMERATOR)   (DENOMINATOR)      AMOUNT
                                      ----------      ----------     ----------
Basic loss per share:
Loss available to common
   stockholders (1) .............     $ (569,567)     21,415,431     $    (0.03)

Effect of Dilutive Securities:
Options .........................           --              --             --
Warrants ........................           --              --             --
                                      ----------      ----------     ----------
Loss available to common
   stockholders (1) .............     $ (569,567)     21,415,431     $    (0.03)
                                      ==========      ==========     ==========

YEAR ENDED DECEMBER 31, 2004:
Basic loss per share:
Loss available to common
   stockholders (1) .............     $ (271,921)     10,638,300     $    (0.03)

Effect of Dilutive Securities:
Options .........................           --              --             --
Warrants ........................           --              --             --
                                      ----------      ----------     ----------
Loss available to common
   stockholders (1) .............     $ (271,921)     10,638,300     $    (0.03)
                                      ==========      ==========     ==========

(1) Reflects the retroactive conversion of Series A convertible preferred stock, reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2004, which became effective on January 5, 2006.

NOTE 4  - DUE FROM FACTOR

         The Company uses a factor for working capital and credit administration purposes. Under the factoring agreements, the factor purchases a substantial portion of the trade accounts receivable and assumes credit risk with respect to certain accounts.

         The factor agreements provide that the Company can borrow an amount up to 85% of the value of its approved factored customer invoices. The factor commission is 0.8% of the customer invoice amount for terms up to 60 days, plus one quarter of one percent (.25%) for each additional thirty-day term.

         Receivables sold in excess of maximums established by the factor are subject to recourse in the event of nonpayment by the customer. The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor.

         To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the factor's prime lending rate plus 1% per annum. Factor advances and ledger debt are collateralized by the non-factored accounts receivable, inventories and general intangibles. Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $158,000 at December 31, 2005.

         Due from factor is summarized as follows:

                  Outstanding receivables:
                    Without recourse .........    $ 1,324,705
                    With Recourse ............        785,469
                                                  -----------
                                                    2,110,174
                  Advances ...................        (40,925)
                  Open credits ...............        (75,000)
                                                  -----------
                                                  $ 1,994,249
                                                  ===========

NOTE 5  - INVENTORIES

         Inventories are summarized as follows:

                  Piece goods and trim .......    $   255,564
                  Finished goods .............        837,417
                                                  -----------
                                                  $ 1,092,981
                                                  ===========

NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                  Furniture and fixtures .....    $    11,244
                  Office equipment ...........         75,549
                  Machinery and equipment ....         48,438
                  Computer software ..........         48,160
                                                  -----------
                                                      183,391
                  Less accumulated
                     depreciation ............        (18,400)
                                                  -----------
                                                  $   164,991
                                                  ===========

         Depreciation expense amounted to $17,249 and $2,298 for the years ended December 31, 2005 and 2004, respectively.

NOTE 7 - TRADEMARKS

         Trademarks are summarized as follows:

                  Trademarks, at cost ........    $    45,872
                  Less accumulated
                    amortization .............         (1,536)
                                                  -----------
                                                  $    44,336
                                                  ===========

         Future annual estimated amortization expense is summarized as follows:

                  YEARS ENDING DECEMBER 31,
                  2006 .......................    $     2,956
                  2007 .......................          2,956
                  2008 .......................          2,956
                  2009 .......................          2,956
                  2010 .......................          2,956
                  Thereafter .................         29,556
                                                  -----------
                                                  $    44,336
                                                  ===========

         Trademark amortization expense amounted to $1,529 and $7 for the years ended December 31, 2005 and 2004, respectively.

NOTE 8- STOCKHOLDERS' EQUITY

EXCHANGE AGREEMENT

         On November 22, 2005, the Company acquired all of the outstanding voting securities of Bella Rose, LLC, a California limited liability company and Versatile Entertainment, Inc., a California corporation, each of which became wholly-owned subsidiaries. The Company issued to the Bella Rose members and the Versatile stockholders an aggregate of 2,460,106.34 shares of series A convertible preferred stock, which subsequently converted into 26,595,751 shares of common stock on a post reverse stock split basis. The exchange transaction was accounted for as a reverse merger (recapitalization) with Versatile and Bella Rose deemed to be the accounting acquirer, and the Company the legal acquirer.

CAPITAL RAISE

         Immediately following the acquisition of Versatile and Bella Rose, the Company received gross proceeds of approximately $7.8 million in a private placement transaction with institutional investors and other high net worth individuals. Pursuant to subscription agreements entered into with these investors, the Company sold 578,125.58 shares of series A convertible preferred stock at a price per share of $13.5135, which subsequently converted into 6,250,000 shares of common stock on a post reverse stock split basis. The Company also issued to the investors, five-year warrants to purchase an aggregate of 2,500,000 shares of common stock with an exercise price of $2.00 per share. After broker commissions and expenses and accounting, legal and other expenses, the Company received net proceeds of approximately $6.7 million in the capital raise. The warrants were valued at approximately $808,000 using the Black Scholes valuation model.

         Sanders Morris Harris Inc. acted as placement agent in connection with the capital raise. For their services as placement agent, the Company paid Sanders Morris Harris a fee equal to 7%, or approximately $546,875, of the gross proceeds from the financing. The Company also paid for the out-of-pocket expenses incurred by Sanders Morris Harris and all purchasers in the amount of $25,000. In addition, the Company issued to Sanders Morris Harris and its employees, Dean Oakey and Jonah Sulak, warrants to purchase an aggregate of 625,000 shares of common stock at an exercise price of $1.25 per share. The warrants are fully vested and have a term of 5 years. The warrants were valued at approximately $310,000 using the Black Scholes valuation model.

         Following the exchange transaction and the capital raise, the former security holders of Bella Rose and Versatile and the investors in the financing owned 95.7%, and the exisiting stockholders immediately prior to these transactions owned 4.3% of the Company's outstanding common stock on an as converted basis.

REVERSE SPLIT AND MANDATORY CONVERSION OF PREFERRED STOCK INTO COMMON STOCK

         On November 23, 2005, the Company's Board of Directors, as well as holders representing approximately 66.9% of the outstanding series A convertible preferred stock, holders representing approximately 77.1% of the outstanding common stock, and holders representing approximately 67.3% of the outstanding common stock and series A convertible preferred stock voting together as a single class took action by written consent to (i) change the corporate name to People's Liberation, Inc., (ii) adopt a 1-for-9.25 reverse stock split, and
(iii) adopt the 2005 Stock Incentive Plan. Each of these actions became effective on January 5, 2006.

         Concurrent with the reverse split, each share of series A convertible preferred stock was immediately and automatically converted into approximately
10.81 shares of common stock of the Company (100 for 1 conversion of preferred stock into common stock and 1 for 9.25 common share reverse split). Accordingly, following the reverse split and the mandatory conversion, the former holders of 3,038,231.92 shares of series A convertible preferred stock, in the aggregate, received 32,845,751 shares of common stock the Company, representing 95.6% of the outstanding shares of common stock immediately following the reverse split and the mandatory conversion. The holders of the Company's common stock prior to the mandatory conversion and reverse split, owned approximately 1,524,349 shares of common stock, representing 4.4% of the outstanding shares of the Company's common stock immediately following the reverse split and the mandatory conversion.

         The following pro forma information assumes that the automatic conversion and reverse split, as discussed above, occurred as of the beginning of the respective accounting periods. The pro forma provision for income taxes as of December 31, 2005 and 2004 assumes that Versatile Entertainment, Inc. was a C-Corporation as of the beginning of the accounting period and Bella Rose was consolidated under People's Liberation as of the beginning of the accounting period.

                                                       2005            2004
                                                   ------------    ------------
Net loss, as reported ...........................  $   (569,567)   $   (271,921)
Pro forma income tax benefit ....................      (205,000)        (90,800)
Pro forma net loss ..............................      (315,167)       (180,321)
Pro forma basic and diluted loss per common share         (0.01)          (0.02)

Pro forma basic and diluted weighted average
   common shares outstanding ....................    34,370,100      10,638,300

NOTE 9 - STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS


         On January 5, 2006, the Company adopted its 2005 Stock Incentive Plan (the "Plan"), which authorized the granting of a variety of stock-based incentive awards. The Plan is administered by the

Board of Directors, or a committee appointed by the Board of Directors, which determines the recipients and terms of the awards granted. The Plan provides for a total of 3,500,000 shares of common stock to be reserved for issuance under the Plan. There were no options granted during the year ended December 31, 2005.

         Additional   information   relating  to  stock   options  and  warrants
outstanding and exercisable at December 31, 2005, summarized by exercise price is as follows:

                                                                                    Exercisable
                                     Outstanding Weighted Average                Weighted Average
                               -----------------------------------------   ---------------------------
                                                Life         Exercise                      Exercise
  Exercise Price Per Share       Shares       (years)         Price          Shares         Price
----------------------------   -----------   -----------   -------------   -----------   -------------
    $ 1.25 (warrants)             625,000       4.9           $ 1.25          625,000       $ 1.25
    $ 2.00 (warrants)           2,500,000       4.9           $ 2.00        2,500,000       $ 2.00
                               -----------                                 -----------

                                3,125,000       4.9           $ 1.85        3,125,000       $ 1.85
                               ===========                                 ===========

NOTE 10- INCOME TAXES

         On June 1, 2005, Versatile's Sub-Chapter S election was terminated and Versatile became a C-Corporation for income tax purposes.

         On November 22, 2005, People's Liberation (formally Century Pacific Financial Corporation) acquired all of the outstanding voting securities of Bella Rose and Versatile, each of which became a wholly-owned subsidiary of the Company. As a result, Bella Rose and Versatile are consolidated and taxes are reported by the parent, People's Liberation. Taxes are calculated on a consolidated basis at C-Corporation tax rates.

         Deferred income taxes arise principally from temporary differences in the method of depreciating property and equipment for income tax reporting purposes and the use of inventory capitalization requirements for income tax reporting purposes. A valuation account has not been provided for deferred income tax assets as the Company believes that it is more likely than not that it will realize the future income tax benefits.


         The provision for income taxes for the year ended December 31, 2005 consists of the following:

         Federal:
           Current provision ........................           $15,300
           Deferred provision .......................            26,700
                                                                -------
                                                                 42,000

         State:
           Current provision ........................             2,700
           Deferred provision .......................             4,700
                                                                -------
                                                                  7,400
                                                                -------
                                                                $49,400
                                                                =======

         The difference between the provision for income taxes and the expected income tax provision determined by applying the statutory federal and state income tax rates to pre-tax accounting income for the years ended December 31, 2005 and 2004 are as follows:


                                                         2005       2004
                                                        ------     ------

         Federal statutory rate ...................      (34.0)%     --   %
         State taxes net of Federal benefit .......       (6.0)       0.3
         S Corp status through May 31, 2005 .......       (1.1)      --
         LLC status through November 22, 2005 .....       49.4       --
         Other ....................................        1.2       --
                                                        ------     ------

                                                           9.5 %      0.3 %
                                                        ======     ======

         The components of the Company's consolidated deferred income tax balances as of December 31, 2005 are as follows:

         Deferred income tax asset - current:

              Inventories                               $   9,600
                                                        =========

         Deferred income tax liability - non current

              Property and equipment                    $  41,000
                                                        =========

NOTE 11 - APPAREL BRAND AGREEMENT

         Bella Rose has an agreement with William Rast Enterprises, an entity owned by Justin Timberlake. Versatile owns the William Rast tradename and under the brand agreement, Bella Rose has the exclusive rights to manufacture clothing and accessories under the William Rast tradename. The agreement provides for the payment to William Rast Enterprises of the greater of 50% of the net profits of the William Rast apparel line or net profits equal to 6% of net sales of William Rast apparel. The agreement has an indefinite term. Included in selling expense for the year ended December 31, 2005, is approximately $32,000 of royalties related to this agreement.

NOTE 12 - RELATED PARTY TRANSACTIONS

         Paul Guez, Daniel Guez's father, loaned Versatile Entertainment, Inc. $75,000 in May 2005 pursuant to a note payable which was unsecured, bore interest at 5% and was due on demand. The note and accrued interest was repaid in November 2005.

         During 2004, Tag-It Pacific, Inc. loaned an aggregate of $293,989 to Versatile Entertainment, Inc., which loan was unsecured, and due on demand. On May 16, 2005, the then outstanding balance of $300,000 due to Tag-It Pacific, Inc. was repaid with borrowings from an unrelated entity. On May 16, 2005, Colin Dyne, CEO of Tag-It Pacific, Inc., assumed Versatile's obligation to the unrelated entity in exchange for the issuance of 45 shares of Versatile's common stock. After giving 9.546 shares of his Versatile common stock to various parties, the remaining 35.454 shares of common stock held by Mr. Dyne were exchanged for 775,294.3 shares of our series A convertible preferred stock on November 22, 2005, the closing date of the exchange transaction with Versatile Entertainment and Bella Rose.

         During the years ended December 31, 2005 and 2004, Versatile purchased trim products from Tag-it Pacific, Inc., a related entity as of May 16, 2005, amounting to $74,960 and $10,480, respectively. During the year ended December 31, 2005, the Company incurred approximately $35,000 for services provided by an employee of Tag-it Pacific, Inc.

         On July 15, 2005, accounts payable resulting from consulting services provided to Bella Rose were converted to a 10% member interest in Bella Rose.

         The Company paid $10,000 in consulting fees to a stockholder of the Company during the year ended December 31. 2005.

NOTE 13 - LEASES

         The Company leases its office and warehouse space under a lease agreement commencing in October 2005 and expiring in December 2008. The Company also leased its showrooms on a month-to-month basis through December 2005. Beginning January 2006, rental costs related to the two showrooms are incurred by our sales agent under our service agreement. The Company accounts for its leases in accordance with SFAS No. 13, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to the income statement on a straight line basis over the related lease term. Total rent expense for the years ended December 31, 2005 and 2004 totaled $85,250 and $23,900, respectively.

         Future annual minimum payments due under the office and warehouse lease are summarized as follows:


          YEARS ENDING DECEMBER 31,
          -------------------------
          2006..........................................  $281,820
          2007..........................................   281,820
          2008..........................................   281,820
                                                          --------
                                                          $845,460

NOTE 14--GEOGRAPHIC INFORMATION

         The Company designs, markets and sells high-end casual apparel under the People's Liberation and William Rast brand names. The types of products developed and sold by the Company are not sufficiently different to account for these products separately or to justify segmented reporting by product type.

         The Company distributes its products internationally and has reporting requirements based on geographic regions. All of the Company's long-lived assets are located in the United States. Sales are attributed to countries based on customer delivery locations, as follows:

                                                      Year Ended December 31,
                                                  ------------------------------
                                                     2005                2004
                                                  ----------          ----------
Sales:
     United States .....................          $5,513,100          $  163,072
     Japan .............................             248,291                --
     Canada ............................              21,871                --
     United Kingdom ....................              12,219                --
     Other .............................               7,586                --
                                                  ----------          ----------
                                                  $5,803,067          $  163,072
                                                  ==========          ==========

NOTE 15 - CUSTOMER CONCENTRATION

         During the year ended December 31, 2005, two customers comprised greater than 10% of the Company's sales. Sales to these customers amounted to 16.4% and 15.3% of net sales for the year ended December 31, 2005. During the year ended December 31, 2004, one customer comprised greater than 10% of the Company's sales. Sales to this customer amounted to 18.7% of net sales for the year ended December 31, 2004. At December 31, 2005 and 2004, receivables due from these customers are included in due from factor.

NOTE 16 - SUPPLIER CONCENTRATION

         During the year ended December 31, 2005, three suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 45.7%, 22.0% and 16.8% for the year ended December 31, 2005. At December 31, 2005, accounts payable and accrued expenses included an aggregate of approximately $1,095,000 due to these vendors. During the year ended December 31, 2004, one supplier comprised greater than 10% of the Company's purchases. Purchases from this supplier amounted to 70.3% for the year ended December 31, 2004. At December 31, 2004, accounts payable and accrued expenses included $19,233 due to this vendor.

NOTE 17 - OFF-BALANCE SHEET RISK AND CONTINGENCIES

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. As described in
Note 3, the Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At December 31, 2005, total factor receivables approximated $2,110,000.

         The Company may be subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         In accordance with the bylaws of the Company, officers and directors are indemnified for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions of its bylaws is unlimited. At this time, the Company believes the estimated fair value of the indemnification provisions of its bylaws is minimal and therefore, the Company has not recorded any related liabilities.

         In addition to the indemnification required in our articles of incorporation and bylaws, we have entered into indemnity agreements with each of our current officers and directors. These agreements provide for the indemnification of our directors and officers for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were our agents. We believe these indemnification provisions and agreements are necessary to attract and retain qualified directors and officers.

         The Company enters into indemnification provisions under its agreements in the normal course of business, typically with suppliers, customers, distributors and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities or, in some cases, as a result of the indemnified party's activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any related liabilities.

NOTE 18 - SUBSEQUENT EVENTS

         On January 3, 2006, the Company entered into an Employment Agreement with Darryn Barber pursuant to which he serves as our Chief Financial Officer and Chief Operating Officer. The agreement is for a term of 2 years commencing as of November 22, 2005 and terminating on November 21, 2007. For a period of six months, Mr. Barber is permitted to perform transition services for other entities up to approximately one business day per week. Mr. Barber will receive an annual salary of $172,000 during the initial six-month period. Thereafter, Mr. Barber will receive a base salary of $212,000 up to the first anniversary of his appointment, and $232,000 during the second year of his contract. In addition to his base salary, Mr. Barber will receive an annual bonus of not less than $25,000 and no more than $100,000 based on objectives determined by our Board of Directors. Mr. Barber will also be granted a non-qualified stock option to purchase up to 300,000 shares of our common stock at an exercise price equal to the "fair market value" of such shares on the date the option is approved by our Board of Directors. In the event Mr. Barber is terminated without cause, the Company shall continue to pay Mr. Barber's then current base salary for the remaining term of the agreement, without regard to any employment of Mr. Barber by a third party.

         On January 5, 2006, the Company entered into a consulting agreement with MK Sportswear. Under the terms of the agreement, MK Sportswear will provide sales and customer services functions on behalf of the Company. The agreement provides for commissions at an agreed upon percentage of net sales and has a term of two years that expires on December 31, 2007. In accordance with the agreement, the Company will issue 150,000 options to purchase common stock at the market price of the Company's stock on the date of approval by the Board of Directors and when the Plan is qualified under the regulations of the State of California.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and President, Daniel Guez, and Chief Financial Officer, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2005, the end of the period covered by this report. Based upon that evaluation, Messrs. Guez and Barber concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the name, age and position of each of our executive officers and directors as of February 21, 2006.

     NAME                    AGE             POSITION HELD
     ----                    ---             -------------

Daniel Guez                  28              Chief Executive Officer, President,
                                               Secretary and Director
Darryn Barber                30              Chief Financial Officer and Chief
                                               Operating Officer
Dean Oakey                   48              Director
Kevin R. Keating             65              Director

         DANIEL GUEZ, the founder of Versatile Entertainment, Inc. and Bella Rose, LLC became our Chief Executive Officer, President and Secretary and a director on November 22, 2005. Mr. Guez also serves as President of Versatile Entertainment, Inc., a position he has held since April 2001, and manager of Bella Rose, a position he has held since May 2005. Prior to July 2004, Mr. Guez managed several private label divisions of Innovo Group, Inc. and Azteca Production International, Inc., Los Angeles based manufacturers of denim apparel. Mr. Guez started his career in the apparel industry in 1995.

         DARRYN BARBER has served as our Chief Financial Officer since November 22, 2005. Prior to joining us, Mr. Barber spent five years as a senior associate at Europlay Capital Advisors, LLC and its affiliates. Mr. Barber has been successful in evaluating, developing, and operating businesses in the entertainment and technology fields. Mr. Barber has been responsible for preparing business models, financial planning, evaluating and valuing businesses, providing corporate and strategic advice and preparing businesses for strategic transactions. Mr. Barber brings over 10 years experience in owning and operating businesses. Prior to Europlay Capital Advisors, Mr. Barber was Director of Operations of Trademark Cosmetics, a private label cosmetic manufacturing company. Mr. Barber earned an MBA from California State University Northridge and a BA in business economics from University of California Santa Barbara.

         DEAN OAKEY has served as a director since November 22, 2005. From June 1997 to present, Mr. Oakey has served as the Managing Director of Corporate Finance and Capital Markets at Sanders Morris Harris, Inc., an investment banking firm. In this capacity, Mr. Oakey has been responsible for business development and management duties, with a focus on the apparel industry.

         KEVIN R. KEATING has served as a director since February 4, 2005, and served as our former President, Secretary and Treasurer from February 4, 2005 to November 22, 2005. Mr. Keating is an investment executive and for the past nine years has been the Branch Manager of the Vero Beach, Florida, office of Brookstreet Securities Corporation. Brookstreet is a full-service, national network of independent investment professionals. Mr. Keating services the investment needs of private clients with special emphasis on equities. For more than 35 years, he has been engaged in various aspects of the investment brokerage business. Mr. Keating began his Wall Street career with the First Boston Company in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. Since 1982, he has been associated with a variety of firms as a registered representative servicing the needs of individual investors. Mr. Keating is also the manager and sole member of Vero Management, LLC, which had a management agreement with us that terminated effective as of the closing of the exchange agreement on November 22, 2005.

COMMITTEES OF THE BOARD OF DIRECTORS

         Our board of directors currently consists of three members. Each director was elected either at a meeting of shareholders or by written consent of the shareholders and serves until our next annual meeting or until his or her successor is duly elected and qualified.

         Our board does not have any committees, including an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. As we do not maintain an audit committee, we do not have an audit committee "financial expert" within the meaning of Item 401(e) of Regulation S-B.

         We intend to establish an audit committee, compensation committee, and nominating and corporate governance committee following the expansion of our board to include at least three directors who are independent under the applicable rules of the SEC and NASDAQ.

DIRECTOR COMPENSATION

         We are currently revising our compensation plan and intend to pay outside directors a fee for being a board member as well as fees for chairing and sitting on committees of the board, when such committees are established.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all
Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2005, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

         We have adopted a Code of Ethics applicable to all of our Board members and to all of our employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics constitutes a "code of ethics" as defined by applicable SEC rules and a "code of conduct" as defined by applicable NASDAQ rules. The Code of Ethics is being publicly filed with the SEC as an exhibit to our current Annual Report on Form 10-KSB for the fiscal year 2005. You may also request a copy of the Code of Ethics by writing or calling us at:

         People's Liberation, Inc.
         Attn:  Investor Relations
         150 West Jefferson Boulevard
         Los Angeles, CA 90007
         (213) 745-2123

         Any waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed in a report on Form 8-K filed with the SEC.

ITEM 10.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning all compensation paid to our Chief Executive Officer for services to us in all capacities for each of the three fiscal years ended December 31 indicated below. No other officer was paid more than $100,000 during the last fiscal year. The compensation table excludes other compensation in the form of perquisites and other personal benefits that constituted less than 10% of the total annual salary and bonus for the executive officer during the applicable fiscal year.

                                                                                                      LONG-TERM
                                                                                                    COMPENSATION
                                                                ANNUAL COMPENSATION                    AWARDS
                                                    -------------------------------------------    --------------
                                                                                                      NUMBER OF
                                    FISCAL YEAR                                                      SECURITIES
NAME AND                               ENDED                                      OTHER ANNUAL       UNDERLYING
PRINCIPAL POSITION                  DECEMBER 31,      SALARY         BONUS        COMPENSATION        OPTIONS
-------------------------------     -----------     -----------    -----------   --------------    --------------
Daniel Guez (1) ...............        2005          $151,202       $155,929        $ 15,006             N/A
   Chief Executive Officer,            2004          $ 62,308          N/A          $ 52,836             N/A
   President and Secretary             2003             --             --             --                 N/A

Kevin R. Keating (2) ..........        2005             $0             $0           $  5,000             N/A
   Former President,                   2004            N/A            N/A             N/A                N/A
   Treasurer and Secretary             2003            N/A            N/A             N/A                N/A

David Hadley (3) ..............        2005          $ 16,848          $0             N/A                N/A
   Former CEO and                      2004          $ 60,000          $0           $ 20,500             N/A
   President                           2003          $ 60,000          $0           $ 20,500             N/A

----------
         (1) Mr. Guez's commenced his service as Chief Executive Officer of our company on November 22, 2005. The amounts in the table also reflect compensation paid to Mr. Guez as Chief Executive Officer of our subsidiary, Versatile Entertainment, Inc. prior to November 22, 2005.

         (2) Mr. Keating served as our President, Treasurer and Secretary from February 4, 2005 to November 22, 2005. On June 28, 2005, we issued Mr. Keating 54,054 shares of our common stock in consideration for services rendered by him, valued at $5,000.

         (3) Mr. Hadley served as our Chairman of the Board, Chief Executive Officer and President until February 4, 2005. Mr. Hadley has no stock options to purchase shares of common stock and was paid no compensation for his services as Chief Executive Officer and President. As Chief Executive Officer and President of our former wholly-owned subsidiary, Global Medical Technologies, Inc., Mr. Hadley was paid an annual salary of $60,000 together with an annual bonus as set forth above in connection with his services to Global Medical Technologies, Inc. On December 15, 2004, we issued Mr. Hadley 2,470,000 restricted common shares on a pre-reverse stock split basis in exchange for $125,000 accumulated unpaid salary.

OPTION GRANTS IN 2005

         We did not grant options to purchase common stock during 2005.

OPTION VALUES AT DECEMBER 31, 2005

         None of the executive officers named in the summary table above exercised options during 2005.

2005 STOCK INCENTIVE PLAN

         Our 2005 Stock Incentive Plan was adopted on November 23, 2005 and became effective on January 5, 2006. A total of 3,500,000 shares of common stock have been reserved for issuance upon exercise of awards granted under the 2005 Stock Incentive Plan. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2005 Stock Incentive Plan.

         Our 2005 Stock Incentive Plan will terminate after 10 years from the date on which our board approved the plan, unless it is terminated earlier by our board. The plan authorizes the award of stock options and stock purchase grants.

         Our 2005 Stock Incentive Plan is administered by our full board of directors. To the extent we expand our board of directors, we intend to form a compensation committee, all of the members of which will be independent directors under applicable federal securities laws and outside directors as defined under applicable federal tax laws. Following its formation, the compensation committee will have the authority to construe and interpret the plan, grant awards and make all other determinations necessary or advisable for the administration of the plan.

         Our 2005 Stock Incentive Plan provides for the grant of both incentive stock options that qualify under Section 422 of the Internal Revenue Code and nonqualified stock options. Incentive stock options may be granted only to employees of ours or any parent or subsidiary of ours. All awards other than incentive stock options may be granted to our employees, officers, directors, consultants, independent contractors and advisors of ours or any parent or subsidiary of ours. The exercise price of incentive stock options must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% shareholders must be at least equal to 110% of that value. The exercise price of nonqualified stock options will be determined by our compensation committee when the options are granted.

         In general, options will vest over a four-year period. The term of options granted under our 2005 Stock Incentive Plan may not exceed 10 years.

         Awards granted under our 2005 Stock Incentive Plan may not be transferred in any manner other than by will or by the laws of descent and distribution or as determined by our compensation committee. Unless otherwise restricted by our compensation committee, nonqualified stock options may be exercised during the lifetime of the optionee only by the optionee, the optionee's guardian or legal representative or a family member of the optionee who has acquired the option by a permitted transfer. Incentive stock options may be exercised during the lifetime of the optionee only by the optionee or the optionee's guardian or legal representative. Options granted under our 2005 Stock Incentive Plan generally may be exercised for a period of three months after the termination of the optionee's service with us or any parent or subsidiary of ours. Options will generally terminate immediately upon termination of employment for cause.

         The purchase price for restricted stock will be determined by our board of directors or compensation committee, as applicable, at the time of grant. Stock bonuses may be issued for past services or may be awarded upon the completion of services or performance goals.

         If we are subject to a sale, merger, consolidation, reorganization, liquidation or change in control, our Board of Directors may take actions which include (but shall not be limited to) establishing, amending or waiving the type, terms, conditions or duration of, or restrictions on rights so as to provide for earlier, later, extended or additional time for exercise and other modifications. In addition, the Board of Directors may take such actions with respect to all participants, to certain categories of participants or only to individual participants in the plan. Moreover, the Board of Directors may take such action before or after granting rights to which the action relates and before or after any public announcement with respect to such sale, merger, consolidation, reorganization, liquidation or change in control that is the reason for such action.

EMPLOYMENT CONTRACTS

         Except as described below, we are not parties to any employment agreements with any of our executive officers.

         On January 3, 2006, we entered into an Employment Agreement with Darryn Barber pursuant to which he serves as our Chief Financial Officer and Chief Operating Officer. The agreement is for a term of 2 years commencing as of November 22, 2005 and terminating on November 21, 2007. For a period of six months, Mr. Barber is permitted to perform transition services for other entities up to approximately one business day per week. Mr. Barber will receive an annual salary of $172,000 during the initial six month period. Thereafter, Mr. Barber will receive a base salary of $212,000 up to the first anniversary of his appointment, and $232,000 during the second year of his contract. In addition to his base salary, Mr. Barber will receive an annual bonus of not less than $25,000 and no more than $100,000 based on objectives determined by our Board of Directors. Mr. Barber will also be granted a non-qualified stock option to purchase up to 300,000 shares of our common stock at an exercise price equal to the "fair market value" of such shares on the date the option is approved by our Board of Directors. In the event Mr. Barber is terminated without cause, we shall continue to pay Mr. Barber's then current base salary for the remaining term of the agreement, without regard to any employment of Mr. Barber by a third party.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table presents information regarding the beneficial ownership of our common stock as of February 21, 2006 by:

         o        each  of  the  executive   officers   listed  in  the  summary
                  compensation table;

         o        each of our directors;

         o        all of our directors and executive officers as a group; and

         o each shareholder known by us to be the beneficial owner of more than 5% of our common stock.

         Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options from the Company that are currently exercisable or exercisable within 60 days of February 21, 2006 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

         The information presented in this table is based on 34,370,100 shares of our common stock outstanding on February 21, 2006. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o People's Liberation, Inc., 150 West Jefferson Boulevard, Los Angeles, CA 90007.

                                                 NUMBER OF SHARES    PERCENTAGE
                                                   BENEFICIALLY       OF SHARES
NAME OF BENEFICIAL OWNER                               OWNED         OUTSTANDING
---------------------------------------------    ----------------    -----------

EXECUTIVE OFFICERS AND DIRECTORS:
Daniel S. Guez (1)...........................       14,218,387         41.39
   Director, President and Chief Executive
   Officer and Secretary
Darryn Barber (2)............................          125,060           *
   Chief Financial Officer and Chief
   Operating Officer
Dean Oakey (3)...............................          668,383          1.93
   Director
Kevin R. Keating (4).........................           54,055           *
   Director
Directors and officers as a group
   (4 persons) (5)...........................       15,065,885         43.82

5% SHAREHOLDERS:
Colin Dyne (6) ..............................        8,231,560         23.95

----------
*    Less than 1%

(1) Consists of 13,118,387 shares of common stock beneficially held by Mr. Guez and 1,100,000 shares of common stock held by Daniel S. Guez as Custodian for Isabella Guez UTMA of CA.

(2)      Consists of 125,060 shares of common stock.

(3) Consists of 389,883 shares of common stock, warrants to purchase 262,500 shares of common stock at a strike price of $1.25 per share, and warrants to purchase 16,000 shares of common stock at a strike price of $2.00 per share.

(4) Consists of 54,055 shares of common stock. Kevin R. Keating, a director of the company, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, a selling shareholder. KRM also has the right to nominate a director of the company. Keating Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KRM Fund or Keating Securities, LLC and disclaims any beneficial interest in the shares of our common stock owned by KRM Fund. Similarly, Keating Investments, LLC, KRM Fund and Keating Securities, LLC disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating. Mr. Keating's address is 936A Beachland Boulevard, Suite 13 Vero Beach, Florida 32963.

(5) Consists of 14,787,385 shares of common stock, and warrants to purchase 278,500 shares of common stock.

(6)      Consists of 8,231,560 shares of common stock.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2005.

                             NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                             BE ISSUED UPON EXERCISE     EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                             OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   FUTURE ISSUANCE UNDER EQUITY
                               WARRANTS AND RIGHTS      WARRANTS AND RIGHTS        COMPENSATION PLANS
--------------------------   -----------------------   --------------------   ----------------------------
Equity compensation
plans approved by
security holders..........             --                       --                      3,500,000
Equity compensation
plans not approved by
security holders..........           625,000                   $1.25                       --
Total.....................           625,000                   $1.25                    4,125,000


MATERIAL FEATURES OF INDIVIDUAL EQUITY COMPENSATION PLANS NOT APPROVED BY STOCKHOLDERS

         Sanders Morris Harris Inc. acted as placement agent in connection with our capital raise, which we completed on November 23, 2005. In partial consideration for their services as placement agent, we issued to Sanders Morris Harris and its employees, Dean Oakey and Jonah Sulak, warrants to purchase an aggregate of 625,000 shares of common stock at an exercise price of $1.25 per share. The warrants are fully vested and have a term of 5 years.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Other than the employment arrangements described above in "Executive Compensation" and the transactions described below, since January 1, 2004, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

         o        in which the amount involved exceeds $60,000; and

         o in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

TRANSACTIONS WITH OFFICERS AND DIRECTORS

         On February 16, 2004, we entered into a one-year contract with Vero Management, LLC for managerial and administrative services. Vero Management was not engaged to provide, and Vero Management does not render, legal, accounting, auditing, investment banking or capital formation services. Kevin R. Keating is the manager of Vero Management. In consideration of the services provided, Vero was paid $1,000 for each month in which services were rendered. The agreement with Vero terminated on November 22, 2005.

         On August 30, 2004, we issued 1,000,000 shares of restricted common stock in exchange for a $85,000 note payable to David L. Hadley, one of our former officers.

         On December 15, 2004, we issued 2,470,000 restricted common shares in exchange for $125,000 accumulated unpaid salary to David L. Hadley.

         On January 31, 2005, we entered into an Assumption Agreement with Global Medical Technologies, Inc., Natural Technologies, Inc. and Mr. Hadley, our former Chief Executive Officer, pursuant to which we contributed all of the shares of common stock of our inactive subsidiaries, Century Pacific Financial Corp. and Century Pacific Investment Management Corporation, to Global Medical. Global Medical agreed to assume all of our liabilities and to indemnify us for any loss we incur with respect to such assumed liabilities. Global Medical, Natural Technologies, and Mr. Hadley also released us from all obligations and claims.

         On February 16, 2005, we received a non-interest bearing, unsecured demand loan from Keating Reverse Merger Fund in the amount of $50,000 to provide working capital for operating expenses. On June 28, 2005 we issued 5,000,000 restricted common shares in full payment of the $50,000 note payable to Keating Reverse Merger Fund. We granted Keating Reverse Merger Fund piggyback registration rights with respect to these shares.

         On June 28, 2005, we issued 500,000  restricted  common shares to Kevin
R. Keating for services valued at $5,000. We granted Mr. Keating piggyback registration rights with respect to these shares.

         On November 22, 2005, we entered into a certain financial advisory agreement with Keating Securities, LLC under which Keating Securities, LLC was compensated by us for its advisory services rendered to us in connection with the closing of the exchange transaction with Versatile Entertainment, Inc. and Bella Rose, LLC. The transaction advisory fee was $350,000, with the payment thereof made at the closing of the exchange transaction.

         Kevin R. Keating, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of Keating Reverse Merger Fund and is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, Keating Reverse Merger Fund or Keating Securities, LLC and disclaims any beneficial interest in the shares of our common stock owned by Keating Reverse Merger Fund. Similarly, Keating Investments, LLC, Keating Reverse Merger Fund and Keating Securities, LLC disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating.

         On November 23, 2005, we received gross proceeds of approximately $7.8 million in a private placement transaction with institutional investors and other high net worth individuals. In conjunction with the private placement transaction, we issued warrants to purchase an aggregate of 625,000 shares of common stock to Sanders Morris Harris, Inc., the placement agent, and its employees Dean Oakey and Jonah Sulak. Dean Oakey, who received 262,500 of the placement agent warrants, became a director of the company upon completion of the exchange transaction with Versatile Entertainment, Inc. and Bella Rose, LLC on November 22, 2005. The warrants are fully vested and have a per share exercise price of $1.25. From June 1997 to the present date, Mr. Oakey has served as the Managing Director of Corporate Finance and Capital Markets at Sanders Morris Harris, Inc.

         Paul Guez, Daniel Guez's father, loaned Versatile Entertainment, Inc. $75,000 in May 2005 pursuant to a note payable which was unsecured, bared interest at 5% and was due on demand. The note and accrued interest was repaid in November 2005.

TRANSACTIONS WITH 5% SHAREHOLDERS

         During 2004, Tag-It Pacific, Inc. loaned an aggregate of $293,989 to Versatile Entertainment, Inc., which loan was unsecured, and due on demand. On May 16, 2005, the then outstanding balance of $300,000 due to Tag-It Pacific, Inc. was repaid with borrowings from an unrelated entity. On May 16, 2005, Colin Dyne, CEO of Tag-It Pacific, Inc., assumed Versatile's obligation to the unrelated entity in exchange for the issuance of 45 shares of Versatile's common stock. After giving 9.546 shares of his Versatile common stock to various parties, the remaining 35.454 shares of common stock held by Mr. Dyne were exchanged for 775,294.3 shares of our series A convertible preferred stock on November 22, 2005, the closing of the exchange transaction with Versatile Entertainment and Bella Rose.

         During the year ended December 31, 2005, we purchased trim products from Tag-It Pacific, Inc., a related entity, amounting to $74,960. During the year ended December 31, 2005, we incurred approximately $35,000 for services provided by an employee of Tag-it Pacific, Inc.

ITEM 13.  EXHIBITS

         The following exhibits are filed herewith:

EXHIBIT
NUMBER                                    EXHIBIT TITLE
--------         ---------------------------------------------------------------

2.1 Exchange Agreement by and among Century Pacific Financial Corporation, Versatile Entertainment, Inc., the stockholders of Versatile, Bella Rose, LLC, and the members of Bella Rose (the "Members"), dated October 28, 2005 (1)

3.1 Restated Certificate of Century Pacific Corporation filed January 13, 1986. (2)

3.2              Certificate of Amendment filed August 22, 1986. (2)

3.3              Certificate of Amendment filed June 14, 1989. (2)

3.4              Certificate  for Renewal and Revival of Charter  filed  January
                 31, 1995. (2)

3.5 Certificate of Amendment of Certificate of Incorporation filed April 6, 1995. (2)

3.6 Certificate of Amendment of Certificate of Incorporation of Century Pacific Financial Corporation filed December 2, 1996.
                 (2)

3.7              Certificate  for Renewal  and Revival of Charter  filed May 18,
                 2004. (2)

3.8 Certificate of Amendment of Certificate of Incorporation of Century Pacific Financial Corporation dated June 28, 2005. (4)

3.9 Certificate of Amendment of Certificate of Incorporation filed January 5, 2006. (2)

3.10             Bylaws of People's Liberation, Inc.(2)

4.1              2005 People's Liberation, Inc. Option Plan. (2)

4.2              Certificate   of   Designations,    Preferences,   Rights   and
                 Limitations of Series A Convertible Preferred Stock of Century Pacific Financial Corporation (3)

10.1 Financial Advisory Agreement dated November 22, 2005, between Century Pacific Financial Corporation and Keating Securities, LLC (3)

10.2 Lease Agreement entered into by and between Ofer and Eitan Kashanian and Versatile Entertainment, Inc. dated October 11, 2005 (3)

10.3 Factor Agreement entered into on October 14, 2004 by and between Versatile and FTC Commercial Corp. (3)

10.4 Amendment No. 1 To Factoring Agreement between Versatile and FTC Commercial Corp. dated September 30, 2005 (3)

10.5 Factoring Agreement entered into by and between Bella Rose and FTC Commercial Corp. dated October 12, 2005 (3)

10.6 Assignment, Assumption and Novation Agreement by and between Versatile, Colin Dyne, and Venture Group, LLC dated May 16, 2005 (3)

10.7 Form of Subscription Agreement between the Registrant and the Investor to be identified therein. (3)

10.8             Registration Rights Agreement dated November 23, 2005 among the
                 Registrant   and  Sanders  Morris  Harris  Inc.  as  agent  and
                 attorney-in-fact for the Investors identified therein. (3)

10.9 Placement Agent Agreement dated November 23, 2005 between the Registrant and Sanders Morris Harris Inc. (3)

10.10            Form of Common Stock Purchase Warrant. (3)

10.11            Employment  Agreement of Darryn  Barber dated  January 3, 2005.
                 (2)

10.12            Form of Indemnity Agreement. (2)

14.1             People's Liberation, Inc. Code of Ethical Conduct

21.1             Subsidiaries of People's Liberation, Inc. (2)

31.1 Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1             Certification  of  Principal  Executive  Officer and  Principal
                 Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

1) Incorporated by reference to our Current Report on Form 8-K (dated October 28, 2005) filed November 1, 2005.
2) Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-130930) filed on January 9, 2006.
3) Incorporated by reference to our Current Report on Form 8-K (dated November 22, 2005), filed November 25, 2005.
4) Incorporated by reference to our Current Report on Form 8-K (dated June 28, 2005), filed July 1, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Effective November 30, 2005, Grobstein, Horwath & Co., LLP became our principal independent accounting firm. All audit work was performed by the full time employees of Grobstein, Horwath & Co., LLP. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Grobstein, Horwath & Co., LLP. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence, and has approved such services. Prior to November 30, 2005, the principal auditors of the Company were Shelley International, CPA.

     AUDIT FEES

         Fees for audit services provided by Grobstein, Horwath & Co., LLP totaled approximately $74,000 for the year ended December 31, 2005, including fees associated with the December 31, 2004 and 2003 audits, and the review of our nine-month period ended September 30, 2005.

         Fees for audit services provided by Shelley International, CPA totaled approximately $12,000 and $36,250 for the fiscal years ended September 30, 2005 and 2004.

     AUDIT-RELATED FEES

         There were no audit-related services provided for the years ended December 31, 2005 and 2004.

     TAX FEES

         There were no tax services provided for the years ended December 31, 2005 and 2004.

     ALL OTHER FEES

         No other fees were incurred during the years ended December 31, 2005 and 2004 for services provided by Grobstein, Horwath & Co., LLP or Shelley International, CPA, except as described above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PEOPLE'S LIBERATION, INC.


Date: March 3, 2006                            /S/ DARRYN BARBER
                                         ---------------------------------------
                                         By:   Darryn Barber
                                         Its:  Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                                POWER OF ATTORNEY

         The undersigned directors and officers of People's Liberation, Inc. do hereby constitute and appoint Daniel S. Guez and Darryn Barber, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          NAME                          TITLE                          DATE
          ----                          -----                          ----

  /S/ DANIEL S. GUEZ        President and Chief Executive         March 3, 2006
------------------------    Officer, Secretary, and
      Daniel Guez           Director (Principal Executive
                            Officer)

   /S/ DARRYN BARBER        Chief Financial Officer and           March 3, 2006
------------------------    Chief Operating Officer
     Darryn Barber          (Principal Financial and
                            Accounting Officer)

   /S/ KEVIN KEATING        Director                              March 3, 2006
------------------------
     Kevin Keating

    /S/ DEAN OAKEY          Director                              March 3, 2006
------------------------
      Dean Oakey