Form 10KSB/A
period 2005-12-31
PEOPLES LIBERATION INC
filed 2006-04-12
CIK 791770

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 AMENDMENT NO.1

                                       TO

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to _____________.

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

      Check  whether  the issuer is not  required  to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

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

                            Yes |_|      No |X|

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

         Transitional Small Business Disclosure Format (check one):

                            Yes |_|      No |X|

================================================================================

                                EXPLANATORY NOTE

         We are filing this Annual Report on Form 10-KSB/A (the "Amended Annual Report"), to amend our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Original Annual Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on March 7, 2006. The Company is filing this Amended Annual Report in response to comments received from the SEC. The following Items amend the Original Annual Report, as permitted by the rules and regulations of the SEC. Unless otherwise stated, all information contained in this Amended Annual Report is as of March 7, 2006. All capitalized terms used herein but not otherwise defined shall have the meanings ascribed to them in the Original Annual Report.

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

AUDITED FINANCIAL STATEMENTS:

   Report of Independent Registered Public Accounting Firm..............      2

   Consolidated Balance Sheet at December 31, 2005......................      3

   Consolidated Statements of Operations for the Years Ended
      December 31, 2005 and 2004........................................      4

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2005 and 2004........................................      5

   Consolidated Statement of Changes in Stockholders' Equity from
      January 1, 2004 to December 31, 2005..............................      6

   Notes to the Consolidated Financial Statements.......................      7

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

     As described in Note 19 to the consolidated financial statements, the financial statements have been restated for a misstatement in the calculation of earnings per share and conversion of preferred shares.


/s/ Grobstein, Horwath & Company LLP
------------------------------------
Grobstein, Horwath & Company LLP

Sherman Oaks, California
February 14, 2006, except for Note 19
as to which the date is April 11, 2006

                            PEOPLE'S LIBERATION, INC.


                           CONSOLIDATED BALANCE SHEET
                                  December 31,
                                                                        2005
                                                                    -----------
                             Assets
Current Assets:
   Cash and cash equivalents ..................................     $ 4,528,276
   Due from factor ............................................       1,994,249
   Accounts receivable ........................................          20,591
   Inventories ................................................       1,092,981
   Prepaid expenses and other current assets ..................         222,128
   Deferred tax asset .........................................           9,600
                                                                    -----------
     Total current assets .....................................       7,867,825

Property and equipment, net of accumulated depreciation .......         164,991
Trademarks ....................................................          44,336
Other assets ..................................................          46,970
                                                                    -----------
     Total Assets .............................................     $ 8,124,122
                                                                    ===========

               Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses ......................     $ 1,953,078
   Income taxes payable .......................................          15,997
                                                                    -----------
     Total current liabilities ................................       1,969,075

Deferred tax liability ........................................          41,000
                                                                    -----------
     Total Liabilities ........................................       2,010,075

Stockholders' Equity:
   Series A convertible preferred stock, $.001 par
     value; 3,500,000 shares authorized; 3,038,231
     shares issued and outstanding (2) ........................       6,672,738
   Common stock, $.001 per value; 150,000,000 shares
     authorized; 1,525,383 shares issued and
     outstanding (1)(2) .......................................           1,525
   Additional paid-in capital (2) .............................        (304,870)
   Accumulated deficit ........................................        (255,346)
                                                                    -----------
     Total Stockholders' Equity ...............................       6,114,047
                                                                    -----------
     Total Liabilities and Stockholders' Equity ...............     $ 8,124,122
                                                                    ===========

(1) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of December 31, 2005, which became effective on January 5, 2006.
(2)      As restated, see Note 19.


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended      Year Ended
                                                    December 31,    December 31,
                                                       2005            2004
                                                   ------------    ------------

Net sales ......................................   $  5,803,067    $    163,702
Cost of goods sold .............................      3,567,212         103,091
                                                   ------------    ------------
 Gross profit ..................................      2,235,855          60,611
                                                   ------------    ------------

Selling expenses ...............................        861,742          75,494
Design and production ..........................        891,985          81,638
General and administrative .....................        972,091         166,625
                                                   ------------    ------------

 Total operating expenses ......................      2,725,818         323,757
                                                   ------------    ------------

Loss from operations ...........................       (489,963)       (263,146)

Interest expense ...............................         28,637           1,189
Loss on disposal of fixed asset ................          1,567           6,786
                                                   ------------    ------------
 Total other expense ...........................         30,204           7,975
                                                   ------------    ------------

Loss before income taxes .......................       (520,167)       (271,121)
Provision for income taxes .....................         49,400             800
                                                   ------------    ------------

Net loss .......................................   $   (569,567)   $   (271,921)
                                                   ============    ============

Less preferred stock dividend (Note 8) .........      4,906,250            --
                                                   ------------    ------------

Net loss available to common shareholders ......   $ (5,475,817)   $   (271,921)
                                                   ============    ============

Basic and diluted weighted average loss per
   common share (1)(2) .........................   $     (33.60)   $       --
                                                   ============    ============

Basic and diluted weighted average common
   shares outstanding (1)(2) ...................        162,986            --
                                                   ============    ============

Pro forma income taxes and earnings per
share:
  Net loss .....................................   $   (569,567)   $   (271,921)
  Pro forma income tax benefit .................       (205,000)        (90,800)
  Pro forma net loss ...........................       (315,167)       (180,321)
  Pro forma net loss available to common
     shareholders (2) ..........................     (5,221,417)       (180,321)
  Pro forma basic and diluted loss per
     common share (2)(3) .......................          (0.23)          (0.02)

  Pro forma basic and diluted weighted
     average common shares outstanding (2)(3) ..     22,777,938      10,638,300

(1) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2004, which became effective on January 5, 2006.
(2)      As restated, see Note 19.
(3)      Assumes retroactive conversion of Series A convertible preferred stock.


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              Year Ended December 31,
                                                               2005           2004
                                                           -----------    -----------
Cash flows from operating activities:
  Net loss .............................................   $  (569,567)   $  (271,921)
  Adjustments to reconcile net loss to net cash used by
  operating activities:
     Depreciation and amortization .....................        18,778          2,305
     Loss on disposal of fixed asset ...................         1,567          6,786
     Deferred income taxes .............................        31,400           --
     Changes in operating assets and liabilities:
       Receivables .....................................    (2,037,295)       (22,978)
       Inventories .....................................    (1,056,224)       (36,757)
       Prepaid expenses and other current assets .......      (205,678)       (16,450)
       Accounts payable and accrued expenses ...........     1,846,605        131,473
       Income taxes payable ............................        15,997           --
                                                           -----------    -----------
         Net cash flows used in operating activities ...    (1,954,417)      (207,542)
                                                           -----------    -----------

Cash flows from investing activities:
  Acquisition of trademarks ............................       (41,525)        (5,883)
  Acquisition of property and equipment ................      (156,760)       (36,131)
                                                           -----------    -----------
     Net cash flows used in investing activities .......      (198,285)       (42,014)
                                                           -----------    -----------

Cash flows from financing activities:
  Net proceeds from private placement of preferred stock     6,672,737           --
  Proceeds from loan payable ...........................         6,011        293,988
  Repayment of advances from shareholder ...............          --          (42,822)
                                                           -----------    -----------
     Net cash flows provided by financing activities ...     6,678,748        251,166
                                                           -----------    -----------

Net increase in cash and cash equivalents ..............     4,526,046          1,610
Cash and cash equivalents, beginning of year ...........         2,230            620
                                                           -----------    -----------
Cash and cash equivalents, end of year .................   $ 4,528,276    $     2,230
                                                           ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest .............................................   $    28,637    $     1,189
  Income taxes .........................................         2,803            800
   Non-cash financing transactions:
       Loan payable converted to common stock ..........       300,000           --
       Trade payable converted to equity ...............        25,000           --
       Beneficial conversion feature of preferred stock
       issued to investors .............................     4,906,250           --
       Exchange of common stock and members' equity for
       preferred stock:
         Common stock ..................................      (301,000)          --
         Members' equity ...............................       643,069           --
         S Corp earnings ...............................       (13,725)
         Preferred stock Series A ......................             1           --

                 See Notes to Consolidated Financial Statements.

                                             PEOPLE'S LIBERATION, INC.

                                       CONSOLIDATED STATEMENT OF CHANGES IN
                                               STOCKHOLDERS' EQUITY
                                                                       Preferred Stock Series A
                                               Common Stock (3)                   (3)
                                           -------------------------   -------------------------
                                              Shares       Amount         Shares       Amount
                                           -----------   -----------   -----------   -----------
Balance at January 1, 2004 (1) .........          --     $      --         984,042   $     1,000

Net loss ...............................          --            --            --            --
                                           -----------   -----------   -----------   -----------
Balance at December 31, 2004 (1) .......          --            --         984,042         1,000

Stock issued for assumption of debt (1)           --            --         984,043       300,000
Formation of Bella Rose (1) ............          --            --         442,819          --
Trade payable converted to members'
   equity (1) ..........................          --            --          49,202        25,000
Issuance of common stock to existing
   shareholders of People's Liberation,
   Inc. (2) ............................     1,525,383         1,525          --            --
Exchange transaction of Versatile
   common stock and Bella Rose members'
   equity ..............................          --            --            --        (325,999)
Members' deficit adjustment for
   operations prior to exchange
   transaction .........................          --            --            --            --
Stockholder's equity adjustment for
   operations prior to change in S
   Corporation tax status ..............          --            --            --            --
Private placement of preferred stock
   Series A, including intrinsic value
   of beneficial conversion feature ....          --            --         578,125     6,672,737
Net loss ...............................          --            --            --            --
                                           -----------   -----------   -----------   -----------
Balance at December 31, 2005 ...........     1,525,383   $     1,525     3,038,231   $ 6,672,738
                                           ===========   ===========   ===========   ===========


                                           Additional
                                            Paid-in       Accumulated
                                           Capital (3)     Deficit          Total
                                           -----------    -----------    -----------
Balance at January 1, 2004 (1) .........   $      --      $   (43,202)   $   (42,202)

Net loss ...............................          --         (271,921)      (271,921)
                                           -----------    -----------    -----------
Balance at December 31, 2004 (1) .......          --         (315,123)      (314,123)

Stock issued for assumption of debt (1)           --             --          300,000
Formation of Bella Rose (1) ............          --             --             --
Trade payable converted to members'
   equity (1) ..........................          --             --           25,000
Issuance of common stock to existing
   shareholders of People's Liberation,
   Inc. (2) ............................        (1,525)          --             --
Exchange transaction of Versatile
   common stock and Bella Rose members'
   equity ..............................       325,999           --             --
Members' deficit adjustment for
   operations prior to exchange
   transaction .........................      (643,069)       643,069           --
Stockholder's equity adjustment for
   operations prior to change in S
   Corporation tax status ..............        13,725        (13,725)          --
Private placement of preferred stock
   Series A, including intrinsic value
   of beneficial conversion feature ....          --             --        6,672,737
Net loss ...............................          --         (569,567)      (569,567)
                                           -----------    -----------    -----------
Balance at December 31, 2005 ...........   $  (304,870)   $  (255,346)   $ 6,114,047
                                           ===========    ===========    ===========

(1) Reflects the equivalent number of shares of Series A preferred stock held by the shareholders of Versatile and received by the members of Bella Rose at the time of its formation on May 13, 2005 as if the exchange transaction occurred on January 1, 2004 (Note 8).
(2) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of December 31, 2005, which became effective on January 5, 2006.
(3)      As restated, see Note 19.


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

         Effective on January 5, 2006, the Company changed its corporate name from Century Pacific Financial Corporation to People's Liberation, Inc., completed a 1-for-9.25 reverse split of its common stock, adopted its 2005 Stock Incentive Plan, and its series A convertible preferred stock converted into common stock. Following the conversion of the Series A convertible preferred stock, the reverse stock split on January 5, 2006, and the subsequent issuance of shares to preserve round lot holders, 34,371,134 shares of common stock were outstanding. All share and per share information included in the accompanying consolidated financial statements reflects the effects of the reverse stock split.

         Versatile was organized as a California corporation under the laws of the State of California on April 21, 2001.

         Bella Rose was organized as a California limited liability company under the laws of the State of California on May 13, 2005.

         Bella Rose was formed in 2005, and therefore, the financial statement information for the year ended December 31, 2004 contains the balances of Versatile only. Prior to the exchange transaction on November 22, 2005, Bella Rose and Versatile had common ownership and control. The consolidated financial statements reflect the capital structure of People's Liberation, Inc., the parent holding company, after giving effect to the exchange transaction. The capital structure in the historical combined financial statements of Versatile and Bella Rose prior to the exchange transaction are different as they do not affect reverse merger accounting.

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

         Income taxes are further described in Note 10.

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

NOTE 3  - EARNINGS PER SHARE

         The Company computes and presents earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. Warrants representing 3,125,000 shares of common stock and Series A convertible preferred stock representing 32,845,751 common shares on a post conversion and reverse split basis were outstanding as of December 31, 2005, but were excluded from the average number of common shares outstanding in the calculation because the effect of inclusion would be anti-dilutive. For the year ended December 31, 2004, there were no stock options, warrants, preferred stock or other stock rights outstanding.

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:


YEAR ENDED DECEMBER 31, 2005:           LOSS (2)     SHARES (1,2)    PER SHARE
                                      (NUMERATOR)   (DENOMINATOR)    AMOUNT (2)
                                      -----------     ----------     ----------
Basic loss per share:
Net loss ........................     $  (569,567)       162,986     $    (3.50)
Preferred stock deemed dividend
   (Note 8) .....................      (4,906,250)          --           (30.10)

Effect of Dilutive Securities:
Options .........................           --              --             --
Warrants ........................           --              --             --
                                      -----------     ----------     ----------
Loss available to common
   stockholders (1) .............     $(5,475,817)       162,986     $   (33.60)
                                      ===========     ==========     ==========

YEAR ENDED DECEMBER 31, 2004:
Basic loss per share:
Loss available to common
   stockholders .................     $  (271,921)          --       $     --

Effect of Dilutive Securities:
Options .........................           --              --             --
Warrants ........................           --              --             --
                                      -----------      ----------    ----------
Loss available to common
   stockholders (1) .............     $  (271,921)          --       $     --
                                      ===========      ==========    ==========

(1) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2004, which became effective on January 5, 2006.
(2)      As restated, see Note 19.

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

CAPITAL RAISE

         Immediately following the acquisition of Versatile and Bella Rose, the Company received gross proceeds of approximately $7.8 million in a private placement transaction with institutional investors and other high net worth individuals. Pursuant to subscription agreements entered into with these investors, the Company sold 578,125.58 shares of series A convertible preferred stock at a price per share of $13.5135, which subsequently converted into 6,250,000 shares of common stock on a post reverse stock split basis. The Company also issued to the investors, five-year warrants to purchase an aggregate of 2,500,000 shares of common stock with an exercise price of $2.00 per share. After broker commissions and expenses and accounting, legal and other expenses, the Company received net proceeds of approximately $6.7 million in the capital raise. The warrants were valued at approximately $808,000 using the Black Scholes valuation model. The intrinsic value of the conversion feature related to the issuance of the Series A convertible preferred stock to investors amounted to approximately $4.9 million. The effect of recording the beneficial conversion feature on the December 31, 2005 financial statements was an increase in the additional paid-in capital of $4.9 million and an offsetting decrease in additional paid-in capital of the same amount.

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

         Concurrent with the reverse split, each share of series A convertible preferred stock was immediately and automatically converted into approximately
10.81 shares of common stock of the Company (100 for 1 conversion of preferred stock into common stock and 1 for 9.25 common share reverse split). Accordingly, following the reverse split and the mandatory conversion, the former holders of 3,038,231.92 shares of series A convertible preferred stock, in the aggregate, received 32,845,751 shares of common stock the Company, representing 95.6% of the outstanding shares of common stock immediately following the reverse split and the mandatory conversion. The holders of the Company's common stock prior to the mandatory conversion and reverse split, owned approximately 1,525,383 shares of common stock, representing 4.4% of the outstanding shares of the Company's common stock immediately following the reverse split and the mandatory conversion.

         The following Pro forma statement of operations information assumes that the automatic conversion and reverse split, as discussed above, occurred as of the beginning of the respective accounting periods. The pro forma provision for income taxes as of December 31, 2005 and 2004 assumes that Versatile Entertainment, Inc. was a C-Corporation as of the beginning of the accounting period and Bella Rose was consolidated under People's Liberation as of the beginning of the accounting period.

                                                       2005            2004
                                                   ------------    ------------
Net loss, as reported ...........................  $   (569,567)   $   (271,921)
Pro forma income tax benefit ....................      (205,000)        (90,800)
Pro forma net loss ..............................      (315,167)       (180,321)
Pro forma net loss available to common
   shareholders (1) .............................    (5,221,417)       (180,321)
Pro forma basic and diluted loss per common
   share (1) ....................................        (0.23)          (0.02)

Pro forma basic and diluted weighted average
   common shares outstanding (1) ................    22,777,938      10,638,300

(1)      As restated, Note 19.

         The following Pro forma balance sheet information assumes the automatic conversion and reverse stock split, as discussed above, occurred as of December 31, 2005.

                                                       2005
                                                   ------------
Series A convertible preferred stock ...........          --
Common stock (34,371,134 shares outstanding) ...         34,371
Additional paid-in capital .....................      6,335,022
Accumulated deficit ............................       (255,346)
                                                   ------------
Total stockholders' equity .....................   $  6,114,047
                                                   ============

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

NOTE 19 - RESTATEMENT OF FINANCIAL STATEMENTS

         As a result of a review by the Securities and Exchange Commission ("SEC") in connection with our filing of a registration statement, we have reviewed the accounting treatment of our November 2005 private placement of convertible preferred stock and exchange transaction. As a result, we have revised our accounting treatment for these transactions to record a beneficial conversion feature of approximately $4.9 million in accordance with Emerging Issues Task Force ("EITF") No. 98-5 and to change our presentation of the convertible preferred stock. As first reported, our financial statements for the fiscal years ended December 31, 2004 and 2005 reflected the retroactive conversion of Series A convertible preferred stock into common stock, which became effective on January 5, 2006. The restated financial statements for the fiscal years ended December 31, 2005 and 2004 reflect:

     o the beneficial conversion feature, relating to the issuance of 578,125 shares of Series A convertible preferred stock issued to investors, in the calculation of earning per share;

     o the convertible preferred stock outstanding that was previously presented as if it were retroactively converted into common stock as of December 31, 2005; and

     o the equivalent number of Series A preferred shares of certain items included within shareholders' equity beginning January 1, 2004 through December 31, 2005.

         These changes resulted in an increase in loss per share to common shareholders for the year ended December 31, 2005 to $(33.60) per share from the previously reported $(0.03) per share and a decrease in the weighted-average shares outstanding for the year ended December 31, 2005, and a decrease to our loss per share and weighted-average shares outstanding for the year ended December 31, 2004. The effect of recording the beneficial conversion feature on the December 31, 2005 financial statements was an increase in the additional paid-in capital of $4.9 million and an offsetting decrease in additional paid-in capital of the same amount. The restatement has no impact on total assets, liabilities, total shareholders' equity, net loss or cash flows. The restatement will not have any effect on reported earnings for future periods. A summary of the effects of the restatement as of and for the years ended December 31, 2005 and 2004 are as follows:

                                                   As Previously        As
                                                     Reported        Restated
                                                   ------------    ------------
2005
----
Basic and diluted loss per common share ........   $      (0.03)   $     (33.60)
Basic and diluted weighted-average common
shares outstanding .............................     21,415,431         162,986
Pro forma basic and diluted loss per common
share ..........................................   $      (0.01)   $      (0.23)
Pro forma basic and diluted weighted-average
common shares outstanding ......................     34,370,100      22,777,938
Net loss available to common  shareholders
                                                   $   (569,567)   $ (5,475,817)
Pro forma net loss available to common
shareholders ...................................   $   (315,167)   $ (5,221,417)

2004
----
Basic and diluted loss per common share ........   $      (0.03)   $       --
Basic and diluted weighted-average common
shares outstanding .............................     10,638,300            --

ITEM 8A. CONTROLS AND PROCEDURES

     EVALUATION OF CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2005, the end of the period covered by this report. Members of the company's management, including our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         As was initially reported, management was satisfied that its disclosure controls and procedures were effective and that no significant changes in its internal control over financial reporting had occurred. Subsequent to such evaluations, as a result of a review by the Securities and Exchange Commission in connection with our filing of a registration statement, we reviewed the accounting treatment of our November 2005 private placement of Series A convertible preferred stock. We initially concluded that the convertible preferred stock issued did not contain a beneficial conversion feature that should be recognized and measured separately. After our review, management and the Board of Directors determined to revise our accounting treatment to reflect the beneficial conversion feature of the convertible preferred stock and to restate our financial statements for the fiscal years ended December 31, 2004 and 2005.

         In addition, our financial statements for the fiscal years ended December 31, 2004 and 2005, as first reported, reflected the retroactive conversion of Series A convertible preferred stock, which became effective on January 5, 2006. After our review, management and the Board of Directors determined to revise our accounting treatment to eliminate the retroactive conversion of Series A preferred stock, and to restate our financial statements for the fiscal years ended December 31, 2004 and 2005.

         In light of the restatement, management and Grobstein, Horwath & Company, LLP, our independent accountants, concluded that a material weakness existed in our internal control over financial reporting. As a result, management has now concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report. Subsequent to December 31, 2005, we remedied this material weakness by changing our policies and procedures for accounting for instruments with convertible features. Specifically, our Chief Financial Officer, who was hired in the fourth quarter of 2005, will review and approve the appropriate accounting for convertible instruments and determine whether any embedded beneficial conversion feature is required to be recognized and measured separately.

     CHANGES IN CONTROLS AND PROCEDURES

         During the fourth quarter of 2005, there were no significant changes in our internal controls or in other factors known to the Chief Executive Officer or the Chief Financial Officer that materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. Subsequent to December 31, 2005, in response to the material weakness discussed above, we changed our policies and procedures for accounting for instruments with convertible features.

ITEM 13.  EXHIBITS

         The following exhibits are filed herewith:

EXHIBIT
NUMBER                                EXHIBIT TITLE
-------  -----------------------------------------------------------------------

2.1 Exchange Agreement by and among Century Pacific Financial Corporation, Versatile Entertainment, Inc., the stockholders of Versatile, Bella Rose, LLC, and the members of Bella Rose (the "Members"), dated October 28, 2005 (1)

3.1 Restated Certificate of Century Pacific Corporation filed January 13, 1986. (2)

3.2      Certificate of Amendment filed August 22, 1986 (2)

3.3      Certificate of Amendment filed June 14, 1989 (2)

3.4      Certificate for Renewal and Revival of Charter filed January 31, 1995
         (2)

3.5 Certificate of Amendment of Certificate of Incorporation filed April 6, 1995 (2)

3.6 Certificate of Amendment of Certificate of Incorporation of Century Pacific Financial Corporation filed December 2, 1996 (2)

3.7      Certificate for Renewal and Revival of Charter filed May 18, 2004 (2)

3.8 Certificate of Amendment of Certificate of Incorporation of Century Pacific Financial Corporation dated June 28, 2005 (4)

3.9 Certificate of Amendment of Certificate of Incorporation filed January 5, 2006 (2)

3.10     Bylaws of People's Liberation, Inc. (2)

4.1      2005 People's Liberation, Inc. Option Plan (2)

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

10.3 Factor Agreement entered into on October 14, 2004 by and between Versatile and FTC Commercial Corp. (3)

10.4 Amendment No. 1 To Factoring Agreement between Versatile and FTC Commercial Corp. dated September 30, 2005 (3)

10.5 Factoring Agreement entered into by and between Bella Rose and FTC Commercial Corp. dated October 12, 2005 (3)

10.6 Assignment, Assumption and Novation Agreement by and between Versatile, Colin Dyne, and Venture Group, LLC dated May 16, 2005 (3)

10.7 Form of Subscription Agreement between the Registrant and the Investor to be identified therein (3)

10.8 Registration Rights Agreement dated November 23, 2005 among the Registrant and Sanders Morris Harris Inc. as agent and attorney-in-fact for the Investors identified therein (3)

10.9     Placement   Agent   Agreement  dated  November  23,  2005  between  the
         Registrant and Sanders Morris Harris Inc. (3)

10.10    Form of Common Stock Purchase Warrant (3)

10.11    Employment Agreement of Darryn Barber dated January 3, 2005 (2)

10.12    Form of Indemnity Agreement (2)

14.1     People's Liberation, Inc. Code of Ethical Conduct. (5)

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

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
----------
(1) Incorporated by reference to our Current Report on Form 8-K (dated October 28, 2005) filed November 1, 2005.
(2) Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-130930) filed on January 9, 2006.
(3) Incorporated by reference to our Current Report on Form 8-K (dated November 22, 2005), filed November 25, 2005.
(4)  Incorporated by reference to our Current Report on Form 8-K (dated June 28,
     2005), filed July 1, 2005.
(5) Incorporated by reference to our Current Report on Form 10-KSB filed March 7, 2006.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PEOPLE'S LIBERATION, INC.


Date: April 11, 2006                        /S/ DARRYN BARBER
                                      ------------------------------------------
                                      By:   Darryn Barber
                                      Its:  Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           NAME                             TITLE                      DATE
           ----                             -----                      ----

   /S/ DANIEL S. GUEZ           President and Chief Executive     April 11, 2006
---------------------------     Officer, Secretary, and
       Daniel Guez              Director (Principal Executive
                                Officer)

    /S/ DARRYN BARBER           Chief Financial Officer and       April 11, 2006
---------------------------     Chief Operating Officer
      Darryn Barber             (Principal Financial and
                                Accounting Officer)

            *                   Director                          April 11, 2006
---------------------------
      Kevin Keating

            *                   Director                          April 11, 2006
---------------------------
       Dean Oakey

* BY: /S/ DANIEL GUEZ
   Daniel Guez
   As Attorney-In-Fact