Form 10KSB/A
period 2005-12-31
PEOPLES LIBERATION INC
filed 2006-04-17
CIK 791770

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 AMENDMENT NO. 2

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

                                      NONE

         Transitional Small Business Disclosure Format (check one):

                            Yes |_|      No |X|

================================================================================

                                EXPLANATORY NOTE

         We are filing this Annual Report on Form 10-KSB/A (the "Amended Annual Report" No. 2), to amend our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Original Annual Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on March 7, 2006, and subsequently amended on April 12, 2006 by our Annual Report on Form 10-KSB/A (the "Amended Annual Report No. 1"). The Company is filing this Amended Annual Report in response to comments received from the SEC. The following Items amend the Original Annual Report as amended by Amended Annual Report No. 1, as permitted by the rules and regulations of the SEC. Unless otherwise stated, all information contained in this Amended Annual Report is as of March 7, 2006. All capitalized terms used herein but not otherwise defined shall have the meanings ascribed to them in the Original Annual Report.

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


/s/ Grobstein, Horwath & Company LLP
------------------------------------
Grobstein, Horwath & Company LLP

Sherman Oaks, California
February 14, 2006, except for Note 19
as to which the date is April 11, 2006

                            PEOPLE'S LIBERATION, INC.


                           CONSOLIDATED BALANCE SHEET
                                  December 31,
                                                                        2005
                                                                   (As Restated)
                                                                    -----------
                             Assets
Current Assets:
   Cash and cash equivalents ..................................     $ 4,528,276
   Due from factor ............................................       1,994,249
   Accounts receivable ........................................          20,591
   Inventories ................................................       1,092,981
   Prepaid expenses and other current assets ..................         222,128
   Deferred tax asset .........................................           9,600
                                                                    -----------
     Total current assets .....................................       7,867,825

Property and equipment, net of accumulated depreciation .......         164,991
Trademarks ....................................................          44,336
Other assets ..................................................          46,970
                                                                    -----------
     Total Assets .............................................     $ 8,124,122
                                                                    ===========

               Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses ......................     $ 1,953,078
   Income taxes payable .......................................          15,997
                                                                    -----------
     Total current liabilities ................................       1,969,075

Deferred tax liability ........................................          41,000
                                                                    -----------
     Total Liabilities ........................................       2,010,075

Stockholders' Equity:
   Series A convertible preferred stock, $.001 par
     value; 3,500,000 shares authorized; 3,038,231
     shares issued and outstanding ............................       6,672,738
   Common stock, $.001 per value; 150,000,000 shares
     authorized; 1,525,383 shares issued and
     outstanding (1) ..........................................           1,525
   Additional paid-in capital .................................        (304,870)
   Accumulated deficit ........................................        (255,346)
                                                                    -----------
     Total Stockholders' Equity ...............................       6,114,047
                                                                    -----------
     Total Liabilities and Stockholders' Equity ...............     $ 8,124,122
                                                                    ===========

(1) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of December 31, 2005, which became effective on January 5, 2006.


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended      Year Ended
                                                    December 31,    December 31,
                                                       2005            2004
                                                   (As Restated)   (As Restated)
                                                   ------------    ------------

Net sales ......................................   $  5,803,067    $    163,702
Cost of goods sold .............................      3,567,212         103,091
                                                   ------------    ------------
 Gross profit ..................................      2,235,855          60,611
                                                   ------------    ------------

Selling expenses ...............................        861,742          75,494
Design and production ..........................        891,985          81,638
General and administrative .....................        972,091         166,625
                                                   ------------    ------------

 Total operating expenses ......................      2,725,818         323,757
                                                   ------------    ------------

Loss from operations ...........................       (489,963)       (263,146)

Interest expense ...............................         28,637           1,189
Loss on disposal of fixed asset ................          1,567           6,786
                                                   ------------    ------------
 Total other expense ...........................         30,204           7,975
                                                   ------------    ------------

Loss before income taxes .......................       (520,167)       (271,121)
Provision for income taxes .....................         49,400             800
                                                   ------------    ------------

Net loss .......................................   $   (569,567)   $   (271,921)
                                                   ============    ============

Less preferred stock dividend (Note 8) .........      4,906,250            --
                                                   ------------    ------------

Net loss available to common shareholders ......   $ (5,475,817)   $   (271,921)
                                                   ============    ============

Basic and diluted weighted average loss per
   common share (1) ............................   $     (33.60)   $       --
                                                   ============    ============

Basic and diluted weighted average common
   shares outstanding (1) ......................        162,986            --
                                                   ============    ============

Pro forma income taxes and earnings per
share:
  Net loss .....................................   $   (569,567)   $   (271,921)
  Loss before income taxes .....................       (520,167)       (271,121)
  Pro forma income tax benefit .................       (205,000)        (90,800)
  Pro forma net loss ...........................       (315,167)       (180,321)
  Pro forma net loss available to common
     shareholders ..............................     (5,221,417)       (180,321)

(1) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2004, which became effective on January 5, 2006.


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              Year Ended December 31,
                                                               2005           2004
                                                          (As Restated)
                                                           -----------    -----------
Cash flows from operating activities:
  Net loss .............................................   $  (569,567)   $  (271,921)
  Adjustments to reconcile net loss to net cash used by
  operating activities:
     Depreciation and amortization .....................        18,778          2,305
     Loss on disposal of fixed asset ...................         1,567          6,786
     Deferred income taxes .............................        31,400           --
     Changes in operating assets and liabilities:
       Receivables .....................................    (2,037,295)       (22,978)
       Inventories .....................................    (1,056,224)       (36,757)
       Prepaid expenses and other current assets .......      (205,678)       (16,450)
       Accounts payable and accrued expenses ...........     1,846,605        131,473
       Income taxes payable ............................        15,997           --
                                                           -----------    -----------
         Net cash flows used in operating activities ...    (1,954,417)      (207,542)
                                                           -----------    -----------

Cash flows from investing activities:
  Acquisition of trademarks ............................       (41,525)        (5,883)
  Acquisition of property and equipment ................      (156,760)       (36,131)
                                                           -----------    -----------
     Net cash flows used in investing activities .......      (198,285)       (42,014)
                                                           -----------    -----------

Cash flows from financing activities:
  Net proceeds from private placement of preferred stock     6,672,737           --
  Proceeds from loan payable ...........................         6,011        293,988
  Repayment of advances from shareholder ...............          --          (42,822)
                                                           -----------    -----------
     Net cash flows provided by financing activities ...     6,678,748        251,166
                                                           -----------    -----------

Net increase in cash and cash equivalents ..............     4,526,046          1,610
Cash and cash equivalents, beginning of year ...........         2,230            620
                                                           -----------    -----------
Cash and cash equivalents, end of year .................   $ 4,528,276    $     2,230
                                                           ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest .............................................   $    28,637    $     1,189
  Income taxes .........................................         2,803            800
   Non-cash financing transactions:
       Loan payable converted to common stock ..........       300,000           --
       Trade payable converted to equity ...............        25,000           --
       Beneficial conversion feature of preferred stock
       issued to investors .............................     4,906,250           --
       Exchange of common stock and members' equity for
       preferred stock:
         Common stock ..................................      (301,000)          --
         Members' equity ...............................       643,069           --
         S Corp earnings ...............................       (13,725)
         Preferred stock Series A ......................             1           --

                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                  (As Restated)

                                                 Common Stock          Preferred Stock Series A
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
                                           ===========   ===========   ===========   ===========


                                           Additional
                                            Paid-in       Accumulated
                                            Capital         Deficit          Total
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

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:


YEAR ENDED DECEMBER 31, 2005:             LOSS        SHARES (1)      PER SHARE
----------------------------          (NUMERATOR)   (DENOMINATOR)      AMOUNT
(As Restated)                         -----------     ----------     ----------
Basic loss per share:
Net loss ........................     $  (569,567)       162,986     $    (3.50)
Preferred stock deemed dividend
   (Note 8) .....................      (4,906,250)          --           (30.10)

Effect of Dilutive Securities:
Options .........................           --              --             --
Warrants ........................           --              --             --
                                      -----------     ----------     ----------
Loss available to common
   stockholders (1) .............     $(5,475,817)       162,986     $   (33.60)
                                      ===========     ==========     ==========

YEAR ENDED DECEMBER 31, 2004:
----------------------------
(As Restated)
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

                                                        2005           2004
                                                   (As Restated)
                                                   ------------    ------------
Net loss, as reported ...........................  $   (569,567)   $   (271,921)
Loss before income taxes, as reported ...........      (520,167)       (271,121)
Pro forma income tax benefit ....................      (205,000)        (90,800)
Pro forma net loss ..............................      (315,167)       (180,321)
Pro forma net loss available to common
   shareholders .................................    (5,221,417)       (180,321)
Pro forma basic and diluted loss per common
   share ........................................        (0.23)          (0.02)
Pro forma basic and diluted weighted average
   common shares outstanding ....................    22,777,938      10,638,300


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
                                                   ============

SERIES A PREFERRED STOCK

         Pursuant to the Company's Certificate of Incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share, of which 3,500,000 were designated as series A convertible preferred stock. In accordance with the Certificate of Designations, Preferences, Rights, and Limitations of the series A convertible preferred stock, the series A convertible preferred stock was automatically converted into common stock on January 5, 2006, when the Company undertook its reverse split (described above). Upon the mandatory conversion of the series A preferred stock, the shares converted returned to the status of authorized and unissued shares of preferred stock, available for future designation and issuance pursuant to the terms of the Certificate of Designations, Preferences, Rights, and Limitations.

         While the series A preferred stock was outstanding, in the event of any liquidation, dissolution or winding up of the Company, the assets of the Company available for distribution to shareholders were to be distributed among the holders of the series A preferred stock, prior to any amount being distributed to or among the holders of common stock, such that for each share of series A preferred stock, a holder of series A preferred stock would have been entitled to receive an amount equal to $0.001 per share. Thereafter, any remaining assets were to be distributed ratably amongst the holders of common stock and the holders of preferred stock on an as converted to common stock basis. The series A preferred stock did not carry any redemption rights and the holders of series A preferred stock were not entitled to dividends unless the Company paid a dividend to holders of outstanding shares of common stock. The series A preferred stock had the right to vote on an as converted to common stock basis together with the holders of the common stock, as a single class, upon all matters submitted to holders of common stock for a vote.

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

                                                   As Previously        As
                                                     Reported        Restated
                                                   ------------    ------------
2005
----
Basic and diluted loss per common share ........   $      (0.03)   $     (33.60)
Basic and diluted weighted-average common
shares outstanding .............................     21,415,431         162,986
Net loss available to common shareholders ......   $   (569,567)   $ (5,475,817)
Pro forma net loss available to common
shareholders ...................................   $   (315,167)   $ (5,221,417)

2004
----
Basic and diluted loss per common share ........   $      (0.03)   $       --
Basic and diluted weighted-average common
shares outstanding .............................     10,638,300            --

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

                                      PEOPLE'S LIBERATION, INC.


Date: April 17, 2006                        /S/ DARRYN BARBER
                                      ------------------------------------------
                                      By:   Darryn Barber
                                      Its:  Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           NAME                             TITLE                      DATE
           ----                             -----                      ----

   /S/ DANIEL S. GUEZ           President and Chief Executive     April 17, 2006
---------------------------     Officer, Secretary, and
       Daniel Guez              Director (Principal Executive
                                Officer)

    /S/ DARRYN BARBER           Chief Financial Officer and       April 17, 2006
---------------------------     Chief Operating Officer
      Darryn Barber             (Principal Financial and
                                Accounting Officer)

            *                   Director                          April 17, 2006
---------------------------
      Kevin Keating

            *                   Director                          April 17, 2006
---------------------------
       Dean Oakey

* BY: /S/ DANIEL GUEZ
---------------------------
   Daniel Guez
   As Attorney-In-Fact