Form 10KSB/A
period 2005-12-31
PEOPLES LIBERATION INC
filed 2006-04-18
CIK 791770

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 AMENDMENT NO. 3

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

                                      NONE

         Transitional Small Business Disclosure Format (check one):

                            Yes |_|      No |X|

================================================================================

                                EXPLANATORY NOTE

         We are filing this Annual Report on Form 10-KSB/A (the "Amended Annual Report" No. 3), to amend our Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "Original Annual Report"), which was originally filed with the Securities and Exchange Commission (the "SEC") on March 7, 2006, and subsequently amended on April 12, 2006 and April 17, 2006. The Company is filing this Amended Annual Report in response to comments received from the SEC. The following Items amend the Original Annual Report, as previously amended, as permitted by the rules and regulations of the SEC. Unless otherwise stated, all information contained in this Amended Annual Report is as of March 7, 2006. All capitalized terms used herein but not otherwise defined shall have the meanings ascribed to them in the Original Annual Report.

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
                                                   ============    ============

Pro forma income taxes and earnings per
share:
  Net loss .....................................   $   (569,567)   $   (271,921)
  Loss before income taxes .....................       (520,167)       (271,121)
  Pro forma income tax benefit .................       (205,000)        (90,800)
  Pro forma net loss ...........................       (315,167)       (180,321)
  Pro forma net loss available to common
     shareholders ..............................     (5,221,417)       (180,321)
  Pro forma basic and diluted loss per
     common share ..............................         (32.04)           --

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

                                      PEOPLE'S LIBERATION, INC.


Date: April 18, 2006                        /S/ DARRYN BARBER
                                      ------------------------------------------
                                      By:   Darryn Barber
                                      Its:  Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           NAME                             TITLE                      DATE
           ----                             -----                      ----

   /S/ DANIEL S. GUEZ           President and Chief Executive     April 18, 2006
---------------------------     Officer, Secretary, and
       Daniel Guez              Director (Principal Executive
                                Officer)

    /S/ DARRYN BARBER           Chief Financial Officer and       April 18, 2006
---------------------------     Chief Operating Officer
      Darryn Barber             (Principal Financial and
                                Accounting Officer)

            *                   Director                          April 18, 2006
---------------------------
      Kevin Keating

            *                   Director                          April 18, 2006
---------------------------
       Dean Oakey

* BY: /S/ DANIEL GUEZ
---------------------------
   Daniel Guez
   As Attorney-In-Fact