Form 10QSB
period 2006-03-31
PEOPLES LIBERATION INC
filed 2006-05-15
CIK 791770

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _____________ to _________________.

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

                                 (213) 745-2123
                           (Issuer's telephone number)

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

     As of May 11, 2006, the issuer had 34,371,134 shares of common stock, par value $.001 per share, issued and outstanding.

     Transitional Small Business Disclosure Format:   Yes [_]         No [X]

================================================================================

                            PEOPLE'S LIBERATION, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I     FINANCIAL INFORMATION...............................................3

Item 1.    Consolidated Financial Statements...................................3

           Consolidated Balance Sheet (unaudited) as of March 31, 2006.........3

           Consolidated Statements of Operations (unaudited) for the
           three months ended March 31, 2006 and March 31, 2005................4

           Consolidated Statements of Cash Flows (unaudited) for the
           three months ended March 31, 2006 and March 31, 2005................5

           Notes to Consolidated Financial Statements (unaudited)..............6

Item 2.    Management's Discussion and Analysis or Plan of Operation..........13

Item 3.    Controls and Procedures............................................27

PART II    OTHER INFORMATION..................................................29

Item 6.    Exhibits...........................................................29

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            PEOPLE'S LIBERATION, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                      March 31,
                                                                        2006
                                                                    -----------
                              Assets
Current Assets:
   Cash and cash equivalents ..................................     $ 3,223,468
   Due from factor ............................................       2,225,590
   Accounts receivable, net allowance for doubtful
      accounts ................................................         336,444
   Due from vendor ............................................         473,515
   Inventories ................................................       1,259,852
   Prepaid expenses and other current assets ..................          40,189
   Deferred tax asset .........................................           9,600
                                                                    -----------
     Total current assets .....................................       7,568,658

Property and equipment, net of accumulated depreciation
   and amortization ...........................................         315,079
Trademarks, net ...............................................         118,420
Other assets ..................................................          55,970
                                                                    -----------
     Total Assets .............................................     $ 8,058,127
                                                                    ===========

              Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses ......................     $ 2,259,747

Deferred tax liability ........................................          41,000
                                                                    -----------
     Total Liabilities ........................................       2,300,747

Stockholders' Equity:
   Series A convertible preferred stock, $.001 par value;
     3,500,000 shares authorized; no shares issued and
     outstanding ..............................................            --
   Common stock, $.001 per value; 150,000,000 shares
     authorized; 34,371,134 shares issued and outstanding .....          34,371
   Additional paid-in capital .................................       6,270,893
   Accumulated deficit ........................................        (547,884)
                                                                    -----------
     Total Stockholders' Equity ...............................       5,757,380
                                                                    -----------
     Total Liabilities and Stockholders' Equity ...............     $ 8,058,127
                                                                    ===========


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     2006               2005
                                                 ------------      ------------

Net sales ..................................     $  3,146,617      $    251,097
Cost of goods sold .........................        1,830,883           167,097
                                                 ------------      ------------
 Gross profit ..............................        1,315,734            84,000
                                                 ------------      ------------

Selling expenses ...........................          431,702            95,909
Design and production ......................          484,822            45,302
General and administrative .................          693,444            48,533
                                                 ------------      ------------

 Total operating expenses ..................        1,609,968           189,744
                                                 ------------      ------------

Loss from operations .......................         (294,234)         (105,744)

Interest (income) expense, net .............           (3,296)            2,009
                                                 ------------      ------------

Loss before income taxes ...................         (290,938)         (107,753)
Provision for income taxes .................            1,600               800
                                                 ------------      ------------

Net loss ...................................     $   (292,538)     $   (108,553)
                                                 ============      ============

Basic and diluted weighted average
   loss per common share (1) ...............     $      (0.01)     $       --
                                                 ============      ============

Basic and diluted weighted average
   common shares outstanding (1) ...........       32,546,370              --
                                                 ============      ============

(1) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2006, which became effective on January 5, 2006.


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                          --------------------------
                                                              2006           2005
                                                          -----------    -----------
Cash flows from operating activities:
  Net loss ............................................   $  (292,538)   $  (108,553)
  Adjustments to reconcile net loss to net cash used by
  operating activities:
     Depreciation and amortization ....................        14,347          1,813
     Increase in allowance for doubtful accounts ......        17,000           --
     Changes in operating assets and liabilities:
       Receivables, including due from vendor .........    (1,037,709)       (10,433)
       Inventories ....................................      (166,871)       (37,672)
       Prepaid expenses and other current assets ......       181,939         12,750
       Other assets ...................................       (10,536)          --
       Accounts payable and accrued expenses ..........       252,343        124,302
       Income taxes payable ...........................       (25,800)           800
                                                          -----------    -----------
         Net cash flows used in operating activities ..    (1,067,825)       (16,993)
                                                          -----------    -----------

Cash flows from investing activities:
  Acquisition of trademarks ...........................       (73,777)        (1,838)
  Acquisition of property and equipment ...............      (163,206)       (22,771)
                                                          -----------    -----------
     Net cash flows used in investing activities ......      (236,983)       (24,609)
                                                          -----------    -----------

Cash flows from financing activities:
  Proceeds from loan payable ..........................          --           11,999
  Proceeds from loan payable to related party .........          --           50,000
  Repayment of advances from shareholder ..............          --           (8,387)
                                                          -----------    -----------
     Net cash flows provided by financing activities ..          --           53,612
                                                          -----------    -----------

Net (decrease) increase in cash and cash equivalents ..    (1,304,808)        12,010
Cash and cash equivalents, beginning of period ........     4,528,276          2,230
                                                          -----------    -----------
Cash and cash equivalents, end of period ..............   $ 3,223,468    $    14,240
                                                          ===========    ===========

Supplemental  disclosures of cash flow information:
Cash paid (received) during the period for:
  Interest paid .......................................   $     1,837    $     2,009
  Income taxes paid ...................................        27,400           --
   Non-cash financing transactions:
       Conversion of convertible preferred stock and
       reverse stock split:
         Common stock .................................        32,846           --
         Additional paid-in capital ...................     6,639,892           --
         Preferred stock Series A .....................    (6,672,738)          --


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       PRESENTATION OF INTERIM INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB a and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of the management of People's Liberation, Inc. and Subsidiaries are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2005 and subsequent amendments to Form 10-KSB.

2.       ORGANIZATION

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

                           PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         Versatile was organized as a California corporation under the laws of the State of California on April 21, 2001. Bella Rose was organized as a California limited liability company under the laws of the State of California on May 13, 2005. Since Bella Rose was formed in May 2005, the financial statement information for the three months ended March 31, 2005 contains the balances of Versatile only. Prior to the exchange transaction on November 22, 2005, Bella Rose and Versatile had common ownership and control. The consolidated financial statements as of and for the three months ended March 31, 2006 reflect the capital structure of People's Liberation, Inc., the parent holding company, after giving effect to the exchange transaction. The capital structure in the historical combined financial statements of Versatile and Bella Rose prior to the exchange transaction are different as they do not affect reverse merger accounting.

3.       EARNINGS PER SHARE

         The Company computes and presents earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. Warrants representing 3,125,000 shares of common stock were outstanding as of March 31, 2006, but were excluded from the average number of common shares outstanding in the calculation because the effect of inclusion would be anti-dilutive. For the three months ended March 31, 2005, there were no stock options, warrants, preferred stock or other stock rights outstanding. For the three months ended March 31, 2006 and 2005, there were no stock based compensation grants.

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

THREE MONTHS ENDED MARCH 31, 2006             LOSS          SHARES (1)      PER SHARE
---------------------------------          (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                          ------------    ------------    ------------
Basic loss per share:
Loss available to common stockholders .   $ 32,546,370    $   (292,538)   $      (0.01)

Effect of Dilutive Securities:
Options ...............................           --              --              --
Warrants ..............................           --              --              --
                                          ------------    ------------    ------------
Loss available to common stockholders .   $   (292,538)     32,546,370    $      (0.01)
                                          ============    ============    ============

                           PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


THREE MONTHS ENDED MARCH 31, 2005             LOSS          SHARES (1)      PER SHARE
---------------------------------          (NUMERATOR)    (DENOMINATOR)       AMOUNT
                                          ------------    ------------    ------------
Basic loss per share:
Loss available to common stockholders .   $   (108,553)           --      $       --

Effect of Dilutive Securities:
Options ...............................           --              --              --
Warrants ..............................           --              --              --
                                          ------------    ------------    ------------
Loss available to common stockholders .   $   (108,553)           --      $       --
                                          ============    ============    ============

----------
(1) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2006, which became effective on January 5, 2006.

4.       DUE FROM VENDOR

         During the three months ended March 31, 2006, the Company sold piece goods to a contract vendor of finished goods for inclusion in the Company's finished products. The amount due to the Company for these piece goods amounted to $473,515 at March 31, 2006. The vendor has subsequently paid this balance or offset against amounts due by the Company to the vendor. Terms are net 30 days.

5.       INVENTORIES

         Inventories are summarized as follows:

         Piece goods and trim .....................          $  163,896
         Finished goods ...........................           1,095,956
                                                             ----------
                                                             $1,259,852
                                                             ==========

6.       STOCKHOLDERS' EQUITY

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

         CAPITAL RAISE

         Immediately following the acquisition of Versatile and Bella Rose, the Company received gross proceeds of approximately $7.8 million in a private placement transaction with institutional investors and other high net worth individuals. Pursuant to subscription agreements entered into with these investors, the Company sold 578,125.58 shares of series A convertible preferred stock at a price per share of $13.5135, which subsequently converted into 6,250,000 shares of common stock on a post reverse stock split basis. The Company also issued to the investors five-year warrants to purchase an aggregate of 2,500,000 shares of common stock with an exercise price of $2.00 per share. After broker commissions

                           PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


and expenses and accounting, legal and other expenses, the Company received net proceeds of approximately $6.6 million in the capital raise. The warrants were valued at approximately $808,000 using the Black Scholes valuation model. The intrinsic value of the conversion feature related to the issuance of the Series A convertible preferred stock to investors amounted to approximately $4.9 million. The effect of recording the beneficial conversion feature on the December 31, 2005 financial statements was an increase in the additional paid-in capital of $4.9 million and an offsetting decrease in additional paid-in capital of the same amount.

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

         Following the exchange transaction and the capital raise, the former security holders of Bella Rose and Versatile and the investors in the financing owned 95.6%, and the existing stockholders immediately prior to these transactions owned 4.4% of the Company's outstanding common stock on an as converted basis.

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

         Concurrent with the reverse split, each share of series A convertible preferred stock was immediately and automatically converted into approximately
10.81 shares of common stock of the Company (100 for 1 conversion of preferred stock to common stock and 1 for 9.25 common share reverse split). Accordingly, following the reverse split and the mandatory conversion, the former holders of 3,038,231.92 shares of series A convertible preferred stock, in the aggregate, received 32,845,751 shares of common stock the Company, representing 95.6% of the outstanding shares of common stock immediately following the reverse split and the mandatory conversion. The former holders of the Company's common stock owned approximately 1,525,383 shares of common stock, representing 4.4% of the outstanding shares of the Company's common stock immediately following the reverse split and the mandatory conversion.

         The following Pro forma statement of operations information assumes the automatic conversion and reverse split, as discussed above, occurred as of the beginning of the accounting period. The pro forma provision for income taxes for the three months ended March 31, 2005 assumes that Versatile Entertainment, Inc. was a C-Corporation as of the beginning of the accounting period.

                           PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                               Three months
                                                                   ended
                                                              March 31, 2005
                                                              -------------

     Net loss, as reported ................................   $   (108,553)
     Loss before income taxes, as reported ................       (107,753)
     Pro forma income tax benefit .........................        (43,100)
     Pro forma net loss ...................................        (64,653)
     Pro forma net loss available to common shareholders ..        (64,653)
     Pro forma basic and diluted loss per common share ....          (0.01)
     Pro forma basic and diluted weighted average
        common shares outstanding .........................     12,163,683

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

7.       EMPLOYMENT AGREEMENT

         On January 3, 2006, the Company entered into an Employment Agreement with Darryn Barber pursuant to which he serves as the Company's Chief Financial Officer and Chief Operating Officer. The agreement is for a term of 2 years commencing as of November 22, 2005 and terminating on November 21, 2007. For the six month period commencing on November 22, 2005, Mr. Barber was permitted to perform transition services for other entities up to approximately one business day per week, and Mr. Barber received an annual salary of $172,000 during this initial six-month period. Mr. Barber is currently receiving a base salary of $212,000 up to the first anniversary of his appointment, and will receive $232,000 during the second year of his contract. In addition to his base salary, Mr. Barber will receive an annual bonus of not less than $25,000 and no more than $100,000 based on objectives determined by our Board of Directors. Mr. Barber will also be granted a non-qualified stock option to purchase up to 300,000 shares of our common stock at an exercise price equal to the "fair market value" of such shares on the date the option is approved by our Board of Directors. In the event Mr. Barber is terminated without cause, the Company shall continue to pay Mr. Barber's then current base salary for the remaining term of the agreement, without regard to any employment of Mr. Barber by a third party.

8.       CONSULTING AGREEMENT

         On January 5, 2006, the Company entered into a consulting agreement with MK Sportswear. Under the terms of the agreement, MK Sportswear will provide sales and customer services functions on behalf of the Company. The agreement provides for commissions at an agreed upon percentage of net sales and has a term of two years that expires on December 31, 2007. In accordance with the agreement,

                           PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


the Company will issue 150,000 options to purchase common stock at the market price of the Company's stock on the date of approval by the Board of Directors.

9.       OFF BALANCE SHEET RISK AND CONTINGENCIES

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At March 31, 2006, total factor receivables approximated $1,964,000.

         The Company may be subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         In accordance with the certificate of incorporation, directors are indemnified for breach of fiduciary duty in certain circumstances. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions of its certificate of incorporation is unlimited. At this time, the Company believes the estimated fair value of the indemnification provisions of its certificate of incorporation is minimal and therefore, the Company has not recorded any related liabilities.

         Similarly, in accordance with the bylaws of the Company, officers and directors are indemnified for certain events or occurrences arising as a result of the officer or director's serving in such capacity. The term of the indemnification period provided in the bylaws is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions of its bylaws is unlimited. At this time, the Company believes the estimated fair value of the indemnification provisions of its bylaws is minimal and therefore, the Company has not recorded any related liabilities.

         In addition to the indemnification required in the Company's certificate of incorporation and bylaws, the Company has entered into indemnity agreements with each of its current officers and directors. These agreements provide for the indemnification of directors and officers for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were the Company's agents. The Company believes these indemnification provisions and agreements are necessary to attract and retain qualified directors and officers.

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

                           PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10.      NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard has not had a material impact on the Company's consolidated financial position and results of operations.

         In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections", a replacement of Accounting Principles Board Opinion No. 20, "Accounting Changes", and Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period of specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The adoption of SFAS 154 has not had a material effect on the Company's consolidated financial position, cash flows or results of operations.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140," to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement occurring after the beginning of an entity's fiscal year that begins after September 5, 2006. The adoption of this Statement is not expected to have a material effect on the Company's consolidated financial statements.

         In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provision of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective as of the beginning of an entity's fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and subsequent amendments to Form 10-KSB and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis or Plan of Operation" and other information contained in such Form 10-KSB and subsequent amendments to Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF PEOPLE'S LIBERATION, INC. FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND THE THREE MONTHS ENDED MARCH 31, 2005. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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

         INVENTORIES. Inventories are evaluated on a continual basis and reserve adjustments, if any, are made based on management's estimate of future sales value of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to the adjustments become known. Inventories, consisting of piece goods and trim, work-in-process and finished goods, are stated at the lower of cost (first-in, first -out method) or market.

         ACCOUNTS RECEIVABLE. Factored accounts receivable balances with recourse, chargeback and other receivables are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. Factored accounts receivable without recourse are also evaluated on a continual basis and allowances are provided for anticipated returns, discounts and other chargebacks based on management's estimate of the collectibility of customer accounts and historical return, discount and other chargeback rates. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 10 to Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                     THREE MONTHS   THREE MONTHS
                                                         ENDED          ENDED
                                                       MARCH 31,       MARCH 31,
                                                         2006           2005
                                                       --------       --------

Net sales .....................................           100.0%         100.0%
Cost of goods sold ............................            58.2           66.6
                                                       --------       --------
Gross profit ..................................            41.8           33.4
Selling expenses ..............................            13.7           38.2
Design and production expenses ................            15.4           18.0
General and administrative expenses ...........            22.0           19.3
                                                       --------       --------
Operating loss ................................            (9.3)%        (42.1)%
                                                       ========       ========

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 AND THREE MONTHS ENDED MARCH 31, 2005

         NET SALES

                                     THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED
                                       MARCH 31,       MARCH 31,        PERCENT
                                         2006            2005           CHANGE
                                      ----------      ----------      ----------

         Net Sales .............      $3,146,617      $  251,097          *
         * Not meaningful

         The increase in net sales for the three months ended March 31, 2006 was due to the continued growth of our People's Liberation and William Rast apparel lines. We commenced operations of our People's Liberation business in July 2004 and began shipping our products in the fourth quarter of 2004. We commenced operations of our William Rast business in May 2005 and began shipping our products in the fourth quarter of 2005. Net sales increased approximately $278,000 from the fourth quarter of 2005 to the first quarter of 2006. This increase was due primarily to the sales growth of our People's Liberation apparel line which continues to be well received by our target retailers.

         GROSS PROFIT

                                     THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED
                                       MARCH 31,       MARCH 31,        PERCENT
                                         2006            2005           CHANGE
                                      ----------      ----------      ----------

         Gross Profit ..........      $1,315,734      $   84,000          *
         * Not meaningful


         Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight and overhead expenses. Overhead expenses primarily consist of warehouse and shipping salaries and expenses. Our gross margin increased to 41.8% for the three months ended March 31, 2006 from 33.4% for the three months ended March 31, 2005. Gross profit as a percentage of net sales also increased from 34.2% for the fourth quarter of 2005 to 41.8% for the first quarter of 2006. The increase in gross profit as a percentage of net sales was due to economies of scale achieved in the manufacturing process of our products. We will continue to seek out manufacturers, suppliers and other vendors with competitive pricing for quality products and services in an effort to continue to improve our gross margin.

              SELLING EXPENSES

                                     THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED
                                       MARCH 31,       MARCH 31,        PERCENT
                                         2006            2005           CHANGE
                                      ----------      ----------      ----------

         Selling expenses ..........  $  431,702      $   95,909          *
         * Not meaningful

         Selling expense for the three months ended March 31, 2006 and 2005 primarily related to tradeshow, sales commissions, travel and showroom expenses. As a percentage of net sales, selling expenses decreased to 13.7% for the three months ended March 31, 2006 compared to 38.2% for the three months ended March 31, 2005, as a result of net sales increasing during the period more rapidly than selling expenses.

              DESIGN AND PRODUCTION EXPENSES

                                     THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED
                                       MARCH 31,       MARCH 31,        PERCENT
                                         2006            2005           CHANGE
                                      ----------      ----------      ----------

         Design and production
            expenses ...............  $  484,822      $   45,302          *
         * Not meaningful

         Design and production expenses for the three months ended March 31, 2006 and 2005 primarily related to design salaries and sample costs. As a percentage of net sales, design and production expenses decreased to 15.4% for the three months ended March 31, 2006 compared to 18.0% for the three months ended March 31, 2005, as a result of net sales during the period increasing more rapidly than design and production expenses. We expect this trend to continue in the future. However, we expect to continue to increase our design and production expenses as we continue to modify our existing product lines and develop new product lines to drive revenue growth.

              GENERAL AND ADMINISTRATIVE EXPENSES

                                     THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED
                                       MARCH 31,       MARCH 31,        PERCENT
                                         2006            2005           CHANGE
                                      ----------      ----------      ----------

         General and administrative
            expenses................  $  693,444      $   48,533          *
         * Not meaningful

         General and administrative expenses for the three months ended March 31, 2006 and 2005 primarily related to salaries, professional fees and facility costs. As a percentage of net sales, general and administrative expenses increased from 19.3% for three months ended March 31, 2005 to 22% for the three months ended March 31, 2006. The increase in general and administrative expenses primarily related to increased professional fees related to our Registration Statement on Form SB-2 and public company reporting requirements. As our sales increase, we expect general and administrative expenses to increase, but decline as a percentage of net sales.

              INTEREST (INCOME) EXPENSE

                                     THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED
                                       MARCH 31,       MARCH 31,        PERCENT
                                         2006            2005           CHANGE
                                      ----------      ----------      ----------

         Interest (Income) Expense..  $   (3,296)     $    2,009          *
         * Not meaningful

         Under our factoring arrangement, we may borrow up to 85% on our factored accounts receivable. We had funds held at the factor of approximately $261,000 at March 31, 2006. Outstanding borrowings under our factoring arrangement amounted to approximately $78,000 at March 31, 2005. There were no outstanding borrowings from the factor as of March 31, 2006. We received $6.6 million of net proceeds in our private placement transaction in November 2005.

         PROVISION FOR INCOME TAX

                                     THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED
                                       MARCH 31,       MARCH 31,        PERCENT
                                         2006            2005           CHANGE
                                      ----------      ----------      ----------

         Provision for Income Tax...  $    1,600      $      800         100%

         At March 31, 2005, Versatile was a Sub-Chapter S Corporation and taxes were payable individually by its shareholder. As a Sub-Chapter S Corporation, Versatile was subject to the California minimum tax of $800 or was taxed at the rate of 1.5% of net income, whichever was higher. Effective as of June 1, 2005, Versatile's Sub-Chapter S status was terminated and Versatile became a C Corporation for tax purposes. Effective November 22, 2005, as a result of the exchange transaction, income and losses generated by Bella Rose, LLC became taxable at C Corporation rates on a consolidated basis. The deferred tax asset at March 31, 2006 represents the amount that management believes is more likely than not to be realized.

         NET LOSS

                                     THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED
                                       MARCH 31,       MARCH 31,        PERCENT
                                         2006            2005           CHANGE
                                      ----------      ----------      ----------

         Net Loss...................  $ (292,538)     $ (108,553)         *
         * Not meaningful

         Our increase in net loss is due primarily to selling, design and production and general administrative expenses incurred to promote our People's Liberation and William Rast brands, as discussed above. Increased operating costs were offset by increased sales and gross margin during the three months ended March 31, 2006. Our net loss as a percentage of net sales for the three months ended March 31, 2006 decreased to 9.3% as compared to 43.2% of net sales for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2006, we had cash and cash equivalents of approximately $3.2 million plus approximately $261,000 of funds held at the factor, and a working capital balance of approximately $5.3 million. As of March 31, 2005, we had cash and cash equivalents of approximately $14,000 and a working capital deficit of approximately $432,000. Our positive cash balance results primarily from financing activities. Pursuant to a private placement transaction with institutional investors and other high net worth individuals that closed on November 23, 2005, we sold series A convertible preferred stock and received $6.6 million in net proceeds after broker commissions and expenses and accounting, legal and other expenses.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and our factoring arrangements will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. The extent of our future capital requirements will depend on many factors, including our results of operations. If our cash from operations is less than anticipated or our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional brands, we may need to raise additional debt or equity financing. We are continually evaluating various financing strategies to be used to expand our business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. We currently do not have any material commitments for capital expenditures.

         CASH FLOWS

         We have satisfied our working capital requirements primarily through the sale of equity securities. For the three months ended March 31, 2006, we had a net decrease in cash of approximately $1.3 million. Cash flows from operating, financing and investing activities for the three months ended March 31, 2005 and the three months ended March 31, 2006 are summarized in the following table:

                                                           THREE MONTHS
                                                         ENDED MARCH 31,
                                                 ------------------------------
ACTIVITY:                                            2006               2005
------------------------------------------       -----------        -----------

Operating activities .....................       $(1,067,825)       $   (16,993)
Investing activities .....................          (236,983)           (24,609)
Financing activities .....................              --               53,612
                                                 -----------        -----------
Net (decrease) increase in cash ..........       $(1,304,808)       $    12,010
                                                 ===========        ===========


         OPERATING ACTIVITIES

         Net cash used in operating activities was approximately $1,068,000 and $17,000 for the three months ended March 31, 2006 and 2005, respectively. Cash used in operating activities for the three months ended March 31, 2006 resulted primarily from a net loss of approximately $293,000 and increased receivables, inventories and other current assets, offset by increased accounts payable and accrued expenses. Cash used in operating activities for the three months ended March 31, 2005 resulted primarily from a net loss of approximately $109,000 and increased receivables and inventories, offset by increased accounts payable and accrued expenses.

         INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $237,000 and $25,000 for the three months ended March 31, 2006 and 2005, respectively. Net cash used in investing activities for the three months ended March 31, 2006 consisted of capital expenditures primarily for computer software, office equipment, furniture and fixtures and trademark costs. Net cash used in investing activities for the three months ended March 31, 2005 consisted of capital expenditures primarily for office equipment, and machinery and equipment.

         FINANCING ACTIVITIES

         There were no financing activities during the three months ended March 31, 2006. Net cash provided by financing activities was approximately $54,000 for the three months ended March 31, 2005. Net cash provided by financing activities for the three months ended March 31, 2005 reflects proceeds from loans payable, offset by the repayment of advances from a stockholder.

         FACTORING AGREEMENTS

         Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable. Interest is charged at prime plus 1%. As of March 31, 2006 and 2005, total factored accounts receivable included in due from factor amounted to approximately $1,964,000 and $90,000, respectively. Matured funds held by the factor amounted to approximately $261,000 as of March 31, 2006. Outstanding advances as of March 31, 2005 amounted to approximately $78,000, and are included in the due from factor balance.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at March 31, 2006 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

                                       Payments Due by Period
                      ----------------------------------------------------------
Contractual                         Less than       1-3         4-5       After
Obligations              Total       1 Year        Years       Years     5 Years
--------------------  ----------   ----------   ----------   --------   --------
Operating leases ...  $  976,611   $  341,315   $  635,296   $   --     $   --
Employment agreement  $  418,493   $  244,123   $  174,370   $   --     $   --
                      ----------   ----------   ----------   --------   --------
   Total ...........  $1,395,104   $  585,438   $  809,666   $   --     $   --


         At March 31, 2006 and March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         Under an apparel brand agreement with an entity owned in part by Justin Timberlake, we have the exclusive rights to manufacture clothing and accessories under the William Rast tradename. Mr. Timberlake's entity will receive profits equal to the greater of 50% of the net profits of the William Rast apparel line or 6% of net sales of William Rast apparel, with us to receive the remaining profits. Under the terms of the agreement, Mr. Timberlake will publicly promote and endorse the William Rast brand, and we will manage the joint venture and are responsible for funding the costs of the venture. In the event that our relationship with Mr. Timberlake deteriorates, Mr. Timberlake may refuse to directly or indirectly promote our William Rast brand, which could reduce the acceptance of our William Rast brand in the marketplace and consequently harm our sales and profitability.

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

THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD AFFECT OUR RESULTS OF OPERATIONS.

         Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. A decrease in business from or loss of a major customer, such as the two customers that accounted for 29.7% and 10.5% of our net sales for the three months ended March 31, 2006, could have a material adverse effect on the results of our operations. There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor or sales to a customer exceed the factor's imposed limits, we could assume the collection risk on sales to the customer.

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

         For the three months ended March 31, 2006, four contractors accounted for 28.5%, 23.5%, 15.7% and 15.6% of our purchases. We do not have long-term contracts with any of our independent contractors, and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent that we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

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

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         To date, we have had a very limited trading volume in our common stock. For instance, in the first quarter of 2006, only 79,901 shares of our common stock were traded. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, our registration statement on Form SB-2 filed with the SEC on January 9, 2006 became effective on April 20, 2006. As a result, a substantial number of our shares of common stock became available for immediate resale. Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Rule 144 or otherwise, could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the sale of our securities.

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

ITEM 3.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer and President, Daniel Guez, and Chief Financial Officer and Chief Operating Officer, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2006, the end of the period covered by this report. Based upon that evaluation, Messrs. Guez and Barber concluded that our disclosure controls and procedures are effective.

         As was initially reported in the Company's 10-KSB for the fiscal years ended December 31, 2004 and 2005, management was satisfied that its disclosure controls and procedures were effective as of December 31, 2005 and that no significant changes in its internal control over financial reporting had occurred. Subsequent to such evaluations, as a result of a review by the Securities and Exchange Commission in connection with our filing of a registration statement, we reviewed the accounting treatment of our November 2005 private placement of Series A convertible preferred stock. We initially concluded that the convertible preferred stock issued did not contain a beneficial conversion feature that should be recognized and measured separately. After our review, management and the Board of Directors determined to revise our accounting treatment to reflect the beneficial conversion feature of the convertible preferred stock and to restate our financial statements for the fiscal years ended December 31, 2004 and 2005.

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

         In light of the restatement, management and Grobstein, Horwath & Company, LLP, our independent accountants, concluded that a material weakness existed in our internal control over financial reporting for the fiscal year ended December 31, 2005. As a result, management has now concluded that our disclosure controls and procedures were not effective as of the end of the period covered by our Annual Report for the fiscal year ended December 31, 2005. Subsequent to December 31, 2005, we remedied this material weakness by changing our policies and procedures for accounting for instruments with convertible features. Specifically, our Chief Financial Officer, who was hired in the fourth quarter of 2005, will review and approve the appropriate accounting for convertible instruments and determine whether any embedded beneficial conversion feature is required to be recognized and measured separately.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         Except as described above under Controls and Procedures with respect to our additional policies and procedures related to our accounting for convertible instruments, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 6        EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                                   EXHIBIT TITLE
-------        -----------------------------------------------------------------

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

3.7            Certificate  for  Renewal  and  Revival of Charter  filed May 18,
               2004. (2)

3.8 Certificate of Amendment of Certificate of Incorporation of Century Pacific Financial Corporation dated June 28, 2005. (4)

3.9 Certificate of Amendment of Certificate of Incorporation filed January 5, 2006. (2) 3.10 Bylaws of People's Liberation, Inc.(2)

4.1            2005 People's Liberation, Inc. Option Plan. (2)

4.2 Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Century Pacific Financial Corporation. (3)

10.1           Employment Agreement of Darryn Barber dated January 3, 2006. (2)

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    People's Liberation, Inc.


Date: May 15, 2006                   /s/ Darryn Barber
                                    ------------------------------
                                    By:  Darryn Barber
                                    Its: Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)