Form 10QSB
period 2006-06-30
PEOPLES LIBERATION INC
filed 2006-08-14
CIK 791770

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from __________________ to ______________________.

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

         As of August 14, 2006, the issuer had 34,371,134 shares of common stock, par value $.001 per share, issued and outstanding.

         Transitional Small Business Disclosure Format: Yes [_]      No [X]

================================================================================

                            PEOPLE'S LIBERATION, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Consolidated Financial Statements.....................................3

         Consolidated Balance Sheet (unaudited) as of June 30, 2006............3

         Consolidated Statements of Operations (unaudited) for the
         three and six months ended June 30, 2006 and June 30, 2005............4

         Consolidated Statements of Cash Flows (unaudited) for the
         six months ended June 30, 2006 and June 30, 2005......................5

         Notes to Consolidated Financial Statements (unaudited)................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............16

Item 3.  Controls and Procedures..............................................35

PART II  OTHER INFORMATION....................................................36

Item 4.  Submission of Matters to a Vote of Security Holders..................36

Item 6.  Exhibits.............................................................37

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            PEOPLE'S LIBERATION, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                      June 30,
                                                                        2006
                                                                    -----------
                               Assets
Current Assets:
   Cash and cash equivalents ..................................     $ 2,614,544
   Due from factor ............................................       1,916,251
   Accounts receivable, net allowance for doubtful
     accounts .................................................         201,732
   Inventories ................................................       1,967,057
   Prepaid expenses and other current assets ..................          79,689
   Deferred tax asset .........................................           9,600
                                                                    -----------
     Total current assets .....................................       6,788,873

Property and equipment, net of accumulated depreciation
     and amortization .........................................         472,490
Trademarks, net ...............................................         147,790
Other assets ..................................................          55,970
                                                                    -----------
     Total Assets .............................................     $ 7,465,123
                                                                    ===========

                Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses ......................     $ 2,046,873

Deferred tax liability ........................................          41,000
                                                                    -----------
     Total Liabilities ........................................       2,087,873

Stockholders' Equity:
   Series A convertible preferred stock, $.001 par value;
     3,500,000 shares authorized; no shares issued and
     outstanding ..............................................            --
   Common stock, $.001 per value; 150,000,000 shares
     authorized; 34,371,134 shares issued and outstanding .....          34,371
   Additional paid-in capital .................................       6,301,305
   Accumulated deficit ........................................        (958,426)
                                                                    -----------
     Total Stockholders' Equity ...............................       5,377,250
                                                                    -----------
     Total Liabilities and Stockholders' Equity ...............     $ 7,465,123
                                                                    ===========


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                           Three Months Ended June 30,     Six Months Ended June 30,
                                          ----------------------------   ----------------------------
                                              2006            2005           2006            2005
                                          ------------    ------------   ------------    ------------
Net sales .............................   $  3,319,458    $    958,602   $  6,466,075    $  1,209,699
Cost of goods sold ....................      2,022,576         624,602      3,853,459         791,699
                                          ------------    ------------   ------------    ------------
 Gross profit .........................      1,296,882         334,000      2,612,616         418,000

Selling expenses ......................        355,717         149,750        787,419         245,659
Design and production .................        653,840          92,156      1,138,662         137,458
General and administrative ............        736,102          61,053      1,429,546         110,386
                                          ------------    ------------   ------------    ------------

  Total operating expenses ............      1,745,659         302,959      3,355,627         493,503
                                          ------------    ------------   ------------    ------------

(Loss) income from operations .........       (448,777)         31,041       (743,011)        (75,503)

Interest (income) expense, net ........        (38,235)          8,104        (41,531)         10,114
                                          ------------    ------------   ------------    ------------

(Loss) income before income taxes .....   $   (410,542)   $     22,937   $   (701,480)   $    (85,617)
Provision for income taxes ............           --              --            1,600            --
                                          ------------    ------------   ------------    ------------

  Net (loss) income ...................   $   (410,542)   $     22,937   $   (703,080)   $    (85,617)
                                          ============    ============   ============    ============

 Basic weighted average loss per common
 Share (1) ............................   $      (0.01)   $       --     $      (0.02)   $       --
 Diluted weighted average loss per
 common Share (1) .....................   $      (0.01)   $       --     $      (0.02)   $       --

 Basic weighted average common shares
 outstanding (1) ......................     34,371,134            --       33,463,793            --
 Diluted weighted average common shares
 outstanding (1) ......................     34,371,134            --       33,463,793            --

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


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                       --------------------------
                                                           2006           2005
                                                       -----------    -----------
Cash flows from operating activities:
  Net loss .........................................   $  (703,080)   $   (85,617)
  Adjustments to reconcile net loss to net cash used
  by operating activities:
     Depreciation and amortization .................        35,798          6,881
     Increase in allowance for doubtful accounts ...        17,000           --
     Stock based compensation ......................        58,514           --
     Changes in operating assets and liabilities:
       Receivables .................................      (120,143)       (18,287)
       Inventories .................................      (874,076)      (111,080)
       Prepaid expenses and other current assets ...       142,439        (58,250)
       Other assets ................................       (10,536)          --
       Accounts payable and accrued expenses .......        11,367        250,171
       Income taxes payable ........................       (25,800)           800
                                                       -----------    -----------
         Net cash flows used in operating activities    (1,468,517)       (15,382)
                                                       -----------    -----------

Cash flows from investing activities:
  Acquisition of trademarks ........................      (105,312)       (20,639)
  Acquisition of property and equipment ............      (339,903)       (47,220)
                                                       -----------    -----------
     Net cash flows used in investing activities ...      (445,215)       (67,859)
                                                       -----------    -----------

Cash flows from financing activities:
  Proceeds from loan payable .......................          --            6,011
  Proceeds from loan payable to related party ......          --           75,000
                                                       -----------    -----------
     Net cash flows provided by financing activities          --           81,011
                                                       -----------    -----------

Net decrease in cash and cash equivalents ..........    (1,913,732)        (2,230)
Cash and cash equivalents, beginning of period .....     4,528,276          2,230
                                                       -----------    -----------
Cash and cash equivalents, end of period ...........   $ 2,614,544    $      --
                                                       ===========    ===========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
  Interest paid ....................................   $     1,837    $    10,114
  Income taxes paid ................................        27,400           --
   Non-cash financing transactions:
     Loan payable converted to common stock ........          --          300,000
     Conversion of convertible preferred stock and
     reverse stock split:
         Common stock ..............................        32,846           --
         Additional paid-in capital ................     6,639,892           --
         Preferred stock Series A ..................    (6,672,738)          --


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

         Versatile was organized as a California corporation under the laws of the State of California on April 21, 2001. Bella Rose was organized as a California limited liability company under the laws of the State of California on May 13, 2005. Prior to the exchange transaction on November 22, 2005, Bella Rose and Versatile had common ownership and control. The consolidated financial statements as of and for the six months ended June 30, 2006 reflect the capital structure of People's Liberation, Inc., the parent holding company, after giving effect to the exchange transaction. The capital structure in the historical combined financial statements of Versatile and Bella Rose prior to the exchange transaction are different as they do not affect reverse merger accounting.

3.       EARNINGS PER SHARE

         The Company computes and presents earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. Warrants representing 3,125,000 shares of common stock at exercise prices ranging from $1.25 to $2.00 per share and options representing 752,000 shares of common stock at an exercise price of $1.25 per share were outstanding for the three and six months ending June 30, 2006, but were excluded from the average number of common shares outstanding in the calculation because the effect of inclusion would be anti-dilutive. For the three and six months ended June 30, 2005, there were no stock options, warrants, preferred stock or other stock rights outstanding.

         The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations:

                                                 (LOSS)
THREE MONTHS ENDED JUNE 30, 2006                 INCOME      SHARES (1)   PER SHARE
--------------------------------               ----------    ----------   ----------
Basic loss per share:
Loss available to common stockholders ......   $ (410,542)   34,371,134   $    (0.01)

Effect of Dilutive Securities:
Options ....................................         --            --           --
Warrants ...................................         --            --           --
                                               ----------    ----------   ----------
Loss available to common stockholders ......   $ (410,542)   34,371,134   $    (0.01)
                                               ==========    ==========   ==========

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

                                                 (LOSS)
THREE MONTHS ENDED JUNE 30, 2005                 INCOME      SHARES (1)   PER SHARE
--------------------------------               ----------    ----------   ----------
Basic income per share:
Income available to common stockholders ....   $   22,937         --     $     --

Effect of Dilutive Securities:
Options ....................................         --           --           --
Warrants ...................................         --           --           --
                                               ----------   ----------   ----------
Income available to common stockholders ....   $   22,937         --     $     --
                                               ==========   ==========   ==========


                                                 (LOSS)
SIX MONTHS ENDED JUNE 30, 2006                   INCOME      SHARES (1)   PER SHARE
--------------------------------               ----------    ----------   ----------
Basic loss per share:
Loss available to common stockholders ......   $ (703,080)   33,463,793   $    (0.02)

Effect of Dilutive Securities:
Options ....................................         --            --           --
Warrants ...................................         --            --           --
                                               ----------    ----------   ----------
Loss available to common stockholders ......   $ (703,080)   33,463,793   $    (0.02)
                                               ==========    ==========   ==========


                                                 (LOSS)
SIX MONTHS ENDED JUNE 30, 2005                   INCOME      SHARES (1)   PER SHARE
--------------------------------               ----------    ----------   ----------
Basic loss per share:
Loss available to common stockholders ......   $  (85,617)         --     $     --

Effect of Dilutive Securities:
Options ....................................         --            --           --
Warrants ...................................         --            --           --
                                               ----------    ----------   ----------
Loss available to common stockholders ......   $  (85,617)         --     $     --
                                               ==========    ==========   ==========

----------
(1) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2006, which became effective on January 5, 2006.

4.       STOCK BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure", which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"), a revision to SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, "Statement of Cash Flows". The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized for all share-based payments granted during the period. When adopting SFAS 123R, the Company applied the provisions of Staff Accounting Bulletin No. 107 ("SAB 107").

         During the three and six months ended June 30, 2006, the Company issued 752,000 options to employees, directors and outside consultants at an exercise price of $1.25 per share. Options to purchase 36,000 shares were exercisable as of June 30, 2006. Total stock based compensation expense for the three and six months ended June 30, 2006 was approximately $59,000. The compensation expense recognized during the three and six months ended June 30, 2006 had minimal impact on the basic and diluted loss per share reported in our Statements of Operations. Total fair value of options granted to employees, directors and outside consultants was approximately $334,000. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the "safe harbor" provisions provided in SAB 107. The following is a summary, for the periods indicated, of the weighted-average assumptions we used as inputs to the Black-Scholes pricing model:


                                                       Three months   Six months
                                                           ended        ended
                                                         June 30,      June 30,
                                                           2006          2006
                                                        ----------    ----------

Dividend yield .....................................         --            --
Risk-free interest rate ............................          5.2%          5.2%
Expected volatility ................................         60.3%         60.3%
Expected life of options - weighted average ........    5.9 years     5.9 years

         The fair value of options granted to outside consultants will be adjusted until the options vest or there is a substantial performance commitment as provided by the Emerging Issues Task Force (EITF) 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES (EITF 96-18).

         During the three and six months ended June 30, 2005, the Company did not grant any options to purchase shares of its common stock, and during that period there were no options that vested. Accordingly, no proforma information for June 30, 2005 is required.

         For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations for the second quarter of 2006 is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the quarter ended June 30, 2006, expected forfeitures is immaterial and as such the Company is recognizing forfeitures as they occur.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         Options awarded to non-employees are expensed when the services are performed and benefit is received as provided by EITF 96-18.

5.       INVENTORIES

         Inventories are summarized as follows:

         Piece goods and trim .....................          $  709,997
         Finished goods ...........................           1,257,060
                                                             ----------
                                                             $1,967,057
                                                             ==========
6.       STOCKHOLDERS' EQUITY

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

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

         Concurrent with the reverse split, each share of series A convertible preferred stock was immediately and automatically converted into approximately
10.81 shares of common stock of the Company (100 for 1 conversion of preferred stock to common stock and 1 for 9.25 common share reverse split). Accordingly, following the reverse split and the mandatory conversion, the former holders of 3,038,231.92 shares of series A convertible preferred stock, in the aggregate, received 32,845,751 shares of common stock in the Company, representing 95.6% of the outstanding shares of common stock immediately following the reverse split and the mandatory conversion. The former holders of the Company's common stock owned approximately 1,525,383 shares of common stock, representing 4.4% of the outstanding shares of the Company's common stock immediately following the reverse split and the mandatory conversion.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         The following Pro forma statement of operations information assumes the automatic conversion and reverse split, as discussed above, occurred as of the beginning of the accounting period. The pro forma provision for income taxes for the three and six months ended June 30, 2005 assumes that Versatile Entertainment, Inc. and Bella Rose, LLC were C-Corporations as of the beginning of the accounting period.

                                                                Three months    Six months
                                                                   ended           ended
                                                                  June 30,        June 30,
                                                                    2005            2005
                                                                ------------   ------------
Net income (loss), as reported .............................   $     22,937   $    (85,617)
Income (loss) before income taxes, as reported .............         22,937        (85,617)
Pro forma income tax provision (benefit) ...................          9,175        (34,250)
Pro forma net income (loss) ................................         13,762        (51,367)
Pro forma net income (loss) available to common shareholders         13,762        (51,367)
Pro forma basic and diluted income (loss) per common share .           0.00          (0.00)
Pro forma basic and diluted weighted average
common shares outstanding ..................................     12,163,683     12,163,683

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

7.       PRODUCT ENDORSEMENT AGREEMENT

         In May 2006, the Company entered into a product endorsement agreement with rock icon Tommy Lee to create a limited edition clothing group called "PL for TL." The clothing line will consist of a range of denim, hooded sweatshirts and hats for both men and women and will combine modern tailoring with an edgy, yet sleek fit. The inspiration of the "PL for TL" group is the artistic elements of Tommy Lee's tattoos. The knits and denim will have authentic detailing influenced by Tommy's unique aesthetic. Tommy Lee will also be involved in the design and development of the products and will make a minimum of six annual appearances at a combination of trade shows, retail locations and fashion shows to promote the clothing line. The agreement provides for a term of 18 months, minimum sales targets and royalties on net product sales at a negotiated rate. The "PL for TL" collection is expected to launch in September 2006.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

8.       EMPLOYMENT AGREEMENTS

         On July 13, 2006, the Company entered into an Employment Agreement with Edward Houston pursuant to which he serves as the Company's President effective July 20, 2006. Mr. Houston will be employed on an "at will" basis by the Company and will receive an annual salary of $300,000, which is subject to adjustment pursuant to the Company's employee compensation policies in effect from time to time. In addition to his base salary, commencing with fiscal year 2006 and for each fiscal year thereafter during which Mr. Houston is performing services for the Company, the Company will maintain a Management Incentive Program pursuant to which the Company will set aside during each fiscal year for payment to Mr. Houston an amount equal to three percent (3%) of the Company's earnings before interest and taxes for such fiscal year. Mr. Houston will also be granted a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price equal to the greater of $1.25 and the "fair market value" of such shares on the date the option is approved by the Company's Board of Directors. In the event Mr. Houston is terminated without cause prior to the third anniversary of the commencement of his employment with the Company, the Company shall pay to Mr. Houston the equivalent of six months of his base salary, or if lesser, the base salary Mr. Houston would have earned had he remained employed with the Company through such third anniversary of commencement of his employment at his then applicable rate of pay.

         On January 3, 2006, the Company entered into an Employment Agreement with Darryn Barber pursuant to which he serves as the Company's Chief Financial Officer and Chief Operating Officer. The agreement is for a term of 2 years commencing as of November 22, 2005 and terminating on November 21, 2007. Mr.
Barber is currently receiving a base salary of $212,000 up to the first anniversary of his appointment, and will receive $232,000 during the second year of his contract. In addition to his base salary, Mr. Barber will receive an annual bonus of not less than $25,000 and no more than $100,000 based on objectives determined by our Board of Directors. On July 7, 2006, in accordance with the Employment Agreement, Mr. Barber was granted a stock option to purchase 300,000 shares of the Company's common stock at an exercise price of $1.25 per share. One-third of the options vest in monthly installments of 25,000 beginning August 7, 2006 and the balance vested immediately. In the event Mr. Barber is terminated without cause, the Company shall continue to pay Mr. Barber's then current base salary for the remaining term of the agreement, without regard to any employment of Mr. Barber by a third party.

9.       CONSULTING AGREEMENTS

         In June 2006, the Company entered into a consulting agreement with a sales consultant. Pursuant to the terms of the consulting arrangement, the Company issued to the consultant a non-qualified option to purchase 150,000 shares of the Company's common stock at an exercise price of $1.25 per share. The options vest 25% after one year and monthly thereafter over two years.

         On January 5, 2006, the Company entered into a consulting agreement with MK Sportswear. Under the terms of the agreement, MK Sportswear will provide sales and customer services functions on behalf of the Company. The agreement provides for commissions at an agreed upon percentage of net sales and has a term of two years that expires on December 31, 2007. In accordance with the agreement, on June 22, 2006 the Company issued a non-qualified stock option to purchase150,000 shares of the Company's common stock at an exercise price of $1.25 per share. The options vest 25% after one year and monthly thereafter over two years.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

10.      OFF BALANCE SHEET RISK AND CONTINGENCIES

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At June 30, 2006, total factor receivables approximated $2,027,000. Factored accounts receivable with recourse amounted to $444,000 as of June 30, 2006.

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

11.      NEW ACCOUNTING PRONOUNCEMENTS

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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF PEOPLE'S LIBERATION, INC. FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND THE THREE AND SIX MONTHS ENDED JUNE 30, 2005. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND
UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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

         Internationally, we sell our products in Mexico, Canada, the United Kingdom and Japan, primarily through distributors. With the exception of the United Kingdom, we currently have exclusive or long-term distribution agreements for all our international territories. We intend to substantially increase the countries in which our products are sold by contracting with distributors on a territory by territory basis. We ship products to and invoice our international distributors, who are responsible for warehousing and reselling our products to their customers.

         We use third party contract manufacturers to produce our finished goods from facilities located primarily in Los Angeles, California. For some products, we purchase fabric and trim from domestic or international suppliers who deliver these components directly to our contract manufacturers to be cut, sewn, washed and finished. For other products, our contract manufacturers purchase all components necessary to deliver finished products to us. As our sales increase, we intend to expand the number of contract manufacturers we use, both domestically and internationally, to perform some or all of the manufacturing processes required to produce finished products.

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

SIGNIFICANT DEVELOPMENTS

         In May 2006, we entered into an agreement with rock icon Tommy Lee to create a limited edition clothing group called "PL for TL." The clothing line will consist of a range of denim, hooded sweatshirts and hats for both men and women and will combine modern tailoring with an edgy, yet sleek fit. The inspiration of the "PL for TL" group is the artistic elements of Tommy Lee's tattoos. The knits and denim will have authentic detailing influenced by Tommy's unique aesthetic. Tommy Lee will also be involved in the design and development of the products and will make a minimum of six annual appearances at a combination of trade shows, retail locations and fashion shows to promote the clothing line. The "PL for TL" collection is expected to launch in September 2006.

         In May 2006, we entered into an exclusive distribution agreement for the sale of our People's Liberation products in Mexico. The agreement has a one-year term with the option to extend the agreement for an additional one-year period and provides for a minimum purchase commitment by the distributor of $500,000 per contract year.

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

         INTANGIBLE ASSETS. Intangible assets are evaluated on a continual basis and impairment adjustments are made based on management's reassessment of the useful lives related to its intangible assets with definite useful lives. Impairment adjustments are made for the difference between the carrying value of the intangible asset and the estimated valuation and charged to operations in the period in which the facts that give rise to the adjustments become known.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 11 to Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS


     COMPARISON OF THREE MONTHS ENDED JUNE 30, 2006 AND THREE MONTHS ENDED JUNE 30, 2005

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                   THREE MONTHS   THREE MONTHS
                                                      ENDED          ENDED
                                                     JUNE 30,       JUNE 30,
                                                       2006           2005
                                                   ------------   -------------
Net sales ..................................              100.0 %        100.0 %
Cost of goods sold .........................               60.9           65.2
                                                   ------------   ------------
Gross profit ...............................               39.1           34.8
Selling expenses ...........................               10.7           15.6
Design and production expenses .............               19.7            9.6
General and administrative expenses ........               22.2            6.4
                                                   ------------   ------------
Operating (loss) income ....................              (13.5)%          3.2%
                                                   ============   ============


         NET SALES

                                     THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED         PERCENT
                                     JUNE 30, 2006   JUNE 30, 2005      CHANGE
                                     -------------   -------------     -------

Net Sales......................       $ 3,319,458     $   958,602          *
* Not meaningful

         The increase in net sales for the three months ended June 30, 2006 was due to the continued growth of our People's Liberation and William Rast apparel lines, which continue to be well received by our target retailers. We commenced operations of our People's Liberation business in July 2004 and began shipping our products in the fourth quarter of 2004. We commenced operations of our William Rast business in May 2005 and began shipping our products in the fourth quarter of 2005. Net sales increased approximately $172,000 to $3,319,000 in the second quarter of 2006 from $3,147,000 in the first quarter of 2006.

         GROSS PROFIT

                                     THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED         PERCENT
                                     JUNE 30, 2006   JUNE 30, 2005      CHANGE
                                     -------------   -------------     -------

Gross Profit...................       $ 1,296,882     $   334,000         *
* Not meaningful

         Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight and overhead expenses. Overhead expenses primarily consist of warehouse and shipping salaries and expenses. Our gross margin increased to 39.1% for the three months ended June 30, 2006 from 34.8% for the three months ended June 30, 2005. The increase in gross profit as a percentage of net sales was due to economies of scale achieved in the manufacturing process of our products since last year. We will continue to seek out manufacturers, suppliers and other vendors with competitive pricing for quality products and services in an effort to continue to improve our gross margin. Gross margin as a percentage of net sales decreased to 39.1% for the second quarter of 2006 compared to 41.8% in the first quarter of 2006. This decrease resulted from a seasonal change in our product mix during the second quarter of 2006 as well as increased sales to our distributors at lower margins.

              SELLING EXPENSES

                                     THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED         PERCENT
                                     JUNE 30, 2006   JUNE 30, 2005      CHANGE
                                     -------------   ---------------   -------

Selling expenses...............       $   355,717         149,750         *
* Not meaningful

         Selling expense for the three months ended June 30, 2006 and 2005 primarily related to tradeshow, sales commissions, travel and showroom expenses. As a percentage of net sales, selling expenses decreased to 10.7% for the three months ended June 30, 2006 compared to 15.6% for the three months ended June 30, 2005, as a result of net sales increasing during the period more rapidly than selling expenses. Selling expenses decreased approximately $76,000 to $356,000 (or 10.7% of net sales) in the second quarter of 2006 from $432,000 (or 13.7% of net sales) in the first quarter of 2006. This decrease was due primarily to the timing of tradeshows, with the majority occurring in the first quarter of 2006, offset by increased royalty and promotion and marketing expenses in the second quarter of 2006.

              DESIGN AND PRODUCTION EXPENSES

                                     THREE MONTHS     THREE MONTHS
                                         ENDED            ENDED        PERCENT
                                     JUNE 30, 2006    JUNE 30, 2005     CHANGE
                                     -------------    -------------    -------

Design and production expenses...     $   653,840          92,156         *
* Not meaningful

         Design and production expenses for the three months ended June 30, 2006 and 2005 primarily related to design salaries and sample costs. As a percentage of net sales, design and production expenses increased to 19.7% for the three months ended June 30, 2006 compared to 9.6% for the three months ended June 30, 2005, as we increased our design staff and incurred additional sample costs for both our People's Liberation and William Rast apparel lines. Design and production expenses increased approximately $169,000 to $654,000 in the second quarter of 2006 from $485,000 in the first quarter of 2006. This increase was due primarily to additional sample costs related to the development of new product lines, including our Tommy Lee inspired, PL for TL line, the introduction of new product categories within our existing product lines, and the hiring of additional design and production personnel in the second quarter of 2006. We expect to continue to increase our design and production expenses as we continue to modify our existing product lines and develop new product lines, including our Tommy Lee apparel line, to drive revenue growth.

              GENERAL AND ADMINISTRATIVE EXPENSES

                                     THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED         PERCENT
                                     JUNE 30, 2006   JUNE 30, 2005      CHANGE
                                     -------------   -------------     -------

General and administrative
   expenses....................       $   736,102          61,053         *
* Not meaningful

         General and administrative expenses for the three months ended June 30, 2006 and 2005 primarily related to salaries, professional fees and facility costs. As a percentage of net sales, general and administrative expenses increased from 6.4% for three months ended June 30, 2005 to 22.2% for the three months ended June 30, 2006. The increase in general and administrative expenses primarily related to increased professional fees related to our Registration Statement on Form SB-2 and public company reporting requirements and the hiring of additional management personnel including our Chief Financial Officer and other finance employees. General and administrative expenses increased approximately $43,000 to $736,000 in the second quarter of 2006 from $693,000 in the first quarter of 2006. As a percentage of net sales, general and administrative expenses increased to 22.2% in the second quarter of 2006 from 22.0% in the first quarter of 2006. The increase in general and administrative expenses was due primarily to compensation costs related to stock option grants in the second quarter of 2006, offset by decreased professional fees related to our Registration Statement on Form SB-2 and other public company reporting requirements. We expect general and administrative expenses to increase as we continue to build our infrastructure to support our existing brands and future growth.

              INTEREST (INCOME) EXPENSE

                                     THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED         PERCENT
                                     JUNE 30, 2006   JUNE 30, 2005      CHANGE
                                     -------------   -------------     -------

Interest (Income) Expense......       $   (38,235)          8,104         *
* Not meaningful

         Under our factoring arrangement, we may borrow up to 85% on our factored accounts receivable. We had funds held at the factor of approximately $12,000 at June 30, 2006. Outstanding borrowings under our factoring arrangement amounted to approximately $386,000 at June 30, 2005. There were no outstanding borrowings from the factor as of June 30, 2006. We received $6.6 million of net proceeds in our private placement transaction in November 2005.

         PROVISION FOR INCOME TAX

                                     THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED         PERCENT
                                     JUNE 30, 2006   JUNE 30, 2005      CHANGE
                                     -------------   -------------     -------

Provision for Income Tax.......       $    --          $    --            *
* Not meaningful

         Through May 31, 2005, Versatile was a Sub-Chapter S Corporation and taxes were payable individually by its shareholder. As a Sub-Chapter S Corporation, Versatile was subject to the California minimum tax of $800 or was taxed at the rate of 1.5% of net income, whichever was higher. Effective as of June 1, 2005, Versatile's Sub-Chapter S status was terminated and Versatile became a C Corporation for tax purposes. Effective November 22, 2005, as a result of the exchange transaction, income and losses generated by Bella Rose, LLC became taxable at C Corporation rates on a consolidated basis. The deferred tax asset at June 30, 2006 represents the amount that management believes is more likely than not to be realized.

         NET (LOSS) INCOME

                                     THREE MONTHS    THREE MONTHS
                                         ENDED           ENDED         PERCENT
                                     JUNE 30, 2006   JUNE 30, 2005      CHANGE
                                     -------------   -------------     -------

Net (loss) income..............      $   (410,542)         22,937         *
* Not meaningful

         Our increase in net loss is due primarily to selling, design and production and general administrative expenses incurred to promote our People's Liberation and William Rast brands, as discussed above. Increased operating costs were offset by increased sales and gross margin during the three months ended June 30, 2006. Net loss increased approximately $118,000 to $411,000 in the second quarter of 2006 from $293,000 in the first quarter of 2006. The increase in net loss in the second quarter of 2006 compared to the first quarter of 2006 was due primarily to increased design and production expenses, offset by decreased selling expenses and increased interest income, as discussed above.


COMPARISON OF SIX MONTHS ENDED JUNE 30, 2006 AND SIX MONTHS ENDED JUNE 30, 2005

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                     SIX MONTHS     SIX MONTHS
                                                       ENDED          ENDED
                                                      JUNE 30,       JUNE 30,
                                                        2006           2005
                                                     ----------     ----------

Net sales ...................................             100.0 %        100.0 %
Cost of goods sold ..........................              59.6           65.4
                                                     ----------     ----------
Gross profit ................................              40.4           34.6
Selling expenses ............................              12.2           20.3
Design and production expenses ..............              17.6           11.4
General and administrative expenses .........              22.1            9.1
                                                     ----------     ----------
Operating loss ..............................             (11.5)%         (6.2)%
                                                     ==========     ==========

         NET SALES

                                      SIX MONTHS      SIX MONTHS
                                         ENDED           ENDED         PERCENT
                                     JUNE 30, 2006   JUNE 30, 2005      CHANGE
                                     -------------   -------------     -------

Net Sales......................       $ 6,466,075     $ 1,209,699         *
* Not meaningful

         The increase in net sales for the six months ended June 30, 2006 was due to the continued growth of our People's Liberation and William Rast apparel lines, which continue to be well received by our target retailers. We commenced operations of our People's Liberation business in July 2004 and began shipping our products in the fourth quarter of 2004. We commenced operations of our William Rast business in May 2005 and began shipping our products in the fourth quarter of 2005.

         GROSS PROFIT

                                      SIX MONTHS      SIX MONTHS
                                         ENDED           ENDED         PERCENT
                                     JUNE 30, 2006   JUNE 30, 2005      CHANGE
                                     -------------   -------------     -------

Gross Profit...................       $ 2,612,616     $   418,000         *
* Not meaningful


         Our gross margin increased to 40.4% for the six months ended June 30, 2006 from 34.6% for the six months ended June 30, 2005. The increase in gross profit as a percentage of net sales was due to economies of scale achieved in the manufacturing process of our products. We will continue to seek out manufacturers, suppliers and other vendors with competitive pricing for quality products and services in an effort to continue to improve our gross margin.

              SELLING EXPENSES

                                      SIX MONTHS      SIX MONTHS
                                         ENDED           ENDED         PERCENT
                                     JUNE 30, 2006   JUNE 30, 2005      CHANGE
                                     -------------   -------------     -------

Selling expenses...............       $   787,419     $   245,659         *
* Not meaningful

         As a percentage of net sales, selling expenses decreased to 12.2% for the six months ended June 30, 2006 compared to 20.3% for the six months ended June 30, 2005, as a result of net sales increasing during the period more rapidly than selling expenses. We expect our selling expenses to increase as our net sales increase and as we continue to promote our existing new product lines and categories.

              DESIGN AND PRODUCTION EXPENSES

                                      SIX MONTHS      SIX MONTHS
                                         ENDED           ENDED         PERCENT
                                     JUNE 30, 2006   JUNE 30, 2005      CHANGE
                                     -------------   -------------     -------

Design and production expenses...     $ 1,138,662     $   137,458         *
* Not meaningful

         Design and production expenses were higher in the first six months of 2006 as compared to the first six months of 2005 as we increased our design staff and incurred additional sample costs for both our People's Liberation and William Rast apparel lines. As a percentage of net sales, design and production expenses increased to 17.6% for the six months ended June 30, 2006 compared to 11.4% for the six months ended June 30, 2005, as a result of design and production expenses during the period increasing more rapidly than net sales. We expect to continue to increase our design and production expenses as we continue to modify our existing product lines and develop new product lines to drive revenue growth.

              GENERAL AND ADMINISTRATIVE EXPENSES

                                      SIX MONTHS      SIX MONTHS
                                         ENDED           ENDED         PERCENT
                                     JUNE 30, 2006   JUNE 30, 2005      CHANGE
                                     -------------   -------------     -------

General and administrative
   expenses....................       $ 1,429,546     $   110,386         *
* Not meaningful

         As a percentage of net sales, general and administrative expenses increased from 9.1% for six months ended June 30, 2005 to 22.1% for the six months ended June 30, 2006. The increase in general and administrative expenses primarily related to increased professional fees related to our Registration Statement on Form SB-2 and public company reporting requirements and the hiring of additional management personnel including our Chief Financial Officer and other finance employees. As our sales increase, we expect general and administrative expenses to increase, but decline as a percentage of net sales.

              INTEREST (INCOME) EXPENSE

                                      SIX MONTHS      SIX MONTHS
                                         ENDED           ENDED         PERCENT
                                     JUNE 30, 2006   JUNE 30, 2005      CHANGE
                                     -------------   -------------     -------

Interest (Income) Expense......       $   (41,531)    $    10,114         *
* Not meaningful

         Under our factoring arrangement, we may borrow up to 85% on our factored accounts receivable. We had funds held at the factor of approximately $12,000 at June 30, 2006. Outstanding borrowings under our factoring arrangement amounted to approximately $386,000 at June 30, 2005. There were no outstanding borrowings from the factor as of June 30, 2006. We received $6.6 million of net proceeds in our private placement transaction in November 2005.

         PROVISION FOR INCOME TAX

                                      SIX MONTHS      SIX MONTHS
                                         ENDED           ENDED         PERCENT
                                     JUNE 30, 2006   JUNE 30, 2005      CHANGE
                                     -------------   -------------     -------

Provision for Income Tax.......       $     1,600     $   --              *
* Not meaningful

         Through May 31, 2005, Versatile was a Sub-Chapter S Corporation and taxes were payable individually by its shareholder. As a Sub-Chapter S Corporation, Versatile was subject to the California minimum tax of $800 or was taxed at the rate of 1.5% of net income, whichever was higher. Effective as of June 1, 2005, Versatile's Sub-Chapter S status was terminated and Versatile became a C Corporation for tax purposes. Effective November 22, 2005, as a result of the exchange transaction, income and losses generated by Bella Rose, LLC became taxable at C Corporation rates on a consolidated basis. The deferred tax asset at June 30, 2006 represents the amount that management believes is more likely than not to be realized.

         NET LOSS

                                       SIX MONTHS      SIX MONTHS
                                         ENDED           ENDED         PERCENT
                                     JUNE 30, 2006   JUNE 30, 2005      CHANGE
                                     -------------   -------------     -------

Net loss.......................       $  (703,080)    $   (85,617)        *
* Not meaningful

         Our increase in net loss is due primarily to selling, design and production and general administrative expenses incurred to promote our People's Liberation and William Rast brands, as discussed above. Increased operating costs were offset by increased sales and gross margin during the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2006, we had cash and cash equivalents of approximately $2.6 million plus approximately $12,000 of funds held at the factor, and a working capital balance of approximately $4.7 million. As of June 30, 2005, we had no cash and cash equivalents and a working capital deficit of approximately $122,000. Our positive cash balance results primarily from financing activities. Pursuant to a private placement transaction with institutional investors and other high net worth individuals that closed on November 23, 2005, we sold series A convertible preferred stock and received $6.6 million in net proceeds after broker commissions and expenses and accounting, legal and other expenses.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and our factoring arrangements will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. The extent of our future capital requirements will depend on many factors, including our results of operations. If our cash from operations is less than anticipated or our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional brands, we may need to raise additional debt or equity financing. We are continually evaluating various financing strategies to be used to expand our business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. We currently have a commitment for a capital expenditure of approximately $100,000 related to the implementation and licensing of our new Enterprise Resource Planning software system.

         CASH FLOWS

         We have satisfied our working capital requirements primarily through the sale of equity securities. For the six months ended June 30, 2006, we had a net decrease in cash of approximately $1.9 million. Cash flows from operating, financing and investing activities for the six months ended June 30, 2006 and the six months ended June 30, 2005 are summarized in the following table:

                                                          SIX MONTHS
                                                         ENDED JUNE 30,
                                                -------------------------------
ACTIVITY:                                           2006                2005
----------------------------------------        -----------         -----------
Operating activities ...................        $(1,469,000)        $   (15,000)
Investing activities ...................           (445,000)            (68,000)
Financing activities ...................               --                81,000
                                                -----------         -----------
Net decrease in cash and
   cash equivalents ....................        $(1,914,000)        $    (2,000)
                                                ===========         ===========


         OPERATING ACTIVITIES

         Net cash used in operating activities was approximately $1,469,000 and $15,000 for the six months ended June 30, 2006 and 2005, respectively. Cash used in operating activities for the six months ended June 30, 2006 resulted primarily from a net loss of approximately $703,000 and increased receivables, inventories and other assets, offset by increased accounts payable and accrued expenses and prepaid expenses and other current assets. Cash used in operating activities for the six months ended June 30, 2005 resulted primarily from a net loss of approximately $86,000 and increased receivables, inventories and prepaid expenses, offset by increased accounts payable and accrued expenses.

         INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $445,000 and $68,000 for the six months ended June 30, 2006 and 2005, respectively. Net cash used in investing activities for the six months ended June 30, 2006 consisted of capital expenditures primarily for computer software, office equipment, furniture and fixtures, leasehold improvements and trademark costs. Net cash used in investing activities for the six months ended June 30, 2005 consisted of capital expenditures primarily for office equipment, and machinery and equipment and trademark costs.

         FINANCING ACTIVITIES

         There were no financing activities during the six months ended June 30, 2006. Net cash provided by financing activities was approximately $81,000 for the six months ended June 30, 2005. Net cash provided by financing activities for the six months ended June 30, 2005 reflects proceeds from loans payable.

         FACTORING AGREEMENTS

         Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable. Interest is charged at prime plus 1%. As of June 30, 2006 and 2005, total factored accounts receivable included in due from factor amounted to approximately $2,027,000 and $453,000, respectively. Matured funds held by the factor amounted to approximately $12,000 as of June 30, 2006. Outstanding advances as of June 30, 2005 amounted to approximately $386,000, and are included in the due from factor balance.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at June 30, 2006 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

                                                 Payments Due by Period
                            --------------------------------------------------------------
                                          Less than       1-3          4-5        After
Contractual Obligations        Total       1 Year        Years        Years      5 Years
-------------------------   ----------   ----------   ----------   ----------   ----------
Operating leases ........   $  895,340   $  347,103   $  548,237   $     --     $     --
Employment agreements ...   $1,285,638   $  553,493   $  732,145   $     --     $     --
                            ----------   ----------   ----------   ----------   ----------
   Total ................   $2,180,978   $  900,596   $1,280,382   $     --     $     --


         At June 30, 2006 and June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         Factored accounts receivable may subject us to off-balance sheet risk. We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes and other customer claims. Factored accounts receivable with recourse amounted to $444,000 as of June 30, 2006.

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

FAILURE TO MANAGE OUR GROWTH AND EXPANSION COULD IMPAIR OUR BUSINESS.

         We believe that we are poised for significant growth in the remainder of 2006. No assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables management. Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs, a further burden on our distribution facilities and also adversely impact our relations with retailers.

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

         -        the return of defective merchandise;

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

THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD AFFECT OUR RESULTS OF OPERATIONS.

         Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. A decrease in business from or loss of a major customer, such as the two customers that accounted for 31.5% and 11.2% of our net sales for the six months ended June 30, 2006, could have a material adverse effect on the results of our operations. There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor or sales to a customer exceed the factor's imposed limits, we could assume the collection risk on sales to the customer.

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

         For the six months ended June 30, 2006, four contractors accounted for 28.3%, 21.0%, 16.8% and 13.6% of our purchases. We do not have long-term contracts with any of our independent contractors, and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent that we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

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

         Our success is largely dependent upon the expertise and knowledge of our Chief Executive Officer, Daniel Guez, who is primarily responsible for formulating our business strategy as well as developing our product lines. In addition, Mr. Guez is responsible for managing the William Rast business. As a result of Mr. Guez's unique skill set and responsibilities, the loss of Mr. Guez would have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our management, including Mr. Guez.

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

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         To date, we have had a very limited trading volume in our common stock. For instance, in the first and second quarters of 2006, only 382,092 shares of our common stock were traded. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, our registration statement on Form SB-2 filed with the SEC on January 9, 2006 became effective on April 20, 2006. As a result, a substantial number of our shares of common stock became available for immediate resale. Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Rule 144 or otherwise, could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the sale of our securities.

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

ITEM 3.  CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer, Daniel Guez, and Chief Financial Officer, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2006, the end of the period covered by this report. Based upon that evaluation, Messrs. Guez and Barber concluded that our disclosure controls and procedures are effective.

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

         In light of the restatement, management and Grobstein, Horwath & Company, LLP, our independent accountants, concluded that a material weakness existed in our internal control over financial reporting for the fiscal year ended December 31, 2005. As a result, management has now concluded that our disclosure controls and procedures were not effective as of the end of the period covered by our Annual Report for the fiscal year ended December 31, 2005. Subsequent to December 31, 2005, we remedied this material weakness by changing our policies and procedures for accounting for instruments with convertible features. Specifically, our Chief Financial Officer, who was hired in the fourth quarter of 2005, reviews and approves the appropriate accounting for convertible instruments and determines whether any embedded beneficial conversion feature is required to be recognized and measured separately.

INTERNAL CONTROL OVER FINANCIAL REPORTING

         Except as described above under Controls and Procedures with respect to our additional policies and procedures related to our accounting for convertible instruments, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At our Annual Meeting of Stockholders held on June 21, 2006 our stockholders elected Daniel Guez, Kevin Keating and Dean Oakey to serve as Directors on our Board of Directors for one year and until their respective successors have been elected. Daniel Guez was elected by a vote of 23,631,436 shares in favor and 5,581 shares were withheld from voting for the director. Kevin Keating was elected by a vote of 23,631,414 shares in favor and 5,603 shares were withheld from voting for the director. Dean Oakey was elected by a vote of 23,631,436 shares in favor and 5,581 shares were withheld from voting for the director. There were no broker non-votes at the annual meeting.
Immediately prior to and immediately following the meeting, the Board of Directors was comprised of Daniel Guez, Kevin Keating and Dean Oakey.

ITEM 6   EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                                   EXHIBIT TITLE
-------        -----------------------------------------------------------------

10.1           Employment Agreement of Darryn Barber dated January 3, 2006. (1)

10.2           Employment Agreement with Edward Houston dated July 13, 2006 (2)

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

----------
(1) Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-130930) filed on January 9, 2006.

(2) Incorporated by reference to our Current Report on Form 8-K (File No. 000-16075) filed on July 21, 2006.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      People's Liberation, Inc.


Date: August 14, 2006                 /s/ Darryn Barber
                                      -----------------------------------------
                                      By:   Darryn Barber
                                      Its:  Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)