Form 10QSB
period 2006-09-30
PEOPLES LIBERATION INC
filed 2006-11-14
CIK 791770

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2006

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

         As of November 13, 2006, the issuer had 34,942,563 shares of common stock, par value $.001 per share, issued and outstanding.

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

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I     FINANCIAL INFORMATION...............................................3

Item 1.    Consolidated Financial Statements...................................3

           Consolidated Balance Sheet (unaudited) as of September 30, 2006.....3

           Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2006 and September 30, 2005.....4

           Consolidated Statements of Cash Flows (unaudited) for the
           nine months ended September 30, 2006 and September 30, 2005.........5

           Notes to Consolidated Financial Statements (unaudited)..............6

Item 2.    Management's Discussion and Analysis or Plan of Operation..........20

Item 3.    Controls and Procedures............................................39

PART II    OTHER INFORMATION..................................................41

Item 6.    Exhibits...........................................................41

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                            PEOPLE'S LIBERATION, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                   September 30,
                                                                       2006
                                                                    -----------
                            Assets
Current Assets:
   Cash and cash equivalents ....................................   $ 1,346,537
   Due from factor ..............................................     2,725,950
   Accounts receivable, net of allowance for doubtful accounts ..       683,058
   Inventories ..................................................     2,021,487
   Prepaid expenses and other current assets ....................        54,514
   Deferred tax asset ...........................................         9,600
                                                                    -----------
     Total current assets .......................................     6,841,146

Property and equipment, net of accumulated depreciation and
   amortization .................................................       525,860
Trademarks, net of accumulated amortization .....................       186,277
Other assets ....................................................        69,470
                                                                    -----------
     Total Assets ...............................................   $ 7,622,753
                                                                    ===========

              Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses ........................   $ 1,956,420

Deferred tax liability ..........................................        41,000
                                                                    -----------
     Total Liabilities ..........................................     1,997,420

Stockholders' Equity:
   Series A convertible preferred stock, $.001 par value;
     3,500,000 shares authorized; no shares issued and
     outstanding ................................................          --
   Common stock, $.001 par value; 150,000,000 shares
     authorized; 34,371,134 shares issued and outstanding .......        34,371
   Additional paid-in capital ...................................     6,416,540
   Accumulated deficit ..........................................      (825,578)
                                                                    -----------
     Total Stockholders' Equity .................................     5,625,333
                                                                    -----------
     Total Liabilities and Stockholders' Equity .................   $ 7,622,753
                                                                    ===========


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                             ---------------------------    ----------------------------
                                                 2006           2005            2006            2005
                                             ------------   ------------    ------------    ------------
Net sales ................................   $  5,063,724   $  1,724,476    $ 11,529,799    $  2,934,175
Cost of goods sold .......................      2,710,316        886,690       6,563,775       1,678,389
                                             ------------   ------------    ------------    ------------
  Gross profit ...........................      2,353,408        837,786       4,966,024       1,255,786

Selling expenses .........................        655,349        354,503       1,442,768         600,162
Design and production ....................        593,756        264,542       1,732,418         402,000
General and administrative ...............        985,810        266,524       2,415,356         376,910
                                             ------------   ------------    ------------    ------------

  Total operating expenses ...............      2,234,915        885,569       5,590,542       1,379,072
                                             ------------   ------------    ------------    ------------

Income (loss) from operations ............        118,493        (47,783)       (624,518)       (123,286)

Interest income (expense), net ...........         14,355        (14,512)         55,886         (24,626)
                                             ------------   ------------    ------------    ------------

Income (loss) before income taxes ........   $    132,848   $    (62,295)   $   (568,632)   $   (147,912)
Provision for income taxes ...............           --          108,000           1,600         108,000
                                             ------------   ------------    ------------    ------------

Net income (loss) ........................   $    132,848   $   (170,295)   $   (570,232)   $   (255,912)
                                             ============   ============    ============    ============

Basic weighted average income (loss) per
common share (1) .........................   $       0.00   $       --      $      (0.02)   $       --
Diluted weighted average income (loss) per
common share (1) .........................   $       0.00   $       --      $      (0.02)   $       --

Basic weighted average common shares
outstanding (1) ..........................     34,371,134           --        33,769,563            --
Diluted weighted average common shares
outstanding (1) ..........................     34,371,134           --        33,769,563            --

(1) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2006, which became effective on January 5, 2006.


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                          --------------------------
                                                                              2006           2005
                                                                          -----------    -----------
Cash flows from operating activities:
  Net loss ............................................................   $  (570,232)   $  (255,912)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization ....................................        64,679         12,026
     Increase in allowance for doubtful accounts ......................        38,000           --
     Stock based compensation .........................................       173,749           --
     Deferred taxes ...................................................          --            8,200
     Changes in operating assets and liabilities:
       Receivables ....................................................    (1,432,168)       (87,779)
       Inventories ....................................................      (928,506)      (487,007)
       Prepaid expenses and other current assets ......................       167,614         12,750
       Other assets ...................................................       (24,036)          --
       Accounts payable and accrued expenses ..........................       (79,086)       739,373
       Income taxes payable ...........................................       (25,800)        98,200
                                                                          -----------    -----------
         Net cash flows (used in) provided by operating activities ....    (2,615,786)        39,851
                                                                          -----------    -----------

Cash flows from investing activities:
  Acquisition of trademarks ...........................................      (146,556)       (34,757)
  Acquisition of property and equipment ...............................      (419,397)       (86,791)
                                                                          -----------    -----------
     Net cash flows used in investing activities ......................      (565,953)      (121,548)
                                                                          -----------    -----------

Cash flows from financing activities:
  Proceeds from loan payable ..........................................          --            6,011
  Proceeds from loan payable to related party .........................          --           75,000
                                                                          -----------    -----------
     Net cash flows provided by financing activities ..................          --           81,011
                                                                          -----------    -----------

Net decrease in cash and cash equivalents .............................    (3,181,739)          (686)
Cash and cash equivalents, beginning of period ........................     4,528,276          2,230
                                                                          -----------    -----------
Cash and cash equivalents, end of period ..............................   $ 1,346,537    $     1,544
                                                                          ===========    ===========

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
  Interest ............................................................   $     1,837    $    23,226
  Income taxes ........................................................        27,400          1,600
  Non-cash financing transactions:
     Loan payable converted to common stock ...........................          --          300,000
     Trade payable converted to members' equity .......................          --           25,000
     Conversion of convertible preferred stock and reverse stock split:
         Common stock .................................................        32,846           --
         Additional paid-in capital ...................................     6,639,892           --
         Preferred stock Series A .....................................    (6,672,738)          --


                 See Notes to Consolidated Financial Statements.

1.       PRESENTATION OF INTERIM INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of the management of People's Liberation, Inc. and its Subsidiaries are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2005 and subsequent amendments to Form 10-KSB.

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

         Versatile was organized as a California corporation under the laws of the State of California on April 21, 2001. Bella Rose was organized as a California limited liability company under the laws of the State of California on May 13, 2005. Prior to the exchange transaction on November 22, 2005, Bella Rose and Versatile had common ownership and control. The consolidated financial statements as of and for the nine months ended September 30, 2006 reflect the capital structure of People's Liberation, Inc., the parent holding company, after giving effect to the exchange transaction. The capital structure in the historical combined financial statements of Versatile and Bella Rose prior to the exchange transaction are different as they do not reflect the application of reverse merger accounting.

3.       EARNINGS PER SHARE

         The Company computes and presents earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. Warrants representing 3,125,000 shares of common stock at exercise prices ranging from $1.25 to $2.00 per share and options representing 1,887,000 shares of common stock at an exercise price of $1.25 per share were outstanding for the three and nine months ended September 30, 2006, but were excluded from the average number of common shares outstanding in the calculation because the effect of exercise or inclusion would be anti-dilutive. For the three and nine months ended September 30, 2005, there were no stock options, warrants, convertible preferred stock or other stock rights outstanding.

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

                                            INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2006       (LOSS)     SHARES (1)   PER SHARE
-------------------------------------     ----------   ----------   ----------
Basic income per share:
Income available to common
  stockholders ......................     $  132,848   34,371,134   $     0.00

Effect of Dilutive Securities:
Options .............................           --           --           --
Warrants ............................           --           --           --
                                          ----------   ----------   ----------
Income available to common
  stockholders ......................     $  132,848   34,371,134   $     0.00
                                          ==========   ==========   ==========

                                            INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2005       (LOSS)     SHARES (1)   PER SHARE
-------------------------------------     ----------   ----------   ----------
Basic loss per share:
Loss available to common
  stockholders ......................     $ (170,295)        --     $     --

Effect of Dilutive Securities:
Options .............................           --           --           --
Warrants ............................           --           --           --
                                          ----------   ----------   ----------
Loss available to common
  stockholders ......................     $ (170,295)        --     $     --
                                          ==========   ==========   ==========


                                            INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2006        (LOSS)      SHARES (1)   PER SHARE
------------------------------------      ----------    ----------   ---------
Basic loss per share:
Loss available to common
  stockholders ......................     $ (570,232)   33,769,563   $   (0.02)

Effect of Dilutive Securities:
Options .............................           --            --          --
Warrants ............................           --            --          --
                                          ----------    ----------   ---------
Loss available to common
  stockholders ......................     $ (570,232)   33,769,563   $   (0.02)
                                          ==========    ==========   =========

                                            INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2005        (LOSS)      SHARES (1)   PER SHARE
------------------------------------      ----------    ----------   ---------
Basic loss per share:
Loss available to common
  stockholders .....................      $ (255,912)         --     $     --

Effect of Dilutive Securities:
Options ............................            --            --           --
Warrants ...........................            --            --           --
                                          ----------    ----------   ----------
Loss available to common
  stockholders .....................      $ (255,912)         --     $     --
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

         During the three and nine months ended September 30, 2006, the Company issued 1,300,000 and 2,052,000 options to employees, officers, directors and outside consultants at an exercise price of $1.25 per share. Options to purchase 292,000 shares were exercisable as of September 30, 2006. Total stock based compensation expense for the three and nine months ended September 30, 2006 was approximately $115,000 and $174,000. The compensation expense recognized during the three and nine months ended September 30, 2006 decreased basic and diluted income per share and increased basic and diluted loss per share reported in our Statements of Operations by $.01 per share, respectively. Total fair value of options granted to employees, officers, directors and outside consultants during the nine months ended September 30, 2006 was approximately $1,052,000. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the "safe harbor" provisions provided in SAB
107. The following is a summary, for the periods indicated, of the weighted-average assumptions we used as inputs to the Black-Scholes pricing model:

                                                   Three months     Nine months
                                                       ended           ended
                                                   September 30,   September 30,
                                                        2006            2006
                                                   -------------   -------------

Dividend yield.................................            --               --
Risk-free interest rate........................           5.2%             5.2%
Expected volatility............................          60.3%            60.3%
Expected life of options - weighted average....     5.9 years        5.9 years

         The fair value of options granted to outside consultants will be adjusted until the options vest or there is a substantial performance commitment as provided by the Emerging Issues Task Force (EITF) 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES (EITF 96-18).

         During the three and nine months ended September 30, 2005, the Company did not grant any options to purchase shares of its common stock, and during that period there were no options that vested. Accordingly, no proforma information for September 30, 2005 is required.

         For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations for the third quarter of 2006 is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the quarter ended September 30, 2006, expected forfeitures is immaterial and as such the Company is recognizing forfeitures as they occur.

         Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by EITF 96-18.

5.       INVENTORIES

         Inventories are summarized as follows:

         Piece goods and trim .....................          $  622,188
         Finished goods ...........................           1,399,299
                                                             ----------
                                                             $2,021,487
                                                             ==========

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

         CAPITAL RAISE

         Immediately following the acquisition of Versatile and Bella Rose, the Company received gross proceeds of approximately $7.8 million in a private placement transaction with institutional investors and other high net worth individuals. Pursuant to subscription agreements entered into with these investors, the Company sold 578,125.58 shares of series A convertible preferred stock at a price per share of $13.5135, which subsequently converted into 6,250,000 shares of common stock on a post reverse stock split basis. The Company also issued to the investors five-year warrants to purchase an aggregate of 2,500,000 shares of common stock with an exercise price of $2.00 per share. After broker commissions and expenses and accounting, legal and other expenses, the Company received net proceeds of approximately $6.6 million in the capital raise. The warrants were valued at approximately $808,000 using the Black Scholes valuation model. The intrinsic value of the conversion feature related to the issuance of the Series A convertible preferred stock to investors amounted to approximately $4.9 million. The effect of recording the beneficial conversion feature on the December 31, 2005 consolidated financial statements was an increase in the additional paid-in capital of $4.9 million and an offsetting decrease in additional paid-in capital of the same amount.

         Sanders Morris Harris, Inc. acted as placement agent in connection with the capital raise. For their services as placement agent, the Company paid Sanders Morris Harris a fee equal to 7%, or approximately $546,875, of the gross proceeds from the financing. The Company also paid for the out-of-pocket expenses incurred by Sanders Morris Harris and all purchasers in the amount of $25,000. In addition, the Company issued to Sanders Morris Harris and its employees, Dean Oakey and Jonah Sulak, warrants to purchase an aggregate of 625,000 shares of common stock at an exercise price of $1.25 per share. The warrants are fully vested and have a term of 5 years. The warrants were valued at approximately $310,000 using the Black Scholes valuation model.

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

         The following Pro forma statement of operations information assumes the automatic conversion and reverse split, as discussed above, occurred as of the beginning of the accounting period. The pro forma provision for income taxes for the three and nine months ended September 30, 2005 assumes that Versatile Entertainment, Inc. and Bella Rose, LLC were C-Corporations as of the beginning of the accounting period.

                                                      Three months    Nine months
                                                          ended          ended
                                                      September 30,   September 30,
                                                          2005            2005
                                                      ------------    ------------
Net loss, as reported .............................   $   (170,295)   $   (255,912)
Loss before income taxes, as reported .............        (62,295)       (147,912)
Pro forma income tax benefit ......................        (24,900)        (59,165)
Pro forma net loss ................................        (37,395)        (88,747)
Pro forma net loss available to common shareholders        (37,395)        (88,747)
Pro forma basic and diluted loss per common share .          (0.00)          (0.01)
Pro forma basic and diluted weighted average
common shares outstanding .........................     12,163,683      12,163,683

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

7.       PRODUCT ENDORSEMENT AGREEMENT

         In May 2006, the Company entered into a product endorsement agreement with rock icon Tommy Lee to create a limited edition clothing group called "PL for TL." The clothing line will consist of a range of denim, hooded sweatshirts and hats for both men and women and will combine modern tailoring with an edgy, yet sleek fit. The inspiration of the "PL for TL" group is the artistic elements of Tommy Lee's tattoos. The knits and denim will have authentic detailing influenced by Tommy's unique aesthetic. Tommy Lee will also be involved in the design and development of the products and will make a minimum of six annual appearances at a combination of trade shows, retail locations and fashion shows to promote the clothing line. The agreement provides for a term of 18 months, minimum sales targets and royalties on net product sales at a negotiated rate. The "PL for TL" collection is expected to launch in November 2006.

8.       EMPLOYMENT AGREEMENTS

         On July 13, 2006, the Company entered into an Employment Agreement with Edward Houston pursuant to which he serves as the Company's President effective July 20, 2006. Mr. Houston is employed on an "at will" basis by the Company and will receive an annual salary of $300,000, which is subject to adjustment pursuant to the Company's employee compensation policies in effect from time to time. In addition to his base salary, commencing with fiscal year 2006 and for each fiscal year thereafter during which Mr. Houston is performing services for the Company, the Company will maintain a Management Incentive Program pursuant to which the Company will set aside during each fiscal year for payment to Mr. Houston an amount equal to three percent (3%) of the Company's earnings before interest and taxes for such fiscal year. Mr. Houston was also granted a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $1.25. In the event Mr. Houston is terminated without cause prior to the third anniversary of the commencement of his employment with the Company, the Company shall pay to Mr. Houston the equivalent of six months of his base salary, or if lesser, the base salary Mr. Houston would have earned had he remained employed with the Company through such third anniversary of commencement of his employment at his then applicable rate of pay.

         On January 3, 2006, the Company entered into an Employment Agreement with Darryn Barber pursuant to which he serves as the Company's Chief Financial Officer and Chief Operating Officer. The agreement is for a term of 2 years commencing as of November 22, 2005 and terminating on November 21, 2007. Mr.
Barber is currently receiving a base salary of $212,000 up to the first anniversary of his appointment, and will receive $232,000 during the second year of his contract. In addition to his base salary, Mr. Barber will receive an annual bonus of not less than $25,000 and no more than $100,000 based on objectives determined by our Board of Directors. On July 7, 2006, in accordance with the Employment Agreement, Mr. Barber was granted a stock option to purchase 300,000 shares of the Company's common stock at an exercise price of $1.25 per share. One-third of the options vest in monthly installments of 25,000 beginning August 7, 2006 and the balance vested immediately. In the event Mr. Barber is terminated without cause, the Company shall continue to pay Mr. Barber's then current base salary for the remaining term of the agreement, without regard to any employment of Mr. Barber by a third party. On November 8, 2006, the Company and Darryn Barber entered into an amendment to amend Mr. Barber's Employment Agreement with the Company. Pursuant to the amendment, Darryn Barber resigned from his position as Chief Operating Officer of the Company, effective November 8, 2006. However, Mr. Barber will continue to serve the Company as the Company's Chief Financial Officer. The amendment also extends the exercise period of Mr. Barber's option to purchase 300,000 shares of the Company's common stock to a period of one year following termination of Mr. Barber's service with the Company for any reason other than for cause (as defined in the Employment Agreement). Previously, Mr. Barber's option was to remain exercisable for a period of at least six months following termination of Mr. Barber's service with the Company for any reason other than for cause.

9.       CONSULTING AGREEMENTS

         In June 2006, the Company entered into a consulting agreement with a sales consultant. Pursuant to the terms of the consulting arrangement, the Company issued to the consultant a non-qualified option to purchase 150,000 shares of the Company's common stock at an exercise price of $1.25 per share. The options were to vest 25% after one year and monthly thereafter over two years. In August 2006, the parties terminated this agreement, and since none of the options had vested at the time of termination, pursuant to the terms of the Company's 2005 Stock Incentive Plan, the options were cancelled upon termination of the agreement.

         On January 5, 2006, the Company entered into a consulting agreement with MK Sportswear. Under the terms of the agreement, MK Sportswear was to provide sales and customer services functions on behalf of the Company. The agreement provided for commissions at an agreed upon percentage of net sales and had a term of two years that expired on December 31, 2007. In accordance with the agreement, on June 22, 2006 the Company issued a non-qualified stock option to purchase 150,000 shares of the Company's common stock at an exercise price of $1.25 per share to Mark Kanights. The options vest 25% after one year and monthly thereafter over two years. On August 22, 2006, the Company terminated its original agreement and entered into a new agreement with MK Sportswear and Mark Kanights, whereby Mark Kanights will provide sales and customer service functions on behalf of the Company on an exclusive basis through July 1, 2009 and receive a monthly salary and commissions at an agreed upon percentage of net sales. Pursuant to the new agreement, in exchange for services to be performed by Mark Kanights through July 1, 2009, the 150,000 stock options granted to Mark Kanights under the original agreement shall remain granted to him under the same terms and conditions set forth in the original agreement.

10.      SUBSEQUENT EVENTS

         WILLIAM RAST SOURCING AND WILLIAM RAST LICENSING AGREEMENTS

         On or around April 27, 2005, Bella Rose entered into letter agreements (the "Letter Agreements") with William Rast Enterprises, LLC ("WRE"). The Letter Agreements contemplated the formation of a joint venture between the parties to exploit the William Rast(TM) trademark (the "Venture"). More particularly, the Letter Agreements contemplated the formation of a sourcing company, which would have rights to manufacture and sell William Rast branded apparel (the "Sourcing Company"), and a licensing company, which would own the William Rast(TM) trademark and license rights to the trademark to the Sourcing Company and other parties (the "Licensing Company"). The Letter Agreements also contemplated a services agreement, pursuant to which Justin Timberlake would provide personal services to the Licensing Company and its licensees (including the Sourcing Company) in connection with the exploitation of the William Rast brand (the "Services Agreement").

         While the Letter Agreements contemplated that the Venture would be operated by a separate operating entity, which entity would be owned and managed 50% by Bella Rose and 50% by WRE, the Venture's business has been operated directly by Bella Rose since inception.

         On  October  1,  2006,  Bella  Rose  and  WRE  entered  into  long-form definitive agreements, including the Limited Liability Company Operating Agreement of William Rast Sourcing, LLC (the "Sourcing Operating Agreement"), the Limited Liability Company Operating Agreement of William Rast Licensing, LLC (the "Licensing Operating Agreement", and together with the Sourcing Operating Agreement, the "Operating Agreements"), and the Services Agreement by and between William Rast Licensing and Justin Timberlake (the Operating Agreements, together with the Services Agreement, the "Transaction Documents") to memorialize the terms set forth in the Letter Agreements, with the exception that Bella Rose has operational control over William Rast Sourcing, LLC ("William Rast Sourcing") and William Rast Licensing, LLC ("William Rast Licensing") as set forth in the Operating Agreements.

         Pursuant to the Sourcing Operating Agreement, WRE received a 50% membership interest in William Rast Sourcing. Bella Rose was also granted a 50% membership interest in William Rast Sourcing in exchange for assigning all of the assets and liabilities of the William Rast apparel business operated by Bella Rose pursuant to a Contribution Agreement dated October 1, 2006 between Bella Rose and William Rast Sourcing. Profits and losses are allocated to each member in accordance with their respective membership interests. WRE is to receive minimum annual non-cummulative profit allocations of 6% of net sales or, if less, the actual amount of profits for the year. The Sourcing Operating Agreement requires Bella Rose to loan William Rast Sourcing up to $1.8 million in working capital funds through December 31, 2007. The Sourcing Operating Agreement also includes certain rights related to the sale or transfer of membership interests, including right of first refusal and drag along rights.

         Pursuant to the Licensing Operating Agreement, WRE received a 50% membership interest in William Rast Licensing. Bella Rose was also granted a 50% membership interest in William Rast Licensing in exchange for contributing the William Rast(TM) trademarks currently owned by Versatile pursuant to a Trademark Assignment Agreement dated as of October 1, 2006 between William Rast Licensing and Versatile. Profits and losses are allocated to each member in accordance with their respective membership interests. WRE is to receive minimum annual non-cummulative profit allocations of 3% of net sales or, if less, the actual amount of profits for the year. The Licensing Operating Agreement requires Bella Rose to loan William Rast Licensing up to $200,000 in working capital funds through December 31, 2007. The Licensing Operating Agreement also includes certain rights related to the sale or transfer of membership interests, including right of first refusal and drag along rights.

         In accordance with a Trademark Licensing Agreement, William Rast Licensing granted William Rast Sourcing a perpetual, royalty free, exclusive, worldwide, nontransferable license to use the William Rast trademarks in connection with the sourcing, marketing and distribution of men's, women's and children's apparel.

         In consideration for WRE entering into the Operating Agreements on terms which give Bella Rose operational control over the Sourcing Company and the Licensing Company, which operational control the Letter Agreements provided would be 50% in favor of Bella Rose and 50% in favor of WRE, the Company, on October 1, 2006, issued to WRE 571,429 shares of its common stock, par value $0.001 per share, pursuant to a Stock Subscription Agreement entered into between WRE and the Company on the same date. The common stock issued pursuant to the Stock Subscription Agreement contains restrictions related to the sale or transfer of the shares, including right of first refusal and annual volume limitations. The market price of the Company's common stock on the date of issuance of the shares was $0.75.

         The issuance of the shares of common stock to WRE was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to an exemption from registration contained in Regulation D, only to accredited investors. The shares of common stock may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. No registration statement covering these securities has been filed with the United States Securities and Exchange Commission or with any state securities commission.

         Pursuant to the Services Agreement entered into between William Rast Licensing and Justin Timberlake, Mr. Timberlake agrees to provide William Rast Licensing and its licensees (which includes William Rast Sourcing) with certain services in connection with the launch, advertising, design, and styling of William Rast branded apparel and other consumer products. During the term of the agreement, except as otherwise provided in the agreement, the services to be rendered by Mr. Timberlake in the indirect endorsement of William Rast branded apparel and other consumer products shall be exclusive to William Rast Licensing. The Services Agreement expires on December 31, 2008 and may be terminated earlier by Mr. Timberlake if certain sales targets are not met.

         Beginning October 1, 2006, William Rast Sourcing and William Rast Licensing will be consolidated under Bella Rose, a wholly-owned subsidiary of the Company. Until WRE has a basis in the capital of William Rast Sourcing and William Rast Licensing, losses will not be allocated to WRE. Instead, all losses will be recognized by Bella Rose in consolidation. Subsequently, if profits are generated by William Rast Sourcing and William Rast Licensing, then profits will not be allocated to WRE until previously unrecognized minority losses are fully recouped by Bella Rose. Minimum profit allocations to WRE will be accounted for as a minority interest in the consolidated financial statements of the Company.

         Because net liabilities of Bella Rose were transferred to William Rast Sourcing and William Rast Licensing upon formation of the new entities, the settlement of which is the sole responsibility of Bella Rose, there was no gain or loss recognized upon the transfer of the net liabilities to the new entities.

         LAUNCH OF PEOPLE'S LIBERATION AND WILLIAM RAST E-COMMERCE WEBSITES

         In October 2006, the Company launched its e-commerce websites, peoplesliberation.com and williamrast.com, for the direct sale of select People's Liberation and William Rast products to the public through its websites. The websites showcase each brand's men's and women's collections, including premium denim jeans, skirts, knits tops, jackets and tracksuits, a selection of which is available for purchase online. The Company expects the websites to attract new customers and increase existing loyalty to its brands. In conjunction with the launch of the e-commerce websites, the Company entered into an agreement with a vendor to provide customer service, fulfillment and site maintenance services. The agreement has a three-year term and may be terminated after six months. Fees for services provided by the vendor are calculated based on a percentage of net website revenue.

         APPOINTMENT OF TOM NIELDS AS CHIEF OPERATING OFFICER

         On November 8, 2006, Tom Nields was appointed Chief Operating Officer of the Company, effective immediately. Pursuant to an oral agreement between the Company and Mr. Nields, Mr. Nields will be paid an annual salary of $200,000, and a discretionary bonus to be determined by the Company's Board of Directors.

11.      OFF BALANCE SHEET RISK AND CONTINGENCIES

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At September 30, 2006, total factor receivables approximated $2,845,000. Factored accounts receivable with recourse amounted to $475,000 as of September 30, 2006.

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

12.      NEW ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which became effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be charged to expense as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard has not had a material impact on the Company's consolidated financial position and results of operations.

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

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140," to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement occurring after the beginning of an entity's fiscal year that begins after September 15, 2006. The adoption of this Statement is not expected to have a material effect on the Company's consolidated financial statements.

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

         In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which is an interpretation of SFAS No. 109 ("SFAS 109"), "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 may have on its financial position or results of operations.

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employer's Accounting for Pensions" or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (c) measure defined benefit plan assets and obligations as of the date of the employer's statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS 158 are to be applied prospectively upon adoption. For companies without publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer's statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. The Company believes the adoption of this pronouncement will not have a material impact on its consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

         In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB108"). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF PEOPLE'S LIBERATION, INC. FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         We design, market and sell high-end casual apparel under the brand names "People's Liberation" and "William Rast." The majority of the merchandise we offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, we distribute our merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus, Lisa Klein, Lulu's Boutique, Atrium and Fred Segal. Internationally, in select countries, we sell our products directly and through distributors to better department stores and boutiques, such as Mitsukoshi and TNT in Canada. We are headquartered in Los Angeles, California.

         In the United States, we use the services of a sales agent to market our products and provide customer relationship and sales functions. Additionally, our sales agent operates a showroom in Los Angeles for our products and we have a staff dedicated to our product lines. For sales agent services, we pay a salary and commissions on sales generated through the agent's efforts. We also have a showroom in New York with dedicated commissioned sales staff and in-house salaried sales executives in Los Angeles. We ship products to and invoice our United States customers directly from our facilities in Los Angeles, California.

         Internationally, we sell our products in Mexico, Canada, the United Kingdom and Japan, primarily through distributors. With the exception of the United Kingdom, we currently have exclusive or long-term distribution agreements for all our international territories. We intend to substantially increase the countries in which our products are sold by contracting with distributors on a territory by territory basis. We are currently negotiating with our distributor in Japan to terminate our current distribution agreement. We intend to seek out an alternative distributor in Japan to replace our existing distributor. We ship products to and invoice our international distributors, who are responsible for warehousing and reselling our products to their customers.

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

SIGNIFICANT DEVELOPMENTS

         In October 2006, we launched our e-commerce websites, peoplesliberation.com and williamrast.com, for the direct sale of select People's Liberation and William Rast products to the public through our websites. The websites showcase each brand's men's and women's collections, including premium denim jeans, skirts, knits tops, jackets and tracksuits, a selection of which is available for purchase online. We expect the websites to attract new customers and increase existing loyalty to our brands.

         On October 1, 2006, Bella Rose and William Rast Enterprises ("WRE"), an entity owned in part by Justin Timberlake, entered into long-form definitive agreements, including the Limited Liability Company Operating Agreements of William Rast Sourcing, LLC and William Rast Licensing, LLC, and the Services Agreement by and between William Rast Licensing and Justin Timberlake, to memorialize the terms set forth in Letter Agreements entered into on or around April 27, 2005 by the two parties. Pursuant to the William Rast Sourcing, LLC Operating Agreement, WRE received a 50% membership interest in William Rast Sourcing. Bella Rose was also granted a 50% membership interest in William Rast Sourcing in exchange for assigning all of the assets and liabilities of the William Rast apparel business operated by Bella Rose pursuant to a Contribution Agreement dated October 1, 2006 between Bella Rose and William Rast Sourcing. Pursuant to the William Rast, LLC Operating Agreement, WRE received a 50% membership interest in William Rast Licensing. Bella Rose was also granted a 50% membership interest in William Rast Licensing in exchange for contributing the William Rast(TM) trademarks currently owned by Versatile pursuant to a Trademark

Assignment Agreement dated as of October 1, 2006 between William Rast Licensing and Versatile. Beginning October 1, 2006, William Rast Sourcing and William Rast Licensing will be consolidated under Bella Rose, a wholly-owned subsidiary of the Company. Until WRE has a basis in the capital of William Rast Sourcing and William Rast Licensing, losses will not be allocated to WRE. Instead, all losses will be recognized by Bella Rose in consolidation. Subsequently, if profits are generated by William Rast Sourcing and William Rast Licensing, then profits will not be allocated to WRE until previously unrecognized minority losses are fully recouped by Bella Rose. Minimum profit allocations to WRE will be accounted for as a minority interest in the consolidated financial statements of the Company.

         In May 2006, we entered into an agreement with rock icon Tommy Lee to create a limited edition clothing group called "PL for TL." The clothing line will consist of a range of denim, hooded sweatshirts and hats for both men and women and will combine modern tailoring with an edgy, yet sleek fit. The inspiration of the "PL for TL" group is the artistic elements of Tommy Lee's tattoos. The knits and denim will have authentic detailing influenced by Tommy's unique aesthetic. Tommy Lee will also be involved in the design and development of the products and will make a minimum of six annual appearances at a combination of trade shows, retail locations and fashion shows to promote the clothing line. The "PL for TL" collection is expected to launch in November 2006.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 12 to Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS


     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2006 AND THREE MONTHS ENDED SEPTEMBER 30, 2005

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                        ----------------------
                                                          2006          2005
                                                        --------      --------

Net sales ......................................           100.0%        100.0%
Cost of goods sold .............................            53.5          51.4
                                                        --------      --------
Gross profit ...................................            46.5          48.6
Selling expenses ...............................            13.0          20.6
Design and production expenses .................            11.7          15.3
General and administrative expenses ............            19.5          15.5
                                                        --------      --------
Operating income (loss) ........................             2.3%         (2.8)%
                                                        ========      ========

         NET SALES

                                    THREE MONTHS ENDED
                                       SEPTEMBER 30,
                                  ----------------------     PERCENT
                                     2006          2005       CHANGE
                                  ----------   ----------   ----------

         Net Sales ............   $5,063,724   $1,724,476     193.6%


         The increase in net sales for the three months ended September 30, 2006 was due to the continued growth of our People's Liberation and William Rast apparel lines, which continue to be well received by our target retailers. We commenced operations of our People's Liberation business in July 2004 and began shipping our products in the fourth quarter of 2004. We commenced operations of our William Rast business in May 2005 and began shipping our products in the fourth quarter of 2005. Net sales increased approximately $1,745,000 to $5,064,000 in the third quarter of 2006 from $3,319,000 in the second quarter of 2006.

         GROSS PROFIT

                                     THREE MONTHS ENDED
                                        SEPTEMBER 30,
                                   ----------------------     PERCENT
                                      2006          2005       CHANGE
                                   ----------   ----------   ----------

         Gross Profit ........     $2,353,408   $  837,786     180.9%


         Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight and overhead expenses. Overhead expenses primarily consist of warehouse and shipping salaries and expenses. Our gross margin decreased to 46.5% for the three months ended September 30, 2006 from 48.6% for the three months ended September 30, 2005. The decrease in gross profit as a percentage of net sales was due to a change in our product mix during 2006 compared to 2005. Gross margin as a percentage of net sales increased to 46.5% for the third quarter of 2006 compared to 39.1% in the second quarter of 2006. This increase resulted from a seasonal change in our product mix during the third quarter of 2006 and economies of scale achieved in the manufacturing process of our products. We will continue to seek out manufacturers, suppliers and other vendors with competitive pricing for quality products and services in an effort to continue to improve our gross margin.

              SELLING EXPENSES

                                     THREE MONTHS ENDED
                                        SEPTEMBER 30,
                                   ----------------------     PERCENT
                                      2006          2005       CHANGE
                                   ----------   ----------   ----------

         Selling expenses ......   $  655,349   $  354,503      84.9%


         Selling expense for the three months ended September 30, 2006 and 2005 primarily related to tradeshow, sales commissions and salaries, travel and showroom expenses. As a percentage of net sales, selling expenses decreased to 13.0% for the three months ended September 30, 2006 compared to 20.6% for the three months ended September 30, 2005, as a result of net sales increasing during the period more rapidly than selling expenses. The increase in selling expense for the three months ended September 30, 2006 is attributable to our participation in several additional tradeshows in 2006 that we did not participate in during the three months ended September 30, 2005. Selling expenses increased approximately $299,000 to $655,000 (or 13.0% of net sales) in the third quarter of 2006 from $356,000 (or 10.7% of net sales) in the second quarter of 2006. This increase was due primarily to the timing of tradeshows, with an increase occurring in the third quarter of 2006, and related travel expenses, offset by decreased royalty and promotion and marketing expenses in the third quarter of 2006. We also hired additional salaried salespeople in the third quarter of 2006.

              DESIGN AND PRODUCTION EXPENSES

                                     THREE MONTHS ENDED
                                        SEPTEMBER 30,
                                   ----------------------     PERCENT
                                      2006          2005       CHANGE
                                   ----------   ----------   ----------

         Design and production
            expenses.............  $  593,756   $  264,542     124.4%


         Design and production expenses for the three months ended September 30, 2006 and 2005 primarily related to design salaries and sample costs. As a percentage of net sales, design and production expenses decreased to 11.7% for the three months ended September 30, 2006 compared to 15.3% for the three months ended September 30, 2005, as a result of net sales increasing during the period more rapidly than design and production expenses. Design and production expenses increased during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 as we increased our design staff and incurred additional sample costs for both our People's Liberation and William Rast apparel lines. Design and production expenses decreased approximately $60,000 to $594,000 in the third quarter of 2006 from $654,000 in the second quarter of 2006. This decrease was due primarily to the timing of sample costs related to the development of new product lines, including our Tommy Lee inspired, PL for TL line and the introduction of new product categories within our existing product lines, with a significant amount of these costs incurred in the second quarter of 2006. Reduced sample costs were offset by the hiring of additional design and production personnel in the third quarter of 2006. We expect to increase our design and production expenses as we continue to modify our existing product lines and develop new product lines, including our Tommy Lee apparel line, to drive revenue growth.

              GENERAL AND ADMINISTRATIVE EXPENSES

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                      ----------------------     PERCENT
                                         2006          2005       CHANGE
                                      ----------   ----------   ----------

         General and administrative
            expenses........          $  985,810   $  266,524     269.9%


         General and administrative expenses for the three months ended September 30, 2006 and 2005 primarily related to salaries, professional fees and facility costs. As a percentage of net sales, general and administrative expenses increased to 19.5% for the three months ended September 30, 2006 from 15.5% for the three months ended September 30, 2005. The increase in general and administrative expenses primarily related to increased professional fees, including fees related to public company reporting requirements, and the hiring of additional management personnel including our Chief Financial Officer, President, other finance and administrative employees, and compensation costs related to stock option grants in the second quarter of 2006. General and administrative expenses increased approximately $250,000 to $986,000 in the third quarter of 2006 from $736,000 in the second quarter of 2006. As a percentage of net sales, general and administrative expenses decreased to 19.5% in the third quarter of 2006 from 22.2% in the second quarter of 2006. The increase in general and administrative expenses was due primarily to compensation costs related to stock option grants and legal fees incurred in the third quarter of 2006 related to the defense of a lawsuit filed against us by a competitor. We expect general and administrative expenses to increase as we continue to build our infrastructure to support our existing brands and future growth.

              INTEREST (INCOME) EXPENSE

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                      ----------------------     PERCENT
                                         2006          2005       CHANGE
                                      ----------   ----------   ----------

         Interest (Income) Expense    $  (14,355)  $   14,512       *
         * Not meaningful

         Under our factoring arrangement, we may borrow up to 85% on our factored accounts receivable. We had matured funds held at the factor of approximately $49,000 at September 30, 2006. Outstanding borrowings under our factoring arrangement amounted to approximately $656,000 at September 30, 2005. There were no outstanding borrowings from the factor as of September 30, 2006. We received $6.6 million of net proceeds in our private placement transaction in November 2005.

         PROVISION FOR INCOME TAX

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                      ----------------------     PERCENT
                                         2006          2005       CHANGE
                                      ----------   ----------   ----------

         Provision for Income Tax..   $     --     $  108,000       *
         * Not meaningful


         Through May 31, 2005, Versatile was a Sub-Chapter S Corporation and taxes were payable individually by its shareholder. As a Sub-Chapter S Corporation, Versatile was subject to the California minimum tax of $800 or was taxed at the rate of 1.5% of net income, whichever was higher. Effective as of June 1, 2005, Versatile's Sub-Chapter S status was terminated and Versatile became a C Corporation for tax purposes. Effective November 22, 2005, as a result of the exchange transaction, income and losses generated by Bella Rose, LLC became taxable at C Corporation rates on a consolidated basis. The deferred tax asset at September 30, 2006 represents the amount that management believes is more likely than not to be realized.


         NET INCOME (LOSS)
                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                      ----------------------     PERCENT
                                         2006          2005       CHANGE
                                      ----------   ----------   ----------

         Net income (loss).........   $  132,848   $ (170,295)    178.0%


         Our increase in net income is due primarily to increased sales, offset by increased selling, design and production and general administrative expenses incurred to promote our People's Liberation and William Rast brands, as discussed above. Net income increased to approximately $133,000 in the third quarter of 2006 compared to a net loss of $411,000 in the second quarter of 2006. The increase in net income in the third quarter of 2006 compared to the net loss in the second quarter of 2006 was due primarily to increased sales and gross margin during the three months ended September 30, 2006, offset by increased selling and general and administrative expenses, as discussed above.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2006 AND NINE MONTHS ENDED SEPTEMBER 30, 2005

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                         ---------------------
                                                           2006         2005
                                                         --------     --------

Net sales ............................................      100.0%       100.0%
Cost of goods sold ...................................       56.9         57.2
                                                         --------     --------
Gross profit .........................................       43.1         42.8
Selling expenses .....................................       12.5         20.5
Design and production expenses .......................       15.0         13.7
General and administrative expenses ..................       21.0         12.8
                                                         --------     --------
Operating loss .......................................       (5.4)%       (4.2)%
                                                         ========     ========


         NET SALES

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                       -------------------------     PERCENT
                                           2006          2005         CHANGE
                                       -----------   -----------   ------------

         Net Sales.................    $11,529,799   $ 2,934,175      292.9%


         The increase in net sales for the nine months ended September 30, 2006 was due to the continued growth of our People's Liberation and William Rast apparel lines, which continue to be well received by our target retailers. We commenced operations of our People's Liberation business in July 2004 and began shipping our products in the fourth quarter of 2004. We commenced operations of our William Rast business in May 2005 and began shipping our products in the fourth quarter of 2005.

         GROSS PROFIT

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                       -----------------------     PERCENT
                                          2006          2005       CHANGE
                                       ----------   ----------   -----------

         Gross Profit..............    $4,966,024   $1,255,786      295.5%



         Our gross margin increased to 43.1% for the nine months ended September 30, 2006 from 42.8% for the nine months ended September 30, 2005. The increase in gross profit as a percentage of net sales was due to a change in our product mix during 2006 compared to 2005 and economies of scale achieved in the manufacturing process of our products.

              SELLING EXPENSES

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                       -----------------------     PERCENT
                                          2006          2005       CHANGE
                                       ----------   ----------   -----------

         Selling expenses..........    $1,442,768   $  600,162      140.4%


         As a percentage of net sales, selling expenses decreased to 12.5% for the nine months ended September 30, 2006 compared to 20.5% for the nine months ended September 30, 2005, as a result of net sales increasing during the period more rapidly than selling expenses. We expect our selling expenses to increase as our net sales increase and as we continue to promote our existing and new product lines and categories.

              DESIGN AND PRODUCTION EXPENSES

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                       -----------------------     PERCENT
                                          2006          2005       CHANGE
                                       ----------   ----------   -----------

         Design and production
            expenses ...............   $1,732,418   $  402,000      330.9%


         Design and production expenses were higher in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 as we increased our design staff and incurred additional sample costs for both our People's Liberation and William Rast apparel lines. As a percentage of net sales, design and production expenses increased to 15.0% for the nine months ended September 30, 2006 compared to 13.7% for the nine months ended September 30, 2005, as a result of design and production expenses during the period increasing more rapidly than net sales. We expect to continue to increase our design and production expenses as we continue to modify our existing product lines and develop new product lines to drive revenue growth.

              GENERAL AND ADMINISTRATIVE EXPENSES

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                       -----------------------     PERCENT
                                          2006          2005       CHANGE
                                       ----------   ----------   -----------

         General and administrative
            expenses ...............   $2,415,356   $  376,910      540.8%


         As a percentage of net sales, general and administrative expenses increased to 21.0% for nine months ended September 30, 2006 from 12.8% for the nine months ended September 30, 2005. The increase in general and administrative expenses primarily related to increased professional fees related to our Registration Statement on Form SB-2 and public company reporting requirements, the hiring of additional management personnel including our Chief Financial

Officer, President, other finance and administrative employees, and compensation costs related to stock option grants in the second and third quarters of 2006. As our sales increase, we expect general and administrative expenses to increase.

              INTEREST (INCOME) EXPENSE

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                       -----------------------     PERCENT
                                          2006          2005       CHANGE
                                       ----------   ----------   -----------

         Interest (Income) Expense .   $  (55,886)   $   24,626       *
         * Not meaningful

         Under our factoring arrangement, we may borrow up to 85% on our factored accounts receivable. We had matured funds held at the factor of approximately $49,000 at September 30, 2006. Outstanding borrowings under our factoring arrangement amounted to approximately $656,000 at September 30, 2005. There were no outstanding borrowings from the factor as of September 30, 2006. We received $6.6 million of net proceeds in our private placement transaction in November 2005.

         PROVISION FOR INCOME TAX

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                       -----------------------     PERCENT
                                          2006          2005       CHANGE
                                       ----------   ----------   -----------

         Provision for Income Tax ..   $    1,600   $  108,000        *
         * Not meaningful

         Through May 31, 2005, Versatile was a Sub-Chapter S Corporation and taxes were payable individually by its shareholder. As a Sub-Chapter S Corporation, Versatile was subject to the California minimum tax of $800 or was taxed at the rate of 1.5% of net income, whichever was higher. Effective as of June 1, 2005, Versatile's Sub-Chapter S status was terminated and Versatile became a C Corporation for tax purposes. Effective November 22, 2005, as a result of the exchange transaction, income and losses generated by Bella Rose, LLC became taxable at C Corporation rates on a consolidated basis. The deferred tax asset at September 30, 2006 represents the amount that management believes is more likely than not to be realized.

         NET LOSS

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30,
                                       -----------------------     PERCENT
                                          2006          2005       CHANGE
                                       ----------   ----------   -----------

         Net loss ..................   $ (570,232)  $ (255,912)     122.8%


         Our increase in net loss is due primarily to selling, design and production and general administrative expenses incurred to promote our People's Liberation and William Rast brands, as discussed above. Increased operating costs were offset by increased sales and gross margin during the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2006, we had cash and cash equivalents of approximately $1.3 million plus approximately $49,000 of funds held at the factor, and a working capital balance of approximately $4.9 million. As of September 30, 2005, we had $2,000 of cash and cash equivalents and a working capital deficit of approximately $366,000. Our positive cash balance results primarily from financing activities. Pursuant to a private placement transaction with institutional investors and other high net worth individuals that closed on November 23, 2005, we sold series A convertible preferred stock and received $6.6 million in net proceeds after broker commissions and expenses and accounting, legal and other expenses.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and our factoring arrangements will be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. The extent of our future capital requirements will depend on many factors, including our results of operations. If our cash from operations is less than anticipated or our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional brands, we may need to raise additional debt or equity financing. We are continually evaluating various financing strategies to be used to expand our business and fund future growth. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. We currently have a commitment for an additional capital expenditure of approximately $75,000 related to the implementation and licensing of our new Enterprise Resource Planning software system.

         CASH FLOWS

         We have satisfied our working capital requirements primarily through the sale of equity securities. For the nine months ended September 30, 2006, we had a net decrease in cash of approximately $3.2 million. Cash flows from operating, financing and investing activities for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 are summarized in the following table:

                                                            NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                   ----------------------------
ACTIVITY:                                              2006             2005
----------------------------------------------     -----------      -----------

Operating activities .........................     $(2,616,000)     $    40,000
Investing activities .........................        (566,000)        (122,000)
Financing activities .........................            --             81,000
                                                   -----------      -----------
Net decrease in cash and cash equivalents ....     $(3,182,000)     $    (1,000)
                                                   ===========      ===========


         OPERATING ACTIVITIES

         Net cash used in operating activities was approximately $2,616,000 for the nine months ended September 30, 2006. Net cash provided by operating activities was approximately $40,000 for the nine months ended September 30, 2005. Cash used in operating activities for the nine months ended September 30, 2006 resulted primarily from a net loss of approximately $570,000 and increased receivables and inventories. Cash provided by operating activities for the nine months ended September 30, 2005 resulted primarily from increased accounts payable and accrued expenses, offset by a net loss of approximately $256,000 and increased receivables and inventories.

         INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $566,000 and $122,000 for the nine months ended September 30, 2006 and 2005, respectively. Net cash used in investing activities for the nine months ended September 30, 2006 consisted of capital expenditures primarily for computer software, office equipment, furniture and fixtures, leasehold improvements and trademark costs. Net cash used in investing activities for the nine months ended September 30, 2005 consisted of capital expenditures primarily for office equipment, and machinery and equipment and trademark costs.

         FINANCING ACTIVITIES

         There were no financing activities during the nine months ended September 30, 2006. Net cash provided by financing activities was approximately $81,000 for the nine months ended September 30, 2005. Net cash provided by financing activities for the nine months ended September 30, 2005 reflects proceeds from loans payable.

         FACTORING AGREEMENTS

         Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable. Interest is charged at prime plus 1%. As of September 30, 2006 and 2005, total factored accounts receivable included in due from factor amounted to approximately $2,845,000 and $785,000, respectively. Matured funds held by the factor amounted to approximately $49,000 as of September 30, 2006. Outstanding advances as of September 30, 2005 amounted to approximately $656,000, and are included in the due from factor balance. On October 1, 2006, we increased our borrowing capacity under our factoring agreements to include inventory financing agreements pursuant to which we may borrow up to 50% of our eligible inventory (as defined in the agreement), up to a maximum of $1 million. Interest is charged at prime plus 1%. As of September 30, 2006, there were no outstanding borrowings under these inventory financing agreements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at September 30, 2006 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

                                                      Payments Due by Period
                                --------------------------------------------------------------
                                             Less than       1-3          4-5          After
      Contractual Obligations      Total       1 Year       Years        Years        5 Years
-----------------------------   ----------   ----------   ----------   ----------   ----------
Operating leases ............   $  808,659   $  347,671   $  460,988   $     --     $     --
Employment agreements .......   $1,152,203   $  554,151   $  598,052   $     --     $     --
                                ----------   ----------   ----------   ----------   ----------
   Total ....................   $1,960,862   $  901,822   $1,059,040   $     --     $     --


         At September 30, 2006 and September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         Factored accounts receivable may subject us to off-balance sheet risk. We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes and other customer claims. Factored accounts receivable with recourse amounted to $475,000 as of September 30, 2006.

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

         Under Limited Liability Company Operating Agreements with an entity owned in part by Justin Timberlake, we have the exclusive rights to manufacture clothing and accessories under the William Rast tradename. Under the terms of a Services Agreement, Mr. Timberlake will publicly promote and endorse the William Rast brand, and we will manage the Limited Liability Companies and are responsible for funding the costs of the operations of the two companies. In the event that our relationship with Mr. Timberlake deteriorates, Mr. Timberlake may refuse to directly or indirectly promote our William Rast brand, which could reduce the acceptance of our William Rast brand in the marketplace and consequently harm our sales and profitability.

WE RELY ON A SALES AGENT IN THE UNITED STATES AND INTERNATIONAL DISTRIBUTORS TO SELL OUR PRODUCTS.

         In the United States, we use the services of a sales agent to market our products and provide certain of our customer relationship and sales functions. Internationally, we sell our products in Mexico, Canada, the United Kingdom, and Japan. In the event that our sales agent in the United States or our international distributors fail to successfully market and sell our products, the reputation of our brands could be negatively impacted, and our sales and profitability would decline.

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

FAILURE TO MANAGE OUR GROWTH AND EXPANSION COULD IMPAIR OUR BUSINESS.

         We believe that we are poised for significant growth in the remainder of 2006 and in 2007. No assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables management. Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs, a further burden on our distribution facilities and also adversely impact our relations with retailers.

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

THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD AFFECT OUR RESULTS OF OPERATIONS.

         Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. A decrease in business from or loss of a major customer, such as one customer that accounted for 22.4% of our net sales for the nine months ended September 30, 2006, could have a material adverse effect on the results of our operations. There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor or sales to a customer exceed the factor's imposed limits, we could assume the collection risk on sales to the customer.

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

         For the nine months ended September 30, 2006, five contractors accounted for approximately 78% of our purchases. We do not have long-term contracts with any of our independent contractors, and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent that we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

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

         Our management has not commenced any specific procedures to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our internal controls over financial reporting and include an assertion in our annual report as to the effectiveness of our controls. Unless we become an accelerated filer (as defined in the Exchange Act of 1934) at an earlier date beginning with our Annual Report on Form 10-KSB for the year ending December 31, 2007, unless otherwise amended by the Securities and Exchange Commission, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2007. Because of our management's lack of resources, and our limited operations, we have not commenced the process of preparing the system and process documentation, performing an evaluation of our internal controls required for our management to make this assessment and for the auditors to provide their attestation report, and accordingly, have not begun testing of the effectiveness of these internal controls. We expect that this process will require significant amounts of management time and resources, as well as higher expenses in the form of higher audit and review fees, higher legal fees and higher internal costs to document, test and potentially remediate internal controls. Accordingly, with respect to Section 404 in particular, there exists a significant risk that we will not be able to meet all the requirements of Section 404 by the end of fiscal year 2007, when we are required to report on our internal controls and provide our auditor's opinion thereon. Additionally, even in the event we attempt to comply with Section 404, in the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated, which could potentially have a material adverse
effect  on  our  stock  price  and  could  result  in   significant   additional
expenditures.

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

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         To date, we have had a very limited trading volume in our common stock. For instance, through September 2006, only 1,067,469 shares of our common stock were traded. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, our registration statement on Form SB-2 filed with the SEC on January 9, 2006 became effective on April 20, 2006. As a result, a substantial number of our shares of common stock became available for immediate resale. Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Rule 144 or otherwise, could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the sale of our securities.

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

ITEM 3.       CONTROLS AND PROCEDURES.

CONTROLS AND PROCEDURES

         Members of the company's management, including our Chief Executive Officer, Daniel Guez, and Chief Financial Officer, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2006, the end of the period covered by this report. Based upon that evaluation, Messrs. Guez and Barber concluded that our disclosure controls and procedures are effective.

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

         In addition, our consolidated financial statements for the fiscal years ended December 31, 2004 and 2005, as first reported, reflected the retroactive conversion of Series A convertible preferred stock, which became effective on January 5, 2006. After our review, management and the Board of Directors determined to revise our accounting treatment to eliminate the retroactive conversion of Series A preferred stock, and to restate our consolidated financial statements for the fiscal years ended December 31, 2004 and 2005.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

         Except as described above under Controls and Procedures with respect to our additional policies and procedures related to our accounting for convertible instruments, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of exchange act rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 6.       EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                                   EXHIBIT TITLE
-------        -----------------------------------------------------------------

10.1 Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, dated as of October 1, 2006. (1)

10.2 Limited Liability Company Operating Agreement of William Rast Licensing, LLC, dated as of October 1, 2006. (1)

31.1           Certification   of  Principal   Executive   Officer  pursuant  to
               Securities Exchange Act Rules 13a-14(a) and 15-d-14(a) as adopted pursuant to section 302 of the Sarbanes Oxley Act of 2002.

31.2           Certification   of  Principal   Financial   Officer  pursuant  to
               Securities Exchange Act Rules 13a-14(a) and 15-d-14(a) as adopted pursuant to section 302 of the Sarbanes Oxley Act of 2002.

32.1           Certification  of  Principal   Executive  Officer  and  Principal
               Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

(1) Incorporated by reference to our Current Report on Form 8-K (File No. 000-16075) filed on October 5, 2006.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            People's Liberation, Inc.


Date: November 13, 2006                     /s/ Darryn Barber
                                            ------------------------------------
                                        By:     Darryn Barber
                                        Its:    Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)