Form 10KSB
period 2006-12-31
PEOPLES LIBERATION INC
filed 2007-03-16
CIK 791770

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

                   For the fiscal year ended December 31, 2006

     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

  For the transition period from __________________ to ______________________.

                         Commission file number 0-16075

                            PEOPLE'S LIBERATION, INC.
           (Name of Small Business Issuer as Specified in its Charter)

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

         Issuer's Revenues for the fiscal year ended December 31, 2006 were $15,959,766.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 12, 2007, was $9,974,011.

         As of March 12, 2007, the issuer had 34,942,563 shares of common stock, par value $.001 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

    Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                            PEOPLE'S LIBERATION, INC.
                              INDEX TO FORM 10-KSB

PART I                                                                      PAGE

Item 1.       Description of Business.......................................   3
Item 2.       Description of Property.......................................   8
Item 3.       Legal Proceedings.............................................   8
Item 4.       Submission of Matters to a Vote of Security Holders...........   8

PART II

Item 5.       Market for Common Equity and Related Stockholder Matters......   8
Item 6.       Management's Discussion and Analysis or Plan of Operation.....   9
Item 7.       Financial Statements
              Index to Consolidated Financial Statements....................  26
              Report of Independent Registered Public Accounting Firm.......  27
              Consolidated Balance Sheet....................................  28
              Consolidated Statements of Operations.........................  29
              Consolidated Statements of Cash Flows.........................  30
              Consolidated Statement of Changes in Stockholders' Equity.....  31
              Notes to Consolidated Financial Statements....................  32
Item 8.       Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosures.....................  56
Item 8A.      Controls and Procedures.......................................  56
Item 8B       Other Information.............................................  56

PART III

Item 9.       Directors, Executive Officers, Promoters,
                Control Persons, and Corporate Governance;
                Compliance with Section 16(a) of the Exchange Act...........  56
Item 10.      Executive Compensation........................................  59
Item 11.      Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters..............  63
Item 12.      Certain Relationships and Related Transactions,
                and Director Independence...................................  65
Item 13.      Exhibits......................................................  68
Item 14       Principal Accountant Fees and Services........................  70


         Except as otherwise indicated, information in this Annual Report on Form 10-KSB reflects the conversion of Series A preferred stock into common stock and a 1-for-9.25 reverse stock split of our common stock which took effect on January 5, 2006.

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

ITEM 1.  DESCRIPTION OF BUSINESS

CORPORATE OVERVIEW

         We design, market and sell high-end casual apparel under the brand names "People's Liberation" and "William Rast." The majority of the merchandise we offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, we distribute our merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus, Lisa Klein, Lulu's Boutique, Atrium and Fred Segal. Internationally, in select countries, we sell our products directly and through distributors to better department stores and boutiques, such as TNT in Canada, Jades in Germany and Sears in Mexico City. We are headquartered in Los Angeles, California.

         We commenced our People's Liberation business in July 2004 and our William Rast clothing line in May 2005. Our People's Liberation clothing line was developed internally by our Chief Executive Officer, Daniel Guez. Our William Rast clothing line was developed by Daniel Guez in collaboration with Justin Timberlake and his childhood friend, Trace Ayala.

         Prior to November 22, 2005, People's Liberation, Inc. (then called Century Pacific Financial Corporation) existed as a "shell company" with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On November 22, 2005, People's Liberation, Inc. consummated an exchange transaction in which it acquired all of the outstanding ownership interests of Bella Rose, LLC, a California limited liability company ("Bella Rose") and Versatile Entertainment, Inc., a California corporation ("Versatile"), in exchange for an aggregate of 2,460,106.34 shares of its series A convertible preferred stock which, on January 5, 2006, converted into 26,595,751 shares of its common stock on a post reverse stock split basis. At the closing of the exchange transaction, Versatile and Bella Rose became our wholly-owned subsidiaries. The exchange transaction was accounted for as a reverse merger (recapitalization) with Versatile and Bella Rose deemed to be the accounting acquirers, and People's Liberation, Inc. the legal acquirer. Versatile Entertainment was formed in April, 2001 and currently operates our Peoples Liberation business and Bella Rose was formed in May 2005 and currently operates our William Rast business through its subsidiaries William Rast Sourcing, LLC and William Rast Licensing, LLC.

APPAREL INDUSTRY BACKGROUND

         We operate our business in the premium contemporary segment of the apparel industry. Currently, our competitors include companies and brands such as True Religion, Seven For All Mankind, Citizens of Humanity, J. Lindenberg, Theory, James Perse and Joe's Jeans. We compete in our ability to create innovative concepts and designs with the brands that we own, market, and sell. We anticipate that the premium contemporary segment of the apparel industry will become increasingly competitive because of the consumer demand for apparel in this segment, as well as the high retail prices consumers are willing to spend for such goods.

CUSTOMERS

         We market our products to better department stores and boutiques that cater to fashion forward clientele. Our products are sold to a limited number of better department stores and boutiques to maintain our premium brand status. In the United States, our products are sold in a number of Bloomingdales and Nordstrom store locations. We plan to continue to develop our existing relationships with our customers, and expand our domestic sales and distribution to better department stores as the visibility of our brands increase in the marketplace. Currently, in addition to Nordstrom and Bloomingdales, we sell to Saks Fifth Avenue, Neiman Marcus, Lisa Klein, Lulu's Boutique, Atrium and Fred Segal as well as hundreds of other boutiques and specialty retailers. Our largest international customers are distributors who sell our products to better department stores and boutiques in their respective regions. We intend to expand our international distribution into additional territories and increase our brand penetration in the countries in which our apparel is currently being sold.

         In October 2006, we launched our e-commerce websites, www.peoplesliberation.com and www.williamrast.com, for the direct on-line sale of select People's Liberation and William Rast products. The websites showcase each brand's men's and women's collections, including premium denim jeans, skirts, knits tops, jackets and tracksuits, a selection of which is available for purchase online. We launched the websites to attract new customers and increase existing loyalty to our brands. In conjunction with the launch of our e-commerce websites, we entered into an agreement with a vendor to provide customer service, fulfillment and site maintenance services. Services are to be provided by the vendor over a three-year period and the agreement is cancelable by either party beginning March 2007. Fees for services provided by the vendor are calculated based on a percentage of net website revenue.

OUR PRODUCTS

         Our principal products are high-end fashion denim, knits, wovens and casual wear that are designed, manufactured, marketed, and distributed under the "People's Liberation" and "William Rast" labels. Our People's Liberation brand primarily includes denim and knits for women, and our William Rast brand is a collection of denim, knits, wovens, outerwear and accessories for both men and women. As a result of the fit, quality, styles and successful marketing and branding of our products, we believe that our products will continue to command premium prices in the marketplace.

         In May 2006, we entered into an agreement with rock icon Tommy Lee to create a limited edition clothing group called "PL for TL." The clothing line consists of a range of denim, hooded sweatshirts and hats for both men and women and combines modern tailoring with an edgy, yet sleek fit. The inspiration of the "PL for TL" group is the artistic elements of Tommy Lee's tattoos. The knits and denim have authentic detailing influenced by Tommy's unique aesthetic. Tommy Lee is also involved in the design and development of the products and will make a minimum of six annual appearances at a combination of trade shows, retail locations and fashion shows to promote the clothing line. The "PL for TL" collection was launched in the fourth quarter of 2006. We may enter into similar arrangements with other celebrities to further promote our People's Liberation brand.

         Our denim is made from high quality fabrics milled in the United States, Japan and Italy and processed with various treatments, washes and finishes, including light, medium, dark, and destroyed washes, some of which include studs, stones, and embroidered pockets as embellishments. We introduce new versions of our major styles each season in different colors, washes and finishes.

         Our knits and woven products consist of men's and women's tops and bottoms. We sell knit and woven products which consist of cotton, velour, terry loop, fleece and nylon fabrications. Similar to our denim products, we introduce new versions, bodies, styles, colors and graphics of our knit and woven products each season. We anticipate expanding our products and fabrications to include other fashion forward materials.

         Mr. Guez, along with a team of designers, is responsible for the design and development of our product lines. We do not currently have in place a formal research and development effort. Mr. Guez and the team of designers, together with our outside sales contractors, shop stores, travel and speak to market and trend setters to help generate new product ideas.

SALES AND DISTRIBUTION

    US SALES AND DISTRIBUTION

         We sell our products through our own sales force based in Los Angeles. Additionally, we operate showrooms in Los Angeles and New York with dedicated commissioned sales staff and in-house salaried sales executives in Los Angeles. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support. We ship products to and invoice our United States customers directly from our facilities in Los Angeles, California.

         Currently, our products are sold in the United States to department stores and boutiques. While we do not depend on any individual department store to sell our products, for the year ended December 31, 2006, approximately 27.9% and 10.6% of our sales were to two customers. During the year ended December 31, 2005, approximately 16.4% and 15.3% of our sales were to two customers.

    INTERNATIONAL SALES AND DISTRIBUTION

         People's Liberation brand products are available in Japan, Germany, Scandinavia, Mexico and Canada through our exclusive international distributors. William Rast brand products are available in Germany, Scandinavia, Mexico, the United Kingdom, and Canada through our exclusive international distributors. Our partners purchase products at a discount for resale in their respective territories. Our distributors warehouse, sell, ship, market and collect People's Liberation and William Rast brand products at their expense. We anticipate growing our international distribution channels across new territories.

         A summary of the territories covered under our exclusive distribution agreements by brand is as follows:

NAME OF BRAND            TERRITORY
-------------------      -------------------------------------------------------
People's Liberation      Germany, Switzerland, Austria, Norway, Sweden, Finland,
                         Iceland, Mexico and Canada.

William Rast             Germany, Switzerland, Austria, Norway, Sweden, Finland,
                         Iceland, Canada, United Kingdom and Ireland.

         On February 1, 2007, we entered into a consulting agreement with Akari Enterprises, LLC, a consulting firm formed and controlled by Andreas Kurz, which specializes in international expansion, licensing, retailing and branding for apparel companies. Akari Enterprises will be responsible for negotiating exclusive distribution agreements with distributors outside of the United States and will manage People's Liberation and William Rast's current international distribution relationships. Prior to forming Akari Enterprises, Mr. Kurz held several senior positions at various manufacturers, including Seven for All
Mankind, Diesel USA and Hugo Boss. The consulting agreement provides for commissions to be paid to Akari Enterprises based on a defined formula related to net international sales and terminates on December 31, 2009.

         In Germany, Switzerland and Austria, Unifa GmbH exclusively distributes People's Liberation and William Rast brand products. Located in Dusseldorf, Unifa is the premier distributor for denim and U.S. apparel lines in Europe. Unifa GmbH represents brands such as Von Dutch, DKNY, Citizens of Humanity and Rock and Republic. In addition, Unifa also operates its own flagship store, Jades, which is one of the premier retail destinations in Europe.

         In Norway, Denmark, Sweden, Finland and Iceland, Sjoklint Agenturer exclusively distributes People's Liberation and William Rast branded products. A well known and respected distributor in the Nordic fashion market, Sjoklint represents brands such as Seven for All Mankind, Dolce & Gabanna, Missoni and DKNY.

         In Mexico, Eduardo Kurian distributes People's Liberation branded products. Located in Mexico City, Mr. Kurian distributes other premium brands such as True Religion, Seven for All Mankind and Von Dutch. Mr. Kurian works closely with Sears Mexico, which imports and sells other high-end premium brands.

         In Canada, A&F Apparel Limited exclusively distributes People's Liberation and William Rast branded products. A&F Apparel works with other premium brands like Citizens of Humanity, Mimi & Coco and Heatherette. A&F built its reputation and customer base through introducing Rock and Republic to the Canadian retail market.

         In the United Kingdom and Ireland, William Rast products are exclusively sold by Prelude Trading Limited. Prelude also sells the Von Dutch brand and other premium brands. Prelude's customers include Harrods, Harvey Nichols, Selfridges and a number of other fashion boutiques across the British Isles.

         During 2006, we distributed our products in Japan through U International, a distributor in the territory. In February 2007, we terminated our distribution agreement with U International, and we are now actively seeking a new distributor in the region.

         Our distribution agreements contain minimum annual aggregate purchase requirements as defined in the related agreements.

BRAND DEVELOPMENT

         The People's Liberation and William Rast brands already have consumer recognition in the high-end fashion denim, knits and casual wear markets. We plan to continue building and expanding this recognition by target marketing our lines to fashion conscious consumers who want to wear and be seen in the latest, trendiest jeans and related apparel. To facilitate this objective, we plan to continue to limit distribution to exclusive boutiques and major retailers. We also plan to use celebrities as a marketing catalyst to continue to bring attention and credibility to our brands. Currently, we leverage the popular public image of Justin Timberlake in the promotion of our William Rast apparel line and Tommy Lee to promote our People's Liberation line.

         We currently market our products under the People's Liberation and William Rast brands and plan to expand our brand portfolio by acquiring existing apparel brands or internally developing new brands. We anticipate that our internal growth will be driven by (1) expansion of our product lines by introducing new styles and categories of apparel products and accessories, and
(2) expansion of our wholesale distribution, both domestically and internationally through high-end retailers. Our goal is to employ a multi-brand strategy which diversifies the fashion and other risks associated with reliance on any single brand.

         Our expansion strategy includes evaluating existing brands for acquisition and collaborating with celebrities to develop new apparel brands. We have been successful with our collaboration with Justin Timberlake and our development of the William Rast brand and plan to continue to seek out other targets for the development of new brands.

MANUFACTURING AND SUPPLY

         To maintain low fixed costs and to reduce the time between order and delivery, we use third party contract manufacturers to produce our finished goods from facilities located primarily in Los Angeles, California. For the majority of our denim products, we purchase fabric and trim from suppliers who deliver these components directly to our contract manufacturers to be cut, sewn, washed and finished. For the majority of our knits and other products, our contract manufacturers purchase all components necessary to deliver finished products to us. We believe we can realize significant cost savings in product manufacturing because of our strong relationships with a diverse group of U.S. and international manufacturers established by our management team. In addition, the increase in production volume as a result of our multi-brand strategy will give us greater purchasing power. As our sales increase, we intend to expand the number of contract manufacturers we use, both domestically and internationally, to perform some or all of the manufacturing processes required to produce finished products. We do not rely on any one manufacturer and manufacturing capacity is readily available to meet our current and planned needs.

Currently, we outsource the majority of our denim production to approximately six local contractors in or near Los Angeles, California. Our denim fabric is purchased from mills located in the United States, Europe and Japan. For our knits, we stock prepared for die garments. These units are shipped to local die houses and printing vendors on a demand basis.

         We do not currently have any long-term agreements in place for the supply of fabric, thread or other raw materials. Fabric, thread and other raw materials are available from a large number of suppliers worldwide. Although we do not depend on any one supplier, for the year ended December 31, 2006, four suppliers provided for 52.2% of our total combined purchases for the year. For the year ended December 31, 2005, three suppliers provided for 84.4% of our total combined purchases for the year.

COMPETITION

         Both the premium denim and knits industries are intensely competitive and fragmented, and will continue to become more competitive and fragmented as a result of the high margins that are achievable in the industries. Our competitors include other small companies like ours, as well as companies that are much larger, with superior economic, marketing, distribution, and manufacturing capabilities. Our competitors in the denim market include brands such as True Religion, Seven For All Mankind, Citizens of Humanity, J. Lindenberg, Theory, James Perse and Joe's Jeans, as well as other premium denim brands. In the knit market, we compete against J. Lindenberg, Theory and James Perse and other premium brands.

         We compete in our ability to create innovative concepts and designs, develop products with extraordinary fit, and produce high quality fabrics and finishes, treatments and embellishments. At a retail price point of $180 to $280 for denim jeans and $85 to $125 for knits and other apparel items, we believe that we offer competitively valued products.

TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         We have filed trademark applications for the following marks in the following territories:

NAME OF MARK               TERRITORY
-------------------        -----------------------------------------------------
People's Liberation        USA,  European  Community,  Japan,  Mexico,  People's
                           Republic of China,  People's  Republic of Korea, Hong
                           Kong,  Israel,  Russia,  Taiwan,  Singapore,  Turkey,
                           Australia and Canada.

William Rast               USA,  European  Community,  Japan,  Mexico,  People's
                           Republic of China, Hong Kong, Israel, Russia, Taiwan,
                           Singapore, Turkey, Canada, Australia and the People's
                           Republic of Korea.

Dirty Wear                 USA

DW                         USA

Adept                      USA and Canada

Americouture               USA

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

EMPLOYEES

         As of December 31, 2006, we had a total of 56 full time employees. Our full time employees consist of four officers, Daniel Guez, our Chief Executive Officer, Edward Houston, our President, Thomas Nields, our Chief Operating Officer and Darryn Barber, our Chief Financial Officer. Our warehouse and shipping department is comprised of seven employees primarily responsible for picking, packing, shipping and receiving. Our production and design teams include twenty-seven employees consisting of production managers as well as sample sewers, pattern makers, technical designers and product designers. Our production and design teams are responsible for the design, development, and preparation of sample products. Additionally, we have eighteen employees who handle sales, marketing, customer service, accounting and administration functions.

ITEM 2.  DESCRIPTION OF PROPERTY

         We lease our principal executive office and warehouse space under a lease agreement that expires in December 2008. The facility is approximately 38,500 sq. ft, and is located in Los Angeles, California. It is from this facility that we conduct all of our executive and administrative functions, and ship the majority of our People's Liberation and William Rast brand products to our customers. Our internet products are shipped from a third-party warehouse in Long Beach, California. We have two showrooms located in Los Angeles and New York City. Our New York City showroom lease expires in April 2009. Our Los Angeles showroom is rented on a month-to-month basis under a consulting arrangement with one of our salesmen. We believe that the facilities we utilize are well maintained, in good operating condition, and adequate to meet our current and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

         We are not involved in any legal proceedings that require disclosure in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2006.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

         Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "PPLB.OB" The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from quotations on the Over-the-Counter Bulletin Board, as well as the total number of shares of common stock traded during the periods indicated. The 2005 information has been adjusted to reflect a 1-for-9.25 reverse stock split of our common stock which took effect on January 5, 2006. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                        HIGH            LOW           VOLUME
                                        -----          -----         -------
YEAR ENDED DECEMBER 31, 2006
  First Quarter.....................    $5.00          $0.28          67,100
  Second Quarter....................    $2.80          $0.76         317,100
  Third Quarter.....................    $1.08          $0.54         576,000
  Fourth Quarter....................    $1.34          $0.75         567,800

YEAR ENDED DECEMBER 31, 2005
  First Quarter.....................    $3.24          $1.11          15,193
  Second Quarter....................    $3.24          $1.11          89,271
  Third Quarter.....................    $5.55          $1.39          59,791
  Fourth Quarter....................    $5.55          $1.94          53,882

         On March 12, 2007, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.81 per share. As of March 9, 2007, there were approximately 477 record holders of our common stock. Our transfer agent is Stalt, Inc., Menlo Park, CA.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read together with the Consolidated Financial Statements of People's Liberation, Inc. and the "Notes to Consolidated Financial Statements" included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People's Liberation, Inc. for the fiscal years ended December 31, 2006 and 2005. Except for historical information, the matters discussed in this Management's Discussion and Analysis or Plan of Operation are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

OVERVIEW

         We design, market and sell high-end casual apparel under the brand names "People's Liberation" and "William Rast." The majority of the merchandise we offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, we distribute our merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus, Lisa Klein, Lulu's Boutique, Atrium and Fred Segal. Internationally, in select countries, we sell our products directly and through distributors to better department stores and boutiques, such as TNT in Canada, Jades in Germany and Sears in Mexico City. We are headquartered in Los Angeles, California.

         We sell our products through our own sales force based in Los Angeles. Additionally, we operate showrooms in Los Angeles and New York with dedicated commissioned sales staff and in-house salaried sales executives in Los Angeles. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support. We ship products to and invoice our United States customers directly from our facilities in Los Angeles, California.

         People's Liberation brand products are available in Germany, Scandinavia, Mexico and Canada through our exclusive international distributors. William Rast brand products are available in Germany, Scandinavia, Mexico, the United Kingdom, and Canada through our exclusive international distributors. Our partners purchase products at a discount for resale in their respective territories. Our distributors warehouse, sell, ship, market and collect People's Liberation and William Rast brand products at their expense. We anticipate growing our international distribution channels across new territories.

         We use third party contract manufacturers to produce our finished goods from facilities located primarily in Los Angeles, California. For the majority of our denim products, we purchase fabric and trim from suppliers who deliver these components directly to our contract manufacturers to be cut, sewn, washed and finished. For the majority of our knits and other products, our contract manufacturers purchase all components necessary to deliver finished products to us. As our sales increase, we intend to expand the number of contract manufacturers we use, both domestically and internationally, to perform some or all of the manufacturing processes required to produce finished products.

         We operate exclusively in the premium contemporary segment of the apparel industry, which is characterized by lower volume sales of higher margin products. Our future success depends in part on the continued demand by consumers for high-end casual apparel, which in recent years has contributed to a proliferation of brands such as True Religion, Seven For All Mankind, Citizens of Humanity, J. Lindenberg, Theory, James Perse and Joe's Jeans. We anticipate that the premium contemporary segment of the apparel industry will become increasingly competitive because of the consumer demand for apparel in this segment, as well as the high retail prices consumers are willing to spend for such goods. An increase in the number of brands competing in the premium contemporary segment of the apparel industry could result in reduced shelf space for our brands at better department stores and boutiques, our primary customers.

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

SIGNIFICANT DEVELOPMENTS

         On February 1, 2007, we entered into a consulting agreement with Akari Enterprises, LLC, a consulting firm formed and controlled by Andreas Kurz, which specializes in international expansion, licensing, retailing and branding for apparel companies. Akari Enterprises will be responsible for negotiating exclusive distribution agreements with distributors outside of the United States and will manage People's Liberation and William Rast's current international distribution relationships. Prior to forming Akari Enterprises, Mr. Kurz held several senior positions at various manufacturers, including Seven for All
Mankind, Diesel USA and Hugo Boss. The consulting agreement provides for commissions to be paid to Akari Enterprises based on a defined formula related to net international sales and terminates on December 31, 2009.

         In October 2006, we launched our e-commerce websites, www.peoplesliberation.com and www.williamrast.com, for the direct on-line sale of select People's Liberation and William Rast products. The websites showcase each brand's men's and women's collections, including premium denim jeans, skirts, knits tops, jackets and tracksuits, a selection of which is available for purchase online. We launched the websites to attract new customers and increase existing loyalty to our brands. In conjunction with the launch of the e-commerce websites, we entered into an agreement with a vendor to provide customer service, fulfillment and site maintenance services. Services are to be provided by the vendor over a three-year period and the agreement is cancelable by either party beginning March 2007. Fees for services provided by the vendor are calculated based on a percentage of net website revenue.

         On October 1, 2006, Bella Rose and William Rast Enterprises, an entity owned in part by Justin Timberlake, entered into operating agreements for William Rast Sourcing, LLC and William Rast Licensing, LLC, to memorialize the terms set forth in Letter Agreements entered into on or around April 27, 2005 by the two parties. William Rast Enterprises received a 50% membership interest in each of William Rast Sourcing and William Rast Licensing. Bella Rose was granted a 50% membership interest in William Rast Sourcing in exchange for assigning all of the assets and liabilities of the William Rast apparel business operated by Bella Rose to William Rast Sourcing. Bella Rose was also granted a 50% membership interest in William Rast Licensing in exchange for contributing the William Rast(TM) trademarks to William Rast Licensing. Beginning October 1, 2006, William Rast Sourcing and William Rast Licensing are consolidated under Bella Rose, a wholly-owned subsidiary of the Company. Until William Rast Enterprises has a basis in the capital of William Rast Sourcing and William Rast Licensing, losses will not be allocated to William Rast Enterprises. Instead, all losses will be recognized by Bella Rose in consolidation. Subsequently, if profits are generated by William Rast Sourcing and William Rast Licensing, then profits will not be allocated to William Rast Enterprises until previously unrecognized minority losses are fully recouped by Bella Rose. Minimum profit allocations to William Rast Enterprises will be accounted for as a minority interest in the consolidated financial statements of the Company.

         In consideration for William Rast Enterprises entering into the operating agreements with Bella Rose on terms which give Bella Rose operational control over William Rast Sourcing and William Rast Licensing, on October 1, 2006, we issued to William Rast Enterprises 571,429 shares of our common stock, par value $0.001 per share. The common stock issued contains restrictions related to the sale or transfer of the shares, including right of first refusal and annual volume limitations. The market price of the Company's common stock on the date of issuance of the shares was $0.75. The $428,572 value of the common stock issued to William Rast Enterprises has been recorded as an intangible asset on Bella Rose's financial statements. The intangible asset is expected to have an indefinite life and will be reviewed for impairment on a quarterly basis.

         In May 2006, we entered into an agreement with rock icon Tommy Lee to create a limited edition clothing group called "PL for TL." The clothing line consists of a range of denim, hooded sweatshirts and hats for both men and women and combines modern tailoring with an edgy, yet sleek fit. The inspiration of the "PL for TL" group is the artistic elements of Tommy Lee's tattoos. The knits and denim have authentic detailing influenced by Tommy's unique aesthetic. Tommy Lee is also involved in the design and development of the products and will make a minimum of six annual appearances at a combination of trade shows, retail locations and fashion shows to promote the clothing line. The "PL for TL" collection was launched in the fourth quarter of 2006.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of inventories and our allowance for uncollectible house accounts receivable, recourse factored accounts receivable and chargebacks. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

         INVENTORIES. Inventories are evaluated on a continual basis and reserve adjustments, if any, are made based on management's estimate of future sales value of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to the adjustments become known. Inventories, consisting of piece goods and trim, work-in-process and finished goods, are stated at the lower of cost (first-in, first-out method) or market.

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

         INTANGIBLE ASSETS. Intangible assets are evaluated on a continual basis and impairment adjustments are made based on management's reassessment of the useful lives related to its intangible assets with definite useful lives. Intangible assets with indefinite lives are evaluated on a continual basis and impairment adjustments are made based on management's comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Impairment adjustments are made for the difference between the carrying value of the intangible asset and the estimated valuation and charged to operations in the period in which the facts that give rise to the adjustments become known.

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

         STOCK BASED COMPENSATION. The Company adopted SAS No. 123(R) using the modified prospective transition method which requires the application of the accounting standards as of January 1, 2006, the first day of the Company's 2006 fiscal year. Stock-based compensation expense is recognized based on awards ultimately expected to vest on a straight-line prorated basis. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the "safe harbor" provisions provided in SAB 107.

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 2 to Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the years indicated as a percentage of revenues.


                                                     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2006           2005
                                                    ------------   ------------
Net sales ...................................          100.0%         100.0%
Cost of goods sold ..........................           55.2           61.5
                                                    ------------   ------------
Gross profit ................................           44.8           38.5
Selling expenses ............................           14.0           14.8
Design and production expenses ..............           14.3           15.4
General and administrative expenses .........           22.4           16.7
                                                    ------------   ------------
Operating loss ..............................           (5.9)%         (8.4)%
                                                    ============   ============

         NET SALES
                                      YEARS ENDED DECEMBER 31,
                                    ---------------------------       PERCENT
                                       2006            2005            CHANGE
                                    -----------     -----------     -----------
Net sales .....................     $15,960,000     $ 5,803,000        175.0%

         The increase in net sales for the year ended December 31, 2006 was due to the continued growth of our People's Liberation apparel line and the launch of our William Rast apparel line. We commenced operations of our People's Liberation business in July 2004 and began shipping our products in the fourth quarter of 2004. We commenced operations of our William Rast business in May 2005 and began shipping our products in the fourth quarter of 2005. Net sales decreased approximately $634,000 to $4,430,000 in the fourth quarter of 2006 from $5,064,000 in the third quarter of 2006 due to the seasonality of our product mix and a decrease in sales from our distributor in Japan.

         GROSS PROFIT

                                           YEARS ENDED DECEMBER 31,
                                          ------------------------     PERCENT
                                             2006          2005         CHANGE
                                          ----------    ----------    ----------
Gross profit .........................    $7,158,000    $2,236,000        *

----------
*  not meaningful

         Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight and overhead expenses. Overhead expenses primarily consist of warehouse and shipping salaries and expenses. Our gross margin increased to 44.8% for the year ended December 31, 2006 from 38.5% for the year ended December 31, 2005. The increase in gross profit as a percentage of net sales was due to economies of scale achieved in the manufacturing process of our products, modified production processes and increased selling prices. Gross margin as a percentage of net sales increased to 49.5% for the fourth quarter of 2006 compared to 46.5% in the third quarter of 2006. This increase resulted from a seasonal change in our product mix during the fourth quarter of 2006 and economies of scale achieved in the manufacturing process of our products. We expect margins to decrease slightly or remain flat in the first portion of the year. In the second half of 2007, we estimate that margins will be approximately 50%.

         SELLING EXPENSES

                                      YEARS ENDED DECEMBER 31,
                                   ------------------------------     PERCENT
                                       2006              2005          CHANGE
                                   ------------       -----------    ----------
Selling expenses.................  $  2,242,000       $   862,000      160.1%

         Selling expense for the years ended December 31, 2006 and 2005 primarily related to tradeshow, sales commissions and salaries, travel and showroom expenses. As a percentage of net sales, selling expenses decreased to 14.0% for the year ended December 31, 2006 compared to 14.8% for the year ended December 31, 2005, as a result of net sales increasing during the year more rapidly than selling expenses. The increase in selling expense for the year ended December 31, 2006 is attributable to our increased promotion of our brands, including our participation in several additional tradeshows in 2006 that we did not participate in during 2005 and our William Rast fashion show that was launched in the fourth quarter of 2006. Selling expenses increased approximately $144,000 to $799,000 (or 18.0% of net sales) in the fourth quarter of 2006 from $655,000 (or 12.9% of net sales) in the third quarter of 2006.

This increase was due primarily to our William Rast fashion show that took place in the fourth quarter of 2006.

         DESIGN AND PRODUCTION EXPENSES

                                           YEARS ENDED DECEMBER 31,
                                           -----------------------    PERCENT
                                              2006         2005        CHANGE
                                           ----------   ----------   ----------
Design and production expenses .........   $2,278,000   $  892,000     155.4%

         Design and production expenses for the years ended December 31, 2006 and 2005 primarily related to design salaries and sample costs. As a percentage of net sales, design and production expenses decreased to 14.3% for the year ended December 31, 2006 compared to 15.4% for the year ended December 31, 2005, as a result of net sales during the year increasing more rapidly than design and production expenses. Design and production expenses increased during the year ended December 31, 2006 compared to the year ended December 31, 2005 as we increased our design staff and incurred additional sample costs for both our People's Liberation and William Rast apparel lines. Design and production expenses decreased approximately $48,000 to $546,000 in the fourth quarter of 2006 from $594,000 in the third quarter of 2006. This decrease was due primarily to streamlining our production department and the timing of sample costs related to the development of new product lines, including our Tommy Lee inspired, PL for TL line.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                          YEARS ENDED DECEMBER 31,
                                          -----------------------     PERCENT
                                             2006         2005        CHANGE
                                          ----------   ----------   ----------

General and administrative expenses ..... $3,586,000   $  972,000       *

----------
*  not meaningful

         General and administrative expenses for the years ended December 31, 2006 and 2005 primarily related to administrative salaries, professional fees and facility costs. As a percentage of net sales, general and administrative expenses increased to 22.4% for the year ended December 31, 2006 compared to 16.7% for the year ended December 31, 2005. The increase in general and administrative expenses primarily related to increased professional fees, including fees related to public company reporting requirements, and the hiring of additional management personnel including our president, chief financial officer, other finance and administrative employees, and additional compensation costs, including costs related to stock option grants in the second quarter of 2006. General and administrative expenses increased approximately $184,000 to $1,170,000 in the fourth quarter of 2006 from $986,000 in the third quarter of 2006. As a percentage of net sales, general and administrative expenses increased to 26.4% in the fourth quarter of 2006 from 19.5% in the third quarter of 2006. The increase in general and administrative expenses was due primarily to executive compensation costs incurred in the fourth quarter of 2006.

         INTEREST INCOME (EXPENSE)

                                           YEARS ENDED DECEMBER 31,
                                           -----------------------     PERCENT
                                              2006         2005         CHANGE
                                           ----------   ----------    ----------

Interest income (expense) ..............   $   60,000   $  (29,000)       *

----------
*  not meaningful

         Under our factoring arrangement, we may borrow up to 85% on our factored accounts receivable. There were no outstanding borrowings under our factoring arrangements as of December 31, 2006. Outstanding borrowings under our factoring arrangement amounted to approximately $41,000 at December 31, 2005. Borrowings during the year ended December 31, 2005 were offset by the $6.6 million of net proceeds received in our private placement transaction in November 2005, a portion of which was used in November 2005 to pay down the advances from our factor.

         BENEFIT (PROVISION) FOR INCOME TAXES

                                           YEARS ENDED DECEMBER 31,
                                           -----------------------     PERCENT
                                              2006         2005         CHANGE
                                           ----------   ----------    ----------

Benefit (provision) for income taxes....   $   23,000   $  (49,000)     146.9%

         Through May 31, 2005, Versatile was a Sub-Chapter S Corporation and taxes were payable individually by its shareholder. As a Sub-Chapter S Corporation, Versatile was subject to the California minimum tax of $800 or was taxed at the rate of 1.5% of net income, whichever was higher. Effective as of June 1, 2005, Versatile's Sub-Chapter S status was terminated and Versatile became a C Corporation for tax purposes. Effective November 22, 2005, as a result of the exchange transaction, income and losses generated by Bella Rose, LLC became taxable at C Corporation rates on a consolidated basis. The deferred tax assets at December 31, 2006 represent the amounts that management believes are more likely than not to be realized. A valuation allowance has been provided for our deferred income tax asset related to net operating loss carryforwards of approximately $323,000. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses.

         NET LOSS

                                           YEARS ENDED DECEMBER 31,
                                           -----------------------     PERCENT
                                              2006         2005         CHANGE
                                           ----------   ----------    ----------

Net loss................................   $  865,000   $  570,000       51.8%

         Our increase in net loss is due primarily to selling, design and production and general administrative expenses incurred to promote our People's Liberation and William Rast brands, as discussed above. Increased operating costs were offset by increased sales and gross margin during the year ended December 31, 2006. Our net loss as a percentage of net sales for the year ended December 31, 2006 decreased to 5.4% as compared to 9.8% of net sales for the year ended December 31, 2005. Net loss increased to approximately $295,000 in the fourth quarter of 2006 compared to net income of $133,000 in the third quarter of 2006. The increase in net loss in the fourth quarter of 2006 compared to net income in the third quarter of 2006 was due primarily to decreased sales and increased selling and general and administrative expenses during the three months ended December 31, 2006, offset by increased gross margin, as discussed above.

RELATED PARTY TRANSACTIONS

         See "Certain Relationships and Related Party Transactions" included under Item 12 of this report.

LIQUIDITY AND CAPITAL RESOURCES

         As  of  December  31,  2006,  we  had  cash  and  cash  equivalents  of approximately $62,000 and a working capital balance of approximately $4.6 million, which includes $2.8 million of availability from our factor. As of
December 31, 2005, we had cash and cash equivalents of approximately $4.5 million and a working capital balance of approximately $5.9 million. Our cash balance results primarily from 2005 financing activities. Pursuant to a private placement transaction with institutional investors and other high net worth individuals that closed on November 23, 2005, we sold series A convertible preferred stock and received $6.6 million in net proceeds after broker commissions and expense and accounting, legal and other expenses.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and pursuant to our factoring arrangements, including availability under our inventory facility, should be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. However, we are currently evaluating various financing strategies to be used to expand our business and fund future growth. The extent of our future capital requirements will depend on many factors, including our results of operations. If our cash from operations is less than anticipated or our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional brands, we may need to raise additional debt or equity financing within the next twelve months. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. We currently do not have any material commitments for capital expenditures.

    CASH FLOWS

         We currently satisfy our working capital requirements primarily through the sale of equity securities and cash flows generated from sales. Cash flows from operating, financing and investing activities for the years ended December 31, 2006 and 2005 are summarized in the following table:

                                                     YEARS ENDED DECEMBER 31,
                                                  -----------------------------
                                                     2006               2005
                                                  -----------       -----------
Operating activities .......................      $(3,774,000)      $(1,954,000)
Investing activities .......................         (692,000)         (198,000)
Financing activities .......................             --           6,678,000
                                                  -----------       -----------
   Net (decrease) increase in cash .........      $(4,466,000)      $ 4,526,000
                                                  ===========       ===========

         CASH USED IN OPERATING ACTIVITIES

         Net cash used in operating activities was approximately $3,774,000 and $1,954,000 for the years ended December 31, 2006 and 2005, respectively. Cash used in operating activities for the year ended December 31, 2006 resulted primarily from a net loss of approximately $865,000 and increased receivables and inventories, offset by stock based compensation and increased accounts payable and accrued expenses. Cash used in operating activities for the year ended December 31, 2005 resulted primarily from a net loss of approximately $570,000 and increased receivables and inventories, offset by increased accounts payable and accrued expenses.

         CASH USED IN INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $692,000 and $198,000 for the years ended December 31, 2006 and 2005, respectively. Net cash used in investing activities for the year ended December 31, 2006 consisted of capital expenditures primarily for computer software, office equipment and machinery and equipment and trademark costs. Net cash used in investing activities for the year ended December 31, 2005 consisted of capital expenditures primarily for computer software, office equipment and machinery and equipment and trademark costs.

         CASH PROVIDED FROM FINANCING ACTIVITIES

         There were no financing activities during the year ended December 31, 2006. Net cash provided by financing activities was approximately $6,678,000 for the year ended December 31, 2005. Net cash provided by financing activities for the year ended December 31, 2005 primarily reflects net proceeds from the sale of series A convertible preferred stock in a private placement transaction with institutional investors and other high net worth individuals.

     FACTORING AGREEMENTS

         Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable. Interest is charged at prime plus 1%. As of December 31, 2006 and 2005, total factored accounts receivable included in due from factor amounted to approximately $3,020,000 and $2,035,000, respectively. There were no outstanding advances as of December 31, 2006. Outstanding advances amounted to approximately $41,000 as of December 31, 2005 and are included in the due from factor balance. On October 1, 2006, we increased our borrowing capacity under our factoring agreements to include inventory financing agreements pursuant to which we may borrow up to 50% of our eligible inventory (as defined in the agreement), up to a maximum of $1 million. Interest is charged at prime plus 1%. As of December 31, 2006, there were no outstanding borrowings under these inventory financing agreements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at December 31, 2006 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

                                            Payments Due by Period
                        --------------------------------------------------------------
 Contractual                         Less than       1-3           4-5         After
 Obligations               Total       1 Year       Years         Years       5 Years
---------------------   ----------   ----------   ----------   ----------   ----------
Operating leases ....   $  725,477   $  351,738   $  373,739   $     --     $     --
Employment agreements    2,195,959      918,425    1,277,534         --           --
                        ----------   ----------   ----------   ----------   ----------
    Total ...........   $2,921,436   $1,270,163   $1,651,273   $     --     $     --
                        ==========   ==========   ==========   ==========   ==========

         At December 31, 2006 and 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         Two of our consolidated subsidiaries, which we own with an entity controlled by Justin Timberlake have the exclusive rights to manufacture clothing and accessories under the William Rast tradename. Mr. Timberlake has agreed to publicly promote and endorse the William Rast brand, and we manage the companies and are responsible for funding the costs of their operation up to a maximum amount. In the event that our relationship with Mr. Timberlake deteriorates, Mr. Timberlake may refuse to directly or indirectly promote our William Rast brand, which could reduce the acceptance of our William Rast brand in the marketplace and consequently harm our sales and profitability.

WE RELY  ON A  CONSULTANT  TO  LOCATE  INTERNATIONAL  DISTRIBUTORS  TO SELL  OUR
PRODUCTS.

         Internationally, we sell our products in Mexico, Canada, Scandinavia, Germany and the United Kingdom, primarily through distributors. We are party to an agreement with a consultant who is responsible for negotiating exclusive distribution agreements with distributors outside of the United

States. The consultant also manages People's Liberation and William Rast's current international distribution relationships. In exchange for his exclusive services to us, the consultant is paid a percentage of all our net sales to customers outside of the United States. In the event the consultant fails to successfully promote and sell our brands outside of the United States, our ability to locate and enter into distribution agreements with international distributors will be limited until the agreement with the consultant is terminated, as the company has agreed not to engage another party to provide similar services to those provided by the consultant during the term of the agreement. This could also negatively impact our growth and future profitability. Also, in the event that the consultant and/or our international distributors fail to successfully market and sell our products, the reputation of our brands could be negatively impacted, and our sales and profitability would decline.

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

         We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Currently, we believe that we have sufficient cash on hand and through our factor to fund existing operations for the foreseeable future. However, in the future, we may need to raise additional funds through equity or debt financings or collaborative relationships, including in the event that we lose our relationship with our factor. This additional funding may not be available or, if available, it may not be available on economically reasonable terms. The extent of our future capital requirements will depend on many factors, including our results of operations. If our cash from operations is less than anticipated or our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional brands, we may need to raise additional debt or equity financing within the next twelve months. In addition, any additional funding may result in significant dilution to existing shareholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

FAILURE TO MANAGE OUR GROWTH AND EXPANSION COULD IMPAIR OUR BUSINESS.

         We believe that we are poised for significant growth in 2007. No assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables management. Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs, a further burden on our distribution facilities and also adversely impact our relations with retailers.

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

THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD AFFECT OUR RESULTS OF OPERATIONS.

         Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. A decrease in business from or loss of a major customer, such as two customers that accounted for 27.9% and 10.6% of our net sales for the year ended December 31, 2006, could have a material adverse effect on the results of our operations. There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor or sales to a customer exceed the factor's imposed limits, we could assume the collection risk on sales to the customer.

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

         For the year ended December 31, 2006, four contractors accounted for approximately 52% of our purchases. We do not have long-term contracts with any of our independent contractors, and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent that we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

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

      Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. Our independent registered public accounting firm will need to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2008. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The process of strengthening our internal control over financial reporting and complying with
Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any substantial efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal control over financial reporting that we will need will become more complex, and significantly more resources  will be  required  to ensure  our  internal  control  over  financial reporting remains effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO OVERCOME A VARIETY OF COMPETITIVE CHALLENGES.

         We operate our business in the premium contemporary segment of the apparel industry. Currently, our competitors include companies and brands such as True Religion, Seven For All Mankind,

Citizens of Humanity, J. Lindenberg, Theory, James Perse and Joe's Jeans. We face a variety of competitive challenges including:

         - anticipating and quickly responding to changing consumer demands that are dictated in part by fashion and season;

         - developing innovative, high-quality products in sizes and styles that appeal to consumers;

         - competitively pricing our products and achieving customer perception of value; and

         - the need to provide strong and effective marketing support to maintain our brand image.

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

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         To date, we have had a very limited trading volume in our common stock. For instance, for the year ended December 31, 2006, only 1,528,000 shares of our common stock were traded. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, our registration statement on Form SB-2 filed with the SEC on January 9, 2006 became effective on April 20, 2006. As a result, a substantial number of our shares of common stock became available for immediate resale. Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Rule 144 or otherwise, could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the sale of our securities.

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

ITEM 7.  FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

AUDITED FINANCIAL STATEMENTS:

   Report of Independent Registered Public Accounting Firm............       27

   Consolidated Balance Sheet at December 31, 2006....................       28

   Consolidated Statements of Operations for the Years Ended
      December 31, 2006 and 2005......................................       29

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2006 and 2005......................................       30

   Consolidated Statement of Changes in Stockholders' Equity
      from January 1, 2005 to December 31, 2006.......................       31

   Notes to the Consolidated Financial Statements.....................       32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders:
People's Liberation, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheet of People's Liberation, Inc. and Subsidiaries (the "Company") as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of People's Liberation, Inc. and Subsidiaries, as of December 31, 2006 and the results of their operations and their cash flows for each of the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.


Grobstein, Horwath & Company LLP

/s/ Grobstein, Horwath & Company LLP
------------------------------------

Sherman Oaks, California
March 2, 2007

                            PEOPLE'S LIBERATION, INC.


                           CONSOLIDATED BALANCE SHEET
                                                                    December 31,
                                                                       2006
                                                                    ------------
                             Assets
Current Assets:
   Cash and cash equivalents ..................................     $    62,389
   Due from factor ............................................       2,772,773
   Accounts receivable ........................................       1,017,884
   Inventories ................................................       2,846,181
   Refundable income taxes ....................................          16,500
   Prepaid expenses and other current assets ..................         140,486
   Deferred tax assets ........................................          52,000
                                                                    -----------
     Total current assets .....................................       6,908,213

Property and equipment, net of accumulated depreciation .......         577,331
Trademarks, net of accumulated amortization ...................         227,748
Intangible asset (Note 8) .....................................         428,572
Other assets ..................................................          64,970
                                                                    -----------
     Total Assets .............................................     $ 8,206,834
                                                                    ===========

               Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses ......................     $ 2,297,895
   Income taxes payable .......................................           3,200
                                                                    -----------
     Total current liabilities ................................       2,301,095

Deferred tax liabilities ......................................          61,000
                                                                    -----------
     Total Liabilities ........................................       2,362,095

Stockholders' Equity:
   Common stock, $.001 per value; 150,000,000
      shares authorized; 34,942,563 shares issued
      and outstanding .........................................          34,942
   Additional paid-in capital .................................       6,930,194
   Accumulated deficit ........................................      (1,120,397)
                                                                    -----------
     Total Stockholders' Equity ...............................       5,844,739
                                                                    -----------
     Total Liabilities and Stockholders' Equity ...............     $ 8,206,834
                                                                    ===========


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended      Year Ended
                                                   December 31,    December 31,
                                                       2006            2005
                                                   ------------    ------------

Net sales ......................................   $ 15,959,766    $  5,803,067
Cost of goods sold .............................      8,801,924       3,567,212
                                                   ------------    ------------
 Gross profit ..................................      7,157,842       2,235,855
                                                   ------------    ------------

Selling expenses ...............................      2,242,024         861,742
Design and production ..........................      2,278,495         891,985
General and administrative .....................      3,585,618         972,091
                                                   ------------    ------------

 Total operating expenses ......................      8,106,137       2,725,818
                                                   ------------    ------------

Loss from operations ...........................       (948,295)       (489,963)

Interest income (expense), net .................         59,750         (28,637)
Loss on disposal of fixed asset ................           --            (1,567)
                                                   ------------    ------------
 Total other income (expense) ..................         59,750         (30,204)
                                                   ------------    ------------

Loss before income taxes .......................       (888,545)       (520,167)
Benefit (provision) for income taxes ...........         23,494         (49,400)
                                                   ------------    ------------

Net loss .......................................       (865,051)       (569,567)
                                                   ============    ============

Less preferred stock dividend (Note 9) .........           --        (4,906,250)
                                                   ------------    ------------

Net loss available to common shareholders ......   $   (865,051)   $ (5,475,817)
                                                   ============    ============

Basic and diluted weighted average loss per
common share (1) ...............................   $      (0.03)   $     (33.60)
                                                   ============    ============

Basic and diluted weighted average common
shares outstanding (1) .........................     34,063,658         162,986
                                                   ============    ============

Pro forma income taxes and earnings per
share (Note 9):
  Net loss .....................................                   $   (569,567)
  Loss before income taxes .....................                       (520,167)
  Pro forma income tax benefit .................                       (205,000)
  Pro forma net loss ...........................                       (315,167)
  Pro forma net loss available to common
     shareholders ..............................                     (5,221,417)
  Pro forma basic and diluted loss per
     common share ..............................                         (32.04)

(1) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2005, which became effective on January 5, 2006.


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                       Year Ended
                                                                                      December 31,
                                                                              --------------------------
                                                                                  2006           2005
                                                                              -----------    -----------
Cash flows from operating activities:
  Net loss ................................................................   $  (865,051)   $  (569,567)
  Adjustments to reconcile net loss to net cash used by operating activities:
     Depreciation and amortization ........................................        97,517         18,778
     Loss on disposal of fixed asset ......................................          --            1,567
     Allowance for doubtful accounts ......................................        78,000           --
     Deferred income taxes ................................................       (22,400)        31,400
     Stock based compensation .............................................       259,402           --
     Changes in operating assets and liabilities:
       Receivables ........................................................    (1,853,817)    (2,037,295)
       Inventories ........................................................    (1,753,200)    (1,056,224)
       Refundable income taxes ............................................       (16,500)          --
       Prepaid expenses and other current assets ..........................        81,642       (205,678)
       Other assets .......................................................       (19,536)          --
       Accounts payable and accrued expenses ..............................       252,586      1,846,605
       Income taxes payable ...............................................       (12,797)        15,997
                                                                              -----------    -----------
         Net cash flows used in operating activities ......................    (3,774,154)    (1,954,417)
                                                                              -----------    -----------

Cash flows from investing activities:
  Acquisition of trademarks ...............................................      (191,492)       (41,525)
  Acquisition of property and equipment ...................................      (500,241)      (156,760)
                                                                              -----------    -----------
     Net cash flows used in investing activities ..........................      (691,733)      (198,285)
                                                                              -----------    -----------

Cash flows from financing activities:
  Net proceeds from private placement of preferred stock ..................          --        6,672,737
  Proceeds from loan payable ..............................................          --            6,011
                                                                              -----------    -----------
     Net cash flows provided by financing activities ......................          --        6,678,748
                                                                              -----------    -----------

Net (decrease) increase in cash and cash equivalents ......................    (4,465,887)     4,526,046
Cash and cash equivalents, beginning of year ..............................     4,528,276          2,230
                                                                              -----------    -----------
Cash and cash equivalents, end of year ....................................   $    62,389    $ 4,528,276
                                                                              ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest ................................................................   $     2,048    $    28,637
  Income taxes ............................................................        28,203          2,803
   Non-cash financing transactions:
       Loan payable converted to common stock .............................          --          300,000
       Trade payable converted to equity ..................................          --           25,000
       Beneficial conversion feature of preferred stock issued to investors          --        4,906,250
       Exchange of common stock and members' equity for preferred stock:
         Common stock .....................................................          --         (301,000)
         Members' equity ..................................................          --          643,069
         S Corp earnings ..................................................          --          (13,725)
         Preferred stock Series A .........................................          --                1
      Conversion of convertible preferred stock and reverse stock split:
         Common stock .....................................................        32,846           --
         Additional paid-in capital .......................................     6,639,892           --
         Preferred stock Series A .........................................    (6,672,738)          --
      Common stock issued in exchange for intangible asset (Note 8):
         Common stock .....................................................           571           --
         Additional paid-in capital .......................................       428,001           --
         Intangible asset .................................................      (428,572)          --


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                       Common Stock          Preferred Stock Series A      Additional
                                -------------------------   --------------------------      Paid-in      Accumulated
                                   Shares        Amount        Shares         Amount        Capital        Deficit         Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at January 1, 2005 (1)         --     $      --         984,042    $     1,000    $      --      $  (315,123)   $  (314,123)

Stock issued for assumption of
   debt (1) ...................        --            --         984,043        300,000           --             --          300,000
Formation of Bella Rose (1) ...        --            --         442,819           --             --             --             --
Trade payable converted to
   members' equity (1) ........        --            --          49,202         25,000           --             --           25,000
Issuance of common stock to
   existing shareholders of
   People's Liberation,
   Inc. (2) ...................   1,525,383         1,525          --             --           (1,525)          --             --
Exchange transaction of
   Versatile common stock and
   Bella Rose members' equity .        --            --            --         (325,999)       325,999           --             --
Members' deficit adjustment
   for operations prior to
   exchange transaction .......        --            --            --             --         (643,069)       643,069           --
Stockholder's equity
   adjustment for operations
   prior to change in S
   Corporation tax status .....        --            --            --             --           13,725        (13,725)          --
Private placement of preferred
   stock Series A, including
   intrinsic value of
   beneficial conversion
   feature ....................        --            --         578,125      6,672,737           --             --        6,672,737
Net loss ......................        --            --            --             --             --         (569,567)      (569,567)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2005 ..   1,525,383         1,525     3,038,231      6,672,738       (304,870)      (255,346)     6,114,047
Conversion of preferred stock
   Series A and reverse stock
   split of 1:9.25 ............  32,845,751        32,846    (3,038,231)    (6,672,738)     6,639,892           --             --
Expenses related to 2005
   private placement of
   preferred stock Series A ...        --            --            --             --          (92,231)          --          (92,231)
Stock based compensation ......        --            --            --             --          259,402           --          259,402
Issuance of common stock in
   exchange for intangible
   asset ......................     571,429           571          --             --          428,001           --          428,572
Net loss ......................        --            --            --             --             --         (865,051)      (865,051)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2006 ..  34,942,563   $    34,942          --      $      --      $ 6,930,194    $(1,120,397)   $ 5,844,739
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========

(1) Reflects the equivalent number of shares of Series A preferred stock held by the shareholders of Versatile and received by the members of Bella Rose at the time of its formation on May 13, 2005 as if the exchange transaction occurred on January 1, 2004 (Note 9).
(2) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of December 31, 2005, which became effective on January 5, 2006.

                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

ORGANIZATION

         People's Liberation, Inc. (the "Company") is the parent holding company of Versatile Entertainment, Inc. ("Versatile"), a California corporation, and Bella Rose, LLC ("Bella Rose"), a California limited liability company, both of which were consolidated on November 22, 2005 and became wholly-owned subsidiaries of the Company on the effective date of the Company's exchange transaction. William Rast Sourcing, LLC ("William Rast Sourcing") and William Rast Licensing, LLC ("William Rast Licensing"), both California limited liability companies, were formed effective October 1, 2006 and are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC ("WRE"), an entity owned in part by Justin Timberlake.

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

         William Rast Sourcing and William Rast Licensing were organized as California limited liability companies under the laws of the State of California on October 1, 2006.

         Beginning October 1, 2006, William Rast Sourcing and William Rast Licensing are consolidated under Bella Rose, a wholly-owned subsidiary of the Company. William Rast Sourcing and William Rast Licensing are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC ("WRE") an entity owned in part by Justin Timberlake. Until WRE has a basis in the capital of William Rast Sourcing and William Rast Licensing, losses will not be allocated to WRE. Instead, all losses will be recognized by Bella Rose in consolidation. Subsequently, if profits are generated by William Rast Sourcing and William Rast Licensing, then profits will not be allocated to WRE until previously unrecognized minority losses are fully recouped by Bella Rose. Minimum profit allocations to WRE will be accounted for as a minority interest in the consolidated financial statements of the Company.

         Bella Rose was formed in May 2005 prior to the exchange transaction on November 22, 2005. From the period of Bella Rose's inception and throughout 2005,Bella Rose and Versatile had common ownership and control. The consolidated financial statements reflect the capital structure of People's Liberation, Inc., the parent holding company, after giving effect to the exchange transaction. The capital structure in the historical combined financial statements of Versatile and Bella Rose prior to the exchange transaction are different as they do not affect reverse merger accounting.

NATURE OF OPERATIONS

         The Company markets and sells high-end casual apparel under the brand names "People's Liberation" and "William Rast" through Versatile and Bella Rose, its wholly owned subsidiaries, and through Bella Rose's 50% owned subsidiaries, William Rast Sourcing and William Rast Licensing. The majority of the merchandise the companies offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, Versatile and William Rast Sourcing distribute their merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus, Lisa Klein, Lulu's Boutique, Atrium and Fred Segal. Internationally, in select countries, products are sold directly and through distributors to better department stores and boutiques, such as TNT in Canada, Jades in Germany and Sears in Mexico City.

         Versatile was established in April 2001 and commenced operations of its People's Liberation clothing line in July 2004. Versatile began shipping products under the People's Liberation brand name in the fourth quarter of 2004. The People's Liberation clothing line was developed internally by our Chief Executive Officer, Daniel Guez.

         Bella Rose was established in May 2005 and commenced operations of its William Rast clothing line in May 2005. Bella Rose began shipping products under the William Rast brand name in the fourth quarter of 2005. Under an apparel brand agreement with an entity owned in part by Justin Timberlake, Bella Rose had the exclusive rights to manufacture clothing and accessories under the William Rast tradename. Under long-form definitive agreements entered into effective October 1, 2006, which superseded the apparel brand agreement, two new entities were formed, William Rast Sourcing and William Rast Licensing. All assets and liabilities of the Bella Rose business were transferred to William Rast Sourcing effective October 1, 2006. William Rast Sourcing has the exclusive rights to manufacture clothing with the William Rast brand name. The William Rast trademarks were transferred to William Rast Licensing effective October 1, 2006 and William Rast Licensing has the exclusive rights to promote and license the William Rast brand. William Rast Sourcing and William Rast Licensing are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC, an entity owned in part by Justin Timberlake.

         The Company is headquartered in Los Angeles, California, and maintains two showrooms in New York and Los Angeles.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accounts of Versatile, Bella Rose, William Rast Sourcing and William Rast Licensing have been consolidated for financial statement presentation. All significant inter-company accounts and transactions have been eliminated in the consolidation.

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

REVENUE RECOGNITION

         The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, as amended by SAB No. 104. Wholesale revenue is recognized when merchandise is shipped to a customer, at which point title transfers to the customer, and when collection is reasonably assured. Customers are not given extended terms or dating or return rights without proper prior authorization. Revenue is recorded net of estimated returns, charge backs and markdowns based upon management's estimates and historical experience. Website revenue is recognized when merchandise is shipped to a customer and when collection is reasonably assured.

COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There were no material other comprehensive income items for the years ended December 31, 2006 and 2005.

SEGMENT REPORTING

         The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company believes that it operates within one segment as there is not enough difference between the types of products developed and distributed by the Company to justify segmented reporting by product type. Management decisions regarding the allocation of resources and the assessment of performance are made on a company-wide basis and are not specific to the type of product. See Note 18 for disclosure regarding geographic regions.

ADVERTISING

         Advertising costs are charged to expense as of the first date the advertisements take place. Advertising expenses included in selling expenses approximated $408,000 and $134,000 for the years ended December 31, 2006 and 2005, respectively.

INVENTORIES

         Inventories, consisting of piece goods and trim, work-in-process and finished goods, are stated at the lower of cost (first-in, first-out method) or market value. Inventories are evaluated for obsolescence and slow-moving items based on management's analysis of sales levels, sales projections and inventory levels.

STOCK-BASED COMPENSATION

         On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), SHARE-BASED PAYMENT, which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the consolidated financial statements. The cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes Accounting Principles Board Opinion ("APB Opinion") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 117 ("SAB No. 107") relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

         The Company adopted SAS No. 123(R) using the modified prospective transition method which requires the application of the accounting standards as of January 1, 2006, the first day of the Company's 2006 fiscal year. The consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). Stock-based compensation expense is recognized based on awards ultimately expected to vest on a straight-line prorated basis. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The Company adopted its 2005 Stock Incentive Plan on January 5, 2006.

         During the year ended December 31, 2006, the Company issued 2,052,000 options to employees, officers, directors and outside consultants at an exercise price of $1.25 per share. Options to purchase 440,583 shares were exercisable as of December 31, 2006. Total stock based compensation expense for the year ended December 31, 2006 was approximately $259,000, before income tax benefits. There was no stock-based compensation expense recognized prior to January 1, 2006. The compensation expense recognized during the year ended December 31, 2006 did not change basic and diluted loss per share reported in our Statement of Operations. The total fair value of options granted to employees, officers, directors and outside consultants during the year ended December 31, 2006 was approximately $1,052,000. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the "safe harbor" provisions provided in SAB 107.

         The following is a summary of the weighted-average assumptions we used as inputs to the Black-Scholes pricing model for option grants in 2006:

    Dividend yield...........................................                --
    Risk-free interest rate..................................               5.2%
    Expected volatility......................................              60.3%
    Expected life of options - weighted average..............         5.9 years

          The fair value of options granted to outside consultants will be adjusted until the options vest or there is a substantial performance commitment as provided by the Emerging Issues Task Force (EITF) 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES (EITF 96-18).

         During the year ended December 31, 2005, the Company did not grant any options to purchase shares of its common stock, and during that period there were no options that vested. Accordingly, no proforma information for 2005 is required.

         For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations for the year ended December 31, 2006 is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2006, expected forfeitures is immaterial and as such the Company is recognizing forfeitures as they occur.

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

         Computer Software          5 years

INTANGIBLE ASSETS

         Intangible assets consist of trademarks and operational control rights related to the William Rast Sourcing and William Rast Licensing entities (Note
8).

         Costs incurred related to the Company's trademarks are amortized on a straight-line basis over an estimated useful life of fifteen years.

         Operational control rights amounting to $428,572 have an indefinite life. Therefore, amortization expense is not recorded on this asset.

         Amortization expense of intangible assets amounted to $9,616 and $1,529 for the years ended December 31, 2006 and 2005.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

         Long-lived assets, including trademarks and operational control rights related to William Rast Sourcing and William Rast Licensing, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

         Bella Rose, William Rast Sourcing and William Rast Licensing are limited liability companies and are subject to California minimum tax of $800 and a fee based on total annual revenue. The earnings of a limited liability company are reported individually by its members.

         On November 22, 2005, People's Liberation (formerly Century Pacific Financial Corporation) acquired all of the outstanding voting securities of Bella Rose and Versatile, each of which became a wholly-owned subsidiary of the Company. As a result, Versatile and Bella Rose (including its 50% owned subsidiaries, William Rast Sourcing and William Rast Licensing) are consolidated and income taxes are reported by the parent, People's Liberation. Taxes are calculated on a consolidated basis at C-Corporation income tax rates.

         Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for income tax rate changes.

         Income taxes are further described in Note 11.

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

SHIPPING AND HANDLING COSTS

         The Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of sales. Total shipping and handling costs included as a component of revenue for the years ended December 31, 2006 and 2005 amounted to approximately $115,000 and $57,000, respectively. Total shipping and handling costs included as a component of cost of sales amounted to approximately $202,000 and $128,000 for the years ended December 31, 2006 and 2005, respectively.

CLASSIFICATION OF EXPENSES

         COST OF GOODS SOLD - Cost of good sold includes expenses primarily related to inventory purchases and contract labor, freight and overhead expenses. Overhead expenses primarily consist of warehouse salaries and expense.

         SELLING EXPENSE - Selling expenses primarily include sales salaries and commissions, tradeshow, advertising, marketing, showroom and other selling expenses, including travel and entertainment.

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

CONSIDERING   THE  EFFECTS  OF  PRIOR  YEAR   MISSTATEMENTS   WHEN   QUANTIFYING
MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS.

         Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), was issued in September 2006. SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of this pronouncement has not had a material impact on the Company's consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in financial statements. This interpretation is effective for the Company beginning January 1, 2007. The Company is evaluating the potential impact of adopting this interpretation on its future results of operations, financial position and cash flows.

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

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently evaluating whether adoption of this statement will result in a change to its fair value measurements.

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employer's Accounting for Pensions" or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (c) measure defined benefit plan assets and obligations as of the date of the employer's statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS 158 are to be applied prospectively upon adoption. For companies without publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer's statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. The Company believes the adoption of this pronouncement will not have any material effect on its financial statements.

         Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

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

NOTE 3 - EARNINGS PER SHARE

         The Company computes and presents earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. Warrants representing 3,125,000 shares of common stock at exercise prices ranging from $1.25 to $2.00 per share and stock options representing 1,878,000 shares of common stock at an exercise price of $1.25 per share were outstanding as of December 31, 2006, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive. Warrants representing 3,125,000 shares of common stock and Series A convertible preferred stock representing 32,845,751 common shares on a post conversion and reverse split basis were outstanding as of December 31, 2005, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                           LOSS        SHARES(1)     PER SHARE
                                       (NUMERATOR)   (DENOMINATOR)     AMOUNT
YEAR ENDED DECEMBER 31, 2006:          -----------    -----------   -----------
Basic loss per share:
Net loss ...........................   $  (865,051)    34,063,658   $     (0.03)

Effect of Dilutive Securities:
Options ............................          --             --            --
Warrants ...........................          --             --            --
                                       -----------    -----------   -----------
Loss available to common
   stockholders ....................   $  (865,051)    34,063,658   $     (0.03)
                                       ===========    ===========   ===========


YEAR ENDED DECEMBER 31, 2005:
Basic loss per share:
Net loss ..........................   $  (569,567)       162,986    $     (3.50)
Preferred stock deemed
   dividend (Note 9) ..............    (4,906,250)                       (30.10)

Effect of Dilutive Securities:
Options ...........................          --             --             --
Warrants ..........................          --             --             --
                                      -----------    -----------    -----------
Loss available to common
   stockholders ...................   $(5,475,817)       162,986    $    (33.60)
                                      ===========    ===========    ===========

(1) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2004, which became effective on January 5, 2006.

NOTE 4 - DUE FROM FACTOR

         The Company uses a factor for working capital and credit administration purposes. Under the factoring agreements, the factor purchases a substantial portion of the Company's trade accounts receivable and assumes credit risk with respect to certain accounts.

         The factor agreements provide that the Company can borrow an amount up to 85% of the value of its approved factored customer invoices. The Company can also borrow up to 50% of its eligible inventory (as defined in the agreement), up to a maximum of $1 million. The factor commission is 0.8% of the customer invoice amount for terms up to 60 days, plus one quarter of one percent (.25%) for each additional thirty-day term.

         Receivables sold in excess of maximums established by the factor are subject to recourse in the event of nonpayment by the customer. The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor.

         To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the factor's prime lending rate plus 1% per annum. Factor advances and ledger debt are collateralized by non-factored accounts receivable, inventories and general intangibles. Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $625,000 at December 31, 2006.

         Due from factor is summarized as follows:

         Outstanding receivables:
           Without recourse .......................        $ 2,840,272
           With recourse ..........................            179,501
                                                           -----------
                                                             3,019,773
         Open credits .............................           (247,000)
                                                           -----------
                                                           $ 2,772,773
                                                           ===========
NOTE 5 - INVENTORIES

         Inventories are summarized as follows:

         Piece goods and trim .....................          $  766,177
         Work in process ..........................             353,838
         Finished goods ...........................           1,726,166
                                                             ----------
                                                             $2,846,181
                                                             ==========

NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

         Furniture and fixtures ..........................   $ 170,544
         Office equipment ................................     158,767
         Machinery and equipment .........................      71,280
         Leasehold improvements ..........................     103,994
         Computer software ...............................     172,335
                                                             ---------
                                                               676,920
         Less accumulated depreciation and amortization ..     (99,589)
                                                             ---------
                                                             $ 577,331
                                                             =========

         Depreciation expense amounted to $87,901 and $17,249 for the years ended December 31, 2006 and 2005, respectively.

NOTE 7 - TRADEMARKS

         Trademarks are summarized as follows:

         Trademarks, at cost ........................        $ 236,176
         Less accumulated amortization ..............           (8,428)
                                                             ---------
                                                             $ 227,748
                                                             =========

         Future annual estimated amortization expense is summarized as follows:

         YEARS ENDING DECEMBER 31,
         2007 ........................................         $ 15,183
         2008 ........................................           15,183
         2009 ........................................           15,183
         2010 ........................................           15,183
         2011 ........................................           15,183
         Thereafter ..................................          151,833
                                                               --------
                                                               $227,748
                                                               ========

         Trademark amortization expense amounted to $9,616 and $1,529 for the years ended December 31, 2006 and 2005, respectively.

NOTE 8- INTANGIBLE ASSET, AND WILLIAM RAST SOURCING AND WILLIAM RAST LICENSING AGREEMENTS

         On or around April 27, 2005, Bella Rose entered into letter agreements (the "Letter Agreements") with William Rast Enterprises, LLC ("WRE"). The Letter Agreements contemplated the formation of a joint venture between the parties to exploit the William Rast(TM) trademark. More particularly, the Letter Agreements contemplated the formation of a sourcing company, which would have rights to manufacture and sell William Rast branded apparel, and a licensing company, which would own the William Rast(TM) trademark and license rights to the trademark to the sourcing company and other parties. The Letter Agreements also contemplated a services agreement, pursuant to which Justin Timberlake would provide personal services to the licensing company and its licensees in connection with the exploitation of the William Rast brand.

         While the Letter Agreements contemplated that the venture would be operated by a separate operating entity, which entity would be owned and managed 50% by Bella Rose and 50% by WRE, the venture's business had been operated directly by Bella Rose since inception.

         On  October  1,  2006,  Bella  Rose  and  WRE  entered  into  long-form definitive agreements, including the limited liability company operating agreement of William Rast Sourcing, LLC (the "Sourcing Operating Agreement"), the limited liability company operating agreement of William Rast Licensing, LLC (the "Licensing Operating Agreement", and together with the Sourcing Operating Agreement, the "Operating Agreements"), and the services agreement by and between William Rast Licensing and Justin Timberlake (the Operating Agreements, together with the Services Agreement, the "Transaction Documents") to memorialize the terms set forth in the Letter Agreements, with the exception that Bella Rose has operational control over William Rast Sourcing, LLC and William Rast Licensing, LLC.

         WRE received a 50% membership interest in William Rast Sourcing. Bella Rose was granted a 50% membership interest in William Rast Sourcing in exchange for assigning all of the assets and liabilities of the William Rast apparel business operated by Bella Rose. Profits and losses are allocated to each member in accordance with their respective membership interests. WRE is to receive minimum annual non-cumulative profit allocations of 6% of net sales or, if less, the actual amount of profits for the year. Bella Rose is required to loan William Rast Sourcing up to $1.8 million in unsecured working capital funds through December 31, 2007. The Sourcing Operating Agreement also includes certain rights related to the sale or transfer of membership interests, including right of first refusal and drag along rights.

         WRE also received a 50% membership interest in William Rast Licensing. Bella Rose was granted a 50% membership interest in William Rast Licensing in exchange for contributing the William Rast(TM) trademarks to the company. Profits and losses are allocated to each member in accordance with their respective membership interests. WRE is to receive minimum annual non-cumulative profit allocations of 3% of net sales or, if less, the actual amount of profits for the year. Bella Rose is required to loan William Rast Licensing up to $200,000 in unsecured working capital funds through December 31, 2007. The Licensing Operating Agreement also includes certain rights related to the sale or transfer of membership interests, including right of first refusal and drag along rights.

         William Rast Licensing granted William Rast Sourcing a perpetual, royalty free, exclusive, worldwide, nontransferable license to use the William Rast trademarks in connection with the sourcing, marketing and distribution of men's, women's and children's apparel.

         In consideration for WRE entering into the Operating Agreements on terms which give Bella Rose operational control over the Sourcing Company and the Licensing Company, which operational control the Letter Agreements provided would be 50% in favor of Bella Rose and 50% in favor of WRE, the Company, on October 1, 2006, issued to WRE 571,429 shares of its common stock, par value $0.001 per share. The common stock issued contains restrictions related to the sale or transfer of the shares, including right of first refusal and annual volume limitations. The market price of the Company's common stock on the date of issuance of the shares was $0.75. The $428,572 value of the common stock issued to WRE has been recorded as an intangible asset on Bella Rose's financial statements. The intangible asset is expected to have an indefinite life and will be reviewed for impairment on a quarterly basis.

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

         Pursuant to a services agreement entered into between William Rast Licensing and Justin Timberlake, Mr. Timberlake agrees to provide William Rast Licensing and its licensees (which includes William Rast Sourcing) with certain services in connection with the launch, advertising, design, and styling of William Rast branded apparel and other consumer products. During the term of the agreement, except as otherwise provided in the agreement, the services to be rendered by Mr. Timberlake in the indirect endorsement of William Rast branded apparel and other consumer products shall be exclusive to William Rast Licensing. The Services Agreement expires on December 31, 2008 and may be terminated earlier by Mr. Timberlake if certain sales targets are not met.

         Beginning October 1, 2006, William Rast Sourcing and William Rast Licensing are consolidated under Bella Rose, a wholly-owned subsidiary of the Company. Until WRE has a basis in the capital of William Rast Sourcing and William Rast Licensing, losses will not be allocated to WRE. Instead, all losses will be recognized by Bella Rose in consolidation. Subsequently, if profits are generated by William Rast Sourcing and William Rast Licensing, then profits will not be allocated to WRE until previously unrecognized minority losses are fully recouped by Bella Rose. Minimum profit allocations to WRE will be accounted for as a minority interest in the consolidated financial statements of the Company.

         Because net liabilities of Bella Rose were transferred to William Rast Sourcing and William Rast Licensing upon formation of the new entities, the settlement of which is the sole responsibility of Bella Rose, there was no gain or loss recognized upon the transfer of the net liabilities to the new entities.

         Assets and liabilities of Bella Rose transferred to William Rast Sourcing and William Rast Licensing on October 1, 2006 were transferred at their carrying value on the books of Bella Rose on the date of transfer.

NOTE 9- STOCKHOLDERS' EQUITY

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

         The following 2005 Pro forma statement of operations information assumes that the automatic conversion and reverse split, as discussed above, occurred as of the beginning of the accounting period. The pro forma provision for income taxes as of December 31, 2005 assumes that Versatile Entertainment, Inc. was a C-Corporation as of the beginning of the accounting period and Bella Rose was consolidated under People's Liberation as of the beginning of the accounting period.


Net loss, as reported .......................................      $   (569,567)
Loss before income taxes, as reported .......................          (520,167)
Pro forma income tax benefit ................................          (205,000)
Pro forma net loss ..........................................          (315,167)
Pro forma net loss available to common shareholders .........        (5,221,417)
Pro forma basic and diluted loss per common share ...........             (0.23)
Pro forma basic and diluted weighted average
   common shares outstanding ................................        22,777,938

         The following Pro forma balance sheet information assumes the automatic conversion and reverse stock split, as discussed above, occurred as of December 31, 2005.


Series A convertible preferred stock .......................        $      --
Common stock (34,371,134 shares outstanding) ...............             34,371
Additional Paid-in capital .................................          6,335,022
Accumulated deficit ........................................           (255,346)
                                                                    -----------
Total stockholders' equity .................................        $ 6,114,047
                                                                    ===========

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

WILLIAM RAST SOURCING AND WILLIAM RAST LICENSING AGREEMENTS

         In consideration for William Rast Enterprises ("WRE") entering into certain operating agreements with Bella Rose on terms which give Bella Rose operational control over the William Rast Sourcing and William Rast Licensing (see Note 8), the Company, on October 1, 2006, issued to WRE 571,429 shares of its common stock, par value $0.001 per share. The common stock issued contains restrictions related to the sale or transfer of the shares, including right of first refusal and annual volume limitations. The market price of the Company's common stock on the date of issuance of the shares was $0.75. The $428,572 value of the common stock issued to WRE has been recorded as an intangible asset on Bella Rose's financial statements. The intangible asset is expected to have an indefinite life and will be reviewed for impairment on a quarterly basis.

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

NOTE 10 - STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS

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

         The   Company   recognizes   stock-based   compensation   costs   on  a
straight-line basis over the vesting period of each award, which is generally between one to four years.

         For the year ended December 31, 2006, total stock-based compensation expense included in the consolidated statement of operations was $259,402, charged to the following expense categories:


         Selling expense ..............................        $ 12,628
         Design and production ........................          22,158
         General and administrative ...................         224,616
                                                               --------
         Total stock-based compensation ...............        $259,402
                                                               ========

         The following table summarizes the activity in the Plan:

                                                                      Weighted
                                                                       Average
                                                        Number of     Exercise
                                                          Shares        Price
                                                        ----------    ----------

Options outstanding - December 31, 2005 .............         --      $     --
     Granted ........................................    2,052,000          1.25
     Exercised ......................................         --            --
     Canceled .......................................     (174,000)         1.25
                                                        ----------

Options outstanding - December 31, 2006 .............    1,878,000    $     1.25
                                                        ==========

         Additional   information   relating  to  stock   options  and  warrants
outstanding and exercisable at December 31, 2006, summarized by exercise price is as follows:


                                                                                     Exercisable
                                     Outstanding Weighted Average                Weighted Average
                                ----------------------------------------   ---------------------------
                                                  Life         Exercise                      Exercise
Exercise Price Per Share          Shares        (years)         Price        Shares           Price
---------------------------     -----------    -----------   -----------   -----------     -----------
       $ 1.25 (options)          1,878,000        9.5           $ 1.25        440,583         $ 1.25
       $ 1.25 (warrants)           625,000        3.9           $ 1.25        625,000         $ 1.25
       $ 2.00 (warrants)         2,500,000        3.9           $ 2.00      2,500,000         $ 2.00
                                -----------                                -----------

                                 5,003,000        6.0           $ 1.62      3,565,583         $ 1.78
                                ===========                                ===========

         A summary of the changes in the Company's unvested stock options for the year ended December 31, 2006 is as follows:

                                                                      Weighted
                                                                       Average
                                                       Number of     Grant Date
                                                         Shares      Fair Value
                                                       ----------    ----------

Unvested stock options - December 31, 2005 .........         --      $     --
     Granted .......................................    2,052,000          0.51
     Vested ........................................     (440,583)        (0.40)
     Canceled, expired or forfeited ................     (174,000)        (0.45)
                                                       ----------    ----------

Unvested stock options - December 31, 2006 .........    1,437,417    $     0.56
                                                       ==========

         As of December 31, 2006, there was 704,519 of total unrecognized compensation expense related to unvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized on a weighted-average basis over the next three and a half years.

         The Company has recorded a 100% valuation allowance on its deferred tax asset related to net operating loss carryforwards. As a result, the stock-based compensation recorded for the year ended December 31, 2006 has not been tax effected on the consolidated statement of operations.

NOTE 11- INCOME TAXES

         On June 1, 2005, Versatile's Sub-Chapter S election was terminated and Versatile became a C-Corporation for income tax purposes.

         On November 22, 2005, People's Liberation (formerly Century Pacific Financial Corporation) acquired all of the outstanding voting securities of Bella Rose and Versatile, each of which became a wholly-owned subsidiary of the Company. As a result, Versatile and Bella Rose (including its 50% owned subsidiaries, William Rast Sourcing and William Rast Licensing) are consolidated and taxes are reported by the parent, People's Liberation. Taxes are calculated on a consolidated basis at C-Corporation tax rates.

         Deferred income taxes arise principally from temporary differences in the method of depreciating property and equipment for income tax reporting purposes and the use of inventory capitalization requirements for income tax reporting purposes. A valuation allowance has been provided for deferred income tax assets related to net operating loss carryforwards. At this time, the Company cannot determine that it is more likely than not that it will realize the future income tax benefits related to its net operating losses.

         The benefit (provision) for income taxes for the years ended December 31, 2006 and 2005 consist of the following:


                                                      2006               2005
                                                    --------           --------
Federal:
    Current provision ....................          $ 39,010           $(15,300)
    Deferred provision ...................           (19,040)           (26,700)
                                                    --------           --------
                                                      19,970            (42,000
                                                    --------           --------
State:
    Current provision ....................             6,884             (2,700)
    Deferred provision ...................            (3,360)            (4,700)
                                                    --------           --------
                                                       3,524             (7,400)
                                                    --------           --------
                                                    $ 23,494           $(49,400)
                                                    ========           ========

         The difference between the benefit (provision) for income taxes and the expected income tax benefit (provision) determined by applying the statutory federal and state income tax rates to pre-tax accounting income for the years ended December 31, 2006 and 2005 are as follows:

                                                         2006          2005
                                                       --------      --------

Federal statutory rate .............................      (34.0)%       (34.0)%
State taxes net of Federal benefit .................       (6.0)         (6.0)
  Net operating loss valuation allowance ...........       36.4          --
S Corp status through May 31, 2005 .................       --            (1.1)
LLC status through November 22, 2005 ...............       --            49.4
Other ..............................................        1.0           1.2
                                                       --------      --------

                                                           (2.6)%         9.5%
                                                       ========      ========

         The components of the Company's consolidated deferred income tax balances as of December 31, 2006 and 2005 are as follows:

                                                            2006         2005
                                                         ---------    ---------
Deferred income tax assets - current:
    Net operating loss carryforwards .................   $ 323,000    $    --
    Bad Debt reserve .................................      31,000         --
    Inventory capitalization .........................      21,000        9,600
                                                         ---------    ---------
                                                           375,000        9,600
    Less:  Valuation allowance .......................    (323,000)        --
                                                         ---------    ---------
         Net deferred income tax assets - current ....   $  52,000    $   9,600
                                                         =========    =========

Deferred income tax liabilities - long-term:
    Property and equipment ...........................   $ (26,000)   $ (41,000)
    Excess of liabilities over assets from LLC due
    to exchange transaction ..........................     (35,000)        --
                                                         ---------    ---------
         Deferred income tax liabilities - long-term .   $ (61,000)   $ (41,000)
                                                         =========    =========


NOTE 12 - LAUNCH OF PEOPLE'S LIBERATION AND WILLIAM RAST E-COMMERCE WEBSITES

         In October 2006, we launched our e-commerce websites, www.peoplesliberation.com and www.williamrast.com, for the direct on-line sale of select People's Liberation and William Rast products. The websites showcase each brand's men's and women's collections, including premium denim jeans, skirts, knits tops, jackets and tracksuits, a selection of which is available for purchase online. We launched the websites to attract new customers and increase existing loyalty to our brands. In conjunction with the launch of the e-commerce websites, we entered into an agreement with a vendor to provide customer service, fulfillment and site maintenance services. Services are to be provided by the vendor over a three-year period and the agreement is cancelable by either party beginning March 2007. Fees for services provided by the vendor are calculated based on a percentage of net website revenue.

NOTE 13 - PRODUCT ENDORSEMENT AGREEMENT

         In May 2006, the Company entered into a product endorsement agreement with rock icon Tommy Lee to create a limited edition clothing group called "PL for TL." The clothing line will consist of a range of denim, hooded sweatshirts and hats for both men and women and will combine modern tailoring with an edgy, yet sleek fit. The inspiration of the "PL for TL" group is the artistic elements of Tommy Lee's tattoos. The knits and denim will have authentic detailing influenced by Tommy's unique aesthetic. Tommy Lee will also be involved in the design and development of the products and will make a minimum of six annual appearances at a combination of trade shows, retail locations and fashion shows to promote the clothing line. The agreement provides for a term of 18 months, minimum sales targets and royalties on net product sales at a negotiated rate. The "PL for TL" collection was launched in the fourth quarter of 2006. Royalty expense amounted to approximately $32,000 for the year ended December 31, 2006.

NOTE 14 - RELATED PARTY TRANSACTIONS

         Paul Guez, Daniel Guez's father, loaned Versatile Entertainment, Inc. $75,000 in May 2005 pursuant to a note payable which was unsecured, bore interest at 5% and was due on demand. The note and accrued interest was repaid in November 2005.

         During 2004, Tag-It Pacific, Inc. loaned an aggregate of $293,989 to Versatile Entertainment, Inc., which loan was unsecured, and due on demand. On May 16, 2005, the then outstanding balance of $300,000 due to Tag-It Pacific, Inc. was repaid with borrowings from an unrelated entity. On May 16, 2005, Colin Dyne, CEO of Tag-It Pacific, Inc., assumed Versatile's obligation to the unrelated entity in exchange for the issuance of 45 shares of Versatile's common stock. After giving 9.546 shares of his Versatile common stock to various parties, the remaining 35.454 shares of common stock held by Mr. Dyne were exchanged for 775,294.3 shares of our series A convertible preferred stock on November 22, 2005, the closing date of the exchange transaction with Versatile Entertainment and Bella Rose. The Company paid $259,000 and $10,000 in consulting fees to this stockholder during the years ended December 31, 2006 and 2005.

         During the years ended December 31, 2006 and 2005, the Company purchased trim products from Tag-it Pacific, Inc., a related entity as of May 16, 2005, amounting to approximately $152,000 and $75,000, respectively. During the year ended December 31, 2005, the Company incurred approximately $35,000 for services provided by an employee of Tag-it Pacific, Inc.

         On July 15, 2005, accounts payable resulting from consulting services provided to Bella Rose were converted to a 10% member interest in Bella Rose.

NOTE 15 - EMPLOYMENT AGREEMENTS

DANIEL GUEZ

         On January 12, 2007, the Company entered into an Employment Agreement with Daniel Guez, pursuant to which he will serve as our Chief Executive Officer and/or Creative Director, and Chairman of the Board of Directors. The agreement is for an initial term of three years and is automatically extended for additional one year terms unless the Company or Mr. Guez elect not to extend the term of the agreement. Under the agreement, Mr. Guez will receive the following compensation:

         o        Base  salary  of  $400,000   per  annum,   subject  to  upward
                  adjustment;

         o Annual performance bonus in the amount equal to the sum of (i) ten percent (10%) of the first three million dollars ($3,000,000) of the Company's consolidated EBITDA for such fiscal year, and (ii) five percent (5%) of the amount of the Company's consolidated EBITDA, if any, in excess of three million dollars ($3,000,000) for such fiscal year; and

         o        Automobile and related expense allowance of $2,300 per month.

         If during the employment period, (a) the Company terminates Mr. Guez's employment without cause or if Mr. Guez terminates his employment for good reason, or (b) if (i) the Company shall fail to extend the period of the employment period as provided above, and (ii) at any time within six months following expiration of the employment period, the Company terminates Mr. Guez's employment without cause or Mr. Guez terminates his employment for good reason or without good reason, Mr. Guez will be paid severance in an amount equal to one and one-half times the sum of Mr. Guez's base salary in effect on the date of termination plus the average annual bonus received by Mr. Guez for the two complete fiscal years immediately prior to the termination date, and all of his outstanding stock options, restricted stock and other equity awards will accelerate and become fully vested on the date of termination. If Mr. Guez's employment is terminated by reason of his death or disability during the employment period, Mr.

Guez, his estate or beneficiaries, as applicable, will be entitled to be paid a lump sum payment of one-hundred percent (100%) of Mr. Guez's then current annual base salary, and all outstanding stock options, restricted stock and other equity awards granted to Mr. Guez will accelerate and become fully vested on the date of termination. In addition, for a period of 18 months following the date of termination, the Company will continue to provide Mr. Guez and his eligible family members with group health insurance coverage. Mr. Guez's annual bonus amounted to $175,000 for the year ended December 31, 2006.

EDWARD HOUSTON

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

DARRYN BARBER

         On January 3, 2006, the Company entered into an employment agreement with Darryn Barber pursuant to which he serves as the Company's Chief Financial Officer and Chief Operating Officer. The agreement is for a term of 2 years commencing as of November 22, 2005 and terminating on November 21, 2007. Mr. Barber received a base salary of $212,000 in the first year of his appointment, and will receive a base salary of $232,000 during the second year of his contract. In addition to his base salary, Mr. Barber will receive an annual bonus of not less than $25,000 and no more than $100,000 based on objectives determined by our Board of Directors. On July 7, 2006, in accordance with his employment agreement, Mr. Barber was granted a stock option to purchase 300,000 shares of the Company's common stock at an exercise price of $1.25 per share. One-third of the options vest in monthly installments of 25,000 beginning August 7, 2006 and the balance vested immediately. In the event Mr. Barber is terminated without cause, the Company shall continue to pay Mr. Barber's then current base salary for the remaining term of the agreement, without regard to any employment of Mr. Barber by a third party. On November 8, 2006, the Company and Darryn Barber entered into an amendment to his employment agreement with the Company. Pursuant to the amendment, Mr. Barber resigned from his position as Chief Operating Officer of the Company, effective November 8, 2006. Mr. Barber will continue to serve the Company as its Chief Financial Officer. The amendment also extends the exercise period of Mr. Barber's option to purchase 300,000 shares of the Company's common stock to a period of one year following termination of Mr. Barber's service with the Company for any reason other than for cause (as defined in the employment agreement). Previously, Mr. Barber's option was to remain exercisable for a period of at least six months following termination of his service with the Company for any reason other than for cause. Mr. Barber's annual bonus amounted to $40,000 for the year ended December 31, 2006.

THOMAS NIELDS

         On November 8, 2006, Thomas Nields was appointed Chief Operating Officer of the Company, effective immediately. Pursuant to an oral agreement between the Company and Mr. Nields, Mr. Nields will be paid an annual salary of $250,000, and a discretionary bonus to be determined annually by the Company's Board of Directors or Compensation Committee.

NOTE 16 - CONSULTING AGREEMENTS

         On February 1, 2007, the Company entered into a consulting agreement with Akari Enterprises, LLC ("Akari Enterprises"), a consulting firm formed and controlled by Andreas Kurz, which specializes in international expansion, licensing, retailing and branding for apparel companies. Akari Enterprises will be responsible for negotiating exclusive distribution agreements with distributors outside of the United States and will manage People's Liberation and William Rast's current international distribution relationships. Prior to forming Akari Enterprises, Mr. Kurz held several senior positions at various manufacturers, including Seven for All Mankind, Diesel USA and Hugo Boss. The consulting agreement provides for commissions to be paid to Akari Enterprises based on a defined formula related to net international sales and terminates on December 31, 2009.

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

NOTE 17 - LEASES

         The Company leases its office and warehouse space under a lease agreement commencing in October 2005 and expiring in December 2008. The Company has two showrooms located in Los Angeles and New York City. The New York City showroom lease commenced in May 2006 and expires in April 2009. The Los Angeles showroom is rented on a month-to-month basis under a consulting arrangement with one of the Company's salesmen. The Company accounts for its leases in accordance with SFAS No. 13, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to operations on a straight line basis over the related lease term. Total rent expense for the years ended December 31, 2006 and 2005 amounted to $317,500 and $85,250, respectively.

         Future annual minimum payments due under the office and warehouse and showroom leases are summarized as follows:


         YEARS ENDING DECEMBER 31,
         2007 ........................................         $351,738
         2008 ........................................          350,563
         2009 ........................................           23,176
                                                               --------
                                                               $725,477
                                                               ========

NOTE 18 - GEOGRAPHIC INFORMATION

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

         The Company distributes its products internationally and has reporting requirements based on geographic regions. All of the Company's long-lived assets are located in the United States. Sales are attributed to countries based on customer delivery locations, as follows:

                                                      Year Ended December 31,
                                                --------------------------------
                                                    2006                 2005
                                                -----------          -----------
Net Sales:
     United States ...................          $13,625,996          $ 5,513,100
     Japan ...........................            1,072,979              248,291
     Canada ..........................              738,880               21,871
      Mexico .........................              227,304                 --
      Germany ........................              183,302                 --
     United Kingdom ..................                 --                 12,219
     Other ...........................              111,305                7,586
                                                -----------          -----------
                                                $15,959,766          $ 5,803,067
                                                ===========          ===========

NOTE 19 - CUSTOMER CONCENTRATION

         During the year ended December 31, 2006, two customers comprised greater than 10% of the Company's sales. Sales to these customers amounted to 27.9% and 10.6% of net sales for the year ended December 31, 2006. During the year ended December 31, 2005, two customers comprised greater than 10% of the Company's sales. Sales to these customers amounted to 16.4% and 15.3% of net sales for the year ended December 31, 2005. At December 31, 2006 and 2005, receivables due from these customers are included in due from factor.

NOTE 20 - SUPPLIER CONCENTRATION

         During the year ended December 31, 2006, four suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 11.5%, 12.2%, 13.4% and 15.0% for the year ended December 31, 2006. At December 31, 2006, accounts payable and accrued expenses included an aggregate of approximately $502,000 due to these vendors. During the year ended December 31, 2005, three suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 45.7%, 22.0% and 16.8% for the year ended December 31, 2005. At December 31, 2005, accounts payable and accrued expenses included an aggregate of approximately $1,095,000 due to these vendors.

NOTE 21 - OFF-BALANCE SHEET RISK AND CONTINGENCIES

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. As described in
Note 3, the Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At December 31, 2006, total factor receivables approximated $3,020,000.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable

ITEM 8A. CONTROLS AND PROCEDURES

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the Company's management, including our Chief Executive Officer, Daniel Guez, and Chief Financial Officer, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2006, the end of the period covered by this report. Based upon that evaluation, Messrs. Guez and Barber concluded that our disclosure controls and procedures are effective.

         CHANGES IN CONTROLS AND PROCEDURES

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the name, age and position of each of our executive officers and directors as of March 12, 2007. There are no family relationships between our executive officers and directors.

     NAME                    AGE             POSITION HELD

Daniel Guez                  29              Chief Executive Officer, Secretary
                                                and Director
Darryn Barber                31              Chief Financial Officer
Edward Houston               39              President
Thomas Nields                42              Chief Operating Officer
Dean Oakey                   49              Director
Kevin R. Keating             66              Director

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

         DARRYN BARBER has served as our Chief Financial Officer since November 22, 2005. Prior to joining us, Mr. Barber spent five years as a senior associate at Europlay Capital Advisors, LLC and its affiliates. Mr. Barber has been successful in evaluating, developing, and operating businesses in the entertainment and technology fields. Mr. Barber has been responsible for preparing business models, financial planning, evaluating and valuing businesses, providing corporate and strategic advice and preparing businesses for strategic transactions. Mr. Barber brings over 10 years experience in owning and operating businesses. Prior to Europlay Capital
Advisors, Mr. Barber was Director of Operations of Trademark Cosmetics, a private label cosmetic manufacturing company. Mr. Barber earned an MBA from California State University Northridge and a BA in business economics from the University of California Santa Barbara.

         EDWARD HOUSTON has served as our President since July 20, 2006. Prior to joining us, Mr. Houston was most recently the Chief Operating Officer for Rock & Republic, a premium denim company based in Los Angeles. Prior to his position at Rock & Republic, Mr. Houston was the Chief Operating Officer of C&C California and Dickies Girl, both California based apparel companies, from 2003 through 2005 and held other management positions in the apparel industry from 2000 to 2003. Mr. Houston has also served as a management consultant for Moss Adams, LLP from 1997 to 2000.

         THOMAS NIELDS has served as our Chief Operating Officer since November 8, 2006. Prior to joining us, Mr. Nields held various positions at Tag-It
Pacific, Inc., a full service trim management supplier for manufacturers of fashion apparel, from November 1994 to October 2006. These positions included Director of Global Operations, President of Talon, Inc. (a wholly-owned subsidiary of Tag-it Pacific, Inc.) and Vice President of Production. During his employment with Tag-it, Mr. Nields was responsible for implementing and managing production facilities in eight countries including the U.S., Mexico and Hong Kong.

         DEAN OAKEY has served as a director since November 22, 2005. From June 1997 to present, Mr. Oakey has served as the Managing Director of Corporate Finance and Capital Markets at Sanders Morris Harris, Inc., an investment banking firm. In this capacity, Mr. Oakey has been responsible for business development and management duties, with a focus on the apparel industry.

         KEVIN R. KEATING has served as a director since February 4, 2005, and served as our former President, Secretary and Treasurer from February 4, 2005 to November 22, 2005. Mr. Keating, 67 years old, is the Managing Member of Vero Management, LLC, which provides managerial, administrative, and financial consulting services for micro-cap public companies. For more than 40 years he has been engaged in various aspects of the investment business. Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the investment needs of high net worth individual investors.

         Additionally, Mr. Keating currently serves as Director on the Boards of Catalyst Lighting Group, 99 Cent Stuff, Inc., Blue Holdings, Inc. and Digital FX International, Inc. He is the sole officer and director of Wentworth II, Inc., Wentworth IV, Inc. and Wentworth V, Inc., all of which are publicly-reporting, non-trading blank check companies.

         None of our executive officers or directors has had any bankruptcy petition filed by or against any business of which such officer or director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. None of our executive officers or directors have been convicted in a criminal proceeding or are subject to a pending criminal proceeding, excluding traffic violations or similar misdemeanors, nor have they been a party to any judicial or administrative proceeding during the past five years, except for matters that were dismissed without sanction or settlement, that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all
Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2006, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except for the following: one Statement of Changes in Beneficial Ownership on Form 4, reporting two separate transactions, was filed late by Colin Dyne.

CODE OF ETHICS

         We have adopted a Code of Ethics applicable to all of our Board members and to all of our employees, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics constitutes a "code of ethics" as defined by applicable SEC rules and a "code of conduct" as defined by applicable NASDAQ rules. The Code of Ethics is being publicly filed with the SEC as an exhibit to our current Annual Report on Form 10-KSB for the fiscal year 2006. Our code of ethics is posted on our Internet website located at www.peopleslib.com in the section titled "Investor Relations." You may also request a copy of the Code of Ethics by writing or calling us at:

         People's Liberation, Inc.
         Attn:  Investor Relations
         150 West Jefferson Boulevard
         Los Angeles, CA 90007
         (213) 745-2123

         Any waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed in a report on Form 8-K filed with the SEC.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning all compensation paid to our Chief Executive Officer, Chief Financial Officer and President (our "Named Executive Officers") for services rendered during our fiscal year ended December 31, 2006.

                                                                                          All Other
   Name and Principal                                                  Option Awards     Compensation
        Position               Year          Salary          Bonus          (1)               (5)             Total
-------------------------- -------------- -------------- ------------- --------------- ----------------- -------------
Daniel Guez                    2006         $300,000       $175,000        $      0        $ 22,182          $497,182
Chief Executive
Officer(2)
-------------------------- -------------- -------------- ------------- --------------- ----------------- -------------
Darryn Barber                  2006         $203,278       $ 40,000        $ 87,771        $      0          $331,049
Chief Financial
Officer(3)
-------------------------- -------------- -------------- ------------- --------------- ----------------- -------------
Edward Houston                 2006         $131,591       $ 25,000        $103,239        $  8,000          $267,830
President(4)
-------------------------- -------------- -------------- ------------- --------------- ----------------- -------------

(1) Assumptions relating to the estimated fair value of stock options granted to Darryn Barber, which we are accounting for in accordance with SFAS 123(R) are as follows: risk-free interest rate of 5.1%; expected dividend yield 0%; expected option life of 5.1 years; and volatility of 60.3%. Assumptions relating to the estimated fair value of stock options granted to Edward Houston, which we are accounting for in accordance with SFAS 123(R) are as follows: risk-free interest rate of 5.0%; expected dividend yield 0%; expected option life of 6.0 years; and volatility of 60.3%. Please see Note 2 to our financial statements for further discussion of our assumptions relating to the estimated fair value of these stock options.

(2) Mr. Guez became our President and Chief Executive Officer on November 22, 2005 in connection with the consummation of an exchange transaction and our reverse mergers of Versatile Entertainment, Inc., a California corporation, and Bella Rose, LLC, a California limited liability company. Mr. Guez is subject to an employment agreement the terms of which are described hereafter.

(3)  Mr. Barber  became our Chief  Financial  Officer on November 22, 2005.  Mr.
     Barber is subject to an employment agreement the terms of which are described hereafter. Mr. Barber was granted an option to purchase 300,000 shares of our common stock at a per share price of $1.25, which option terminates on July 7, 2016 and is now fully vested. Mr. Barber is subject to an employment agreement the terms of which are described hereafter.

(4) Mr. Houston was named our President effective July 20, 2006. Mr. Houston is subject to an employment agreement the terms of which are described hereafter. Mr. Houston was granted an option to purchase 1,000,000 shares of our common stock at a per share price of $1.25, which option terminates on July 31, 2016. These options vest and become exercisable in quarterly installments of 83,333 shares each (other than in the last quarter, in which 83,337 shares shall vest), with the first installment vesting on October 1, 2006, and on the first day of each fiscal quarter thereafter.

(5) Other compensation indicated in the above table consists of car expenses and allowances.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

         We compensate our executive officers through a combination of a base salary, a cash bonus, and options to purchase shares of our common stock. In addition, we provide other perquisites to some of our executive officers, which primarily consist of car expenses and allowances. The bonuses paid to our executive officers in 2006 were determined by our Board of Directors, and were based on the performance of the executive officer and the company. We do not have a formal plan for determining the compensation of our executive officers. Instead, each executive officer negotiates their respective employment agreement with us.

         All agreements with our named executive officers that provide for payments to such named executive officers at, following or in connection with the resignation, retirement or other termination of such named executive officers, or a change in control of our company or a change in the responsibilities of such named executive officers following a change in control are set forth in the following description of their respective employment agreements.

         DANIEL GUEZ

         On January 12, 2007, we entered into an Employment Agreement with Daniel Guez, pursuant to which he will serve as our Chief Executive Officer and/or Creative Director, and Chairman of the Board of Directors. The agreement is for an initial term of three years and is automatically extended for additional one year terms unless we or Mr. Guez elect not to extend the term of the agreement. Under the agreement, Mr. Guez will receive the following compensation:

         o        Base  salary  of  $400,000   per  annum,   subject  to  upward
                  adjustment;

         o Annual performance bonus in the amount equal to the sum of (i) ten percent (10%) of the first three million dollars ($3,000,000) of the Company's consolidated EBITDA for such fiscal year, and (ii) five percent (5%) of the amount of the Company's consolidated EBITDA, if any, in excess of three million dollars ($3,000,000) for such fiscal year; and

         o        Automobile and related expense allowance of $2,300 per month.

         If during the employment period, (a) we terminate Mr. Guez's employment without cause or if Mr. Guez terminates his employment for good reason, or (b) if (i) we fail to extend the period of the employment period as provided above, and (ii) at any time within six months following expiration of the employment period, we terminate Mr. Guez's employment without cause or Mr. Guez terminates his employment for good reason or without good reason, Mr. Guez will be paid severance in an amount equal to one and one-half times the sum of Mr. Guez's base salary in effect on the date of termination plus the average annual bonus received by Mr. Guez for the two complete fiscal years immediately prior to the termination date, and all of his outstanding stock options, restricted stock and other equity awards will accelerate and become fully vested on the date of termination. If Mr. Guez's employment is terminated by reason of his death or disability during the employment period, Mr. Guez, his estate or beneficiaries, as applicable, will be entitled to be paid a lump sum payment of one-hundred percent (100%) of Mr. Guez's then current annual base salary, and all outstanding stock options, restricted stock and other equity awards granted to Mr. Guez will accelerate and become fully vested on the date of termination. In addition, for a period of 18 months following the date of termination, we will continue to provide Mr. Guez and his eligible family members with group health insurance coverage.

         EDWARD HOUSTON

         On July 13, 2006, we entered into an Employment Agreement with Edward Houston pursuant to which he serves as the Company's President effective July 20, 2006. Mr. Houston is employed on an "at will" basis and will receive an annual salary of $300,000, which is subject to adjustment pursuant to our employee compensation policies in effect from time to time. In addition to his base salary, commencing with fiscal year 2006 and for each fiscal year thereafter during which Mr. Houston is performing services for us, we will maintain a Management Incentive Program pursuant to which we will set aside during each fiscal year for payment to Mr. Houston an amount equal to three percent (3%) of our earnings before interest and taxes for such fiscal year. Mr. Houston was also granted a non-qualified stock option to purchase up to 1,000,000 shares of our common stock at an exercise price of $1.25. In the event Mr. Houston is terminated without cause prior to the third anniversary of the commencement of his employment with us, we shall pay to Mr. Houston the equivalent of six months of his base salary, or if lesser, the base salary Mr. Houston would have earned had he remained employed with us through such third anniversary of commencement of his employment at his then applicable rate of pay.

         DARRYN BARBER

         On January 3, 2006, we entered into an Employment Agreement with Darryn Barber pursuant to which he serves our Chief Financial Officer and Chief Operating Officer. The agreement is for a term of 2 years commencing as of November 22, 2005 and terminating on November 21, 2007. Mr. Barber received a base salary of $212,000 through the first anniversary of his appointment, and currently receives $232,000 through the second year of his contract. In addition to his base salary, Mr. Barber will receive an annual bonus of not less than $25,000 and no more than $100,000 based on objectives determined by our Board of Directors. On July 7, 2006, in accordance with the Employment Agreement, Mr. Barber was granted a stock option to purchase 300,000 shares of our common stock at an exercise price of $1.25 per share. One-third of the options vest in monthly installments of 25,000 beginning August 7, 2006 and the balance vested immediately. In the event Mr. Barber is terminated without cause, we will continue to pay Mr. Barber's then current base salary for the remaining term of the agreement, without regard to any employment of Mr. Barber by a third party. On November 8, 2006, we entered into an amendment to Mr. Barber's employment agreement. Pursuant to the amendment, Mr. Barber resigned from his position as Chief Operating Officer, effective November 8, 2006. Mr. Barber will continue to serve as our Chief Financial Officer. The amendment also extends the exercise period of Mr. Barber's option to purchase 300,000 shares of our common stock to a period of one year following termination of Mr. Barber's service for any reason other than for cause (as defined in the employment agreement). Previously, Mr. Barber's option was to remain exercisable for a period of at least six months following termination of his service with us for any reason other than for cause. Mr. Barber's annual bonus amounted to $40,000 for the year ended December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

     The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2006. None of the named executive officers exercised options during the fiscal year ended December 31, 2006.

                                 Number of Securities Underlying
                                     Unexercised Options (#)
-------------------------- -------------------------------------------- ---------------------- ----------------------
          Name                 Exercisable           Unexercisable         Option Exercise       Option Expiration
                                                                              Price ($)                Date
-------------------------- --------------------- ---------------------- ---------------------- ----------------------
Daniel Guez                         --                    --                     --                     --

-------------------------- --------------------- ---------------------- ---------------------- ----------------------
Darryn Barber (1)              300,000((1))               --                    $1.25              July 7, 2016

-------------------------- --------------------- ---------------------- ---------------------- ----------------------
Edward Houston (2)             83,333((2))           916,667((2))               $1.25              July 31, 2016

-------------------------- --------------------- ---------------------- ---------------------- ----------------------

         (1) On July 7, 2006, Mr. Barber was granted an option to purchase 300,000 shares of our common stock at a per share exercise price of $1.25. As of December 31, 2006, this option was fully vested.

         (2) On July 31, 2006, Mr. Houston was granted an option to purchase 1,000,000 shares of our common stock at a per share exercise price of $1.25. This option vests in twelve equal quarterly installments beginning October 2006 through July 2009. This option terminates on July 31, 2016.

DIRECTOR COMPENSATION AND INDEPENDENCE

         The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2006.

------------------------- ----------------------- ----------------------- --------------------- ----------------------
                            Fees Earned or Paid                                 All Other
          Name                   in Cash             Option Awards (3)        Compensation              Total
------------------------- ----------------------- ----------------------- --------------------- ----------------------
Dean Oakey (1)                   $10,000                 $14,724                   --                  $24,724

------------------------- ----------------------- ----------------------- --------------------- ----------------------
Kevin Keating (2)                $10,000                 $14,724                   --                  $24,724

------------------------- ----------------------- ----------------------- --------------------- ----------------------

(1) On June 22, 2006, Mr. Oakey was granted an option to purchase 36,000 shares of our common stock at a per share exercise price of $1.25. This option vested 18,000 shares on the date of grant and 1,500 shares monthly thereafter through July 2007. This option terminates on June 22, 2016. Mr. Oakey did not exercise any of his option awards during the fiscal year ended December 31, 2006.

(2) On June 22, 2006, Mr. Keating was granted an option to purchase 36,000 shares of our common stock at a per share exercise price of $1.25. This option vested 18,000 shares on the date of grant and 1,500 shares monthly thereafter through July 2007. This option terminates on June 22, 2016. Mr. Keating did not exercise any of his option awards during the fiscal year ended December 31, 2006.

(3) Assumptions relating to the estimated fair value of these stock options, which we are accounting for in accordance with SFAS 123(R) are as follows: risk-free interest rate of 5.2%; expected dividend yield 0%; expected option life of 5.3 years; and volatility of 60.3%. Please see Note 2 to our financial statements for further discussion of our assumptions relating to the estimated fair value of these stock options.

         We currently pay non-employee directors an annual fee of $10,000. Non-employee directors, Mr. Keating and Mr. Oakey, also received 36,000 options each to purchase shares of our common stock in June 2006 and $10,000 each in payment for service on the Board of directors from July 2006 through June 2007. Our directors are also reimbursed for travel expenses associated with attendance at Board meetings. There were no reimbursements for travel expenses for the fiscal year ended December 31, 2006.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table presents information regarding the beneficial ownership of our common stock as of March 9, 2007 by:

         o each of the named executive officers listed in the summary compensation table;

         o        each of our directors;

         o        all of our directors and executive officers as a group; and

         o each shareholder known to us to be the beneficial owner of more than 5% of our common stock.

         Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options from the Company that are currently exercisable or exercisable within 60 days of March 9, 2007 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

         The information presented in this table is based on 34,942,563 shares of our common stock outstanding on March 9, 2007. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o People's Liberation, Inc., 150 West Jefferson Boulevard, Los Angeles, CA 90007.

                                                         NUMBER OF    PERCENTAGE
                                                          SHARES          OF
                                                       BENEFICIALLY     SHARES
NAME OF BENEFICIAL OWNER                                   OWNED     OUTSTANDING
-----------------------------------------------------   ----------    ----------

EXECUTIVE OFFICERS AND DIRECTORS:
Daniel S. Guez (1) ..................................   14,198,387         40.6%
   Director, Chief Executive Officer and
   Secretary
Darryn Barber (2) ...................................      425,060          1.2%
   Chief Financial Officer
Edward Houston (3) ..................................      249,999            *
   President
Dean Oakey (4) ......................................      699,883          2.0%
   Director
Kevin R. Keating (5) ................................       85,555            *
   Director
Named Directors and officers as a group
   (5 persons) (6) ..................................   15,658,884         43.7%

5% SHAREHOLDERS:
Colin Dyne ..........................................    7,731,560         22.1%
Microcapital Fund LP and Microcapital
   Fund Ltd (7) .....................................    2,800,000          7.9%


----------
*    Less than 1%

(1) Consists of 13,098,387 shares of common stock beneficially held by Mr. Guez and 1,100,000 shares of common stock held by Daniel S. Guez as Custodian for Isabella Guez UTMA of CA.

(2) Consists of 125,060 shares of common stock and 300,000 options to purchase common stock .

(3)  Consists of 249,999 options to purchase common stock.

(4) Consists of 389,883 shares of common stock, warrants to purchase 278,500 shares of common stock and options to purchase 31,500 shares of common stock.

(5) Consists of 54,055 shares of common stock and options to purchase 31,500 shares of common stock. Kevin R. Keating, a director of the company, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of KRM Fund, a selling shareholder. KRM also has the right to nominate a director of the company. Keating
     Investments, LLC is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin R. Keating is not affiliated with and has no equity interest in Keating Investments, LLC, KRM Fund or Keating Securities, LLC and disclaims any beneficial interest in the shares of our common stock owned by KRM Fund. Similarly, Keating Investments, LLC, KRM Fund and Keating Securities, LLC disclaim any beneficial interest in the shares of our common stock currently owned by Kevin R. Keating. Mr. Keating's address is 936A Beachland Boulevard, Suite 13 Vero Beach, Florida 32963.

(6) Consists of 14,767,385 shares of common stock, warrants to purchase 278,500 shares of common stock and options to purchase 612,999 shares of common stock.

(7) Consists of 1,333,600 shares of common stock owned by Microcapital Fund LP and 666,400 shares of common stock owned by Microcapital Fund Ltd. The address of Microcapital Fund LP and Microcapital Fund Ltd is 201 Post Street, San Francisco, California 94108.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2006.

                              --------------------------    --------------------------    ----------------------------
                               NUMBER OF SECURITIES TO          WEIGHTED-AVERAGE              NUMBER OF SECURITIES
                               BE ISSUED UPON EXERCISE          EXERCISE PRICE OF            REMAINING AVAILABLE FOR
                               OF OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,        FUTURE ISSUANCE UNDER EQUITY
                                 WARRANTS AND RIGHTS           WARRANTS AND RIGHTS             COMPENSATION PLANS
--------------------------    --------------------------    --------------------------    ----------------------------
Equity compensation
plans approved by
security holders..........            1,878,000                       $1.25                         1,622,000
Equity compensation
plans not approved by
security holders..........              625,000                       $1.25                            --
Total.....................            2,503,000                       $1.25                         1,622,000
--------------------------    --------------------------    --------------------------    ----------------------------

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

ITEM 12. CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND   DIRECTOR
         INDEPENDENCE

         Other than the employment arrangements described above in "Executive Compensation" and the transactions described below, since January 1, 2005, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

         o in which the amount involved exceeds the lessor of $120,000 or 1% of the average of our assets at year-end for the last three completed fiscal years; and

         o in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

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

     In addition, please see the section below entitled "Promoters and Control Persons."

TRANSACTIONS WITH 5% SHAREHOLDERS

         During 2004, Tag-It Pacific, Inc. loaned an aggregate of $293,989 to Versatile Entertainment, Inc., which loan was unsecured, and due on demand. On May 16, 2005, the then outstanding balance of $300,000 due to Tag-It Pacific, Inc. was repaid with borrowings from an unrelated entity. On May 16, 2005, Colin Dyne, CEO of Tag-It Pacific, Inc., assumed Versatile's obligation to the unrelated entity in exchange for the issuance of 45 shares of Versatile's common stock. After giving 9.546 shares of his Versatile common stock to various parties, the remaining 35.454 shares of common stock held by Mr. Dyne were exchanged for 775,294.3 shares of our series A convertible preferred stock on November 22, 2005, the closing of the exchange transaction with Versatile Entertainment and Bella Rose. The Company paid $259,000 and $10,000 in consulting fees to this stockholder during the years ended December 31, 2006 and 2005.

         During the years ended December 31, 2006 and 2005, we purchased trim products from Tag-It Pacific, Inc., a related entity, amounting to approximately $152,000 and $75,000, respectively.

PROMOTERS AND CONTROL PERSONS

         On December 15, 2004, Keating Reverse Merger Fund, LLC, a Delaware limited liability company, David L. Hadley (our former chief executive officer) and Natural Technologies, Inc., an Arizona corporation entered into a purchase agreement pursuant to which certain shareholders of the company sold 5,625,287 shares (on a pre-reverse stock split basis) of the common stock of the company, representing approximately 70.99% of the outstanding shares of common stock of the company, to Keating Reverse Merger Fund, LLC, for an aggregate purchase price of $375,000.

         On January 31, 2005, we entered into an Assumption Agreement with Global Medical Technologies, Inc., Natural Technologies, Inc. and Mr. Hadley pursuant to which we contributed all of the shares of common stock of our inactive subsidiaries, Century Pacific Financial Corp. and Century Pacific Investment Management Corporation, to Global Medical Technologies, Inc. Global Medical Technologies, Inc. agreed to assume all of our liabilities and to indemnify us for any loss we incur with respect to such assumed liabilities. Global Medical, Natural Technologies, and Mr. Hadley also released us from all obligations and claims. In February 2005, we distributed all of the outstanding shares of common stock of Global Medical Technologies, Inc. on a pro rata basis to our stockholders. Following the distribution, Global Medical Technologies, Inc. continued to operate its medical equipment reconditioning business as an independent company. After this distribution, we existed as a "shell company" under the name of Century Pacific Financial Corporation with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

         On February 16, 2005, we received a non-interest bearing, unsecured demand loan from Keating Reverse Merger Fund in the amount of $50,000 to provide working capital for operating expenses. On June 28, 2005 we issued 5,000,000 restricted common shares (on a pre-reverse stock split basis) in full payment of the $50,000 note payable to Keating Reverse Merger Fund. We granted Keating Reverse Merger Fund piggyback registration rights with respect to these shares.

         On November 22, 2005, we consummated an exchange transaction in which we acquired all of the outstanding ownership interests of Bella Rose, LLC, a California limited liability company ("Bella Rose") and Versatile Entertainment, Inc., a California corporation ("Versatile") from their respective shareholders and members, in exchange for an aggregate of 2,460,106.34 shares of our series A convertible preferred stock which, on January 5, 2006, converted into 26,595,751 shares of our common stock on a post reverse stock split basis. At the closing of the exchange transaction, Versatile and Bella Rose became our wholly-owned subsidiaries. The exchange transaction was accounted for as a reverse merger (recapitalization) with Versatile and Bella Rose deemed to be the accounting acquirers, and People's Liberation, Inc. the legal acquirer.

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

DIRECTOR INDEPENDENCE

         Our board of directors currently consists of three members: Daniel Guez (our Chief Executive Officer), Kevin Keating and Dean Oakey. Each director was elected at a meeting of shareholders and serves until our next annual meeting or until his or her successor is duly elected and qualified.

         We do not have a separately designated audit, compensation or nominating committee of our board of directors and the functions customarily delegated to these committees are performed by our full board of directors. We are not a "listed company" under SEC rules and are therefore not required to have separate committees comprised of independent directors. We have, however, determined that neither Mr. Keating nor Mr. Oakey is "independent" as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market. As we do not maintain an audit committee, we do not have an audit committee "financial expert" within the meaning of Item 401(d) of Regulation S-B.

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

ITEM 13.  EXHIBITS

         The following exhibits are filed herewith:

EXHIBIT
NUMBER                                  EXHIBIT TITLE
-------        -----------------------------------------------------------------

2.1 Exchange Agreement by and among Century Pacific Financial Corporation, Versatile Entertainment, Inc., the stockholders of Versatile, Bella Rose, LLC, and the members of Bella Rose, dated October 28, 2005 (1)*

3.1 Restated Certificate of Century Pacific Corporation filed January 13, 1986. (2)

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

3.6 Certificate of Amendment of Certificate of Incorporation of Century Pacific Financial Corporation filed December 2, 1996. (2)

3.7            Certificate  for  Renewal  and  Revival of Charter  filed May 18,
               2004. (2)

3.8 Certificate of Amendment of Certificate of Incorporation of Century Pacific Financial Corporation dated June 28, 2005. (4)

3.9 Certificate of Amendment of Certificate of Incorporation filed January 5, 2006. (2) 3.10 Bylaws of People's Liberation, Inc.(2)

4.1            2005 People's Liberation, Inc. Option Plan. (2)**

4.2 Certificate of Designations, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Century Pacific Financial Corporation. (3)

10.1 Financial Advisory Agreement dated November 22, 2005, between Century Pacific Financial Corporation and Keating Securities, LLC. (3)

10.2 Lease Agreement entered into by and between Ofer and Eitan Kashanian and Versatile Entertainment, Inc. dated October 11, 2005. (3)

10.3 Factor Agreement entered into on October 14, 2004 by and between Versatile and FTC Commercial Corp. (3)

10.4 Amendment No. 1 To Factoring Agreement between Versatile and FTC Commercial Corp. dated September 30, 2005 (3)

10.5 Factoring Agreement entered into by and between Bella Rose and FTC Commercial Corp. dated October 12, 2005 (3)

10.6 Assignment, Assumption and Novation Agreement by and between Versatile, Colin Dyne, and Venture Group, LLC dated May 16, 2005
               (3)

10.7 Form of Subscription Agreement between the Registrant and the Investors identified therein. (3)

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

10.9 Placement Agent Agreement dated November 23, 2005 between the Registrant and Sanders Morris Harris Inc. (3)

10.10          Form of Common Stock Purchase Warrant. (3)

10.11          Employment  Agreement  of Darryn  Barber  dated  January 3, 2005.
               (2)**

10.12          Amendment to Employment Agreement of Darryn Barber dated November
               8, 2006.**

10.13          Employment Agreement of Edward Houston dated July 13, 2006. (5)**

10.14          Employment Agreement of Daniel Guez dated January 12, 2007. (6)**

10.15 Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, dated as of October 1, 2006. (7)

10.16 Limited Liability Company Operating Agreement of William Rast Licensing, LLC, dated as of October 1, 2006. (7)

10.17          Form of Indemnity Agreement. (2)

10.18 Factoring Agreement entered into on October 1, 2006 by and between William Rast Sourcing, LLC and FTC Commercial Corp.

10.19 Letter Agreement by and between William Rast Sourcing, LLC and FTC Commercial Corp. dated October 1, 2006.

10.20 Letter Agreement by and between Versatile Entertainment, Inc. and FTC Commercial Corp. dated September 1, 2006.

10.21 Amendment No. 1 to Inventory Loan Facility AGreement entered into on October 1, 2006 by and between Versatile Entertainment, Inc. and FTC Commercial Corp.

10.22 Letter Agreement by and between Bella Rose, LLC d/b/a William Rast and FTC Commercial Corp. dated September 1, 2006.

14.1           People's Liberation, Inc. Code of Ethical Conduct. (8)

21.1           Subsidiaries of People's Liberation, Inc.

23.1           Consent of Independent Registered Public Accounting Firm.

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

(1) Incorporated by reference to our Current Report on Form 8-K (dated October 28, 2005) filed November 1, 2005.

(2) Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-130930) filed on January 9, 2006.

(3) Incorporated by reference to our Current Report on Form 8-K (dated November 22, 2005), filed November 25, 2005.

(4)  Incorporated by reference to our Current Report on Form 8-K (dated June 28,
     2005), filed July 1, 2005.

(5)  Incorporated by reference to our Current Report on Form 8-K (dated July 13,
     2006), filed on July 21, 2006.

(6) Incorporated by reference to our Current Report on Form 8-K (dated January 12, 2007), filed on January 17, 2007.

(7) Incorporated by reference to our Current Report on Form 8-K (dated October 1, 2006), filed October 5, 2006.

(8) Incorporated by reference to our Current Report on Form 10-KSB filed March 7, 2006.

* Pursuant to Item 601(b)(2) of Regulation S-B, the schedules to the Exchange Agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.
** Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-KSB,

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Effective November 30, 2005, Grobstein, Horwath & Company, LLP became our principal independent accounting firm. All audit work was performed by the full time employees of Grobstein, Horwath & Company, LLP. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Grobstein, Horwath & Company, LLP. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence, and has approved such services. Prior to November 30, 2005, the principal auditors of the Company were Shelley International, CPA.

     AUDIT FEES

         Fees for audit and review services provided by Grobstein, Horwath & Company, LLP totaled approximately $117,000 during the year ended December 31, 2006, including fees associated with the December 31, 2005 audit, and the reviews of our quarterly financial statements for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006.

         Fees for audit and review services provided by Grobstein, Horwath & Company, LLP totaled approximately $74,000 during the year ended December 31, 2005, including fees associated with the December 31, 2004 and 2003 audits, and the review of our nine-month period ended September 30, 2005.

         Fees for audit services provided by Shelley International, CPA totaled approximately $12,000 for the fiscal year ended September 30, 2005.

     AUDIT-RELATED FEES

         There were no audit-related services provided for the years ended December 31, 2006 and 2005.

     TAX FEES

         Fees for tax services provided by Grobstein, Horwath & Company, LLP during the year ended December 31, 2006 amounted to approximately $29,000. Tax services provided during the year ended December 31, 2006 primarily consisted of the preparation of the Federal and State tax returns for the Company and its subsidiaries and other tax compliance services.

         There were no material tax services provided for the years ended December 31, 2005 and 2004.

     ALL OTHER FEES

         No other fees were incurred during the years ended December 31, 2006 and 2005 for services provided by Grobstein, Horwath & Company, LLP or Shelley International, CPA, except as described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PEOPLE'S LIBERATION, INC.


Date: March 15, 2007                 /s/ Darryn Barber
                                     -------------------------------------------
                                     By:   Darryn Barber
                                     Its:  Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

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

          NAME                             TITLE                       DATE
          ----                             -----                       ----

/s/ Daniel Guez                Chief Executive Officer,           March 15, 2007
--------------------------         Secretary, and Director
      Daniel Guez                  (Principal Executive
                                   Officer)

/s/ Darryn Barber              Chief Financial Officer            March 15, 2007
--------------------------         (Principal Financial
     Darryn Barber                 and Accounting Officer)

/s/ Kevin Keating              Director                           March 15, 2007
--------------------------
     Kevin Keating

/s/ Dean Oakey                 Director                           March 15, 2007
--------------------------
      Dean Oakey