Form 10QSB
period 2007-03-31
PEOPLES LIBERATION INC
filed 2007-05-15
CIK 791770

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

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

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).               Yes [ ]     No [X]

         As of May 14, 2007, the issuer had 34,942,563 shares of common stock, par value $.001 per share, issued and outstanding.

         Transitional Small Business Disclosure Format:   Yes [ ]     No [X]

================================================================================

                            PEOPLE'S LIBERATION, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE
                                                                            ----

PART I      FINANCIAL INFORMATION..............................................3

Item 1.     Financial Statements...............................................3

            Consolidated Balance Sheets as of March 31, 2007 (unaudited)
            and December 31, 2006..............................................3

            Consolidated Statements of Operations (unaudited) for the
            three months ended March 31, 2007 and March 31, 2006...............4

            Consolidated Statements of Cash Flows (unaudited) for the
            three months ended March 31, 2007 and March 31, 2006...............5

            Notes to Consolidated Financial Statements (unaudited).............6

Item 2.     Management's Discussion and Analysis or Plan of Operation.........16

Item 3.     Controls and Procedures...........................................33

PART II     OTHER INFORMATION.................................................34

Item 5.     Other Information.................................................34

Item 6.     Exhibits..........................................................34

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            PEOPLE'S LIBERATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               March 31,     December 31,
                                                                  2007           2006
                                                              -----------    -----------
                                                              (unaudited)
                         Assets
Current Assets:
   Cash and cash equivalents ..............................   $   218,862    $    62,389
   Due from factor ........................................     1,364,307      2,772,773
   Accounts receivable, net allowance for doubtful accounts       757,129      1,017,884
   Inventories ............................................     2,849,659      2,846,181
   Refundable income taxes ................................        16,500         16,500
   Prepaid expenses and other current assets ..............        49,326        140,486
   Deferred tax asset .....................................        52,000         52,000
                                                              -----------    -----------
     Total current assets .................................     5,307,783      6,908,213

Property and equipment, net of accumulated depreciation
   and amortization .......................................       650,779        577,331
Trademarks, net of accumulated amortization ...............       270,007        227,748
Intangible asset ..........................................       428,572        428,572
Other assets ..............................................        64,970         64,970
                                                              -----------    -----------
     Total Assets .........................................   $ 6,722,111    $ 8,206,834
                                                              ===========    ===========

           Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses ..................   $ 1,768,417    $ 2,297,895
   Income taxes payable ...................................         6,400          3,200
                                                              -----------    -----------
     Total current liabilities ............................     1,774,817      2,301,095

Deferred tax liabilities ..................................        61,000         61,000
                                                              -----------    -----------
     Total Liabilities ....................................     1,835,817      2,362,095

Stockholders' Equity:
   Common stock, $.001 per value; 150,000,000 shares
     authorized; 34,942,563 shares issued and outstanding .        34,942         34,942
   Additional paid-in capital .............................     6,994,480      6,930,194
   Accumulated deficit ....................................    (2,143,128)    (1,120,397)
                                                              -----------    -----------
     Total Stockholders' Equity ...........................     4,886,294      5,844,739
                                                              -----------    -----------
     Total Liabilities and Stockholders' Equity ...........   $ 6,722,111    $ 8,206,834
                                                              ===========    ===========

                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        2007           2006
                                                     -----------    -----------
Net sales ........................................   $ 3,816,718    $ 3,146,617
Cost of goods sold ...............................     2,117,818      1,830,883
                                                     -----------    -----------
 Gross profit ....................................     1,698,900      1,315,734
                                                     -----------    -----------

Selling expenses .................................       887,772        431,702
Design and production ............................       521,730        484,822
General and administrative .......................     1,295,022        693,444
                                                     -----------    -----------

 Total operating expenses ........................     2,704,524      1,609,968
                                                     -----------    -----------

Loss from operations .............................    (1,005,624)      (294,234)

Interest expense (income), net ...................        11,640         (3,296)
Other expense ....................................         2,267           --
                                                     -----------    -----------
 Total other expense (income) ....................        13,907         (3,296)
                                                     -----------    -----------

Loss before income taxes .........................    (1,019,531)      (290,938)
Provision for income taxes .......................         3,200          1,600
                                                     -----------    -----------

Net loss .........................................   $(1,022,731)   $  (292,538)
                                                     ===========    ===========

Basic and diluted weighted average
  loss per common Share (1) ......................   $     (0.03)   $     (0.01)
                                                     ===========    ===========

Basic and diluted weighted average common shares
  outstanding (1) ................................     34,942,56      32,546,37
                                                     ===========    ===========

(1) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2006, which became effective on January 5, 2006.

                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                      2007            2006
                                                                                   -----------    -----------
Cash flows from operating activities:
  Net loss .....................................................................   $(1,022,731)   $  (292,538)
    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
     Depreciation and amortization .............................................        38,269         14,347
     Allowance for doubtful accounts ...........................................       133,000         17,000
     Stock based compensation ..................................................        64,286           --
     Changes in operating assets and liabilities:
       Receivables .............................................................     1,536,221     (1,037,709)
       Inventories .............................................................        (3,478)      (166,871)
       Prepaid expenses and other current assets ...............................        91,160        181,939
       Other assets ............................................................          --          (10,536)
       Accounts payable and accrued expenses ...................................      (529,482)       252,343
       Income taxes payable ....................................................         3,200        (25,800)
                                                                                   -----------    -----------
         Net cash flows provided by (used in) operating activities .............       310,445     (1,067,825)
                                                                                   -----------    -----------

Cash flows from investing activities:
  Acquisition of trademarks ....................................................       (46,338)       (73,777)
  Acquisition of property and equipment ........................................      (107,634)      (163,206)
                                                                                   -----------    -----------
     Net cash flows used in investing activities ...............................      (153,972)      (236,983)
                                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents ...........................       156,473     (1,304,808)
Cash and cash equivalents, beginning of period .................................        62,389      4,528,276
                                                                                   -----------    -----------
Cash and cash equivalents, end of period .......................................   $   218,862    $ 3,223,468
                                                                                   ===========    ===========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
  Interest paid ................................................................   $    11,640    $     1,837
  Income taxes paid ............................................................          --           27,400
   Non-cash financing transactions:
       Conversion of convertible preferred stock and reverse stock split:
         Common stock ..........................................................          --           32,846
         Additional paid-in capital ............................................          --        6,639,892
         Preferred stock Series A ..............................................          --       (6,672,738)

                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       PRESENTATION OF INTERIM INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of the management of People's Liberation, Inc. and subsidiaries are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2006.

2.       ORGANIZATION

         People's Liberation, Inc. (the "Company") is the parent holding company of Versatile Entertainment, Inc. ("Versatile"), a California corporation, and Bella Rose, LLC ("Bella Rose"), a California limited liability company, both of which were consolidated on November 22, 2005 and became wholly-owned subsidiaries of the Company on the effective date of the Company's exchange transaction. William Rast Sourcing, LLC ("William Rast Sourcing") and William Rast Licensing, LLC ("William Rast Licensing"), both California limited liability companies are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC ("WRE"), an entity owned in part by Justin Timberlake.

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

         Bella Rose was  organized as a  California  limited  liability  company under the laws of the State of California on May 13, 2005..........

         William Rast Sourcing and William Rast Licensing were organized as California limited liability companies under the laws of the State of California on October 1, 2006.

         Beginning October 1, 2006, William Rast Sourcing and William Rast Licensing are consolidated under Bella Rose, a wholly-owned subsidiary of the Company. William Rast Sourcing and William Rast Licensing are owned 50% by Bella Rose and 50% by WRE. Until WRE has a basis in the capital of William Rast Sourcing and William Rast Licensing, losses will not be allocated to WRE.
Instead, all losses will be recognized by Bella Rose in consolidation. Subsequently, if profits are generated by William Rast Sourcing and William Rast Licensing, then profits will not be allocated to WRE until previously unrecognized minority losses are fully recouped by Bella Rose. Profit allocations to WRE will be accounted for as a minority interest in the consolidated financial statements of the Company.

         Bella Rose was formed in May 2005 prior to the exchange transaction on November 22, 2005. From the period of Bella Rose's inception and throughout 2005, Bella Rose and Versatile had common ownership and control. The consolidated financial statements reflect the capital structure of People's Liberation, Inc., the parent holding company, after giving effect to the exchange transaction. The capital structure in the historical combined financial statements of Versatile and Bella Rose prior to the exchange transaction are different as they do not affect reverse merger accounting.

3.       EARNINGS PER SHARE

         The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. Warrants representing 3,125,000 shares of common stock at exercise prices ranging from $1.25 to $2.00 per share and stock options representing 1,833,000 shares of common stock at an exercise price of $1.25 per share were outstanding as of March 31, 2007 and 2006, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive. For the three months ended March 31, 2007 and 2006, there were no stock based compensation grants.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                 LOSS           SHARES (1)      PER SHARE
THREE MONTHS ENDED MARCH 31, 2007             (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                             -------------    -------------   -------------
Basic loss per share:
Loss available to common stockholders ....   $  (1,022,731)      34,942,563   $       (0.03)

Effect of Dilutive Securities:
Options ..................................            --               --              --
Warrants .................................            --               --              --
                                             -------------    -------------   -------------
Loss available to common stockholders ....   $  (1,022,731)      34,942,563   $       (0.03)
                                             =============    =============   =============


THREE MONTHS ENDED MARCH 31, 2006
Basic loss per share:
Loss available to common stockholders ....   $    (292,538)      32,546,370   $       (0.01)

Effect of Dilutive Securities:
Options ..................................            --               --              --
Warrants .................................            --               --              --
                                             -------------    -------------   -------------
Loss available to common stockholders ....   $    (292,538)      32,546,370   $       (0.01)
                                             =============    =============   =============

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

         During the three months ended March 31, 2007 and 2006, the Company did not grant any options and no options or warrants were exercised. During the year ended December 31, 2006, the Company granted 2,052,000 options to employees, officers, directors and outside consultants at an exercise price of $1.25 per share. Options to purchase approximately 539,000 shares were exercisable as of March 31, 2007. Total stock based compensation expense for the three months ended March 31, 2007 was

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

approximately $64,000. The compensation expense recognized during the three months ended March 31, 2007 did not change basic and diluted loss per share reported in our Statements of Operations. Total fair value of options granted to employees, officers, directors and outside consultants during the year ended December 31, 2006 was approximately $1,052,000. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the "safe harbor" provisions provided in SAB 107. The following is a summary of the weighted-average assumptions we used as inputs to the Black-Scholes pricing model for options granted during the year ended December 31, 2006:

Dividend yield .............................................             --
Risk-free interest rate ....................................             5.2%
Expected volatility ........................................            60.3%
Expected life of options - weighted average ................          5.9 years

         The fair value of options granted to outside consultants will be adjusted until the options vest or there is a substantial performance commitment as provided by the Emerging Issues Task Force (EITF) 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES (EITF 96-18).

         During the three months ended March 31, 2006, the Company did not grant any options to purchase shares of its common stock, and during that period there were no options that vested.

         For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the quarter ended March 31, 2007, expected forfeitures is immaterial and as such the Company is recognizing forfeitures as they occur.

         Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by EITF 96-18.

         On April 9, 2007, the Company issued 196,000 options to employees at an exercise price of $1.25 per share. Total fair value of options granted to these employees on April 9, 2007 was approximately $65,000. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model. Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the "safe harbor" provisions provided in SAB 107. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted on April 9, 2007 included a dividend yield of zero, a risk-free interest rate of 5.2%, and expected term of
6.25 years and an expected volatility of 60.3%.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       DUE FROM FACTOR

         Due from factor is summarized as follows:

Outstanding receivables:
  Without recourse...............................................   $ 2,022,549
  With recourse .................................................       159,524
                                                                    -----------
                                                                      2,182,073
Advances ........................................................      (520,766)
Open credits ....................................................      (297,000)
                                                                    -----------
                                                                    $ 1,364,307
                                                                    ===========

6.       INVENTORIES

         Inventories are summarized as follows:

Piece goods and trim ............................................   $   673,338
Work in process .................................................        65,820
Finished goods ..................................................     2,110,501
                                                                    -----------
                                                                    $ 2,849,659
                                                                    ===========

7.       STOCKHOLDERS' EQUITY

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

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.       EMPLOYMENT AGREEMENT

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

9.       CONSULTING AGREEMENT

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

10.      SUBSEQUENT EVENT

         In May 2007, the limited liability company operating agreements of William Rast Sourcing, LLC and William Rast Licensing, LLC were amended and restated to reflect changes in distributions and the allocation of profits and losses among the entities members. The amended and restated operating agreements provide for minimum quarterly cash distributions to WRE based on net revenues, as defined

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

in the operating agreements, generated by the companies during the applicable quarter. Effective January 1, 2007, William Rast Sourcing will pay WRE a minimum quarterly distribution of 6% of applicable net sales generated by William Rast Sourcing during the quarterly period, and William Rast Licensing will pay WRE a minimum quarterly distribution of 3% of applicable net sales generated by William Rast Licensing during the quarterly period. Distributions are to be paid 45 days following the applicable quarter.

11.      EMPLOYEE EMBEZZLEMENT

         The Company's management has recently identified a series of illegal acts committed by a former employee that had responsibilities related to the preparation of the Company's financial statements. The Company has performed an investigation of the illegal acts and has determined that approximately $108,000 has been embezzled from the Company beginning April 2006 through March 2007, of which approximately $11,000 occurred in the current quarter ended March 31, 2007. The Company has implemented additional control procedures surrounding the management of its cash accounts in order to mitigate the risk of embezzlement in the future. The Company has also advised legal counsel and its insurance company, and is considering taking legal action against this former employee.

12.      OFF BALANCE SHEET RISK AND CONTINGENCIES

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At March 31, 2007, total factor receivables approximated $2,182,000.

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

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any related liabilities.

13.      NEW ACCOUNTING PRONOUNCEMENTS

         In June 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in financial statements. This interpretation is effective for the Company beginning January 1, 2007. The Company has evaluated the potential impact of adopting this interpretation and has determined that it does not have a material effect on its future results of operations, financial position and cash flows.

         In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140," to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement occurring after the beginning of an entity's fiscal year that begins after September 15, 2006. The Company has evaluated the potential impact of adopting this Statement and has determined that it does not have a material effect on the Company's consolidated financial statements.

         In March 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provision of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective as of the beginning of an entity's fiscal year that begins after September 15, 2006. The Company has evaluated the potential impact of adopting this Statement and has determined that it does not have a material effect on the Company's consolidated financial statements.

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

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employer's Accounting for Pensions" or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (c) measure defined benefit plan assets and obligations as of the date of the employer's statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS 158 are to be applied prospectively upon adoption. For companies with publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer's statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. The Company believes the adoption of this pronouncement will not have any material effect on its financial statements.

         In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, FAIR VALUE Measurements. The Company does not believe that the adoption of SFAS No. 159 will have a material effect on its consolidated financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis or Plan of Operation" and other information contained in such Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF PEOPLE'S LIBERATION, INC. FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND THE THREE MONTHS ENDED MARCH 31, 2006. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

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

         We sell our products through our own sales force based in Los Angeles. Additionally, we operate showrooms in Los Angeles and New York with dedicated commissioned sales staff and in-house salaried sales executives in Los Angeles. We are in the process of setting up an additional showroom and sales staff in Atlanta, Georgia, to service the Southeast. The showroom is anticipated to be fully functional by the beginning of June 2007. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support. We ship products to and invoice our United States customers directly from warehouse facilities located in or around Los Angeles, California. On April 6, 2007, we entered into an agreement with a third-party warehouse to outsource all of our finished good shipping, receiving and warehouse functions.

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

         In May 2007, the limited liability company operating agreements of William Rast Sourcing, LLC and William Rast Licensing, LLC were amended and restated to reflect changes in distributions and the allocation of profits and losses among the entities members. The amended and restated operating agreements provide for minimum quarterly cash distributions to William Rast Enterprises based on net revenues, as defined in the operating agreements, generated by the companies during the applicable quarter. Effective January 1, 2007, William Rast Sourcing will pay William Rast Enterprises a minimum quarterly distribution of 6% of applicable net sales generated by William Rast Sourcing during the quarterly period, and William Rast Licensing will pay William Rast Enterprises a minimum quarterly distribution of 3% of applicable net sales generated by William Rast Licensing during the quarterly period. Distributions are to be paid 45 days following the applicable quarter.

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

         STOCK BASED COMPENSATION. The Company adopted SAS No. 123R using the modified prospective transition method which requires the application of the accounting standards as of January 1, 2006, the first day of the Company's 2006 fiscal year. Stock-based compensation expense is recognized based on awards ultimately expected to vest on a straight-line prorated basis. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the "safe harbor" provisions provided in SAB 107.

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 13 to Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -------------------------
                                                        2007           2006
                                                     ----------     ----------
Net sales ........................................        100.0 %        100.0 %
Cost of goods sold ...............................         55.5           58.2
                                                     ----------     ----------
Gross profit .....................................         44.5           41.8
Selling expenses .................................         23.2           13.7
Design and production expenses ...................         13.7           15.4
General and administrative expenses ..............         33.9           22.0
                                                     ----------     ----------
Operating loss ...................................        (26.3)%         (9.3)%
                                                     ==========     ==========

         COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 AND THREE MONTHS ENDED MARCH 31, 2006

         NET SALES

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       -------------------------      PERCENT
                                          2007           2006          CHANGE
                                       ----------     ----------     ----------
Net Sales ........................     $3,816,718     $3,146,617           21.3%

         The increase in net sales for the three months ended March 31, 2007 was due to the continued growth of our William Rast apparel line. We commenced operations of our William Rast business in May 2005 and began shipping our products in the fourth quarter of 2005. Net sales decreased approximately $613,000 to $3.8 million in the first quarter of 2007 from $4.4 million in the fourth quarter of 2006. This decrease was due primarily to the seasonality of our product mix, decreased sales to our distributor in Japan and increased returns in the first quarter of 2007 related to our Tommy Lee product line. Our Tommy Lee product line has not performed at retail as anticipated and, as a result, we have had lower than anticipated sales volume from this product line as well as higher than anticipated returns. We have discontinued production of the Tommy Lee product line and do not anticipate a significant amount of returns related to this product line in the future.

         GROSS PROFIT

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       -------------------------      PERCENT
                                          2007           2006          CHANGE
                                       ----------     ----------     ----------
Gross Profit .....................     $1,698,900     $1,315,734           29.1%

         Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight and overhead expenses. Overhead expenses primarily consist of warehouse and shipping salaries and expenses. Our gross margin increased to 44.5% for the three months ended March 31, 2007 from 41.8% for the three months ended March 31, 2006. The increase in gross profit as a percentage of net sales was due to economies of scale achieved in the manufacturing process of our products, modified production processes and increased selling prices. Gross profit as a percentage of net sales decreased from 49.5% for the fourth quarter of 2006 to 44.5% for the first quarter of 2007. This decrease resulted from a seasonal change in our product mix during the first quarter of 2007 and off-price sales of inventory related to prior seasons. Our Tommy Lee product line has not performed at retail as well as anticipated. As a result, we sold a portion of the inventory at off-price and recorded markdowns related to Tommy Lee specific trim items. We have discontinued production of the Tommy Lee product line and do not anticipate a significant amount of markdowns related to this product line in the future. In an effort to improve our margins, we will continue to seek out manufacturers, suppliers and other vendors with competitive pricing for quality products and services. We expect margins to decrease slightly or remain flat in the second quarter of 2007. In the second half of 2007, we estimate that margins will be approximately 50%.

         SELLING EXPENSES

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       -------------------------      PERCENT
                                          2007           2006          CHANGE
                                       ----------     ----------     ----------
Selling Expenses .................     $  887,772     $  431,702          105.6%
*  Not meaningful

         Selling expense for the three months ended March 31, 2007 and 2006 primarily related to tradeshow, sales commissions and salaries, promotion and marketing, travel and showroom expenses. As a percentage of net sales, selling expenses increased to 23.2% for the three months ended March 31, 2007 compared to 13.7% for the three months ended March 31, 2006. The increase in selling expense for the three months ended March 31, 2007 is attributable to our increased promotion of our brands, the opening of our New York showroom and the hiring of additional salaried sales staff in Los Angeles and New York. We also participated in additional tradeshows in the first quarter of 2007 that we did not participate in during 2006. Selling expenses increased approximately $89,000 to $888,000 (or 23.2% of net sales) in the first quarter of 2007 from $799,000 (or 18.0% of net sales) in the fourth quarter of 2006. This increase was due primarily to our participation in additional tradeshows in the first quarter of 2007, offset by our William Rast fashion show that took place in the fourth quarter of 2006.

         DESIGN AND PRODUCTION EXPENSES

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       -------------------------      PERCENT
                                          2007           2006          CHANGE
                                       ----------     ----------     ----------
Design and Production Expenses ....    $  521,370     $  484,822            7.5%

         Design and production expenses for the three months ended March 31, 2007 and 2006 primarily related to design salaries and sample costs. As a percentage of net sales, design and production expenses decreased to 13.7% for the three months ended March 31, 2007 compared to 15.4% for the three months ended March 31, 2006, as a result of net sales during the period increasing more rapidly than design and production expenses. Design and production expenses increased during the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 as we increased our design staff and incurred additional sample costs for both our People's Liberation and William Rast apparel lines. Design and production expenses decreased approximately $25,000 to $521,000 in the first quarter of 2007 from $546,000 in the fourth quarter of 2006. This decrease was due in part to a reduction in sample costs as we have decreased the amount of individual clothing items offered in our product lines.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       -------------------------      PERCENT
                                          2007           2006          CHANGE
                                       ----------     ----------     ----------
General and Administrative Expenses .. $1,295,022     $  693,444           86.8%

         General and administrative expenses for the three months ended March 31, 2007 and 2006 primarily related to salaries, professional fees and facility costs. As a percentage of net sales, general and administrative expenses increased to 33.9% for the three months ended March 31, 2007 from 22.0% for three months ended March 31, 2006. The increase in general and administrative expenses primarily related to increased professional fees, including fees related to public company reporting requirements, and the hiring of additional management personnel including our president, other finance and administrative employees, and additional compensation costs, including costs related to stock option grants in the second quarter of 2006 and the promotion of our Chief Operating Officer which included an increase in his salary. General and administrative expenses increased approximately $125,000 to $1,295,000 in the first quarter of 2007 from $1,170,000 in the fourth quarter of 2006. As a percentage of net sales, general and administrative expenses increased to 33.9% in the first quarter of 2007 from 26.4% in the fourth quarter of 2006. The increase in general and administrative expenses was due primarily to increased professional fees in the first quarter of 2007 related to the year-end audit of our financial statements, offset by additional executive compensation costs incurred in the fourth quarter of 2006.

         INTEREST EXPENSE (INCOME)

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       -------------------------      PERCENT
                                          2007           2006          CHANGE
                                       ----------     ----------     ----------
Interest Expense (Income) ........     $   11,640     $   (3,296)         *
*  Not meaningful

         Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and up to $1 million on our eligible inventory. Outstanding borrowings under our factoring arrangements amounted to approximately $521,000 and at March 31, 2007. We had funds held at the factor of approximately $261,000 at March 31, 2006. We received $6.6 million of net proceeds in our private placement transaction in November 2005, which generated interest income in the first quarter of 2006.

         PROVISION FOR INCOME TAX

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       -------------------------      PERCENT
                                          2007           2006          CHANGE
                                       ----------     ----------     ----------
Provision for Income Tax .........     $    3,200     $    1,600            100%

         The provision for income taxes for the three months ended March 31, 2007 and 2006 represents the minimum tax payments due for Federal and state purposes. The deferred tax assets at March 31, 2007 represent the amounts that management believes are more likely than not to be realized. A valuation allowance has been provided for our deferred income tax asset related to net operating loss carryforwards of approximately $732,000. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses.

         NET LOSS

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       ---------------------------     PERCENT
                                           2007            2006         CHANGE
                                       -----------     -----------     ---------
Selling Expenses .................     $(1,022,731)    $  (292,538)        *
*  Not meaningful

         Our increase in net loss is due primarily to selling, design and production and general administrative expenses incurred to promote our People's Liberation and William Rast brands, as discussed above. Increased operating costs in the first quarter of 2007 were offset by increased sales and gross margin during the three months ended March 31, 2007. Our net loss as a percentage of net sales for the three months ended March 31, 2007 increased to 26.8% as compared to 9.3% of net sales for the three months ended March 31, 2006. Net loss increased to approximately $1,023,000 in the first quarter of 2007 compared to $295,000 in the fourth quarter of 2006. The increase in net loss in the first quarter of 2007 compared to the fourth quarter of 2006 was due primarily to decreased sales and gross margin, and increased selling and general and administrative expenses during the three months ended March 31, 2007, offset by decreased design and production expenses, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2007, we had cash and cash equivalents of approximately $219,000, a working capital balance of approximately $3.5 million and $2.3 million of availability from our factor. Our March 31, 2007 cash balance resulted from cash generated from operations and borrowings from our factor. As of March 31, 2007, advances from our factor totaled approximately $521,000. As of March 31, 2006, we had cash and cash equivalents of approximately $3.2 million plus approximately $261,000 of funds held at the factor, and a working capital balance of approximately $5.3 million. Our March 2006 cash balance resulted primarily from 2005 financing activities. Pursuant to a private placement transaction with institutional investors and other high net worth individuals that closed on November 23, 2005, we sold series A convertible preferred stock and received $6.6 million in net proceeds after broker commissions and expense and accounting, legal and other expenses.

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

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through borrowings from our factor and cash flows generated from operations. For the three months ended March 31, 2007, we had a net increase in cash of approximately $156,000. Cash flows from operating, investing and financing activities for the three months ended March 31, 2007 and the three months ended March 31, 2006 are summarized in the following table:

                                                   THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------
ACTIVITY:                                           2007                2006
                                                 -----------        -----------
Operating activities .....................       $   310,445        $(1,067,825)
Investing activities .....................          (153,972)          (236,983)
Financing activities .....................              --                 --
                                                 -----------        -----------
Net increase (decrease) in cash ..........       $   156,473        $(1,304,808)
                                                 ===========        ===========

         OPERATING ACTIVITIES

         Net cash provided by operating activities was approximately $310,000 for the three months ended March 31, 2007. Net cash used in operating activities was approximately $1,068,000 for the three months ended March 31, 2006. Cash provided by operating activities for the three months ended March 31, 2007 resulted primarily from decreased receivables, offset by a net loss of approximately $1,023,000 and decreased accounts payable and accrued expenses. Cash used in operating activities for the three months ended March 31, 2006 resulted primarily from a net loss of approximately $293,000 and increased receivables, inventories and other current assets, offset by increased accounts payable and accrued expenses.

         INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $154,000 and $237,000 for the three months ended March 31, 2007 and 2006, respectively. Net cash used in investing activities for the three months ended March 31, 2007 consisted of capital expenditures primarily for computer software and trademark costs. Net cash used in investing activities for the three months ended March 31, 2006 consisted of capital expenditures primarily for computer software, office equipment, furniture and fixtures and trademark costs.

         FINANCING ACTIVITIES

         There were no financing activities during the three months ended March 31, 2007 and 2006.

         FACTORING AGREEMENTS

         Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable. Interest is charged at prime plus 1%. As of March 31, 2007 and 2006, total factored accounts receivable included in due from factor amounted to approximately $2,182,000 and $1,964,000, respectively. Outstanding advances as of March 31, 2007 amounted to approximately $521,000, and are included in the due from factor balance. Matured funds held by the factor amounted to approximately $261,000 as of March 31, 2006. On October 1, 2006, we increased our borrowing capacity under our factoring agreements to include inventory financing agreements pursuant to which we may borrow up to 50% of our eligible inventory (as defined in the agreement), up to a maximum of $1 million. Interest is charged at prime plus 1%. As of March 31, 2007, there were no outstanding borrowings under these inventory financing agreements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at March 31, 2007 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

                                            Payments Due by Period
                        --------------------------------------------------------------
                                      Less than      1-3          4-5          After
Contractual Obligations    Total       1 Year       Years        Years        5 Years
                        ----------   ----------   ----------   ----------   ----------
Operating leases ....   $  703,764   $  378,716   $  325,048   $     --     $     --
Employment agreements    1,979,302      874,370    1,104,932         --           --
                        ----------   ----------   ----------   ----------   ----------
    Total ...........   $2,683,066   $1,253,086   $1,429,980   $     --     $     --
                        ==========   ==========   ==========   ==========   ==========

         At March 31, 2007 and March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         Factored accounts receivable may subject us to off-balance sheet risk. We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes, other customer claims and invoices that are not credit approved by the factor.

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

THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD AFFECT OUR RESULTS OF OPERATIONS.

         Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. A decrease in business from or loss of a major customer, such as two customers that accounted for 27.9% and 10.6% of our net sales for the year ended December 31, 2006, and one customer that accounted for 33.1% of our net sales for the three months ended March 31, 2007 could have a material adverse effect on the results of our operations. There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor or sales to a customer exceed the factor's imposed limits, we could assume the collection risk on sales to the customer.

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

         For the year ended December 31, 2006, four contractors accounted for approximately 52% of our purchases. For the three months ended March 31, 2007, three contractors accounted for approximately 49% of our purchases. We do not have long-term contracts with any of our independent contractors, and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent that we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

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

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         To date, we have had a very limited trading volume in our common stock. For instance, for the year ended December 31, 2006, only 1,528,000 shares of our common stock were traded and for the three months ended March 31, 2007, only 167,000 shares of our common stock were traded. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, our registration statement on Form SB-2 (as amended) is now effective. As a result, a substantial number of our shares of common stock became available for immediate resale. Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Rule 144 or otherwise, could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the sale of our securities.

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

         Our officers and directors and their affiliates own approximately 43% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the Company's management, including our Chief Executive Officer, Daniel Guez, and Chief Financial Officer, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Guez and Barber concluded that our disclosure controls and procedures were not effective for the reasons set forth in the following paragraph.

         We have recently identified a series of illegal acts committed by a former employee that had responsibilities related to the preparation of the Company's financial statements. As a result of this embezzlement, management has identified a material weakness in the Company's controls and procedures surrounding the management of its cash accounts. Management has now concluded that our controls and procedures were not effective as of the end of the period covered by this Report. Subsequent to March 31, 2007, we remedied this material weakness by modifying our controls and procedures for managing our cash accounts. Specifically, we have implemented controls that will safeguard against our employees having access to unissued checks.

         CHANGES IN CONTROLS AND PROCEDURES

         During the first quarter of 2007, there were no significant changes in our internal controls or in other factors known to the Chief Executive Officer or the Chief Financial Officer that materially effected, or are reasonably likely to materially effect, our internal control over financial reporting. Subsequent to March 31, 2007, in response to the material weakness discussed above, we modified our controls and procedures for managing our cash accounts.

                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         We have recently identified a series of illegal acts committed by a former employee that had responsibilities related to the preparation of the Company's financial statements. We have performed an investigation of the illegal acts and have determined that approximately $108,000 has been embezzled from the Company beginning April 2006 through March 2007, of which approximately $11,000 occurred in the current quarter ended March 31, 2007. We have implemented additional control procedures surrounding the management of our cash accounts in order to mitigate the risk of embezzlement in the future. We have also advised legal counsel and our insurance company, and are considering taking legal action against this former employee.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                                    EXHIBIT TITLE
-------          ---------------------------------------------------------------

10.1 Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, dated May 8, 2007. Incorporated by reference to the Company's current report on Form 8-K (File No. 000-16075) filed with the Securities and Exchange Commission on May 14, 2007.

10.2 Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC, dated May 8, 2007. Incorporated by reference to the Company's current report on Form 8-K (File No. 000-16075) filed with the Securities and Exchange Commission on May 14, 2007.

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

                                          People's Liberation, Inc.


Date: May 15, 2007                           /s/ Darryn Barber
                                          --------------------------------------
                                      By:        Darryn Barber
                                      Its:       Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)