Form 10QSB
period 2007-06-30
PEOPLES LIBERATION INC
filed 2007-08-14
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

[_]     Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 0-16075

PEOPLE’S LIBERATION, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	86-0449546 (I.R.S. Employer Identification No.)

150 West Jefferson Boulevard
Los Angeles, CA 90007
(Address of principal executive offices)

(213) 745-2123
(Issuer’s telephone number)

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

        As of August 3, 2007, the issuer had 34,942,563 shares of common stock, par value $.001 per share, issued and outstanding.

        Transitional Small Business Disclosure Format:

Yes [_]	No [X]

PEOPLE’S LIBERATION, INC.

PART I

FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

PEOPLE’S LIBERATION, INC.
CONSOLIDATED BALANCE SHEETS

Assets	June 30, 2007 (unaudited)	December 31, 2006
Current Assets:
Cash and cash equivalents	$75,577	$62,389
Due from factor	1,394,427	2,772,773
Accounts receivable, net of allowance for doubtful accounts	470,915	1,017,884
Inventories	3,722,171	2,846,181
Refundable income taxes	16,500	16,500
Prepaid expenses and other current assets	53,834	140,486
Deferred income taxes	52,000	52,000

Total current assets	5,785,424	6,908,213
Property and equipment, net of accumulated depreciation and amortization	630,851	577,331
Trademarks, net of accumulated amortization	300,225	227,748
Intangible asset	428,572	428,572
Other assets	44,126	64,970

Total assets	$7,189,198	$8,206,834

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$2,230,603	$2,297,895
Accrued severance	130,833	--
Minority interest payable	172,899	--
Income taxes payable	--	3,200

Total current liabilities	2,534,335	2,301,095
Deferred tax liabilities	61,000	61,000

Total liabilities	2,595,335	2,362,095

Stockholders' equity:
Common stock, $0.001 par value, 150,000,000 shares authorized;
34,942,563 shares issued and outstanding at June 30, 2007
and December 31, 2006	34,942	34,942
Additional paid-in capital	7,098,842	6,930,194
Accumulated Deficit	(2,539,921)	(1,120,397)

Total stockholders' equity	4,593,863	5,844,739

Total liabilities and stockholders' equity	$7,189,198	$8,206,834

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$4,606,598	$3,319,458	$8,423,316	$6,466,075
Cost of goods sold	2,361,083	2,022,576	4,478,901	3,853,459

Gross profit	2,245,515	1,296,882	3,944,415	2,612,616

Selling expenses	714,256	355,717	1,602,028	787,419
Design and production	491,244	653,840	1,012,974	1,138,662
General and administrative	1,245,463	736,102	2,540,485	1,429,546

Total operating expenses	2,450,963	1,745,659	5,155,487	3,355,627

Loss from operations	(205,448)	(448,777)	(1,211,072)	(743,011)

Interest expense (income), net	14,213	(38,235)	25,853	(41,531)
Other income	(108,785)	--	(106,518)	--

Total other income	(94,572)	(38,235)	(80,665)	(41,531)

Loss before income taxes and minority interest	(110,876)	(410,542)	(1,130,407)	(701,480)
Provision for income taxes	--	--	3,200	1,600

Net loss before minority interest	(110,876)	(410,542)	(1,133,607)	(703,080)

Minority interest	285,916	--	285,916	--

Net loss	$(396,792)	$(410,542)	$(1,419,523)	$(703,080)

Basic weighted average loss per share (1)	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Diluted weighted average loss per common share (1)	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Basic weighted average common shares outstanding (1)	34,942,563	34,371,134	34,942,563	33,463,793

Diluted weighted average common shares outstanding (1)	34,942,563	34,371,134	34,942,563	33,463,793

(1)	Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2006, which became effective on January 5, 2006.

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,419,523)	$(703,080)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	80,064	35,798
Increase in allowance for doubtful accounts	149,000	17,000
Stock based compensation	168,648	58,514
Changes in operating assets and liabilities:
Receivables	1,776,315	(120,143)
Inventories	(875,990)	(874,076)
Prepaid expenses and other current assets	89,452	142,439
Other assets	20,844	(10,536)
Accounts payable and accrued expenses	63,542	11,367
Minority interest payable	172,899	--
Income taxes payable	(6,000)	(25,800)

Net cash flows provided by (used in) operating activities	219,251	(1,468,517)

Cash flows from investing activities:
Acquisition of trademarks	(81,367)	(105,312)
Acquisition of property and equipment	(124,696)	(339,903)

Net cash flows used in investing activities	(206,063)	(445,215)

Net increase (decrease) in cash and cash equivalents	13,188	(1,913,732)
Cash and cash equivalents, beginning of period	62,389	4,528,276

Cash and cash equivalents, end of period	$75,577	$2,614,544

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$25,853	$1,837
Income taxes paid	9,200	27,400
Non-cash financing transactions:
Conversion of convertible preferred stock and reverse stock split:
Common stock	--	32,846
Additional paid-in capital	--	6,639,892
Preferred stock Series A	--	(6,672,738)

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

1.     Presentation of Interim Information

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of the management of People’s Liberation, Inc. and subsidiaries are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-KSB for the year ended December 31, 2006.

2.     Organization

        People’s Liberation, Inc. (the “Company”) is the parent holding company of Versatile Entertainment, Inc. (“Versatile”), a California corporation, and Bella Rose, LLC (“Bella Rose”), a California limited liability company, both of which were consolidated on November 22, 2005 and became wholly-owned subsidiaries of the Company on the effective date of the Company’s exchange transaction. William Rast Sourcing, LLC (“William Rast Sourcing”) and William Rast Licensing, LLC (“William Rast Licensing”), both California limited liability companies are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC (“WRE”), an entity owned in part by Justin Timberlake.

        People’s Liberation, Inc. was incorporated in the State of Delaware on December 29, 1982 under the name Philco Financial Management Corp. The Company had three wholly owned subsidiaries, Global Medical Technologies, Inc., an Arizona corporation, which was operating (“Global Medical”), and Century Pacific Fidelity Corporation and Century Pacific Investment Management Corporation, both of which were inactive and without assets or debts.

        On January 31, 2005, the Company contributed all of the shares of common stock of its wholly-owned, inactive subsidiaries, Century Pacific Fidelity Corp. and Century Pacific Investment Management Corporation, to Global Medical. In February 2005, the Company distributed all of the outstanding shares of common stock of Global Medical on a pro rata basis to its stockholders. Following the distribution, Global Medical continued to operate its medical equipment reconditioning business as an independent company. After this distribution, the Company existed as a “shell company” under the name of Century Pacific Financial Corporation with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

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

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

        Effective on January 5, 2006, the Company changed its corporate name from Century Pacific Financial Corporation to People’s Liberation, Inc., completed a 1-for-9.25 reverse split of its common stock, adopted its 2005 Stock Incentive Plan, and its series A convertible preferred stock converted into common stock. Following the conversion of the series A convertible preferred stock, the reverse stock split on January 5, 2006, and the subsequent issuance of shares to preserve round lot holders, 34,371,134 shares of common stock were outstanding. All share and per share information included in the accompanying consolidated financial statements reflects the effects of the reverse stock split.

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

        Beginning October 1, 2006, William Rast Sourcing and William Rast Licensing are consolidated under Bella Rose, a wholly-owned subsidiary of the Company. William Rast Sourcing and William Rast Licensing are owned 50% by Bella Rose and 50% by WRE. Until WRE has a basis in the capital of William Rast Sourcing and William Rast Licensing, losses will not be allocated to WRE. Instead, all losses will be recognized by Bella Rose in consolidation. Subsequently, if profits are generated by William Rast Sourcing and William Rast Licensing, then profits will not be allocated to WRE until previously unrecognized minority losses are fully recouped by Bella Rose. Profit allocations and distributions to WRE will be accounted for as a minority interest in the consolidated financial statements of the Company.

        Bella Rose was formed in May 2005 prior to the exchange transaction on November 22, 2005. From the period of Bella Rose’s inception and throughout 2005, Bella Rose and Versatile had common ownership and control. The consolidated financial statements reflect the capital structure of People’s Liberation, Inc., the parent holding company, after giving effect to the exchange transaction. The capital structure in the historical combined financial statements of Versatile and Bella Rose prior to the exchange transaction are different as they do not affect reverse merger accounting.

3.     Earnings Per Share

        The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period.

        Warrants representing 3,125,000 shares of common stock at exercise prices ranging from $1.25 to $2.00 per share and stock options representing 1,383,000 shares of common stock at exercise prices ranging from $0.46 to $1.25 per share were outstanding for the three and six months ended June 30, 2007, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

        Warrants representing 3,125,000 shares of common stock at exercise prices ranging from $1.25 to $2.00 per share and stock options representing 752,000 shares of common stock at an exercise price of $1.25 per share were outstanding for the three and six months ended June 30, 2006, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

        The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

THREE MONTHS ENDED JUNE 30, 2007	LOSS	SHARES	PER SHARE
Basic loss per share:
Loss available to common stockholders	$(396,792)	34,942,563	$(0.01)
Effect of Dilutive Securities:
Options	--	--	--
Warrants	--	--	--

Loss available to common stockholders	$(396,792)	34,942,563	$(0.01)

THREE MONTHS ENDED JUNE 30, 2006	LOSS	SHARES	PER SHARE
Basic loss per share:
Loss available to common stockholders	$(410,542)	34,371,134	$(0.01)
Effect of Dilutive Securities:
Options	--	--	--
Warrants	--	--	--

Loss available to common stockholders	$(410,542)	34,371,134	$(0.01)

SIX MONTHS ENDED JUNE 30, 2007	LOSS	SHARES (1)	PER SHARE
Basic loss per share:
Loss available to common stockholders	$(1,419,523)	34,942,563	$(0.04)
Effect of Dilutive Securities:
Options	--	--	--
Warrants	--	--	--

Loss available to common stockholders	$(1,419,523)	34,942,563	$(0.04)

SIX MONTHS ENDED JUNE 30, 2006	LOSS	SHARES (1)	PER SHARE
Basic loss per share:
Loss available to common stockholders	$(703,080)	33,463,793	$(0.02)
Effect of Dilutive Securities:
Options	--	--	--
Warrants	--	--	--

Loss available to common stockholders	$(703,080)	33,463,793	$(0.02)

(1)	Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2006, which became effective on January 5, 2006.

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

4.     Stock Based Compensation

        Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. SFAS No. 123 was amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure”, which required companies to disclose in interim financial statements the pro forma effect on net income (loss) and net income (loss) per common share of the estimated fair market value of stock options or warrants issued to employees.

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, “Statement of Cash Flows”. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized for all share-based payments granted during the period. When adopting SFAS 123R, the Company applied the provisions of Staff Accounting Bulletin No. 107 (“SAB 107”).

        During the three and six months ended June 30, 2007, the Company granted 646,000 options to employees, officers and outside consultants at exercise prices ranging from $0.46 to $1.25 per share. During the three and six months ended June 30, 2006, the Company granted 752,000 options to employees, officers, directors and outside consultants at an exercise price of $1.25 per share. Options to purchase 653,250 shares were exercisable as of June 30, 2007. Total stock based compensation expense for the three and six months ended June 30, 2007 was approximately $64,000 and $169,000, respectively. The compensation expense recognized during the three and six months ended June 30, 2007 did not change basic and diluted loss per share reported in our Statements of Operations. Total stock based compensation expense for the three and six months ended June 30, 2006 was approximately $58,000. The compensation expense recognized during the three and six months ended June 30, 2006 did not change basic and diluted loss per share reported in our Statements of Operations. Total fair value of options granted to employees, officers and outside consultants during the three and six months ended June 30, 2007 was approximately $198,000. Total fair value of options granted to employees, officers, directors and outside consultants during the three and six months ended June 30, 2006 was approximately $334,000. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the “safe harbor” provisions provided in SAB 107. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the three and six months ended June 30, 2007 included a dividend yield of zero, a risk-free interest rate of 4.7%, expected term of 5.6 years and an expected volatility of 71.5%.

        The fair value of options granted to outside consultants will be adjusted until the options vest or there is a substantial performance commitment as provided by the Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18).

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

        For stock-based awards issued to employees, officers and directors, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the six months ended June 30, 2007, expected forfeitures is immaterial and as such the Company is recognizing forfeitures as they occur.

        On July 6, 2007, the Company issued 72,000 options to outside directors at an exercise price of $0.31 per share. Total fair value of options granted to these directors on July 6, 2007 was approximately $14,000. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model. Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the “safe harbor” provisions provided in SAB 107. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted on July 6, 2007 included a dividend yield of zero, a risk-free interest rate of 4.7%, expected term of 5.25 years and an expected volatility of 71.5%.

5.     Due from Factor

        Due from factor is summarized as follows:

Outstanding receivables:
Without recourse	$1,776,588
With recourse	400,011

2,176,599
Advances	(485,172)
Open credits	(297,000)

$1,394,427

6.     Inventories

        Inventories are summarized as follows:

Piece goods and trim	$1,251,140
Work in process	307,039
Finished goods	2,163,992

$3,722,171

7.     Stockholders’ Equity

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

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

        Following the exchange transaction and the capital raise, the former security holders of Bella Rose and Versatile and the investors in the financing owned 95.6%, and the existing stockholders immediately prior to these transactions owned 4.4% of the Company’s outstanding common stock on an as converted basis.

         Reverse Split and Mandatory Conversion Of Preferred Stock Into Common Stock

        On November 23, 2005, the Company’s Board of Directors, as well as holders representing approximately 66.9% of the outstanding series A convertible preferred stock, holders representing approximately 77.1% of the outstanding common stock, and holders representing approximately 67.3% of the outstanding common stock and series A convertible preferred stock voting together as a single class took action by written consent to (i) change the corporate name to People’s Liberation, Inc., (ii) adopt a 1-for-9.25 reverse stock split, and (iii) adopt the 2005 Stock Incentive Plan. Each of these actions became effective on January 5, 2006.

        Concurrent with the reverse split, each share of series A convertible preferred stock was immediately and automatically converted into approximately 10.81 shares of common stock of the Company (100 for 1 conversion of preferred stock to common stock and 1 for 9.25 common share reverse split). Accordingly, following the reverse split and the mandatory conversion, the former holders of 3,038,231.92 shares of series A convertible preferred stock, in the aggregate, received 32,845,751 shares of common stock of the Company, representing 95.6% of the outstanding shares of common stock immediately following the reverse split and the mandatory conversion. The former holders of the Company’s common stock owned approximately 1,525,383 shares of common stock, representing 4.4% of the outstanding shares of the Company’s common stock immediately following the reverse split and the mandatory conversion.

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

         Series A Preferred Stock

        Pursuant to the Company’s Certificate of Incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share, of which 3,500,000 were designated as series A convertible preferred stock. In accordance with the Certificate of Designations, Preferences, Rights, and Limitations of the series A convertible preferred stock, the series A convertible preferred stock was automatically converted into common stock on January 5, 2006, when the Company undertook its reverse split (described above). Upon the mandatory conversion of the series A preferred stock, the shares converted returned to the status of authorized and unissued shares of preferred stock, available for future designation and issuance pursuant to the terms of the Certificate of Designations, Preferences, Rights, and Limitations.

8.      Senior Management Restructuring

        In the second quarter of 2007, the Company’s Board of Directors authorized management to take the following actions affecting its senior management team:

        Appointment of New Chief Executive Officer and Co-Chairman of the Board of Directors

        On May 21, 2007, the Company’s Board of Directors appointed Colin Dyne as the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. Mr. Dyne will receive an annual salary of $200,000, payable in accordance with the Company’s standard payroll practices, and an auto allowance of $1,200 per month. Prior to his appointment as Chief Executive Officer, Mr. Dyne performed consulting services on behalf of the Company primarily related to sales.

         Resignation of Daniel Guez as Chief Executive Officer and Mr. Guez's Amended and Restated Employment Agreement

        On May 21, 2007, Daniel Guez resigned as the Company’s Chief Executive Officer. On June 19, 2007, the Company entered into an Amended and Restated Employment Agreement with Daniel Guez, which amends and restates the employment agreement entered into between the Company and Mr. Guez on January 12, 2007, as modified and supplemented by that certain addendum entered into as of May 21, 2007. Pursuant to the Amended and Restated Employment Agreement, Mr. Guez shall serve as the Co-Chairman of its Board of Directors, and shall continue to serve as the Company’s Creative Director. The Amended and Restated Employment Agreement is for an initial term of three years beginning January 12, 2007 and is automatically extended for additional one year terms unless the Company or Mr. Guez elect not to extend the term of the Amended and Restated Employment Agreement. Under the Amended and Restated Employment Agreement, Mr. Guez will receive the following compensation effective July 1, 2007:

o	Base salary of $200,000 per annum, subject to upward adjustment;

o	Automobile allowance of $1,200 per month, inclusive of insurance, gas, and maintenance on Mr. Guez’s vehicle.

        If during the employment period the Company terminates Mr. Guez’s employment without cause or if Mr. Guez terminates his employment for good reason, Mr. Guez will be paid $600,000 in severance. Alternatively, if the Company shall fail to extend the period of the employment period as provided above, and at any time within six months following expiration of the employment period, the Company terminates Mr. Guez’s employment without cause or Mr. Guez terminates his employment for good reason or without good reason, Mr. Guez will be paid $300,000 in severance. In addition to the applicable severance amount payable to Mr. Guez as provided above, if Mr. Guez’s employment is terminated for any of the reasons set forth in this paragraph, all of Mr. Guez’s outstanding stock options, restricted stock and other equity awards will accelerate and become fully vested on the date of termination.

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

        If Mr. Guez’s employment is terminated by reason of his death or disability during the employment period, Mr. Guez, his estate or beneficiaries, as applicable, will be entitled to be paid a lump sum payment of $400,000, and all outstanding stock options, restricted stock and other equity awards granted to Mr. Guez will accelerate and become fully vested on the date of termination. In addition, for a period of 18 months following the date of termination, the Company will continue to provide Mr. Guez and his eligible family members with group health insurance coverage.

        The Amended and Restated Employment Agreement does not include any contractual bonus provisions.

        Elimination of President Position

        In connection with the restructuring of its senior management positions, the Company eliminated the position of President. As a consequence, on June 7, 2007, the Company terminated the employment of Edward Houston, who served as President. Pursuant to the terms of his employment agreement, the Company will pay Mr. Houston severance in the amount of $150,000 in equal bi-monthly installments over a six-month period. A total of $154,500, including expenses, was charged to general and administrative expense in June 2007 as a result of this severance liability. As of June 30, 2007, accrued severance related to Mr. Houston’s termination amounted to $130,833.

        Change in Officers’ Base Salaries

        The Company and each of Thomas Nields, its Chief Operating Officer, and Darryn Barber, its Chief Financial Officer, agreed to reduce the base salaries payable to each employee to $200,000 per annum beginning June 5, 2007. Previously, Messrs. Nields and Barber received base salaries of $250,000 and $232,000 per annum, respectively. Mr. Barber’s employment agreement with the Company was amended to reflect the parties’ agreement to reduce his base salary through the remaining term of his employment agreement.

        Option Awards

        On June 5, 2007, the Company’s Board of Directors approved the award to each of Darryn Barber and Thomas Nields of options to purchase 150,000 shares of the Company’s common stock. The options have an exercise price of $0.46 per share, the closing price of the Company’s common stock on the Over-The-Counter Bulletin Board on the date of the award, are fully vested, and have a term of ten years.

        As a result of the Company’s senior management restructuring in the second quarter of 2007, management expects a net reduction in operating expenses of approximately $600,000 on an annualized basis.

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

9.     Consulting Agreement

        On February 1, 2007, the Company entered into a consulting agreement with Akari Enterprises, LLC (“Akari Enterprises”), a consulting firm formed and controlled by Andreas Kurz, which specializes in international expansion, licensing, retailing and branding for apparel companies. Akari Enterprises will be responsible for negotiating exclusive distribution agreements with distributors outside of the United States and will manage People’s Liberation and William Rast’s current international distribution relationships. Prior to forming Akari Enterprises, Mr. Kurz held several senior positions at various manufacturers, including Seven for All Mankind, Diesel USA and Hugo Boss. The consulting agreement provides for commissions to be paid to Akari Enterprises based on a defined formula related to net international sales and terminates on December 31, 2009.

10.    William Rast Sourcing and William Rast Licensing Operating Agreements

        In May 2007, the limited liability company operating agreements of William Rast Sourcing, LLC and William Rast Licensing, LLC were amended and restated to reflect changes in distributions and the allocation of profits and losses among the entities members. The amended and restated operating agreements provide for minimum quarterly minority interest cash distributions to WRE based on net revenues, as defined in the operating agreements, generated by the companies during the applicable quarter. Effective January 1, 2007, William Rast Sourcing will pay WRE a minimum quarterly minority interest distribution of 6% of applicable net sales generated by William Rast Sourcing during the quarterly period, and William Rast Licensing will pay WRE a minimum quarterly minority interest distribution of 3% of applicable net sales generated by William Rast Licensing during the quarterly period. Minority interest distributions are to be paid 45 days following the applicable quarter. Total minority interest distributions recorded in the six months ended June 30, 2007 amounted to $285,916, including $113,016 of distributions that were paid in May 2007. Distributions to WRE are recorded as minority interest in the Company’s consolidated statements of operations.

11.    Employee Embezzlement

        In May 2007, the Company’s management identified a series of illegal acts committed by a former employee that had responsibilities related to the preparation of the Company’s financial statements. The Company performed an investigation of the illegal acts and determined that approximately $108,000 had been embezzled from the Company beginning April 2006 through March 2007, of which approximately $11,000 occurred in the first quarter of 2007. The Company has implemented additional control procedures surrounding the management of its cash accounts in order to mitigate the risk of embezzlement in the future. In May 2007, the Company received proceeds of approximately $98,000 from its insurance company as a result of this claim against its employee practices policy.

12.    Off Balance Sheet Risk and Contingencies

        Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At June 30, 2007, total factor receivables approximated $2,177,000.

        The Company may be subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

        In accordance with the bylaws of the Company, officers and directors are indemnified for certain events or occurrences arising as a result of the officer or director’s serving in such capacity. The term of the indemnification period is for the lifetime of the officer or director. The maximum potential amount of future payments the Company could be required to make under the indemnification provisions of its bylaws is unlimited. At this time, the Company believes the estimated fair value of the indemnification provisions of its bylaws is minimal and therefore, the Company has not recorded any related liabilities.

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

        The Company enters into indemnification provisions under its agreements in the normal course of business, typically with suppliers, customers, distributors and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company’s activities or, in some cases, as a result of the indemnified party’s activities under the agreement. These indemnification provisions often include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has not recorded any related liabilities.

13.    New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in financial statements. This interpretation is effective for the Company beginning January 1, 2007. The Company has evaluated the potential impact of adopting this interpretation and has determined that it does not have a material effect on the Company’s consolidated financial statements.

        In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company has evaluated the potential impact of adopting this Statement and has determined that it does not have a material effect on the Company’s consolidated financial statements.

        In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140", that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provision of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company has evaluated the potential impact of adopting this Statement and has determined that it does not have a material effect on the Company’s consolidated financial statements.

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning January 1, 2008. The Company is currently evaluating whether adoption of this statement will result in a change to its fair value measurements.

        In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (c) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS 158 are to be applied prospectively upon adoption. For companies with publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. The Company believes the adoption of this pronouncement will not have any material effect on the Company’s consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not believe that the adoption of SFAS No. 159 will have a material effect on the Company’s consolidated financial statements.

        Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company’s present or future consolidated financial statements.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

        The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis or Plan of Operation” and other information contained in such Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-QSB.

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People’s Liberation, Inc. for the three and six months ended June 30, 2007 and 2006. Except for historical information, the matters discussed in this Management’s Discussion and Analysis or Plan of Operation are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, the factors described below under the caption “Cautionary Statements and Risk Factors.”

Overview

        We design, market and sell high-end casual apparel under the brand names “People’s Liberation” and “William Rast.” The majority of the merchandise we offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, we distribute our merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus, Lisa Klein, Lulu’s Boutique and Fred Segal. Internationally, in select countries, we sell our products directly and through distributors to better department stores and boutiques, such as TNT in Canada, Jades in Germany and Harvey Nichols in the United Kingdom. We are headquartered in Los Angeles, California.

        We sell our products through our own sales force based in Los Angeles. Additionally, we operate showrooms in Los Angeles, New York and Atlanta with dedicated salaried and commissioned sales staff and in-house salaried sales executives in Los Angeles. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support. We ship products to and invoice our United States customers directly from warehouse facilities located in or around Los Angeles, California. Under agreements with third-party warehouses, we outsource all of our finished good shipping, receiving and warehouse functions.

        People’s Liberation brand products are available in Germany, Scandinavia, Mexico and Canada through our exclusive international distributors. William Rast brand products are available through our exclusive international distributors in Germany, Scandinavia, Canada, Greece, Cyprus, and the Benelux Region of Europe, which includes Belgium, the Netherlands and Luxembourg. Our partners purchase products at a discount for resale in their respective territories. Our distributors warehouse, sell, ship, market and collect People’s Liberation and William Rast brand products at their expense. We anticipate growing our international distribution channels across new territories.

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

        We operate exclusively in the premium contemporary segment of the apparel industry, which is characterized by lower volume sales of higher margin products. Our future success depends in part on the continued demand by consumers for high-end casual apparel, which in recent years has contributed to a proliferation of brands such as True Religion, Seven For All Mankind, Citizens of Humanity, J. Lindenberg, Theory, James Perse and Joe’s Jeans. We anticipate that the premium contemporary segment of the apparel industry will become increasingly competitive because of the consumer demand for apparel in this segment, as well as the high retail prices consumers are willing to spend for such goods. An increase in the number of brands competing in the premium contemporary segment of the apparel industry could result in reduced shelf space for our brands at better department stores and boutiques, our primary customers.

Significant Developments

        In the second quarter of 2007, our Board of Directors authorized management to take certain actions to restructure our senior management team, including the appointment of our new Chief Executive Officer and Co-Chairman of our Board of Directors, Colin Dyne, the resignation of Daniel Guez as Chief Executive Officer and his appointment as Co-Chairman of our Board of Directors, the reduction of Mr. Guez’s salary, the termination of our president and the elimination of the president position within the Company, and the reduction of base salaries of our Chief Financial Officer and Chief Operating Officer. As a result of our senior management restructuring in the second quarter of 2007, we expect a net reduction in operating expenses of approximately $600,000 on an annualized basis.

        In July 2007, we signed an exclusive two-year distribution agreement with Fashion Deal BVBA for the distribution of all William Rast branded men’s and women’s denim, knit and woven apparel in Belgium, the Netherlands and Luxembourg. Fashion Deal BVBA is an exclusive importer and distributor of brand name clothing and shoes in the Benelux Region of Europe. Fashion Deal will commence marketing our William Rast apparel line with its spring/summer 2008 collection.

        In June 2007, we signed an exclusive distribution agreement with Lakis Gavalas SA for the distribution of all William Rast branded apparel in Greece and Cyprus. Lakis Gavalas is an exclusive importer and distributor of brand name clothing, accessories, leather goods, shoes, lingerie, fragrances, jewelry, home furnishings and lighting.  Lakis Gavalas will commence marketing our William Rast apparel line with its spring/summer 2008 collection.

        On February 1, 2007, we entered into a consulting agreement with Akari Enterprises, LLC, a consulting firm formed and controlled by Andreas Kurz, which specializes in international expansion, licensing, retailing and branding for apparel companies. Akari Enterprises will be responsible for negotiating exclusive distribution agreements with distributors outside of the United States and will manage People’s Liberation and William Rast’s current international distribution relationships. Prior to forming Akari Enterprises, Mr. Kurz held several senior positions at various manufacturers, including Seven for All Mankind, Diesel USA and Hugo Boss. The consulting agreement provides for commissions to be paid to Akari Enterprises based on a defined formula related to net international sales and terminates on December 31, 2009.

        On October 1, 2006, Bella Rose and William Rast Enterprises, an entity owned in part by Justin Timberlake, entered into operating agreements for William Rast Sourcing, LLC and William Rast Licensing, LLC, to memorialize the terms set forth in Letter Agreements entered into on or around April 27, 2005 by the two parties. William Rast Enterprises received a 50% membership interest in each of William Rast Sourcing and William Rast Licensing. Bella Rose was granted a 50% membership interest in William Rast Sourcing in exchange for assigning all of the assets and liabilities of the William Rast apparel business operated by Bella Rose to William Rast Sourcing. Bella Rose was also granted a 50% membership interest in William Rast Licensing in exchange for contributing the William Rast™ trademarks to William Rast Licensing. Beginning October 1, 2006, William Rast Sourcing and William Rast Licensing are consolidated under Bella Rose, a wholly-owned subsidiary of the Company. Until William Rast Enterprises has a basis in the capital of William Rast Sourcing and William Rast Licensing, losses will not be allocated to William Rast Enterprises. Instead, all losses will be recognized by Bella Rose in consolidation. Subsequently, if profits are generated by William Rast Sourcing and William Rast Licensing, then profits will not be allocated to William Rast Enterprises until previously unrecognized minority losses are fully recouped by Bella Rose. Profit allocations to William Rast Enterprises will be accounted for as a minority interest in the consolidated financial statements of the Company.

        In consideration for William Rast Enterprises entering into the operating agreements with Bella Rose on terms which give Bella Rose operational control over William Rast Sourcing and William Rast Licensing, on October 1, 2006, we issued to William Rast Enterprises 571,429 shares of our common stock, par value $0.001 per share. The common stock issued contains restrictions related to the sale or transfer of the shares, including right of first refusal and annual volume limitations. The market price of the Company’s common stock on the date of issuance of the shares was $0.75. The $428,572 value of the common stock issued to William Rast Enterprises has been recorded as an intangible asset on Bella Rose’s financial statements. The intangible asset is expected to have an indefinite life and will be reviewed for impairment on a quarterly basis.

        In May 2007, the limited liability company operating agreements of William Rast Sourcing, LLC and William Rast Licensing, LLC were amended and restated to reflect changes in distributions and the allocation of profits and losses among the entities members. The amended and restated operating agreements provide for minimum quarterly minority interest cash distributions to William Rast Enterprises based on net revenues, as defined in the operating agreements, generated by the companies during the applicable quarter. Effective January 1, 2007, William Rast Sourcing will pay William Rast Enterprises a minimum quarterly minority interest distribution of 6% of applicable net sales generated by William Rast Sourcing during the quarterly period, and William Rast Licensing will pay William Rast Enterprises a minimum quarterly minority interest distribution of 3% of applicable net sales generated by William Rast Licensing during the quarterly period. Minority interest distributions are to be paid 45 days following the applicable quarter. Total minority interest distributions recorded in the six months ended June 30, 2007 amounted to $285,916, including $113,016 of minority interest distributions that were paid in May 2007. Distributions to William Rast Enterprises are recorded as minority interest in our consolidated statements of operations.

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

         Inventories.  Inventories are evaluated on a continual basis and reserve adjustments, if any, are made based on management’s estimate of future sales value of specific inventory items. Reserve adjustments are made for the difference between the cost of the inventory and the estimated market value, if lower, and charged to operations in the period in which the facts that give rise to the adjustments become known. Inventories, consisting of piece goods and trim, work-in-process and finished goods, are stated at the lower of cost (first-in, first-out method) or market.

         Accounts Receivable. Factored accounts receivable balances with recourse, chargeback and other receivables are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectibility of customer accounts. Factored accounts receivable without recourse are also evaluated on a continual basis and allowances are provided for anticipated returns, discounts and other chargebacks based on management’s estimate of the collectibility of customer accounts and historical return, discount and other chargeback rates. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

         Intangible Assets. Intangible assets are evaluated on a continual basis and impairment adjustments are made based on management’s reassessment of the useful lives related to its intangible assets with definite useful lives. Intangible assets with indefinite lives are evaluated on a continual basis and impairment adjustments are made based on management’s comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Impairment adjustments are made for the difference between the carrying value of the intangible asset and the estimated valuation and charged to operations in the period in which the facts that give rise to the adjustments become known.

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

         Stock Based Compensation. The Company adopted SAS No. 123R using the modified prospective transition method which requires the application of the accounting standards as of January 1, 2006, the first day of the Company’s 2006 fiscal year. Stock-based compensation expense is recognized based on awards ultimately expected to vest on a straight-line prorated basis. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the “safe harbor” provisions provided in SAB 107.

Recent Accounting Pronouncements

        See Note 13 to Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

         Comparison of three months ended June 30, 2007 and three months ended June 30, 2006

        The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	THREE MONTHS ENDED JUNE 30, 2007	THREE MONTHS ENDED JUNE 30, 2006
Net sales	100.0%	100.0%
Cost of goods sold	51.3	60.9

Gross profit	48.7	39.1
Selling expenses	15.5	10.7
Design and production expenses	10.6	19.7
General and administrative expenses	27.0	22.2

Operating loss	(4.4)%	(13.5)%

        Net Sales

	THREE MONTHS ENDED JUNE 30, 2007	THREE MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
Net Sales	$4,606,598	$3,319,458	38.8%

        The increase in net sales for the three months ended June 30, 2007 was due to the continued growth of our William Rast apparel line, which continues to be well received by our target retailers. We commenced operations of our William Rast business in May 2005 and began shipping our products in the fourth quarter of 2005. Net sales increased approximately $790,000 to $4.6 million in the second quarter of 2007 from $3.8 million in the first quarter of 2007. This increase was due primarily to the seasonality of our product mix, increased sales to our distributors and decreased returns, allowances and discounts in the second quarter of 2007. We incurred a significant amount of returns and allowances related to our Tommy Lee product line in the first quarter of 2007 and discontinued production of the Tommy Lee product line in the first quarter of 2007.

        Gross Profit

	THREE MONTHS ENDED JUNE 30, 2007	THREE MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
Gross Profit	$2,245,515	$1,296,882	73.1%

        Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight and overhead expenses.  Overhead expenses primarily consist of third party warehouse and shipping costs. Our gross margin increased to 48.7% for the three months ended June 30, 2007 from 39.1% for the three months ended June 30, 2006. The increase in gross profit as a percentage of net sales was due to economies of scale achieved in the manufacturing process of our products, modified production processes and increased selling prices. Gross profit as a percentage of net sales increased from 44.5% for the first quarter of 2007 to 48.7% for the second quarter of 2007. This increase resulted primarily from increased sales of higher margin William Rast men’s and women’s denim products and decreased returns, allowances and discounts in the second quarter of 2007.

        Selling Expenses

	THREE MONTHS ENDED JUNE 30, 2007	THREE MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
Selling expenses	$714,256	$355,717	100.8%

        Selling expense for the three months ended June 30, 2007 and 2006 primarily related to tradeshow, sales commissions and salaries, promotion and marketing, travel and showroom expenses. As a percentage of net sales, selling expenses increased to 15.5% for the three months ended June 30, 2007 compared to 10.7% for the three months ended June 30, 2006. The increase in selling expense for the three months ended June 30, 2007 is attributable to our increased promotion of our brands, the opening of our New York and Atlanta showrooms and the hiring of additional salaried sales staff in Los Angeles, New York and Atlanta. Selling expenses decreased approximately $174,000 to $714,000 (or 15.5% of net sales) in the second quarter of 2007 from $888,000 (or 23.2% of net sales) in the first quarter of 2007. This decrease was due primarily to our participation in additional tradeshows in the first quarter of 2007, offset by additional sales and customer service salaries.

        Design and Production Expenses

	THREE MONTHS ENDED JUNE 30, 2007	THREE MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
Design and production expenses	$491,244	$653,840	24.9%

        Design and production expenses for the three months ended June 30, 2007 and 2006 primarily related to design salaries and sample costs. As a percentage of net sales, design and production expenses decreased to 10.6% for the three months ended June 30, 2007 compared to 19.7% for the three months ended June 30, 2006, due to a reduction in sample costs as we have decreased the amount of individual clothing items offered in our product lines. Design and production expenses decreased approximately $31,000 to $491,000 in the second quarter of 2007 from $522,000 in the first quarter of 2007. This decrease was due in part to a reduction in sample costs as we have decreased the amount of individual clothing items offered in our product lines, offset by an increase in design salaries.

        General and Administrative Expenses

	THREE MONTHS ENDED JUNE 30, 2007	THREE MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
General and administrative expenses	$1,245,463	$736,102	69.2%

        General and administrative expenses for the three months ended June 30, 2007 and 2006 primarily related to salaries, professional fees and facility costs. As a percentage of net sales, general and administrative expenses increased from 22.2% for three months ended June 30, 2006 to 27.0% for the three months ended June 30, 2007. The increase in general and administrative expenses primarily related to increased professional fees, including fees related to public company reporting requirements, and the hiring of additional management personnel including our former president, other finance and administrative employees, and additional compensation costs, including costs related to stock option grants. Included in general and administrative expenses during the second quarter of 2007 is approximately $155,000 of severance costs related to the termination of our president on June 7, 2007. In the second quarter of 2007, our Board of Directors authorized management to take certain actions to restructure our senior management team, including the appointment of our new Chief Executive Officer and Co-Chairman of our Board of Directors, Colin Dyne, the resignation of Daniel Guez as Chief Executive Officer and his appointment as Co-Chairman of our Board of Directors, the reduction of Mr. Guez’s salary, the termination of our president and the elimination of the president position within the Company, and the reduction of base salaries of our Chief Financial Officer and Chief Operating Officer. As a result of our senior management restructuring in the second quarter of 2007, we expect a net reduction in operating expenses of approximately $600,000 on an annualized basis. General and administrative expenses decreased approximately $50,000 to $1,245,000 in the second quarter of 2007 from $1,295,000 in the first quarter of 2007. As a percentage of net sales, general and administrative expenses decreased to 27.0% in the second quarter of 2007 from 33.9% in the first quarter of 2007. The decrease in general and administrative expenses was due primarily to professional fees incurred in the first quarter of 2007 related to the year-end audit of our financial statements, a decrease in our allowance for doubtful accounts in the second quarter of 2007, and employee embezzlement costs incurred in the first quarter of 2007. These decreased costs were offset by approximately $155,000 of severance costs related to the termination of our president on June 7, 2007. In May 2007, we received proceeds of approximately $98,000 from our insurance company as a result of a claim against our employee practices policy for the employee embezzlement costs of approximately $108,000 incurred from April 2006 through May 2007. We have recorded the proceeds as other income in our statement of operations for the three and six months ended June 30, 2007.

        Interest Expense (Income)

	THREE MONTHS ENDED JUNE 30, 2007	THREE MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
Interest Expense (Income)	$14,213	$(38,235)	*
* Not meaningful

        Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and up to $1 million on our eligible inventory. Outstanding borrowings under our factoring arrangements amounted to approximately $485,000 at June 30, 2007. We had funds held at the factor of approximately $12,000 at June 30, 2006. We received $6.6 million of net proceeds in our private placement transaction in November 2005, which generated interest income in the second quarter of 2006.

        Provision for Income Tax

        There was no provision for income taxes during the three months ended June 30, 2007 and 2006. The provision for minimum tax payments due for Federal and state purposes was recorded during the three months ended March 31, 2007 and 2006. The deferred tax assets at June 30, 2007 represent the amounts that management believes are more likely than not to be realized. A valuation allowance has been provided for our deferred income tax asset related to net operating loss carryforwards of approximately $776,000. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses.

        Minority Interest

	THREE MONTHS ENDED JUNE 30, 2007	THREE MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
Minority Interest	$285,916	$--	*
* Not meaningful

        For the three months ended June 30, 2007, minority interest amounted to approximately $286,000. There was no minority interest recorded during the three months ended June 30, 2006. Effective January 1, 2007, William Rast Sourcing will pay William Rast Enterprises a minimum quarterly minority interest distribution of 6% of applicable net sales generated by William Rast Sourcing during the quarterly period, and William Rast Licensing will pay William Rast Enterprises a minimum quarterly minority interest distribution of 3% of applicable net sales generated by William Rast Licensing during the quarterly period. Minority interest distributions are to be paid 45 days following the applicable quarter.

        Net Loss

	THREE MONTHS ENDED JUNE 30, 2007	THREE MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
Net loss	$(396,792)	$(410,542)	3.3%

        Our decrease in net loss is due primarily to increased net sales, gross profit and other income and a reduction in design and production expenses, offset by increased selling, and general administrative expenses and minority interest, as discussed above. Our net loss as a percentage of net sales for the three months ended June 30, 2007 decreased to 8.6% as compared to 12.4% of net sales for the three months ended June 30, 2006. Net loss decreased to approximately $397,000 in the second quarter of 2007 compared to $1,023,000 in the first quarter of 2007. The decrease in net loss in the second quarter of 2007 compared to the first quarter of 2007 was due primarily to increased sales and gross margin and decreased operating expenses, offset by minority interest during the three months ended June 30, 2007.

         Comparison of six months ended June 30, 2007 and six months ended June 30, 2006

        The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	SIX MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2006
Net sales	100.0%	100.0%
Cost of goods sold	53.2	59.6

Gross profit	46.8	40.4
Selling expenses	19.0	12.2
Design and production expenses	12.0	17.6
General and administrative expenses	30.2	22.1

Operating loss	(14.4)%	(11.5)%

        Net Sales

	SIX MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
Net Sales	$8,423,316	$6,466,075	30.3%

        The increase in net sales for the six months ended June 30, 2007 was due to the continued growth of our William Rast apparel line, which continues to be well received by our target retailers. We commenced operations of our William Rast business in May 2005 and began shipping our products in the fourth quarter of 2005.

        Gross Profit

	SIX MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
Gross Profit	$3,944,415	$2,612,616	51.0%

        Our gross margin increased to 46.8% for the six months ended June 30, 2007 from 40.4% for the six months ended June 30, 2006. The increase in gross profit as a percentage of net sales was due to economies of scale achieved in the manufacturing process of our products, modified production processes and increased selling prices. We will continue to seek out manufacturers, suppliers and other vendors with competitive pricing for quality products and services in an effort to continue to improve our gross margin.

        Selling Expenses

	SIX MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
Selling expenses	$1,602,028	$787,419	103.5%

        As a percentage of net sales, selling expenses increased to 19.0% for the six months ended June 30, 2007 compared to 12.2% for the six months ended June 30, 2006. The increase in selling expense for the six months ended June 30, 2007 is attributable to our increased promotion of our brands, the opening of our New York and Atlanta showrooms and the hiring of additional salaried sales staff in Los Angeles, New York and Atlanta. We also participated in additional tradeshows during the six months ended June 30, 2007 that we did not participate in during the same period in 2006.

        Design and Production Expenses

	SIX MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
Design and production expenses	$1,012,974	$1,138,662	11.0%

        Design and production expenses decreased during the six months ended June 30, 2007 compared to the six months ended June 30, 2006 due to a reduction in sample costs as we have decreased the amount of individual clothing items offered in our product lines. As a percentage of net sales, design and production expenses decreased to 12.0% for the six months ended June 30, 2007 compared to 17.6% for the six months ended June 30, 2006, as a result of net sales during the period increasing more rapidly than design and production expenses.

        General and Administrative Expenses

	SIX MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
General and administrative expenses	$2,540,485	$1,429,546	77.7%

        As a percentage of net sales, general and administrative expenses increased from 22.1% for the six months ended June 30, 2006 to 30.2% for the six months ended June 30, 2007. The increase in general and administrative expenses primarily related to increased professional fees, including fees related to public company reporting requirements, and the hiring of additional management personnel including our former president, other finance and administrative employees, and additional compensation costs, including costs related to stock option grants, and an increase in our allowance for doubtful accounts. Included in general and administrative expenses during the six months ended June 30, 2007 is approximately $155,000 of severance costs related to the termination of our president on June 7, 2007. In the second quarter of 2007, our Board of Directors authorized management to take certain actions to restructure our senior management team, including the appointment of our new Chief Executive Officer and Co-Chairman of our Board of Directors, Colin Dyne, the resignation of Daniel Guez as Chief Executive Officer and his appointment as Co-Chairman of our Board of Directors, the reduction of Mr. Guez’s salary, the termination of our president and the elimination of the president position within the Company, and the reduction of base salaries of our Chief Financial Officer and Chief Operating Officer. As a result of our senior management restructuring in the second quarter of 2007, we expect a net reduction in operating expenses of approximately $600,000 on an annualized basis.

        Interest Expense (Income)

	SIX MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
Interest Expense (Income)	$25,853	$(41,531)	*
* Not meaningful

        Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and up to $1 million on our eligible inventory. Outstanding borrowings under our factoring arrangements amounted to approximately $485,000 and at June 30, 2007. We had funds held at the factor of approximately $12,000 at June 30, 2006. We received $6.6 million of net proceeds in our private placement transaction in November 2005, which generated interest income during the six months ended June 30, 2006.

        Provision for Income Tax

	SIX MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
Provision for Income Tax	$3,200	$1,600	100.0%

        The provision for income taxes for the six months ended June 30, 2007 and 2006 represents the minimum tax payments due for Federal and state purposes. The deferred tax assets at June 30, 2007 represent the amounts that management believes are more likely than not to be realized. A valuation allowance has been provided for our deferred income tax asset related to net operating loss carryforwards of approximately $776,000. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses.

        Minority Interest

	SIX MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
Minority Interest	$285,916	$--	*
* Not meaningful

        For the six months ended June 30, 2007, minority interest amounted to approximately $286,000. There was no minority interest recorded during the six months ended June 30, 2006. Effective January 1, 2007, William Rast Sourcing will pay William Rast Enterprises a minimum quarterly minority interest distribution of 6% of applicable net sales generated by William Rast Sourcing during the quarterly period, and William Rast Licensing will pay William Rast Enterprises a minimum quarterly minority interest distribution of 3% of applicable net sales generated by William Rast Licensing during the quarterly period. Minority interest distributions are to be paid 45 days following the applicable quarter.

        Net Loss

	SIX MONTHS ENDED JUNE 30, 2007		SIX MONTHS ENDED JUNE 30, 2006	PERCENT CHANGE
Net loss	$(1,419,52	3)	$(703,080)	50.5%

        Our increase in net loss is due primarily to increased selling and general administrative expenses and minority interest, offset by increased net sales, gross profit and other income and a reduction in design and production expenses, as discussed above. Our net loss as a percentage of net sales for the six months ended June 30, 2007 increased to 16.9% as compared to 10.9% of net sales for the six months ended June 30, 2006.

Liquidity and Capital Resources

        As of June 30, 2007, we had cash and cash equivalents of approximately $76,000, a working capital balance of approximately $3.3 million and $2.4 million of availability from our factor. Our June 30, 2007 cash balance resulted from cash generated from operations and borrowings from our factor. As of June 30, 2007, advances from our factor totaled approximately $485,000. As of June 30, 2006, we had cash and cash equivalents of approximately $2.6 million plus approximately $12,000 of funds held at the factor, and a working capital balance of approximately $4.7 million. Our June 30, 2006 cash balance resulted primarily from 2005 financing activities. Pursuant to a private placement transaction with institutional investors and other high net worth individuals that closed on November 23, 2005, we sold series A convertible preferred stock and received $6.6 million in net proceeds after broker commissions and expense and accounting, legal and other expenses.

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

        Cash Flows

        We currently satisfy our working capital requirements primarily through borrowings from our factor and cash flows generated from operations. For the six months ended June 30, 2007, we had a net increase in cash of approximately $13,000. Cash flows from operating, financing and investing activities for the six months ended June 30, 2007 and 2006 are summarized in the following table:

	SIX MONTHS ENDED JUNE 30,
ACTIVITY:	2007	2006
Operating activities	$219,000	$(1,469,000)
Investing activities	(206,000)	(445,000)

Net increase (decrease) in cash and cash
equivalents	$13,000	$(1,914,000)

        Operating Activities

        Net cash provided by operating activities was approximately $219,000 for the six months ended June 30, 2007. Net cash used in operating activities was approximately $1,469,000 for the six months ended June 30, 2006. Cash provided by operating activities for the six months ended June 30, 2007 resulted primarily from decreased receivables, offset by a net loss of approximately $1,420,000 and decreased accounts payable and accrued expenses. Cash used in operating activities for the six months ended June 30, 2006 resulted primarily from a net loss of approximately $703,000 and increased receivables and inventories, offset by increased accounts payable and accrued expenses.

        Investing Activities

        Net cash used in investing activities was approximately $206,000 and $445,000 for the six months ended June 30, 2007 and 2006, respectively. Net cash used in investing activities for the six months ended June 30, 2007 consisted of capital expenditures primarily for computer software and trademark costs. Net cash used in investing activities for the six months ended June 30, 2006 consisted of capital expenditures primarily for computer software, office equipment, furniture and fixtures, leasehold improvements and trademark costs.

        Financing Activities

        There were no financing activities during the six months ended June 30, 2007 and 2006.

        Factoring Agreements

        Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable. Interest is charged at prime plus 1%. As of June 30, 2007 and 2006, total factored accounts receivable included in due from factor amounted to approximately $2,177,000 and $2,027,000, respectively. Outstanding advances as of June 30, 2007 amounted to approximately $485,000, and are included in the due from factor balance. Matured funds held by the factor amounted to approximately $12,000 as of June 30, 2006. On October 1, 2006, we increased our borrowing capacity under our factoring agreements to include inventory financing agreements pursuant to which we may borrow up to 50% of our eligible inventory (as defined in the agreement), up to a maximum of $1 million. Interest is charged at prime plus 1%. As of June 30, 2007, there were no outstanding borrowings under these inventory financing agreements.

Contractual Obligations and Off-Balance Sheet Arrangements

        The following summarizes our contractual obligations at June 30, 2007 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$614,064	$384,712	$229,352	$--	$--
Employment agreements	$623,926	$316,529	$307,397	$--	$--

Total	$1,237,990	$701,241	$536,749	$--	$--

        At June 30, 2007 and June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

        Under the terms of our operating agreements, we are required to make minimum quarterly minority interest cash distributions to the minority shareholder of our two subsidiaries, William Rast Sourcing, LLC and William Rast Licensing, LLC. Minimum quarterly minority interest cash distributions paid to William Rast Enterprises are based on net revenues, as defined in the operating agreements, generated by our subsidiaries, William Rast Sourcing and William Rast Licensing, during the applicable quarter. Effective January 1, 2007, William Rast Sourcing will pay William Rast Enterprises a minimum quarterly minority interest distribution of 6% of applicable net sales generated by William Rast Sourcing during the quarterly period, and William Rast Licensing will pay William Rast Enterprises a minimum quarterly minority interest distribution of 3% of applicable net sales generated by William Rast Licensing during the quarterly period. Minority interest distributions are to be paid 45 days following the applicable quarter.

        Factored accounts receivable may subject us to off-balance sheet risk. We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes and other customer claims. Factored accounts receivable with recourse amounted to $400,000 as of June 30, 2007.

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

        Both of our subsidiaries, Versatile Entertainment, Inc. and Bella Rose, LLC, were recently formed. Versatile was established in April 2001 to design, market, and distribute high-end casual apparel and commenced operation of its People’s Liberation business in July 2004. Versatile began shipping its products in the fourth quarter of 2004. Prior to July 2004, Versatile received commission and other income from various consulting arrangements provided by Daniel Guez. Bella Rose was formed in May of 2005, to design, market, and distribute high-end casual apparel under the brand name “William Rast.” Bella Rose began shipping its products in the fourth quarter of 2005. Because our subsidiaries only recently commenced their principal operations, we do not have a meaningful historical record of sales and revenues nor an established business track record. While we believe that we have the opportunity to be successful in the premium contemporary segment of the apparel industry, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenues or net income, from the sale of our products.

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

        Internationally, we sell our products primarily through distributors in Mexico, Canada, Scandinavia, Germany, the United Kingdom, Greece, Cyprus, and the Benelux Region of Europe, which includes Belgium, the Netherlands and Luxembourg. We are party to an agreement with a consultant who is responsible for negotiating exclusive distribution agreements with distributors outside of the United States. The consultant also manages People’s Liberation and William Rast’s current international distribution relationships. In exchange for his exclusive services to us, the consultant is paid a percentage of all our net sales to customers outside of the United States. In the event the consultant fails to successfully promote and sell our brands outside of the United States, our ability to locate and enter into distribution agreements with international distributors will be limited until the agreement with the consultant is terminated, as we have agreed not to engage another party to provide similar services to those provided by the consultant during the term of the agreement. This could also negatively impact our growth and future profitability. Also, in the event that the consultant and/or our international distributors fail to successfully market and sell our products, the reputation of our brands could be negatively impacted, and our sales and profitability would decline.

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

        We believe that we are poised for significant growth for the remainder of 2007. No assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables management. Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs, a further burden on our distribution facilities and also adversely impact our relations with retailers.

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

  the timing of our introduction of new product lines;
  the level of consumer acceptance of each new product line;
  general economic and industry conditions that affect consumer spending and retailer purchasing;
  the availability of manufacturing capacity;
  the timing of trade shows;
  the product mix of customer orders;
  the return of defective merchandise;
  the timing of the placement or cancellation of customer orders;
  transportation delays;
  quotas and other regulatory matters;
  the occurrence of charge backs in excess of reserves; and
  the timing of expenditures in anticipation of increased sales and actions of competitors.

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

        Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. A decrease in business from or loss of a major customer, such as one customer that accounted for 33.6% of our net sales for the six months ended June 30, 2007 and two customers that accounted for 27.9% and 10.6% of our net sales for the year ended December 31, 2006, could have a material adverse effect on the results of our operations. There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer’s credit is not approved by the factor or sales to a customer exceed the factor’s imposed limits, we could assume the collection risk on sales to the customer.

Our business is subject to risks associated with importing products.

        A portion of our import operations are subject to tariffs imposed on imported products and quotas imposed by trade agreements. In addition, the countries into which our products are imported may from time to time impose additional new duties, tariffs or other restrictions on their imports or adversely modify existing restrictions. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs or similar laws, could harm our business. We cannot assure that future trade agreements will not provide our competitors with an advantage over us, or increase our costs, either of which could have an adverse effect on our business and financial condition.

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

        We depend on independent contract manufacturers and suppliers of raw materials to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, labor shortage, continuing cost pressures and increased demands for product innovation and speed-to-market. This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality. In addition, a contractor’s failure to ship products to us in a timely manner or failure to meet the required quality standards could cause us to miss the delivery date requirements of our customers. The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability.

        For the six months ended June 30, 2007, four contractors accounted for approximately 46% of our purchases. For the year ended December 31, 2006, four contractors accounted for approximately 52% of our purchases. We do not have long-term contracts with any of our independent contractors, and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent that we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

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

        The loss of or inability to enforce the trademarks “William Rast” and “People’s Liberation” and our other proprietary designs, know-how and trade secrets could adversely affect our business. If any third party independently develops similar products to ours or manufactures knock-offs of our products, it may be costly to enforce our rights and we would not be able to compete as effectively. Additionally, the laws of foreign countries may provide inadequate protection of intellectual property rights, making it difficult to enforce such rights in those countries.

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

The loss of Daniel Guez and/or Colin Dyne would have an adverse effect on our future development and could significantly impair our ability to achieve our business objectives.

        Our success is largely dependent upon the expertise and knowledge of our founder, Creative Director and Co-Chairman of our Board of Directors, Daniel Guez, who is primarily responsible for developing our product lines. In addition, Mr. Guez is responsible for managing the William Rast business. We are also dependent on the expertise of our Chief Executive Officer, Colin Dyne, who we rely upon to formulate our business strategy. As a result of the unique skill sets and responsibilities of each of Mr. Guez and Mr Dyne, the loss of either Mr. Guez or Mr. Dyne would have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain “key person” life insurance on any of our management, including Mr. Guez or Mr. Dyne.

The requirements of the Sarbanes-Oxley Act, including section 404, are burdensome, and our failure to comply with them could have a material adverse affect on our business and stock price.

        Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. Our independent registered public accounting firm will need to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2008. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The process of strengthening our internal control over financial reporting and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any substantial efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal control over financial reporting that we will need will become more complex, and significantly more resources will be required to ensure our internal control over financial reporting remains effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

        We operate our business in the premium contemporary segment of the apparel industry. Currently, our competitors include companies and brands such as True Religion, Seven For All Mankind, Citizens of Humanity, J. Lindenberg, Theory, James Perse and Joe’s Jeans. We face a variety of competitive challenges including:

  anticipating and quickly responding to changing consumer demands that are dictated in part by fashion and season;
  developing innovative, high-quality products in sizes and styles that appeal to consumers;
  competitively pricing our products and achieving customer perception of value; and
  the need to provide strong and effective marketing support to maintain our brand image.

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

        To date, we have had a very limited trading volume in our common stock. For instance, for the year ended December 31, 2006, 1.5 million shares of our common stock were traded and for the six months ended June 30, 2007, approximately 4.5 million shares of our common stock were traded. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, our registration statement on Form SB-2 (as amended) is now effective. As a result, a substantial number of our shares of common stock became available for immediate resale. Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Rule 144 or otherwise, could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the sale of our securities.

Our common stock price is highly volatile.

        The market price of our common stock is likely to be highly volatile as the stock market in general has been highly volatile.

        Factors that could cause such volatility in our common stock may include, among other things:

  actual or anticipated fluctuations in our quarterly operating results;
  changes in financial estimates by securities analysts;
  conditions or trends in our industry; and
  changes in the market valuations of other comparable companies.

We do not foresee paying dividends in the near future.

        We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

Our officers and directors own a significant portion of our common stock, which could limit our stockholders’ ability to influence the outcome of key transactions.

        Our officers and directors and their affiliates own approximately 65% of our outstanding voting shares. As a result, our officers and directors are able to exert considerable influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

Item 3.     Controls and Procedures.

        Evaluation of Controls and Procedures

        Members of the Company’s management, including our Chief Executive Officer, Colin Dyne, and Chief Financial Officer, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Dyne and Barber concluded that our disclosure controls and procedures were effective as of June 30, 2007, the end of the period covered by this report.

        In May 2007, we identified a series of illegal acts committed by a former employee that had responsibilities related to the preparation of the Company’s financial statements. As a result of this embezzlement, management identified a material weakness in the Company’s controls and procedures surrounding the management of its cash accounts during the period of embezzlement, April 2006 through March 2007. Subsequent to March 31, 2007, we remedied this material weakness by modifying our controls and procedures for managing our cash accounts. Specifically, we have implemented controls that will safeguard against our employees having access to unissued checks. Management has concluded that our controls and procedures were effective as of the end of the period covered by this Report.

        Changes in Controls and Procedures

        Except as described above under Controls and Procedures with respect to our additional policies and procedures related to the management of our cash accounts, there were no changes during the three month period ended June 30, 2007 in our internal control or in other factors known to the Chief Executive Officer or the Chief Financial Officer that materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4.     Submission Of Matters To A Vote Of Security Holders.

        At our Annual Meeting of Stockholders held on June 18, 2007, our stockholders elected Daniel Guez, Colin Dyne, Dean Oakey, Susan White and Troy Carter to serve as Directors on our Board of Directors for one year and until their respective successors have been elected. Each director was elected by a vote of 23,981,371 shares in favor and 100 shares were withheld from voting for each director. There were no broker non-votes at the annual meeting. Immediately prior to and following the meeting, the Board of Directors was comprised of Daniel Guez, Colin Dyne, Dean Oakey, Susan White and Troy Carter.

Item 6.     Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title
10.1
Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, dated May 8, 2007. Incorporated by reference to the Company’s current report on Form 8-K (File No. 000-16075) filed with the Securities and Exchange Commission on May 14, 2007.

10.2	Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC, dated May 8, 2007. Incorporated by reference to the Company’s current report on Form 8-K (File No. 000-16075) filed with the Securities and Exchange Commission on May 14, 2007.

10.3	Addendum to Employment Agreement entered into on May 21, 2007, by and between the Company and Daniel S. Guez. Incorporated by reference to the Company’s current report on Form 8-K (File No. 000-16075) filed with the Securities and Exchange Commission on May 24, 2007.

10.4	Amended and Restated Employment Agreement entered into by and between the Company and Daniel Guez, dated June 19, 2007. Incorporated by reference to the Company’s current report on Form 8-K (File No. 000-16075) filed with the Securities and Exchange Commission on June 25, 2007.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007	People's Liberation, Inc. /s/ Darryn Barber By: Darryn Barber Its: Chief Financial Officer (Principal Financial and Accounting Officer)