Form 10QSB
period 2007-09-30
PEOPLES LIBERATION INC
filed 2007-11-14
CIK 791770

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

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

                                                           Yes [_]        No [X]

         As of November 14, 2007, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.

         Transitional Small Business Disclosure Format:    Yes [_]        No [X]

================================================================================

                            PEOPLE'S LIBERATION, INC.

                              INDEX TO FORM 10-QSB

                                                                            PAGE

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Consolidated Financial Statements.....................................3

         Consolidated Balance Sheets as of September 30, 2007 (unaudited)
           and December 31, 2006...............................................3

         Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2007 and September 30, 2006.....4

         Consolidated Statements of Cash Flows (unaudited) for the
           nine months ended September 30, 2007 and September 30, 2006.........5

         Notes to Consolidated Financial Statements (unaudited)................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............17

Item 3.  Controls and Procedures..............................................40

PART II  OTHER INFORMATION....................................................40

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........40

Item 6.  Exhibits.............................................................42

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            PEOPLE'S LIBERATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                                   September 30,  December 31,
                                                                                       2007           2006
                                                                                   -----------    -----------
                                                                                    (unaudited)
                                     Assets

Current Assets:
   Cash and cash equivalents ...................................................   $   613,923    $    62,389
   Due from factor .............................................................     1,769,656      2,772,773
   Accounts receivable, net of allowance for doubtful accounts .................       781,532      1,017,884
   Inventories .................................................................     3,134,535      2,846,181
   Refundable income taxes .....................................................        11,500         16,500
   Prepaid expenses and other current assets ...................................        91,302        140,486
   Deferred income taxes .......................................................        52,000         52,000
                                                                                   -----------    -----------
     Total current assets ......................................................     6,454,448      6,908,213

Property and equipment, net of accumulated depreciation and amortization .......       626,954        577,331
Trademarks, net of accumulated amortization ....................................       341,334        227,748
Intangible asset ...............................................................       428,572        428,572
Other assets ...................................................................        44,126         64,970
                                                                                   -----------    -----------
Total assets ...................................................................   $ 7,895,434    $ 8,206,834
                                                                                   ===========    ===========

                        Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts payable and accrued expenses .......................................   $ 2,085,485    $ 2,297,895
   Income taxes payable ........................................................          --            3,200
                                                                                   -----------    -----------
     Total current liabilities .................................................     2,085,485      2,301,095

Deferred tax liabilities .......................................................        61,000         61,000
                                                                                   -----------    -----------
     Total liabilities .........................................................     2,146,485      2,362,095
                                                                                   -----------    -----------

Stockholders' equity:
   Common stock, $0.001 par value, 150,000,000 shares authorized; 35,842,563 and
     34,942,563 shares issued and outstanding at September 30, 2007
     and December 31, 2006, respectively .......................................        35,842         34,942
   Additional paid-in capital ..................................................     7,655,019      6,930,194
   Accumulated Deficit .........................................................    (1,941,912)    (1,120,397)
                                                                                   -----------    -----------
Total stockholders' equity .....................................................     5,748,949      5,844,739
                                                                                   -----------    -----------
Total liabilities and stockholders' equity .....................................   $ 7,895,434    $ 8,206,834
                                                                                   ===========    ===========


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                       Three Months Ended              Nine Months Ended
                                                           September 30,                 September 30,
                                                   ----------------------------    ----------------------------
                                                       2007            2006            2007            2006
                                                   ------------    ------------    ------------    ------------
Net sales ......................................   $  6,236,671    $  5,063,724    $ 14,659,987    $ 11,529,799
Cost of goods sold .............................      3,155,667       2,710,316       7,634,568       6,563,775
                                                   ------------    ------------    ------------    ------------
 Gross profit ..................................      3,081,004       2,353,408       7,025,419       4,966,024
                                                   ------------    ------------    ------------    ------------

Selling expenses ...............................      1,024,594         655,349       2,626,622       1,442,768
Design and production ..........................        651,443         593,756       1,664,417       1,732,418
General and administrative .....................        956,268         985,810       3,496,753       2,415,356
                                                   ------------    ------------    ------------    ------------

 Total operating expenses ......................      2,632,305       2,234,915       7,787,792       5,590,542
                                                   ------------    ------------    ------------    ------------

Income (loss) from operations ..................        448,699         118,493        (762,373)       (624,518)
                                                   ------------    ------------    ------------    ------------

Interest expense (income), net .................         32,516         (14,355)         58,369         (55,886)
Other income ...................................        (13,926)           --          (120,444)           --
                                                   ------------    ------------    ------------    ------------
   Total other expense (income) ................         18,590         (14,355)        (62,075)        (55,886)
                                                   ------------    ------------    ------------    ------------

Income (loss) before income taxes and minority
interest .......................................        430,109         132,848        (700,298)       (568,632)
Provision for income taxes .....................          5,000            --             8,200           1,600
                                                   ------------    ------------    ------------    ------------
Net income (loss) before minority interest .....        425,109         132,848        (708,498)       (570,232)
                                                   ------------    ------------    ------------    ------------

Minority interest ..............................        172,899            --          (113,017)           --
                                                   ------------    ------------    ------------    ------------

Net income (loss) ..............................   $    598,008    $    132,848    $   (821,515)   $   (570,232)
                                                   ============    ============    ============    ============

 Basic weighted average income (loss) per common
 share (1) .....................................   $       0.02    $       0.00    $      (0.02)   $      (0.02)
 Diluted weighted average income (loss) per
 common share (1) ..............................   $       0.02    $       0.00    $      (0.02)   $      (0.02)

 Basic weighted average common shares
 outstanding (1) ...............................     34,962,128      34,371,134      34,949,156      33,769,563
 Diluted weighted average common shares
 outstanding (1) ...............................     35,051,984      34,371,134      34,949,156      33,769,563

(1) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2006, which became effective on January 5, 2006.

                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                            ----------------------------
                                                                                2007            2006
                                                                            ------------    ------------
Cash flows from operating activities:
  Net loss ..............................................................   $   (821,515)   $   (570,232)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
     Depreciation and amortization ......................................        123,917          64,679
     Increase in allowance for doubtful accounts ........................         43,000          38,000
     Stock based compensation ...........................................        209,682         173,749
     Changes in operating assets and liabilities:
       Receivables ......................................................      1,196,469      (1,432,168)
       Inventories ......................................................       (288,354)       (928,506)
       Refundable income taxes ..........................................          5,000            --
       Prepaid expenses and other current assets ........................        124,184         167,614
       Other assets .....................................................         20,844         (24,036)
       Accounts payable and accrued expenses ............................       (199,059)        (79,086)
       Income taxes payable .............................................        (16,549)        (25,800)
                                                                            ------------    ------------
         Net cash flows provided by (used in) operating activities ......        397,619      (2,615,786)
                                                                            ------------    ------------

Cash flows from investing activities:
  Acquisition of trademarks .............................................       (128,021)       (146,556)
  Acquisition of property and equipment .................................       (159,107)       (419,397)
                                                                            ------------    ------------
     Net cash flows used in investing activities ........................       (287,128)       (565,953)
                                                                            ------------    ------------

Cash flows from financing activities:
  Proceeds from private placement of common stock .......................        441,043            --
                                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents ....................        551,534      (3,181,739)
Cash and cash equivalents, beginning of period ..........................         62,389       4,528,276
                                                                            ------------    ------------
Cash and cash equivalents, end of period ................................   $    613,923    $  1,346,537
                                                                            ============    ============

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
  Interest paid .........................................................   $     32,517    $      1,837
  Income taxes paid .....................................................         19,749          27,400
  Non-cash financing transactions:
       Warrants issued in exchange for services .........................         75,000            --
       Conversion of convertible preferred stock and reverse stock split:
         Common stock ...................................................           --            32,846
         Additional paid-in capital .....................................           --         6,639,892
         Preferred stock Series A .......................................           --        (6,672,738)

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

         Warrants representing 3,375,000 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share and stock options representing 892,000 shares of common stock at exercise prices ranging from $0.50 to $1.25 per share were outstanding for the three months ended September 30, 2007, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

         Warrants representing 3,375,000 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share and stock options representing 1,839,000 shares of common stock at exercise prices ranging from $0.31 to $1.25 per share were outstanding for the nine months ended September 30, 2007, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

         Warrants representing 3,125,000 shares of common stock at exercise prices ranging from $1.25 to $2.00 per share and stock options representing 1,887,000 shares of common stock at an exercise price of $1.25 per share were outstanding for the three and nine months ended September 30, 2006, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

                                                INCOME         SHARES       PER SHARE
THREE MONTHS ENDED SEPTEMBER 30, 2007         (NUMERATOR)   (DENOMINATOR)     AMOUNT
-------------------------------------------   -----------    -----------   -----------
Basic income per share:
Income available to common stockholders ...   $   598,008     34,962,128   $      0.02

Effect of Dilutive Securities:
Options ...................................          --           89,856          --
Warrants ..................................          --             --            --
                                              -----------    -----------   -----------
Income available to common stockholders ...   $   598,008     35,051,984   $      0.02
                                              ===========    ===========   ===========

THREE MONTHS ENDED SEPTEMBER 30, 2006
-------------------------------------------
Basic income per share:
Income available to common stockholders ...   $   132,848     34,371,134   $      0.00

Effect of Dilutive Securities:
Options ...................................          --             --            --
Warrants ..................................          --             --            --
                                              -----------    -----------   -----------
Income available to common stockholders ...   $   132,848     34,371,134   $      0.00
                                              ===========    ===========   ===========

                                                 LOSS         SHARES (1)    PER SHARE
NINE MONTHS ENDED SEPTEMBER 30, 2007          (NUMERATOR)   (DENOMINATOR)     AMOUNT
-------------------------------------------   -----------    -----------   -----------
Basic loss per share:
Loss available to common stockholders .....   $  (821,515)    34,949,156   $     (0.02)

Effect of Dilutive Securities:
Options ...................................          --             --            --
Warrants ..................................          --             --            --
                                              -----------    -----------   -----------
Loss available to common stockholders .....   $  (821,515)    34,949,156   $     (0.02)
                                              ===========    ===========   ===========

                                                 LOSS         SHARES (1)    PER SHARE
NINE MONTHS ENDED SEPTEMBER 30, 2006          (NUMERATOR)   (DENOMINATOR)     AMOUNT
-------------------------------------------   -----------    -----------   -----------
Basic loss per share:
Loss available to common stockholders .....   $  (570,232)    33,769,563   $     (0.02)

Effect of Dilutive Securities:
Options ...................................          --             --            --
Warrants ..................................          --             --            --
                                              -----------    -----------   -----------
Loss available to common stockholders .....   $  (570,232)    33,769,563   $     (0.02)
                                              ===========    ===========   ===========

-----------------------------
(1) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2006, which became effective on January 5, 2006.

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

         During the three and nine months ended September 30, 2007, the Company granted 521,000 and 1,167,000 options to employees, officers and outside consultants at exercise prices ranging from $0.31 to $1.25 per share. During the three and nine months ended September 30, 2006, the Company issued 1,300,000 and 2,052,000 options to employees, officers, directors and outside consultants at an exercise price of $1.25 per share. Options to purchase 815,708 shares were exercisable as of September 30, 2007. Total stock based compensation expense for the three and nine months ended September 30, 2007 was approximately $41,000 and $210,000, respectively. The compensation expense recognized during the three and nine months ended September 30, 2007 did not change basic and diluted income
(loss) per share reported in our Statements of Operations. Total stock based compensation expense for the three and nine months ended September 30, 2006 was approximately $115,000 and $174,000. The compensation expense recognized during the three and nine months ended September 30, 2006 decreased basic and diluted income per share and increased basic and diluted loss per share reported in our Statements of Operations by $.01 per share, respectively. Total fair value of options granted to employees, officers and outside consultants during the three and nine months ended September 30, 2007 was approximately $129,000 and $327,000. Total fair value of options granted to employees, officers, directors and outside consultants during the three and nine months ended September 30, 2006 was approximately $718,000 and $1,052,000. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the "safe harbor" provisions provided in SAB 107. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the three months ended September 30, 2007 included a dividend yield of zero, a risk-free interest rate of 3.8%, expected term of 5.9 years and an expected volatility of 71.5%. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the nine months ended September 30, 2007 included a dividend yield of zero, a risk-free interest rate of 4.3%, expected term of 5.8 years and an expected volatility of 71.5%. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the three and nine months ended September 30, 2006 included a dividend yield of zero, a risk-free interest rate of 5.2%, expected term of 5.9 years and an expected volatility of 60.3%.

         The fair value of options granted to outside consultants will be adjusted until the options vest or there is a substantial performance commitment as provided by the Emerging Issues Task Force (EITF) 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES (EITF 96-18).

         For stock-based awards issued to employees, officers and directors, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the nine months ended September 30, 2007, expected forfeitures were immaterial and as such the Company is recognizing forfeitures as they occur.

5.       DUE FROM FACTOR

         Due from factor is summarized as follows:

Outstanding receivables:
  Without recourse ....................................             $ 2,846,456
  With recourse .......................................                 126,298
                                                                    -----------
                                                                      2,972,754
Advances ..............................................                (906,098)
Open credits ..........................................                (297,000)
                                                                    -----------
                                                                    $ 1,769,656
                                                                    ===========

6.       INVENTORIES

         Inventories are summarized as follows:

Piece goods and trim ...................................            $ 1,221,458
Work in process ........................................                295,158
Finished goods .........................................              1,617,919
                                                                    -----------
                                                                    $ 3,134,535
                                                                    ===========

7.       STOCKHOLDERS' EQUITY

         PRIVATE PLACEMENT OF COMMON STOCK

         On September 28, 2007, the Company sold an aggregate of 900,000 shares of its common stock at a purchase price of $0.50 per share for gross proceeds of $450,000 to various investors pursuant to the terms of subscription agreements entered into with each investor on that same date. Net proceeds after legal and other expenses amounted to approximately $441,000. On November 2, 2007, the Company sold an additional 160,000 shares of its common stock at a purchase price of $0.50 per share for net proceeds of $80,000 to an investor under the same terms and conditions.

         Pursuant to the terms of a certain registration rights agreement entered into with each investor, the Company agreed to provide the investors certain registration rights with respect to the shares under the Securities Act of 1933, as amended. The registration rights agreement provides that the Company shall file a registration statement with the Securities and Exchange Commission to register the resale of the shares by the investors and use commercially reasonable efforts to cause such registration statement to become and remain effective at least for a period ending with the first to occur of (i) the sale of the shares covered by the registration statement and (ii) the availability under Rule 144 for the investors to resell without restriction all of the shares covered by the registration statement.

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

         CAPITAL RAISE

         Immediately following the acquisition of Versatile and Bella Rose in November 2005, the Company received gross proceeds of approximately $7.8 million in a private placement transaction with institutional investors and other high net worth individuals. Pursuant to subscription agreements entered into with these investors, the Company sold 578,125.58 shares of series A convertible preferred stock at a price per share of $13.5135, which subsequently converted into 6,250,000 shares of common stock on a post reverse stock split basis. The Company also issued to the investors five-year warrants to purchase an aggregate of 2,500,000 shares of common stock with an exercise price of $2.00 per share. After broker commissions and expenses and accounting, legal and other expenses, the Company received net proceeds of approximately $6.6 million in the capital raise. The warrants were valued at approximately $808,000 using the Black Scholes valuation model. The intrinsic value of the conversion feature related to the issuance of the series A convertible preferred stock to investors amounted to approximately $4.9 million. The effect of recording the beneficial conversion feature on the December 31, 2005 financial statements was an increase in the additional paid-in capital of $4.9 million and an offsetting decrease in additional paid-in capital of the same amount.

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

8.       SENIOR MANAGEMENT RESTRUCTURING

         On October 2, 2007, Daniel Guez, who served as the Company's Creative Director, resigned from his position with the Company. In connection with Mr. Guez's resignation, the Company entered into a separation agreement and mutual release with Mr. Guez. The separation agreement provides that the certain amended and restated employment agreement dated June 19, 2007 between the Company and Mr. Guez is terminated and of no further force or effect, and that except as provided in the separation agreement, all responsibilities, duties and obligations of Mr. Guez to the Company and of the Company to Mr. Guez under the employment agreement are terminated and of no further force or effect.

         The separation agreement provides that the Company will pay Mr. Guez three months of his base salary of $16,667 per month, and three months of his automobile allowance of $1,200 per month. In addition, Mr. Guez and his eligible family members will continue to receive medical benefits for a period of twelve months from the date of his resignation. The separation agreement also provides that, prior to November 30, 2007, Mr. Guez will not sell or otherwise dispose of any shares of the Company's common stock beneficially owned by him. In addition, Mr. Guez has granted the Company a right of first refusal to purchase any of his shares of common stock if he intends to sell in a public sale prior to the earlier of January 31, 2008 and the date when Mr. Guez beneficially owns less than 10% of the Company's common stock then issued and outstanding.

         On October 12, 2007, Mr. Guez resigned as a member of the Board of Directors of the Company.

         On September 21, 2007, the Board of Directors appointed Kenneth Wengrod as a director to fill a vacancy on the Board. Kenneth Wengrod currently serves as President of FTC Commercial Corp., a company which he founded in 2002 and in which he continues to hold a minority equity position. FTC is a global finance commercial service company primarily focused in the apparel industry. Prior to 2002, Mr. Wengrod held various positions including Chief Financial Officer and General Manager of Meridian Textiles f/k/a Mark Fabrics, Chief Operating Officer of Rampage Clothing Co., and Senior Vice President of Barclays Commercial Corp. In connection with Mr. Wengrod's appointment as a director, on September 21, 2007, the Company granted to Mr. Wengrod a ten year non-qualified option to purchase 24,000 shares of the Company's common stock at an exercise price of $0.50 per share pursuant to the Company's 2005 Stock Incentive Plan. The Company is party to various factoring agreements with FTC as further described in the Liquidity and Capital Resources section of Management's Discussion and Analysis or Plan of Operation included in this report.

         In the second quarter of 2007, the Company's Board of Directors authorized management to take certain actions to restructure its senior management team, including the appointment of a new Chief Executive Officer and Co-Chairman of the Board of Directors, Colin Dyne, the resignation of Daniel Guez as Chief Executive Officer and his appointment as Co-Chairman of the Board of Directors, the reduction of Mr. Guez's salary, the termination of the Company's president and the elimination of the president position within the Company, and the reduction of base salaries of the Company's Chief Financial Officer and Chief Operating Officer.

         On June 5, 2007, the Company's Board of Directors approved the award to each of Darryn Barber and Thomas Nields of options to purchase 150,000 shares of the Company's common stock. The options have an exercise price of $0.46 per share, the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on the date of the award, are fully vested, and have a term of ten years.

9.       CONSULTING AGREEMENTS

         Effective October 1, 2007, the Company entered into a consulting agreement with Europlay Capital Advisors, LLC. Under the terms of the consulting agreement, Europlay Capital Advisors will be the Company's exclusive financial advisor to raise capital and provide other financial advisory and investment banking services to the Company for a term of one year. Europlay Capital Advisors will receive a fee for the successful completion of a financing transaction or acquisition at a negotiated rate. In conjunction with the consulting agreement, the Company issued to Europlay Capital Advisors a warrant to purchase 250,000 shares of the Company's common stock at an exercise price of $0.50 per share. The warrant vests over the term of the consulting agreement and has a term of five years.

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

         On November 9, 2007, the limited liability company operating agreement of William Rast Sourcing, LLC was further amended to reflect a modification of the distributions to WRE. For the calendar quarters ending June 30, 2007, September 30, 2007 and December 31, 2007, all cash distributions William Rast Sourcing, LLC is required to pay to WRE pursuant to the amended and restated Operating Agreement shall not be paid or accrued for future payment with respect to such calendar quarters.

         Total minority interest recorded for the three months ended September 30, 2007 amounted to $172,899 and represents distributions that were accrued for the calendar quarter ended June 30, 2007 that will not be paid as a result of the amendment dated November 9, 2007. Total minority interest distributions recorded in the nine months ended September 30, 2007 amounted to $113,016 and represents distributions for the calendar quarter ended March 31, 2007, which were paid in May 2007. Distributions to WRE are recorded as minority interest in the Company's consolidated statements of operations.

         On November 13, 2007, the Company issued a warrant to purchase 150,000 shares of its common stock to WRE. The warrant has an exercise price of $0.40, vests immediately and has a term of five years. The warrant was valued at approximately $35,000 using the Black Scholes valuation model.

11.      EMPLOYEE EMBEZZLEMENT

         In May 2007, the Company's management identified a series of illegal acts committed by a former employee that had responsibilities related to the preparation of the Company's financial statements. The Company performed an investigation of the illegal acts and determined that approximately $108,000 had been embezzled from the Company beginning April 2006 through March 2007, of which approximately $11,000 occurred in the first quarter of 2007. The Company has implemented additional control procedures surrounding the management of its cash accounts in order to mitigate the risk of embezzlement in the future. In May 2007, the Company received proceeds of approximately $98,000 from its insurance company as a result of this claim against its employee practices policy.

12.      OFF BALANCE SHEET RISK AND CONTINGENCIES

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At September 30, 2007, total factor receivables approximated $2,973,000.

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

13.      NEW ACCOUNTING PRONOUNCEMENTS

         In June 2006, the Financial Accounting Standards Board ("FASB") issued FIN 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes the recognition threshold and measurement criteria for determining the tax benefit amounts to recognize in financial statements. This interpretation is effective for the Company beginning January 1, 2007. The Company has evaluated the potential impact of adopting this interpretation and has determined that it does not have a material effect on the Company's consolidated financial statements.

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

         In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140", that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provision of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if applicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. SFAS No. 156 is effective as of the beginning of an entity's fiscal year that begins after September 15, 2006. The Company has evaluated the potential impact of adopting this Statement and has determined that it does not have a material effect on the Company's consolidated financial statements.

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

         In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires employers to (a) recognize in its statement of financial position the funded status of a benefit plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, "Employer's Accounting for Pensions" or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (c) measure defined benefit plan assets and obligations as of the date of the employer's statement of financial position and (d) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS 158 are to be applied prospectively upon adoption. For companies with publicly traded equity securities, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after June 15, 2007, while the requirement to measure plan assets and benefit obligations as of the date of the employer's statement of financial position is effective for fiscal years ending after December 15, 2008, with earlier application encouraged. The Company believes the adoption of this pronouncement will not have any material effect on the Company's consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The

Company does not believe that the adoption of SFAS No. 159 will have a material effect on the Company's consolidated financial statements.

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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF PEOPLE'S LIBERATION, INC. FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         We design, market and sell high-end casual apparel under the brand names "People's Liberation" and "William Rast." The majority of the merchandise we offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, we distribute our merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus, Lisa Klein, Lulu's Boutique and Fred Segal. Internationally, in select countries, we sell our products directly and through distributors to better department stores and boutiques, such as TNT in Canada, Jades in Germany and Harvey Nichols in the United Kingdom. We are headquartered in Los Angeles, California.

         We sell our products through our own sales force based in Los Angeles, New York, Atlanta and Dallas. Additionally, we operate showrooms in Los Angeles, New York and Atlanta with dedicated salaried and commissioned sales staff and in-house salaried sales executives in Los Angeles. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support. We ship products to and invoice our United States customers directly from warehouse facilities located in or around Los Angeles, California. Under agreements with third-party warehouses, we outsource all of our finished good shipping, receiving and warehouse functions.

         People's Liberation brand products are available in Germany and Canada through our exclusive international distributors. William Rast brand products are available through our exclusive international distributors in Germany, Canada, Greece, Cyprus, and the Benelux Region of Europe, which includes Belgium, the Netherlands and Luxembourg. Our distributors purchase products at a discount for resale in their respective territories. Our distributors market, sell, warehouse and ship People's Liberation and

William Rast brand products at their expense. We anticipate growing our international distribution channels across new territories.

         We use third party contract manufacturers to produce our finished goods from facilities located primarily in Los Angeles, California. For the majority of our denim products, we purchase fabric and trim from suppliers who deliver these components directly to us to be cut, sewn, washed and finished by our contract manufacturers. For the majority of our knits and other products, our contract manufacturers purchase all components necessary to deliver finished products to us. As our sales increase, we intend to expand the number of contract manufacturers we use, both domestically and internationally, to perform some or all of the manufacturing processes required to produce finished products.

         We operate exclusively in the premium contemporary segment of the apparel industry, which is characterized by lower volume sales of higher margin products. Our future success depends in part on the continued demand by consumers for high-end casual apparel, which in recent years has contributed to a proliferation of brands such as True Religion, Seven For All Mankind, Citizens of Humanity, Theory, Rock & Republic and Joe's Jeans. We anticipate that the premium contemporary segment of the apparel industry will become increasingly competitive because of the consumer demand for apparel in this segment, as well as the high retail prices consumers are willing to spend for such goods. An increase in the number of brands competing in the premium contemporary segment of the apparel industry could result in reduced shelf space for our brands at better department stores and boutiques, our primary customers.

SIGNIFICANT DEVELOPMENTS

         On October 2, 2007, Daniel Guez, who served as our Creative Director, resigned from his position with the Company. In connection with Mr. Guez's resignation, we entered into a separation agreement and mutual release with Mr. Guez. The separation agreement provides that the certain amended and restated employment agreement dated June 19, 2007 between the Company and Mr. Guez is terminated and of no further force or effect, and that except as provided in the separation agreement, all responsibilities, duties and obligations of Mr. Guez to the Company and of the Company to Mr. Guez under the employment agreement are terminated and of no further force or effect.

         The separation agreement provides that we will pay Mr. Guez three months of his base salary of $16,667 per month, and three months of his automobile allowance of $1,200 per month. In addition, Mr. Guez and his eligible family members will continue to receive medical benefits for a period of twelve months from the date of his resignation. The separation agreement also provides that, prior to November 30, 2007, Mr. Guez will not sell or otherwise dispose of any shares of our common stock beneficially owned by him. In addition, Mr. Guez has granted us a right of first refusal to purchase any of our shares of common stock if he intends to sell in a public sale prior to the earlier of January 31, 2008 and the date when Mr. Guez beneficially owns less than 10% of our common stock then issued and outstanding.

         On October 12, 2007, Mr. Guez resigned as a member of our Board of Directors.

         On September 21, 2007, our Board of Directors appointed Kenneth Wengrod as a director to fill a vacancy on the Board. Kenneth Wengrod currently serves as President of FTC Commercial Corp., a company which he founded in 2002 and in which he continues to hold a minority equity position. FTC is a global finance commercial service company primarily focused in the apparel industry. Prior to 2002, Mr. Wengrod held various positions including Chief Financial Officer and General Manager of Meridian Textiles f/k/a Mark Fabrics, Chief Operating Officer of Rampage Clothing Co., and Senior Vice President of Barclays Commercial Corp.

         In the second quarter of 2007, our Board of Directors authorized management to take certain actions to restructure our senior management team, including the appointment of our new Chief Executive Officer and Co-Chairman of our Board of Directors, Colin Dyne, the resignation of Daniel Guez as Chief Executive Officer and his appointment as Co-Chairman of our Board of Directors, the reduction of Mr. Guez's salary, the termination of our president and the elimination of the president position within the Company, and the reduction of base salaries of our Chief Financial Officer and Chief Operating Officer.

         In July 2007, we signed an exclusive two-year distribution agreement with Fashion Deal BVBA for the distribution of all William Rast branded men's and women's denim, knit and woven apparel in Belgium, the Netherlands and Luxembourg. Fashion Deal BVBA is an exclusive importer and distributor of brand name clothing and shoes in the Benelux Region of Europe. Fashion Deal will commence marketing our William Rast apparel line with its spring/summer 2008 collection.

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

         On November 9, 2007, the limited liability company operating agreement of William Rast Sourcing, LLC was further amended to reflect a modification of the distributions to WRE. For the calendar quarters ending June 30, 2007, September 30, 2007 and December 31, 2007, all cash distributions William Rast Sourcing, LLC is required to pay to WRE pursuant to the amended and restated Operating Agreement shall not be paid or accrued for future payment with respect to such calendar quarters.

         Total minority interest recorded for the three months ended September 30, 2007 amounted to $172,899 and represents distributions that were accrued for the calendar quarter ended June 30, 2007 that will not be paid as a result of the amendment dated November 9, 2007. Total minority interest distributions recorded in the nine months ended September 30, 2007 amounted to $113,016 and represents distributions for the calendar quarter ended March 31, 2007, which were paid in May 2007. Distributions to WRE are recorded as minority interest in our consolidated statements of operations.

         On November 13, 2007, we issued a warrant to purchase 150,000 shares of our common stock to WRE. The warrant has an exercise price of $0.40, vests immediately and has a term of five years.

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

RESULTS OF OPERATIONS


     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2007 AND THREE MONTHS ENDED SEPTEMBER 30, 2006

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                 THREE MONTHS     THREE MONTHS
                                                    ENDED            ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                     2007             2006
                                                 -------------    -------------
Net sales ....................................           100.0%           100.0%
Cost of goods sold ...........................            50.6             53.5
                                                 -------------    -------------
Gross profit .................................            49.4             46.5
Selling expenses .............................            16.4             13.0
Design and production expenses ...............            10.5             11.7
General and administrative expenses ..........            15.3             19.5
                                                 -------------    -------------
Operating income .............................             7.2%             2.3%
                                                 =============    =============

         NET SALES

                             THREE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Net Sales .......  $        6,236,671   $        5,063,724                 23.2%

         The increase in net sales for the three months ended September 30, 2007 was due to the continued growth of our William Rast apparel line, which continues to be well received by our target retailers. We commenced operations of our William Rast business in May 2005 and began shipping our products in the fourth quarter of 2005. Net sales increased approximately $1.6 million to $6.2 million in the third quarter of 2007 from $4.6 million in the second quarter of 2007. This increase was due primarily to the seasonality of our product mix.

         GROSS PROFIT

                             THREE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Gross Profit ....  $        3,081,004   $        2,353,408                 30.9%

         Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight and overhead expenses. Overhead expenses primarily consist of third party warehouse and shipping costs. Our gross margin increased to 49.4% for the three months ended September 30, 2007 from 46.5% for the three months ended September 30, 2006. The increase in gross profit as a percentage of net sales was due to economies of scale achieved in the manufacturing process of our products, modified production processes and increased selling prices. Gross profit as a percentage of net sales increased from 48.7% for the second quarter of 2007 to 49.4% for the third quarter of 2007. This increase resulted primarily from increased sales of higher margin William Rast men's and women's denim products and decreased returns, allowances and discounts in the third quarter of 2007.

         SELLING EXPENSES

                             THREE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Selling expenses . $        1,024,594   $          655,349                 56.3%

         Selling expense for the three months ended September 30, 2007 and 2006 primarily related to tradeshow, sales commissions and salaries, promotion and marketing, travel and showroom expenses. As a percentage of net sales, selling expenses increased to 16.4% for the three months ended September 30, 2007 compared to 13.0% for the three months ended September 30, 2006. The increase in selling expense for the three months ended September 30, 2007 is attributable to our increased promotion of our brands, the opening of our New York and Atlanta showrooms and the hiring of additional salaried sales staff in Los Angeles, New York and Atlanta. Selling expenses increased approximately $311,000 to $1,025,000 (or 16.4% of net sales) in the third quarter of 2007 from $714,000 (or 15.5% of net sales) in the second quarter of 2007. This increase was due primarily to our participation in additional tradeshows in the third quarter of 2007.

         DESIGN AND PRODUCTION EXPENSES

                              THREE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Design and
  production
  expenses ......  $          651,443   $          593,756                  9.7%

         Design and production expenses for the three months ended September 30, 2007 and 2006 primarily related to design salaries and sample costs. As a percentage of net sales, design and production expenses decreased to 10.5% for the three months ended September 30, 2007 compared to 11.7% for the three months ended September 30, 2006. The increase in design and production expense in the third quarter of 2007 compared to the third quarter of 2006 is due to an increase in sample and other design costs during the quarter. Design and production expenses increased approximately $160,000 to $651,000 in the third quarter of 2007 from $491,000 in the second quarter of 2007. This increase was due to the hiring of additional salaried design staff and an increase in sample and other design costs during the third quarter of 2007.

         GENERAL AND ADMINISTRATIVE EXPENSES

                             THREE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
General and
  administrative
  expenses ......  $          956,268   $          985,810                (3.0)%

         General and administrative expenses for the three months ended September 30, 2007 and 2006 primarily related to salaries, professional fees and facility costs. As a percentage of net sales, general and administrative expenses decreased to 15.3% for the three months ended September 30, 2007 from 19.5% for three months ended September 30, 2006. The decrease in general and administrative expenses primarily related to decreased finance and administrative salaries, including a decrease in additional compensation costs related to stock option grants, offset by increased facility costs and other administrative expenses. General and administrative expenses decreased approximately $289,000 to $956,000 in the third quarter of 2007 from $1,245,000 in the second quarter of 2007. As a percentage of net sales, general and administrative expenses decreased to 15.3% in the third quarter of 2007 from 27.0% in the second quarter of 2007. Included in general and administrative expenses during the second quarter of 2007 is approximately $155,000 of severance costs related to the termination of our president on June 7, 2007. In the second quarter of 2007, our Board of Directors authorized management to take certain actions to restructure our senior management team, including the appointment of our new Chief Executive Officer and Co-Chairman of our Board of Directors, Colin Dyne, the resignation of Daniel Guez as Chief Executive Officer and his appointment as Co-Chairman of our Board of Directors, the reduction of Mr. Guez's salary, the termination of our president and the elimination of the president position within the Company, and the reduction of base salaries of our Chief Financial Officer and Chief Operating Officer. In October 2007, Mr. Guez resigned from all positions with the company, including as a member of our Board of Directors.

         INTEREST EXPENSE (INCOME)

                             THREE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Interest Expense
  (Income) ......  $           32,516   $          (14,355)           *

*  Not meaningful

         Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and up to $1 million on our eligible inventory. Outstanding borrowings under our factoring arrangements amounted to approximately $906,000 at September 30, 2007. On October 23, 2007, our borrowing availability under our inventory financing agreement was increased to a maximum of $1.3 million. We had funds held at the factor of approximately $49,000 at September 30, 2006. We received $6.6 million of net proceeds in our private placement transaction in November 2005, which generated interest income in the third quarter of 2006.

         PROVISION FOR INCOME TAX

                             THREE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Provision for
  Income Tax ....  $            5,000   $           --                *

*  Not meaningful

         The provision for income taxes for the three months ended September 30, 2007 represents the write-down of refundable income taxes to the amount we expect to be repaid in the future. There was no provision for income taxes during the three months ended September 30, 2006. The provision for minimum state tax payments was recorded during the three months ended March 31, 2007 and 2006. The deferred tax assets at September 30, 2007 represent the amounts that management believes are more likely than not to be realized. A valuation allowance has been provided for our deferred income tax asset related to net operating loss carryforwards. As of September 30, 2007, total net operating losses available to carryforward to future periods amounted to approximately $2.2 million. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses.

         MINORITY INTEREST

                             THREE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Minority
  Interest ......  $          172,899   $           --                *

*  Not meaningful

         Effective January 1, 2007, William Rast Sourcing will pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% of applicable net sales generated by William

Rast Sourcing during the quarterly period, and William Rast Licensing will pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 3% of applicable net sales generated by William Rast Licensing during the quarterly period. On November 9, 2007, the limited liability company operating agreement of William Rast Sourcing, LLC was further amended to reflect a modification of the distributions to William Rast Enterprises. For the calendar quarters ending June 30, 2007, September 30, 2007 and December 31, 2007, all cash distributions William Rast Sourcing, LLC is required to pay to William Rast Enterprises pursuant to the amended and restated operating agreement shall not be paid or accrued for future payment with respect to such calendar quarters. Total minority interest recorded for the three months ended September 30, 2007 amounted to $172,899 and represents distributions that were accrued for the calendar quarter ended June 30, 2007 that will not be paid as a result of the amendment dated November 9, 2007. There was no minority interest recorded during the three months ended September 30, 2006.

         NET INCOME

                             THREE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Net income ......  $          598,008   $          132,848                350.1%

         Our increase in net income is due primarily to increased net sales, gross profit and a reduction in general and administrative expenses, offset by increased selling, design and production expenses, as discussed above. Our net income as a percentage of net sales for the three months ended September 30, 2007 increased to 9.6% as compared to 2.6% for the three months ended September 30, 2006. Net income increased to approximately $598,000 in the third quarter of 2007 compared to a net loss of $397,000 in the second quarter of 2007. The increase in net income in the third quarter of 2007 compared to a net loss in the second quarter of 2007 was due primarily to increased sales and gross margin and a reduction in minority interest and general and administrative expenses, offset by increased selling and design and production expenses during the three months ended September 30, 2007.

         COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2006

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                   2007               2006
                                               -------------     -------------
Net sales ....................................         100.0%            100.0%
Cost of goods sold ...........................          52.1              56.9
                                               -------------     -------------
Gross profit .................................          47.9              43.1
Selling expenses .............................          17.9              12.5
Design and production expenses ...............          11.4              15.0
General and administrative expenses ..........          23.8              21.0
                                               -------------     -------------
Operating loss ...............................          (5.2)%            (5.4)%
                                               =============     =============

         NET SALES

                              NINE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Net Sales .......  $       14,659,987   $       11,529,799                 27.1%

         The increase in net sales for the nine months ended September 30, 2007 was due to the continued growth of our William Rast apparel line, which continues to be well received by our target retailers. We commenced operations of our William Rast business in May 2005 and began shipping our products in the fourth quarter of 2005.

         GROSS PROFIT

                              NINE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Gross Profit ....  $        7,025,419   $        4,966,024                 41.5%

         Our gross margin increased to 47.9% for the nine months ended September 30, 2007 from 43.1% for the nine months ended September 30, 2006. The increase in gross profit as a percentage of net sales was due to economies of scale achieved in the manufacturing process of our products, modified production processes and increased selling prices. We will continue to seek out manufacturers, suppliers and other vendors with competitive pricing for quality products and services in an effort to continue to improve our gross margin.

         SELLING EXPENSES

                              NINE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Selling expenses . $        2,626,622   $        1,442,768                 82.1%

         As a percentage of net sales, selling expenses increased to 17.9% for the nine months ended September 30, 2007 compared to 12.5% for the nine months ended September 30, 2006. The increase in selling expense for the nine months ended September 30, 2007 is attributable to our increased promotion of our brands, the opening of our New York and Atlanta showrooms and the hiring of additional salaried sales staff in Los Angeles, New York and Atlanta. We also participated in additional tradeshows during the nine months ended September 30, 2007 that we did not participate in during the same period in 2006.

         DESIGN AND PRODUCTION EXPENSES

                              NINE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Design and
  production
  expenses ......  $        1,664,417   $        1,732,418                (3.9)%

         Design and production expenses decreased during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 due to a reduction in sample costs as we have decreased the amount of individual clothing items offered in our product lines. As a percentage of net sales, design and production expenses decreased to 11.4% for the nine months ended September 30, 2007 compared to 15.0% for the nine months ended September 30, 2006.

         GENERAL AND ADMINISTRATIVE EXPENSES

                              NINE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
General and
  administrative
  expenses ......  $        3,496,753   $        2,415,346                 44.8%

         As a percentage of net sales, general and administrative expenses increased to 23.8% for the nine months ended September 30, 2007 from 21.0% for the nine months ended September 30, 2006. The increase in general and administrative expenses primarily related to increased professional fees, including fees related to public company reporting requirements, and the hiring of additional management personnel including our former president, other finance and administrative employees, and additional compensation costs, including costs related to stock option grants, and an increase in our allowance for doubtful accounts. Included in general and administrative expenses during the nine months ended September 30, 2007 is approximately $155,000 of severance costs related to the termination of our president on June 7, 2007. In the second quarter of 2007, our Board of Directors authorized management to take certain actions to restructure our senior management team, including the appointment of our new Chief Executive Officer and Co-Chairman of our Board of Directors, Colin Dyne, the resignation of Daniel Guez as Chief Executive Officer and his appointment as Co-Chairman of our Board of Directors, the reduction of Mr. Guez's salary, the termination of our president and the elimination of the president position within the Company, and the reduction of base salaries of our Chief Financial Officer and Chief Operating Officer. In October 2007, Mr. Guez resigned from all positions with the company, including as a member of our Board of Directors.

         INTEREST EXPENSE (INCOME)

                               NINE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Interest
  Expense
  (Income) ......  $           58,369   $          (55,886)           *

*  Not meaningful

         Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and up to $1 million on our eligible inventory. Outstanding borrowings under our factoring arrangements amounted to approximately $906,000 at September 30, 2007. On October 23, 2007, our borrowing availability under our inventory financing agreement was increased to a maximum of $1.3 million. We had funds held at the factor of approximately $49,000 at September 30, 2006. We received $6.6 million of net proceeds in our private placement transaction in November 2005, which generated interest income during the nine months ended September 30, 2006.

         PROVISION FOR INCOME TAX

                              NINE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Provision for
  Income Tax ....  $            8,200   $            1,600            *

*  Not meaningful

         The provision for income taxes for the nine months ended September 30, 2007 represents the minimum tax payments due for state purposes and the write-down of refundable income taxes to the amount we expect to be repaid in the future. The provision for income taxes for the nine months ended September 30, 2006 represents the minimum tax payments due for state purposes. The deferred tax assets at September 30, 2007 represent the amounts that management believes are more likely than not to be realized. A valuation allowance has been provided for our deferred income tax asset related to net operating loss carryforwards. As of September 30, 2007, total net operating losses available to carryforward to future periods amounted to approximately $2.2 million. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses.

         MINORITY INTEREST

                              NINE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Minority
  Interest ......  $         (113,017)  $            --                *

*  Not meaningful

         Effective January 1, 2007, William Rast Sourcing will pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% of applicable net sales generated by William

Rast Sourcing during the quarterly period, and William Rast Licensing will pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 3% of applicable net sales generated by William Rast Licensing during the quarterly period. On November 9, 2007, the limited liability company operating agreement of William Rast Sourcing, LLC was further amended to reflect a modification of the distributions to William Rast Enterprises. For the calendar quarters ending June 30, 2007, September 30, 2007 and December 31, 2007, all cash distributions William Rast Sourcing, LLC is required to pay to William Rast Enterprises pursuant to the amended and restated operating agreement shall not be paid or accrued for future payment with respect to such calendar quarters. Total minority interest distributions recorded in the nine months ended September 30, 2007 amounted to $113,016 and represents distributions for the calendar quarter ended March 31, 2007, which were paid in May 2007. There was no minority interest recorded during the nine months ended September 30, 2006.

         NET LOSS

                              NINE MONTHS ENDED
                   ---------------------------------------
                   SEPTEMBER 30, 2007   SEPTEMBER 30, 2006     PERCENT CHANGE
                   ------------------   ------------------   ------------------
Net loss ........  $         (821,515)  $         (570,232)                44.1%

         Our increase in net loss is due primarily to increased operating expenses and minority interest, offset by increased net sales, gross profit and other income, as discussed above. Our net loss as a percentage of net sales for the nine months ended September 30, 2007 increased to 5.6% as compared to 4.9% of net sales for the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2007, we had cash and cash equivalents of approximately $614,000, a working capital balance of approximately $4.4 million and $2.6 million of availability from our factor. Our September 30, 2007 cash balance resulted from cash generated from operations, borrowings from our factor and proceeds from our private placement of common stock. As of September 30, 2007, advances from our factor totaled approximately $906,000. Pursuant to a private placement transaction with various investors that closed on September 28, 2007, we sold our common stock and received approximately $441,000 in net proceeds after legal and other expenses. On November 2, 2007, we sold additional shares of our common stock for net proceeds of $80,000 to another investor under the same terms and conditions. As of September 30, 2006, we had cash and cash equivalents of approximately $1.3 million plus approximately $49,000 of funds held at the factor, and a working capital balance of approximately $4.9 million. Our September 30, 2006 cash balance resulted primarily from 2005 financing activities. Pursuant to a private placement transaction with institutional investors and other high net worth individuals that closed on November 23, 2005, we sold series A convertible preferred stock and received $6.6 million in net proceeds after broker commissions and expense and accounting, legal and other expenses.

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

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through borrowings from our factor, cash flows generated from operations and proceeds from the private placement of our common stock. For the nine months ended September 30, 2007, we had a net increase in cash of approximately $552,000. Cash flows from operating, financing and investing activities for the nine months ended September 30, 2007 and 2006 are summarized in the following table:

                                                             NINE MONTHS
                                                          ENDED SEPTEMBER 30,
                                                     --------------------------
ACTIVITY:                                                2007           2006
                                                     -----------    -----------
Operating activities .............................   $   398,000    $(2,616,000)
Investing activities .............................      (287,000)      (566,000)
Financing activities .............................       441,000           --
                                                     -----------    -----------
Net increase (decrease) in cash and cash
  equivalents ....................................   $   552,000    $(3,182,000)
                                                     ===========    ===========

         OPERATING ACTIVITIES

         Net cash provided by operating activities was approximately $398,000 for the nine months ended September 30, 2007. Net cash used in operating activities was approximately $2,616,000 for the nine months ended September 30, 2006. Cash provided by operating activities for the nine months ended September 30, 2007 resulted primarily from decreased receivables, offset by a net loss of approximately $822,000, increased inventories and decreased accounts payable and accrued expenses. Cash used in operating activities for the nine months ended September 30, 2006 resulted primarily from a net loss of approximately $570,000 and increased receivables and inventories.

         INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $287,000 and $566,000 for the nine months ended September 30, 2007 and 2006, respectively. Net cash used in investing activities for the nine months ended September 30,
2007 consisted of capital expenditures primarily for computer equipment and software and trademark costs. Net cash used in investing activities for the nine months ended September 30, 2006 consisted of capital expenditures primarily for computer software, office equipment, furniture and fixtures, leasehold improvements and trademark costs.

         FINANCING ACTIVITIES

         Net cash provided by financing activities for the nine months ended September 30, 2007 reflects proceeds from a private placement of our common stock. On September 28, 2007, we sold our common stock and received approximately $441,000 in net proceeds after legal and other expenses pursuant to a private placement transaction with various investors. There were no financing activities during the nine months ended September 30, 2006.

         FACTORING AGREEMENTS

         Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable. Interest is charged at prime plus 1%. As of September 30, 2007 and 2006, total factored accounts receivable included in due from factor amounted to approximately $2,973,000 and $2,845,000, respectively. Outstanding advances as of September 30, 2007 amounted to approximately $906,000, and are included in the due from factor balance. Matured funds held by the factor amounted to approximately $49,000 as of September 30, 2006. On October 1, 2006, we increased our borrowing capacity under our factoring agreements to include inventory financing agreements pursuant to which we may borrow up to 50% of our eligible inventory (as defined in the agreement), up to a maximum of $1 million. On October 23, 2007, our borrowing availability under our inventory financing agreement was increased to a maximum of $1.3 million. Interest is charged at prime plus 1%. As of September 30, 2007, there were no outstanding borrowings under these inventory financing agreements.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at September 30, 2007 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

                                            Payments Due by Period
                            ----------------------------------------------------
                                       Less than    1-3        4-5       After
  Contractual Obligations     Total     1 Year     Years      Years     5 Years
--------------------------- --------   --------   --------   --------   --------
Operating leases .......... $518,891   $385,695   $133,196   $   --     $   --
Employment agreements ..... $136,971   $130,482   $  6,489   $   --     $   --
                            --------   --------   --------   --------   --------
   Total .................. $655,862   $516,177   $139,685   $   --     $   --

         At September 30, 2007 and September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         Factored accounts receivable may subject us to off-balance sheet risk. We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes and other customer claims. Factored accounts receivable with recourse amounted to $126,000 as of September 30, 2007.

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

WE RELY  ON A  CONSULTANT  TO  LOCATE  INTERNATIONAL  DISTRIBUTORS  TO SELL  OUR
PRODUCTS.

         Internationally, we sell our products primarily through distributors in Canada, Germany, the United Kingdom, Greece, Cyprus, and the Benelux Region of Europe, which includes Belgium, the Netherlands and Luxembourg. We are party to an agreement with a consultant who is responsible for negotiating exclusive distribution agreements with distributors outside of the United States. The consultant also manages People's Liberation and William Rast's current international distribution relationships. In exchange for his exclusive services to us, the consultant is paid a percentage of all our net sales to customers outside of the United States. In the event the consultant fails to successfully promote and sell our brands outside of the United States, our ability to locate and enter into distribution agreements with international distributors will be limited until the agreement with the consultant is terminated, as we have agreed not to engage another party to provide similar services to those provided by the consultant during the term of the agreement. This could also negatively impact our growth and future profitability. Also, in the event that the consultant and/or our international distributors fail to successfully market and sell our products, the reputation of our brands could be negatively impacted, and our sales and profitability would decline.

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

THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD AFFECT OUR RESULTS OF OPERATIONS.

         Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. A decrease in business from or loss of a major customer, such as one customer that accounted for 33.0% of our net sales for the nine months ended September 30, 2007 and two customers that accounted for 27.9% and 10.6% of our net sales for the year ended December 31, 2006, could have a material adverse effect on the results of our operations. There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor or sales to a customer exceed the factor's imposed limits, we could assume the collection risk on sales to the customer.

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

         For the nine months ended September 30, 2007, five contractors accounted for approximately 61% of our purchases. For the year ended December 31, 2006, four contractors accounted for approximately 52% of our purchases. We do not have long-term contracts with any of our independent contractors, and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent that we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

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

THE LOSS OF CHIEF EXECUTIVE OFFICER, COLIN DYNE, WOULD HAVE AN ADVERSE EFFECT ON OUR FUTURE DEVELOPMENT AND COULD SIGNIFICANTLY IMPAIR OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

         Our success is largely dependent upon the expertise and knowledge of our Chief Executive Officer, Colin Dyne, who we rely upon to formulate our business strategy. As a result of the unique skill set and responsibilities of Mr. Dyne, the loss of Mr. Dyne would have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our management, including Mr. Dyne.

THE  REQUIREMENTS  OF  THE  SARBANES-OXLEY   ACT,  INCLUDING  SECTION  404,  ARE
BURDENSOME, AND OUR FAILURE TO COMPLY WITH THEM COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND STOCK PRICE.

      Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. Our independent registered public accounting firm will need to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2008. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The process of strengthening our internal control over financial reporting and complying with
Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that the measures we are undertaking will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal control over financial reporting that we will need will become more complex, and significantly more resources will be required to ensure our internal control over financial reporting remains effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with
Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO OVERCOME A VARIETY OF COMPETITIVE CHALLENGES.

         We operate our business in the premium contemporary segment of the apparel industry. Currently, our competitors include companies and brands such as True Religion, Seven For All Mankind, Citizens of Humanity, Theory, Rock & Republic and Joe's Jeans. We face a variety of competitive challenges including:

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

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         To date, we have had a very limited trading volume in our common stock. For instance, for the year ended December 31, 2006, 1.5 million shares of our common stock were traded and for the nine months ended September 30, 2007, approximately 5.3 million shares of our common stock were traded. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered. In addition, our registration statement on Form SB-2 (as amended) is now effective. As a result, a substantial number of our shares of common stock became available for immediate resale. Sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options and warrants, under Rule 144 or otherwise, could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through the sale of our securities.

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

OUR OFFICERS AND DIRECTORS, AND OUR FOUNDER, DANIEL GUEZ, OWN A SIGNIFICANT PORTION OF OUR COMMON STOCK, WHICH COULD LIMIT OUR STOCKHOLDERS' ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS.

         Our officers and directors and their affiliates own approximately 24.7% of our outstanding voting shares as of October 16, 2007. In addition, Daniel Guez, our founder and a former officer and director, owns approximately 32% of our outstanding voting shares as of October 16, 2007. As a result, our officers and directors, and Mr. Guez, are able to exert influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the Company's management, including our Chief Executive Officer, Colin Dyne, and Chief Financial Officer, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Dyne and Barber concluded that our disclosure controls and procedures were effective as of September 30, 2007, the end of the period covered by this report.

         CHANGES IN CONTROLS AND PROCEDURES

         There were no changes during the three month period ended September 30, 2007 in our internal control or in other factors known to the Chief Executive Officer or the Chief Financial Officer that materially effected, or are reasonably likely to materially effect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         ISSUANCE OF WARRANT TO EUROPLAY CAPITAL ADVISORS

         Effective October 1, 2007, we entered into a consulting agreement with Europlay Capital Advisors, LLC. Under the terms of the consulting agreement, Europlay Capital Advisors will be our exclusive financial advisor to raise capital and provide other financial advisory and investment banking services to us for a term of one year. Europlay Capital Advisors will receive a fee for the successful completion of a financing transaction or acquisition at a negotiated rate. In conjunction with the consulting agreement, we issued to Europlay Capital Advisors a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.50 per share. The warrant vests over the term of the consulting agreement and has a term of five years. No proceeds were received by the company as a result of the warrant issuance.

         No registration statement covering the warrant and the shares of common stock underlying the warrant has been filed with the United States Securities and Exchange Commission or with any state securities commission. The warrant, and the shares of common stock underlying the warrant, may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. In issuing the warrant without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated thereunder, as the warrant was issued to an accredited investor, without a view to distribution, and was not issued through any general solicitation or advertisement.

         SALE OF COMMON STOCK IN PRIVATE PLACEMENT

         On November 2, 2007, we sold an aggregate of 160,000 shares of our common stock, par value $0.001 per share (the "Shares"), at $0.50 per share (the "Purchase Price") for gross proceeds of $80,000 to Thomas Nields, our Chief
Operating Officer (the "Investor") pursuant to the terms of a subscription agreement entered into with Mr. Nields on that same date (the "Subscription Agreement"). We intend to use the net proceeds received in the offering for general working capital purposes.

         No registration statement covering the Shares has been filed with the United States Securities and Exchange Commission or with any state securities commission. The Shares may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. In issuing the Shares without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated thereunder, as the Shares were sold to an accredited investor, without a view to distribution and were not sold through any general solicitation or advertisement.

         ISSUANCE OF WARRANT TO WILLIAM RAST ENTERPRISES, LLC

         On November 13, 2007, we issued a warrant to purchase 150,000 shares of our common stock to William Rast Enterprises, LLC. The warrant has an exercise price of $0.40, vests immediately and has a term of five years. No proceeds were received by us as a result of the warrant issuance.

         No registration statement covering the warrant and the shares of common stock underlying the warrant has been filed with the United States Securities and Exchange Commission or with any state securities commission. The warrant, and the shares of common stock underlying the warrant, may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. In issuing the warrant without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated thereunder, as the warrant was issued to an accredited investor, without a view to distribution, and was not issued through any general solicitation or advertisement.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                              EXHIBIT TITLE
-------  -----------------------------------------------------------------------
10.1 Separation Agreement dated October 5, 2007, by and between People's Liberation, Inc. and Daniel S. Guez. Incorporated by reference to the Company's current report on Form 8-K (File No. 000-16075) filed with the Securities and Exchange Commission on October 9, 2007.

10.2 Form of Subscription Agreement by and between People's Liberation and the investor identified on the signature page thereto.

10.3 Registration Rights Agreement dated September 28, 2007, by and among People's Liberation and the investors identified on the signature pages thereof.

10.4 Form of Warrant issued to Europlay Capital Advisors, LLC, dated October 1, 2007.

10.5 Form of Warrant issued to William Rast Enterprises, LLC, dated November 13, 2007.

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


                                         People's Liberation, Inc.

Date: November 14, 2007                      /S/ Darryn Barber
                                             -----------------------------------
                                         By:        Darryn Barber
                                         Its:       Chief Financial Officer
                                                    (Principal Financial and
                                                    Accounting Officer)