Form 10KSB
period 2007-12-31
PEOPLES LIBERATION INC
filed 2008-03-24
CIK 791770

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2007

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

         Check  whether the issuer is not required to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. [_].

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

         Issuer's Revenues for the fiscal year ended December 31, 2007 were $20,267,377.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 20, 2008, was $5,227,316.

         As of March 21, 2008, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

         Transitional Small Business Disclosure Format (check one):

                               Yes [_]       No [X]

================================================================================

                            PEOPLE'S LIBERATION, INC.
                              INDEX TO FORM 10-KSB

PART I                                                                      PAGE

Item 1.       Description of Business.......................................   3

Item 2.       Description of Property.......................................   9

Item 3.       Legal Proceedings.............................................   9

Item 4.       Submission of Matters to a Vote of Security Holders...........   9


PART II

Item 5.       Market for Common Equity and Related Stockholder Matters
              and Small Business Issuer Purchases of Equity Securities......   9

Item 6.       Management's Discussion and Analysis or Plan of Operation.....  10

Item 7.       Financial Statements

              Index to Consolidated Financial Statements....................  26

              Report of Independent Registered Public Accounting Firm.......  27

              Consolidated Balance Sheets...................................  28

              Consolidated Statements of Operations.........................  29

              Consolidated Statements of Cash Flows.........................  30

              Consolidated Statement of Changes in Stockholders' Equity.....  31

              Notes to Consolidated Financial Statements....................  32

Item 8.       Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure......................................  59

Item 8A(T).   Controls and Procedures.......................................  59

Item 8B.      Other Information.............................................  60


PART III

Item 9.       Directors, Executive Officers, Promoters, Control Persons,
              and Corporate Governance; Compliance with Section 16(a) of the Exchange Act..............................................  60

Item 10.      Executive Compensation........................................  63

Item 11.      Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters...............................  71

Item 12.      Certain Relationships and Related Transactions, and Director
              Independence..................................................  73

Item 13.      Exhibits......................................................  76

Item 14.      Principal Accountant Fees and Services........................  80



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

         o        the demand for collection apparel;

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

ITEM 1.       DESCRIPTION OF BUSINESS

CORPORATE OVERVIEW

         We design, market and sell high-end casual apparel under the brand names "People's Liberation" and "William Rast." The majority of the merchandise we offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, we distribute our merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus, Lisa Klein and Fred Segal. Internationally, in select countries, we sell our products directly and through distributors to better department stores and boutiques, such as TNT in Canada, Jades in Germany and Harvey Nichols in the United Kingdom. We are headquartered in Los Angeles, California.

         We commenced our People's Liberation business in July 2004 and our William Rast clothing line in May 2005. Our William Rast clothing line is a collaboration with our team and Justin Timberlake and his childhood friend, Trace Ayala. In addition, our William Rast lifestyle collection is being developed and designed in collaboration with Paris68, the New York-based independent design consultancy of Johan and Marcella Lindeberg. The initial collections were launched in February of 2008 and we anticipate shipping the collection products in the Fall of 2008.

         Prior to November 22, 2005, People's Liberation, Inc. (then called Century Pacific Financial Corporation) existed as a "shell company" with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge. On November 22, 2005, People's Liberation, Inc. consummated an exchange transaction in which it acquired all of the outstanding ownership interests of Bella Rose, LLC, a California limited liability company ("Bella Rose") and Versatile Entertainment, Inc., a California corporation ("Versatile"), in exchange for an aggregate of 2,460,106.34 shares of its series A convertible preferred stock which, on January 5, 2006, converted into 26,595,751 shares of its common stock on a post reverse stock split basis. At the closing of the exchange transaction, Versatile and Bella Rose became our wholly-owned subsidiaries. The exchange transaction was accounted for as a reverse merger (recapitalization) with Versatile and Bella Rose deemed to be the accounting acquirers, and People's Liberation, Inc. the legal acquirer. Versatile Entertainment was formed in April 2001 and currently operates our Peoples Liberation business and Bella Rose was formed in May 2005 and currently operates our William Rast business through its subsidiaries William Rast Sourcing, LLC and William Rast Licensing, LLC.

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

CUSTOMERS

         We market our products to better department stores and boutiques that cater to fashion forward clientele. Our products are sold to a limited number of better department stores and boutiques to maintain our premium brand status. In the United States, our products are sold in a number of Bloomingdales and Nordstrom store locations. We plan to continue to develop our existing relationships with our customers, and expand our domestic sales and distribution to better department stores as the visibility of our brands increase in the marketplace. Currently, in addition to Nordstrom and Bloomingdales, we sell to

Saks Fifth Avenue, Neiman Marcus, Lisa Klein and Fred Segal as well as hundreds of other boutiques and specialty retailers. Internationally, in select countries, we sell our products directly and through distributors to better department stores and boutiques, such as TNT in Canada, Jades in Germany and Harvey Nichols in the United Kingdom. We intend to expand our international distribution into additional territories and increase our brand penetration in the countries in which our apparel is currently being sold.

         Our e-commerce websites, www.peoplesliberation.com and www.williamrast.com, provide direct on-line sales of select People's Liberation and William Rast products to our customers. The websites showcase each brand's men's and women's collections, including premium denim jeans, skirts, knit tops, jackets and tracksuits.

OUR PRODUCTS

         Our principal products are high-end fashion denim, knits, wovens and casual wear that are designed, manufactured, marketed, and distributed under the "People's Liberation" and "William Rast" labels. Our People's Liberation brand primarily includes denim for men and women, and our William Rast brand is a collection of denim, knits, wovens and outerwear for both men and women. As a result of the fit, quality, styles and successful marketing and branding of our products, we believe that our products will continue to command premium prices in the marketplace.

         Our denim is made from high quality fabrics milled primarily in the United States, Japan and Italy and processed with various treatments, washes and finishes, including light, medium, dark, and destroyed washes, some of which include studs, stones, and embroidered pockets as embellishments. We introduce new versions of our major styles each season in different colors, washes and finishes.

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

         Our William Rast lifestyle collection is being developed and designed in collaboration with Paris68, the New York-based independent design consultancy firm of Johan and Marcella Lindeberg. Johan Lindeberg, best known for his role as Creative Director of the Swedish brand J. Lindeberg, will design our men's collection while Marcella Lindeberg will design our women's collection. This collaboration results in a partnership to develop the William Rast brand into full contemporary men's and women's fashion collections. The initial collections were launched in February of 2008 and we anticipate shipping the collection products in the Fall of 2008. The design services agreement with Paris68 and Johan and Marcella Lindeberg is for a three-year period ending December 2010.

         An in-house team of designers is responsible for the design and development of our People's Liberation product line and our William Rast denim product line. We do not currently have in place a formal research and
development   effort.  Our  design  teams,   together  with  our  outside  sales
contractors, shop stores, travel and speak to market and trend setters to help generate new product ideas.

SALES AND DISTRIBUTION

         US SALES AND DISTRIBUTION

         We sell our products through our own sales force based in Los Angeles, New York, Atlanta and Dallas. Additionally, we operate showrooms in Los Angeles, New York and Atlanta with dedicated salaried and commissioned sales staff. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support. We ship products to and invoice our United States customers directly from warehouse facilities located in or around Los Angeles, California. Under agreements with third-party warehouses, we outsource all of our finished good shipping, receiving and warehouse functions.

         Currently, our products are sold in the United States to department stores and boutiques. While we do not depend on any individual department store to sell our products, for the year ended December 31, 2007, approximately 31.1% of our sales were to one customer. During the year ended December 31, 2006, approximately 27.9% and 10.6% of our sales were to two customers.

         INTERNATIONAL SALES AND DISTRIBUTION

         We have entered into a distribution agreement to make People's Liberation brand products available in Germany, Switzerland and Austria through our exclusive international distributor. We have also entered into distribution agreements to make William Rast brand products available through our exclusive international distributors in Germany, Switzerland, Austria, Canada, Greece, Cyprus, Scandinavia, which includes Sweden, Norway, Denmark, Finland and Iceland, Italy, Russia and the Benelux Region of Europe, which includes Belgium, the Netherlands and Luxembourg. Our distributors purchase products at a discount for resale in their respective territories. Our distributors market, sell, warehouse and ship People's Liberation and William Rast brand products at their expense. We anticipate growing our international distribution channels across new territories.

         A summary of the territories covered under our exclusive distribution agreements by brand is as follows:

         NAME OF BRAND              TERRITORY
         -------------              ---------
         People's Liberation        Germany, Switzerland and Austria

         William Rast               Germany,   Switzerland,   Austria,   Canada,
                                    Greece,  Cyprus,  Sweden,  Norway,  Denmark,
                                    Finland, Iceland, Italy, Russia, Belgium, the Netherlands and Luxembourg

         On February 1, 2007, we entered into a consulting agreement with Akari Enterprises, LLC, a consulting firm formed and controlled by Andreas Kurz, which specializes in international expansion, licensing, retailing and branding for apparel companies. Pursuant to the agreement, Akari Enterprises is responsible for negotiating exclusive distribution agreements with distributors outside of the United States and managing People's Liberation's and William Rast's current international distribution relationships. Prior to forming Akari Enterprises, Mr. Kurz held several senior positions at various apparel companies, including
Seven for All Mankind, Diesel USA and Hugo Boss. The consulting agreement provides for commissions to be paid to Akari Enterprises based on a defined formula related to net international sales and terminates on December 31, 2009.

         In Germany, Switzerland and Austria, Unifa GmbH exclusively distributes People's Liberation and William Rast brand products. Located in Dusseldorf, Germany, Unifa is one of the premier distributors for denim and U.S. apparel lines in Europe. Unifa GmbH represents and distributes brands such as Citizens of Humanity, Rock and Republic, and Juicy Couture. In addition, Unifa also operates its own flagship store, Jades, which is one of the premier retail destinations in Europe.

         In Canada, How International will exclusively distribute William Rast brand products. In February 2008, we signed an exclusive two-year distribution agreement with How International for the distribution of William Rast branded apparel in Canada beginning April 2008. How International distributes top designer brands including Joe's Jeans, C&C California, Daniel Alessandrini, Local Celebrity and MK2K. Founders, Howard Codas and Steve Shein, have more than ten years of experience in building brands in Canada and have built strong relationships with prestigious retailers such as Holt Renfrew, Aritzia, TNT, Simons and Mendocino.

         In Scandinavia, which includes Sweden, Norway, Denmark, Finland and Iceland, Only The Brave markets and distributes our William Rast branded men's and women's denim and ready-to-wear apparel line on an exclusive basis through December 2010. Only The Brave is an exclusive distributor of brand name clothing, including RARE and NOLITA. Only The Brave's founder, Hans George, was a distributor of Diesel brand products for over a decade in Norway.

         In Italy, Stefania Moroni will market and distribute our William Rast branded men's and women's denim and ready-to-wear apparel line on an exclusive basis beginning March 2008 through December 2010. Stefania Moroni is an industry veteran with extensive experience working for Prada and is an exclusive distributor of brand name clothing, including Anna Purna, among others.

         In Russia, Li-Lu Showroom markets and distributes our William Rast branded men's and women's denim and ready-to-wear apparel line on an exclusive basis through December 2010. Through her showroom in Moscow, Oxana Bondarenko, the founder of Li-Lu Showroom, distributes brand names such as Blue Cult, Trussardi Jeans, Calvin Klein and Prada for Kids.

         In Belgium, the Netherlands and Luxembourg, Fashion Deal BVBA markets and distributes our William Rast branded men's and women's denim and ready-to-wear apparel line on an exclusive basis through December 2009. Fashion Deal is an exclusive importer and distributor of brand name clothing and shoes in the Benelux Region of Europe.

         In Greece and Cyprus, Lakis Gavalas SA markets our William Rast apparel line on an exclusive basis through December 2008. Lakis Gavalas is an exclusive importer and distributor of brand name clothing, accessories, leather goods, shoes, lingerie, fragrances, jewelry, home furnishings and lighting.

BRAND DEVELOPMENT

         The People's Liberation and William Rast brands already have consumer recognition in the high-end fashion denim, knits and casual wear markets. We plan to continue building and expanding this recognition by target marketing our lines to fashion conscious consumers who want to wear and be seen in the latest, trendiest jeans and related apparel. To facilitate this objective, we plan to continue to limit distribution to exclusive boutiques and major retailers. We also plan to use celebrities as a marketing catalyst to continue to bring attention and credibility to our brands. Currently, we leverage the popular public image of Justin Timberlake in the promotion of our William Rast apparel line.

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

MANUFACTURING AND SUPPLY

         To maintain low fixed costs and to reduce the time between order and delivery, we use third party contract manufacturers to produce our finished goods from facilities located primarily in Los Angeles, California. For the majority of our denim products, we purchase fabric and trim from suppliers who deliver these components directly to us to be cut, sewn, washed and finished by our contract manufacturers. For the majority of our knits and other products, our contract manufacturers purchase all components necessary to deliver finished products to us. We believe we can realize additional cost savings in product manufacturing because of our strong relationships with a diverse group of U.S. and international manufacturers established by our management team. In addition, the increase in production volume as a result of our multi-brand strategy will give us greater purchasing power. As our sales increase, we intend to expand the number of international contract manufacturers we use to perform some or all of the manufacturing processes required to produce finished products. We do not rely on any one manufacturer and manufacturing capacity is readily available to meet our current and planned needs. Currently, we outsource the majority of our denim production to local contractors in or near Los Angeles, California. Our denim fabric is purchased from mills located in the United States, Italy and Japan. For our knits, we stock garments that are prepared for dying. These units are shipped to local contract manufacturers for dying, printing and embroidery. As we expand our product offering, we plan on sourcing additional finished goods from international manufacturing facilities.

         We do not currently have any long-term agreements in place for the supply of fabric, thread or other raw materials. Fabric, thread and other raw materials are available from a large number of suppliers worldwide. Although we do not depend on any one supplier, for the year ended December 31, 2007, four suppliers provided for 52.4% of our total combined purchases for the year. For the year ended December 31, 2006, four suppliers provided for 52.2% of our total combined purchases for the year.

         We ship products to and invoice our United States customers directly from warehouse facilities located in or around Los Angeles, California. Pursuant to agreements with third party warehouses, we outsource all of our internet sales and our finished good shipping, receiving and warehouse functions.

COMPETITION

         Both the premium denim and knits industries are intensely competitive and fragmented, and will continue to become more competitive and fragmented as a result of the high margins that are achievable in the industries. Our competitors include other small companies like ours, as well as companies that are much larger, with superior economic, marketing, distribution, and manufacturing capabilities. Our competitors in the denim and knit markets include brands such as True Religion, Seven For All Mankind, Citizens of Humanity, Theory, Rock & Republic and Joe's Jeans, as well as other premium denim brands.

         We compete in our ability to create innovative concepts and designs, develop products with extraordinary fit, and produce high quality fabrics and finishes, treatments and embellishments. At a retail price point of $150 to $280 for denim jeans and $20 to $125 for knits and other apparel items, we believe that we offer competitively valued products.

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

         William Rast & Design      USA, European Community and Japan

         Rising Star                USA,  European  Community,   Japan,  Mexico,
                                    People's   Republic   of   China,   People's
                                    Republic  of  Korea,   Hong  Kong,   Israel,
                                    Russia, Taiwan, Singapore, Turkey, Australia and Canada

         Star Pocket                USA,  European  Community,   Japan,  Mexico,
                                    People's   Republic   of   China,   People's
                                    Republic  of  Korea,   Hong  Kong,   Israel,
                                    Russia, Taiwan, Singapore, Turkey, Australia and Canada

         The Dub                    USA

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

EMPLOYEES

         As of December 31, 2007, we had a total of 58 full time employees. Our full time employees consist of three officers, Colin Dyne, our Chief Executive Officer, Thomas Nields, our Chief Operating Officer and Darryn Barber, our Chief Financial Officer. Our production and design teams include 28 employees consisting of production managers as well as sample sewers, pattern makers, technical designers and product designers. Our production and design teams are responsible for the design, development, and preparation of sample products. Additionally, we have 27 employees who handle sales, marketing, customer service, accounting and administration functions.

ITEM 2.       DESCRIPTION OF PROPERTY

         We lease our principal executive office and warehouse space under a lease agreement that expires in December 2008. The facility is approximately 38,500 sq. ft, and is located in Los Angeles, California. It is from this facility that we conduct all of our executive and administrative functions. Our finished goods are shipped from a third-party warehouse in Commerce, California. Our internet products are shipped from a third-party warehouse in Long Beach, California. We have showrooms located in Los Angeles, New York City and Atlanta. We currently rent temporary showroom space in Los Angeles under a lease agreement that expires May 31, 2008. We have also signed a lease agreement for permanent space in the same building with a lease term beginning June 1, 2008 and continuing until May 2013. Our New York City showroom lease expires in April 2009 and our Atlanta showroom lease expires in May 2009. We believe that the facilities we utilize are well maintained, in good operating condition, and adequate to meet our current and foreseeable needs.

ITEM 3.       LEGAL PROCEEDINGS

         We are not involved in any legal proceedings that require disclosure in this report.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

         Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol "PPLB.OB" The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from quotations on the Over-the-Counter Bulletin Board, as well as the total number of shares of common stock traded during the periods indicated. The first quarter 2006 information has been adjusted to reflect a 1-for-9.25 reverse stock split of our common stock which took effect on January 5, 2006. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                HIGH          LOW        VOLUME
                                                ----          ---        ------
YEAR ENDED DECEMBER 31, 2007
     First Quarter......................        $1.12        $0.65       406,766
     Second Quarter.....................        $0.80        $0.38     4,118,881
     Third Quarter......................        $0.70        $0.29       768,726
     Fourth Quarter.....................        $0.50        $0.32       849,800

YEAR ENDED DECEMBER 31, 2006
     First Quarter......................        $5.00        $0.28        67,100
     Second Quarter.....................        $2.80        $0.76       317,100
     Third Quarter......................        $1.08        $0.54       576,000
     Fourth Quarter.....................        $1.34        $0.75       567,800

         On March 20, 2008, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.43 per share. As of March 3, 2008, there were approximately 470 record holders of our common stock. Our transfer agent is Stalt, Inc., Menlo Park, CA.

DIVIDENDS

         Since January 1, 2006, we have not paid or declared cash distributions or dividends on our common stock. We do not intend to pay cash dividends on our common stock in the near future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read together with the Consolidated Financial Statements of People's Liberation, Inc. and the "Notes to Consolidated Financial Statements" included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People's Liberation, Inc. for the fiscal years ended December 31, 2007 and 2006. Except for historical information, the matters discussed in this Management's Discussion and Analysis or Plan of Operation are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

OVERVIEW

         We design, market and sell high-end casual apparel under the brand names "People's Liberation" and "William Rast." The majority of the merchandise we offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, we distribute our merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus, Lisa Klein and Fred Segal. Internationally, in select countries, we sell our products directly and through distributors to better department stores and boutiques, such as TNT in Canada, Jades in Germany and Harvey Nichols in the United Kingdom. We are headquartered in Los Angeles, California.

         Our wholly-owned subsidiary Versatile Entertainment, Inc. conducts our People's Liberation brand business. Our William Rast brand business is conducted through our wholly-owned subsidiary Bella Rose, LLC. William Rast Sourcing and William Rast Licensing are consolidated under Bella Rose. William Rast Sourcing and William Rast Licensing are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC ("WRE") an entity owned in part by Justin Timberlake.

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

RECENT DEVELOPMENTS

         In March 2008, we signed an exclusive distribution agreement with Stefania Moroni for the distribution of our William Rast branded men's and women's denim and ready-to-wear apparel line in Italy beginning March 2008 through December 2010. Stefania Moroni is an industry veteran with extensive experience working for Prada and is an exclusive distributor of brand name clothing, including Anna Purna, among others.

         In February 2008, we signed an exclusive two-year distribution agreement with How International for the distribution of William Rast branded apparel in Canada. How International distributes top designer brands including Joe's Jeans, C&C California, Daniel Alessandrini, Local Celebrity and MK2K. Founders, Howard Codas and Steve Shein, have more than ten years of experience in building brands in Canada and have built strong relationships with prestigious retailers such as Holt Renfrew, Aritzia, TNT, Simons and Mendocino.

         In January 2008, we signed a distribution agreement with Li-Lu Showroom in Russia to market and distribute our William Rast branded men's and women's denim and ready-to-wear apparel line on an exclusive basis through December 2010. Through her showroom in Moscow, Oxana Bondarenko, the founder of Li-Lu Showroom, distributes brand names such as Blue Cult, Trussardi Jeans, Calvin Klein and Prada for Kids.

         Effective November 2007, William Rast Sourcing entered into a design services agreement with Paris68 LLC and Johan and Marcella Lindeberg. The design services agreement provides for our William Rast lifestyle collection to be developed and designed in collaboration with Paris68, the New York-based independent design consultancy of Johan and Marcella Lindeberg. Johan Lindeberg, best known for his role as Creative Director of the Swedish brand J. Lindeberg, will design our men's collection while Marcella Lindeberg will design our women's collection. This collaboration results in a partnership to develop the William Rast brand into full contemporary men's and women's fashion collections. The initial collections were launched in February of 2008 and we anticipate shipping the collection products in the Fall of 2008. The design services agreement with Paris68 and Johan and Marcella Lindeberg is for a three-year period ending December 2010.

         On September 28, 2007 and November 2, 2007, we sold our common stock and received approximately $496,000 in net proceeds after legal and other expenses pursuant to a private placement transaction with various strategic investors, including our German distributor, Unifa GmbH, Andreas Kurz, founder of Akari Enterprises, our international distributor and sales consultant, our Chief Operating Officer, Thomas Nields, and our investment banking firm, Europlay Capital Advisors, LLC.

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

         ACCOUNTS RECEIVABLE. Factored accounts receivable balances with recourse, chargeback and other receivables are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectibility of customer accounts. Factored accounts receivable without recourse are also evaluated on a continual basis and allowances are provided for anticipated returns, discounts and chargebacks based on management's estimate of the collectibility of customer accounts and historical return, discount and other chargeback rates. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

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

         STOCK BASED COMPENSATION. We adopted SFAS No. 123(R) using the modified prospective transition method which requires the application of the accounting standards as of January 1, 2006, the first day of our 2006 fiscal year. Stock-based compensation expense is recognized based on awards ultimately expected to vest on a straight-line prorated basis. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility was estimated based on a peer group of public companies and the expected term was estimated using the "safe harbor" provisions provided in SAB 107.

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 2 to Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the years indicated as a percentage of revenues.


                                                  YEAR ENDED       YEAR ENDED
                                                 DECEMBER 31,     DECEMBER 31,
                                                     2007             2006
                                                 ------------     ------------

Net sales ....................................          100.0%           100.0%
Cost of goods sold ...........................           51.4             55.2
                                                 ------------     ------------
Gross profit .................................           48.6             44.8
Selling expenses .............................           16.5             14.0
Design and production expenses ...............           12.0             14.3
General and administrative expenses ..........           23.1             22.4
                                                 ------------     ------------
Operating loss ...............................           (3.0)%           (5.9)%
                                                 ============     ============

         NET SALES

                                              YEARS ENDED
                                              DECEMBER 31,
                                      --------------------------      PERCENT
                                          2007           2006         CHANGE
                                      -----------    -----------    -----------

Net sales ........................    $20,267,377    $15,959,766           27.0%

         The increase in net sales for the year ended December 31, 2007 was due to the continued growth of our William Rast apparel line, which includes increased sales to our international distributors during the year ended December 31, 2007. The increase in sales of our William Rast apparel line was offset by a substantial decline in sales of our People's Liberation product line during the year ended December 31, 2007. The decrease in sale of our People's Liberation brand products was attributable in part to the elimination of our knits division during the year. In an effort to increase sales to existing People's Liberation customers and generate new customers, we have reduced our price points and increased our target market to include middle-market major retailers. Net sales increased approximately $1,177,000 to $5,607,000 in the fourth quarter of 2007 from $4,430,000 in the fourth quarter of 2006. This increase was due primarily to increased sale of our William Rast apparel line.

         GROSS PROFIT

                                              YEARS ENDED
                                              DECEMBER 31,
                                      --------------------------      PERCENT
                                          2007           2006         CHANGE
                                      -----------    -----------    -----------

Gross profit .....................    $ 9,858,218    $ 7,157,842           37.7%


         Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight and overhead expenses. Overhead expenses primarily consist of third party warehouse and shipping costs. Our gross margin increased to 48.6% for the year ended December 31, 2007 from 44.8% for the year ended December 31, 2006. The increase in gross profit as a percentage of net sales was due to economies of scale achieved in the manufacturing process of our products, modified production processes, increased sales of higher margin products and increased selling prices. Gross margin as a percentage of net sales increased to 50.5% for the fourth quarter of 2007 compared to 49.5% in the fourth quarter of 2006. This increase resulted primarily from increased sales of higher margin William Rast men's and women's denim products in the fourth quarter of 2007.

         SELLING EXPENSES

                                              YEARS ENDED
                                              DECEMBER 31,
                                      --------------------------      PERCENT
                                          2007           2006         CHANGE
                                      -----------    -----------    -----------

Selling expenses .................    $ 3,362,571    $ 2,242,024           50.0%

         Selling expense for the years ended December 31, 2007 and 2006 primarily related to tradeshow, sales commissions and salaries, marketing and promotion, travel and showroom expenses. As a percentage of net sales, selling expenses increased to 16.5% for the year ended December 31, 2007 compared to 14.0% for the year ended December 31, 2006. The increase in selling expense for the year ended December 31, 2007 is attributable to our increased promotion of our brands, the opening of our New York and Atlanta showrooms and the hiring of additional salaried sales staff in Los Angeles, New York and Atlanta. The increase in selling expenses for the year ended December 31, 2007 was offset by expenses incurred for our William Rast fashion show that took place in the fourth quarter of 2006. Selling expenses decreased approximately $63,000 to $736,000 (or 13.1% of net sales) in the fourth quarter of 2007 from $799,000 (or 18.0% of net sales) in the fourth quarter of 2006. This decrease was due primarily to our William Rast fashion show that took place in the fourth quarter of 2006, offset by increased promotion and marketing expenses, additional sales salaries and showroom expenses.

         DESIGN AND PRODUCTION EXPENSES

                                              YEARS ENDED
                                              DECEMBER 31,
                                      --------------------------      PERCENT
                                          2007           2006         CHANGE
                                      -----------    -----------    -----------

Design and production expenses....    $ 2,428,501    $ 2,278,495            6.6%

         Design and production expenses for the years ended December 31, 2007 and 2006 primarily related to design and production salaries and sample costs. As a percentage of net sales, design and production expenses decreased to 12.0% for the year ended December 31, 2007 compared to 14.3% for the year ended
December 31, 2006, as a result of net sales during the year increasing more rapidly than design and production expenses. Design and production expenses increased during the year ended December 31, 2007 compared to the year ended December 31, 2006 as we increased our design staff and incurred additional sample costs for both our People's Liberation and William Rast apparel lines. Design and production expenses increased approximately $218,000 to $764,000 (or 13.6% of net sales) in the fourth quarter of 2007 from $546,000 (or 12.3% of net sales) in the fourth quarter of 2006. This increase was due to the hiring of additional salaried design and merchandising staff and an increase in sample and other design costs during the fourth quarter of 2007.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                              YEARS ENDED
                                              DECEMBER 31,
                                      --------------------------      PERCENT
                                          2007           2006         CHANGE
                                      -----------    -----------    -----------

General and administrative
   expenses ......................    $ 4,681,425    $ 3,585,618           30.6%


         General and administrative expenses for the years ended December 31, 2007 and 2006 primarily related to salaries, professional fees and facility costs. As a percentage of net sales, general and administrative expenses increased to 23.1% for the year ended December 31, 2007 compared to 22.4% for the year ended December 31, 2006. The increase in general and administrative expenses primarily related to increased professional fees, including fees related to public company reporting requirements and compliance with Section 404 of the Sarbanes-Oxley Act, the hiring of additional management personnel including our former president, other finance and administrative employees, an increase in insurance costs, increased depreciation and amortization expense and an increase in bad debt expense. Included in general and administrative expenses during the year ended December 31, 2007 is approximately $155,000 of severance costs related to the termination of our president on June 7, 2007. General and administrative expenses increased approximately $15,000 to $1,185,000 in the fourth quarter of 2007 from $1,170,000 in the fourth quarter of 2006. As a percentage of net sales, general and administrative expenses decreased to 21.1% in the fourth quarter of 2007 from 26.4% in the fourth quarter of 2006. The increase in general and administrative expenses in the fourth quarter was due primarily to increased professional fees, additional insurance costs and recruiting fees, offset by a reduction in executive compensation costs related to the restructuring of our senior management team in 2007.

         INTEREST (EXPENSE) INCOME

                                              YEARS ENDED
                                              DECEMBER 31,
                                      --------------------------      PERCENT
                                          2007           2006         CHANGE
                                      -----------    -----------    -----------

Interest (expense) income.........    $   (80,706)   $    59,750         *
* not meaningful

         Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and 50% on our inventory, up to a maximum of $1.3 million of eligible inventory. Outstanding borrowings under our factoring arrangements amounted to approximately $649,000 at December 31, 2007. There were no outstanding borrowings under our factoring arrangements as of December 31, 2006. On September 28, 2007 and November 2, 2007, we sold our common stock and received approximately $496,000 in net proceeds after legal and other expenses pursuant to a private placement transaction with various investors. A portion of the proceeds of this private placement was used to reduce our borrowings under our factor facility and as a result, decrease interest expense in the fourth quarter of 2007. We received $6.6 million of net proceeds in our private placement transaction in November 2005, which generated interest income during the year ended December 31, 2006 and eliminated our need to borrow funds available under our factoring facility.

         (PROVISION)  BENEFIT FOR INCOME TAXES

                                              YEARS ENDED
                                              DECEMBER 31,
                                      --------------------------      PERCENT
                                          2007           2006         CHANGE
                                      -----------    -----------    -----------

(Provision) benefit for
   income taxes...................    $   (80,939)   $    23,494         *
* not meaningful

         The current provision for income taxes for the year ended December 31, 2007 represents the minimum tax payments due for state purposes, including gross receipts tax on sales generated by our limited liability company, William Rast Sourcing, LLC. Also included in the current provision for income taxes for the year ended December 31, 2007 is the write-down of refundable income taxes to the amount we expect to be repaid in the future and additional expense related to the under accrual of the prior year's income taxes. The deferred tax assets at December 31, 2007 represent the amounts that management believes are more likely than not to be realized. A valuation allowance has been provided for our deferred income tax asset related to net operating loss carryforwards. As of December 31, 2007, total net operating losses available to carryforward to future periods amounted to approximately $1.6 million. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses.

         MINORITY INTEREST

                                              YEARS ENDED
                                              DECEMBER 31,
                                      --------------------------      PERCENT
                                          2007           2006         CHANGE
                                      -----------    -----------    -----------

Minority interest.................    $   113,017    $    --             *
* not meaningful

         Effective January 1, 2007, William Rast Sourcing was to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% of applicable net sales generated by William Rast Sourcing during the quarterly period, and William Rast Licensing was to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 3% of applicable net sales generated by William Rast Licensing during the quarterly period. On November 9, 2007, the limited liability company operating agreement of William Rast Sourcing, LLC was further amended to reflect a modification of the distributions to William Rast Enterprises. For the calendar quarters ending June 30, 2007, September 30, 2007 and December 31, 2007, all cash distributions William Rast Sourcing, LLC was required to pay to William Rast Enterprises pursuant to the amended and restated operating agreement will not be paid or accrued for future payment with respect to such calendar quarters. Total minority interest distributions recorded for the year ended December 31, 2007 amounted to $113,017 and represents distributions for the calendar quarter ended March 31, 2007, which were paid in May 2007. There was no minority interest recorded during the year ended December 31, 2006.

         NET LOSS

                                              YEARS ENDED
                                              DECEMBER 31,
                                      --------------------------      PERCENT
                                          2007           2006         CHANGE
                                      -----------    -----------    -----------

Net loss..........................    $  (768,497)   $  (865,051)          11.2%

         Our decrease in net loss is due primarily to increased net sales, gross profit and other income, offset by increased operating expenses and minority interest, as discussed above. Our net loss as a percentage of net sales for the year ended December 31, 2007 decreased to 3.8% as compared to 5.4% of net sales for the year ended December 31, 2006. Net income for the fourth quarter of 2007 amounted to approximately $53,000, compared to a net loss of approximately $295,000 in the fourth quarter of 2006. The increase in net income in the fourth quarter of 2007 compared to net loss in the fourth quarter of 2006 was due primarily to increased sales and gross margin, offset by increased operating expenses and provision for income taxes during the fourth quarter of 2007, as discussed above.

RELATED PARTY TRANSACTIONS

         See "Certain Relationships and Related Party Transactions, and Director Independence" included under Item 12 of this report.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2007, we had cash and cash equivalents of approximately $363,000, a working capital balance of approximately $4.3 million, and approximately $2.8 million of availability from our factor. As of December 31, 2007, advances from our factor totaled approximately $649,000. Pursuant to a private placement transaction with various investors that closed on September 28, 2007 and November 2, 2007, we sold shares of our common stock and received approximately $496,000 in net proceeds after legal and other expenses. As of December 31, 2006, we had cash and cash equivalents of approximately $62,000, a working capital balance of approximately $4.6 million, and approximately $2.8 million of availability from our factor.

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

     CASH FLOWS

         We currently satisfy our working capital requirements primarily through borrowings from our factor, cash flows generated from operations and proceeds from the private placement of our common stock. Cash flows from operating, financing and investing activities for the years ended December 31, 2007 and 2006 are summarized in the following table:

                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                  -----------------------------
                                                      2007              2006
                                                  -----------       -----------

Operating activities .......................      $   153,000       $(3,774,000)
Investing activities .......................         (349,000)         (692,000)
Financing activities .......................          496,000              --
                                                  -----------       -----------
   Net increase (decrease) in cash .........      $   300,000       $(4,466,000)
                                                  ===========       ===========

         CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

         Net cash provided by operating activities was approximately $153,000 for the year ended December 31, 2007 and net cash used in operating activities was approximately $3,774,000 for the year ended December 31, 2006. Cash provided by operating activities for the year ended December 31, 2007 resulted primarily from decreased receivables, increased accounts payable and accrued expenses, and stock based compensation, offset by a net loss of approximately $768,000 and increased inventories and other assets. Cash used in operating activities for the year ended December 31, 2006 resulted primarily from a net loss of approximately $865,000 and increased receivables and inventories, offset by stock based compensation and increased accounts payable and accrued expenses.

         CASH USED IN INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $349,000 and $692,000 for the years ended December 31, 2007 and 2006, respectively. Net cash used in investing activities for the year ended December 31, 2007 consisted of capital expenditures primarily for computer equipment and software and trademark costs. Net cash used in investing activities for the year ended December 31, 2006 consisted of capital expenditures primarily for computer software, office equipment and machinery and equipment and trademark costs.

         CASH PROVIDED BY FINANCING ACTIVITIES

         Net cash provided by financing activities for the year ended December 31, 2007 amounted to approximately $496,000 and reflects proceeds from a private placement of our common stock. On September 28, 2007 and November 2, 2007, we sold shares of our common stock and received approximately $496,000 in net proceeds after legal and other expenses pursuant to a private placement transaction with various investors. There were no financing activities during the year ended December 31, 2006.

     FACTORING AGREEMENTS

         Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable and 50% of our eligible inventory up to a maximum of $1.3 million. Interest is charged at prime plus 1%. As of December 31, 2007 and 2006, total factored accounts receivable included in due from factor amounted to approximately $2,552,000 and $3,020,000, respectively. Outstanding advances amounted to approximately $649,000 as of December 31, 2007, and are included in the due from factor balance. There were no outstanding advances as of December 31, 2006.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at December 31, 2007 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

                                                  Payments Due by Period
                            --------------------------------------------------------------
                                          Less than       1-3          4-5        After
Contractual Obligations        Total       1 Year        Years        Years      5 Years
-------------------------   ----------   ----------   ----------   ----------   ----------
Operating leases ........   $  836,803   $  433,547   $  270,052   $  133,204   $     --
Design services agreement    6,300,000    2,300,000    4,000,000         --           --
Employment agreements ...        6,489        6,489         --           --           --
                            ----------   ----------   ----------   ----------   ----------
    Total ...............   $7,143,292   $2,740,036   $4,270,052   $  133,204   $     --
                            ==========   ==========   ==========   ==========   ==========

         At December 31, 2007 and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

         Two of our consolidated subsidiaries, which we own with an entity controlled by Justin Timberlake, have the exclusive rights to manufacture clothing and accessories under the William Rast tradename. Mr. Timberlake has agreed to publicly promote and endorse the William Rast brand, and we manage the companies and are responsible for funding the costs of their operation. In the event that our relationship with Mr. Timberlake deteriorates, Mr. Timberlake may refuse to directly or indirectly promote our William Rast brand, which could reduce the acceptance of our William Rast brand in the marketplace and consequently harm our sales and profitability.

WE RELY ON A DESIGN COMPANY TO DESIGN OUR WILLIAM RAST LIFESTYLE COLLECTION.

         We are party to a Design Services Agreement with Paris68, the New York-based independent design consultancy firm of Johan and Marcella Lindeberg pursuant to which our William Rast lifestyle collection is being developed and designed in collaboration with Paris68. Our William Rast brand is an integral component of our business and accounts for the majority of our sales. In the event that Paris68 fails to fulfill its contractual obligations to us by, for example, failing to timely deliver products for a particular season, or if the reputation of our William Rast brand is negatively impacted as a result of our relationship with Paris68, our sales and profitability could decline.

WE RELY  ON A  CONSULTANT  TO  LOCATE  INTERNATIONAL  DISTRIBUTORS  TO SELL  OUR
PRODUCTS.

         Internationally, we sell our products primarily through distributors. We are party to an agreement with a consultant who is responsible for negotiating exclusive distribution agreements with distributors outside of the United States. The consultant also manages People's Liberation and William Rast's current international distribution relationships. In exchange for his exclusive services to us, the consultant is paid a percentage of all our net sales to customers outside of the United States. In the event the consultant fails to successfully promote and sell our brands outside of the United States, our ability to locate and enter into distribution agreements with international distributors will be limited until the agreement with the consultant is terminated, as we have agreed not to engage another party to provide similar services to those provided by the consultant during the term of the agreement. This could negatively impact our growth and future profitability. Also, in the event that the consultant and/or our international distributors fail to successfully market and sell our products, the reputation of our brands could be negatively impacted, and our sales and profitability would decline.

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

FAILURE TO MANAGE OUR GROWTH AND EXPANSION COULD IMPAIR OUR BUSINESS.

         We believe that we are poised for significant growth in 2008. No assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables management. Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs, a further burden on our distribution facilities and also adversely impact our relations with retailers.

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

THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD AFFECT OUR RESULTS OF OPERATIONS.

         Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. A decrease in business from or loss of a major customer, such as one customer that accounted for 31.1% of our net sales for the year ended December 31, 2007 and two customers that accounted for 27.9% and 10.6% of our net sales for the year ended December 31, 2006, could have a material adverse effect on the results of our operations. There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor or sales to a customer exceed the factor's imposed limits, we could assume the collection risk on sales to the customer.

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

         For each of the years ended December 31, 2007 and 2006, four contractors accounted for approximately 52% of our purchases. We do not have long-term contracts with any of our independent contractors, and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent that we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

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

         We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, third parties may bring claims against us alleging that we have infringed on their intellectual property rights or that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

THE LOSS OF CHIEF EXECUTIVE OFFICER, COLIN DYNE, COULD HAVE AN ADVERSE EFFECT ON OUR FUTURE DEVELOPMENT AND COULD SIGNIFICANTLY IMPAIR OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

         Our success is largely dependent upon the expertise and knowledge of our Chief Executive Officer, Colin Dyne, who we rely upon to formulate our business strategy. As a result of the unique skill set and responsibilities of Mr. Dyne, the loss of Mr. Dyne could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our management, including Mr. Dyne.

THE  REQUIREMENTS  OF  THE  SARBANES-OXLEY   ACT,  INCLUDING  SECTION  404,  ARE
BURDENSOME, AND OUR FAILURE TO COMPLY WITH THEM COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND STOCK PRICE.

         Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. Currently, our independent registered public accounting firm will be required to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2008. We have prepared for compliance with
Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The process of strengthening our internal control over financial reporting and complying with Section 404 was expensive and time consuming, and required significant management attention. We cannot be certain that the measures we have undertaken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal control over financial reporting that we will need will become more complex, and significantly more resources will be required to ensure our internal control over financial reporting remains effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

                        RISKS RELATED TO OUR COMMON STOCK

SINCE TRADING ON THE OTC BULLETIN BOARD MAY BE SPORADIC, YOU MAY HAVE DIFFICULTY RESELLING YOUR SHARES OF OUR COMMON STOCK.

         In the past, our trading price has fluctuated as the result of many factors that may have little to do with our operations or business prospects. In addition, because the trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange, you may have difficulty reselling any of our common shares.

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         To date, we have had a very limited trading volume in our common stock. For instance, for the year ended December 31, 2007, 6.1 million shares of our common stock were traded and for the year ended December 31, 2006, approximately
1.5 million shares of our common stock were traded. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

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

         Our officers and directors and their affiliates own approximately 25.2% of our outstanding voting shares as of March 4, 2008. In addition, Gerard Guez, a relative of our founder and former chief executive officer and director, Daniel Guez, owns approximately 29.7% of our outstanding voting shares. As a result, our officers and directors, and Mr. Guez, are able to exert influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 7.       FINANCIAL STATEMENTS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

AUDITED FINANCIAL STATEMENTS:

   Report of Independent Registered Public Accounting Firm.............       27

   Consolidated Balance Sheets at December 31, 2007 and 2006...........       28

   Consolidated Statements of Operations for the Years Ended
      December 31, 2007 and 2006.......................................       29

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2007 and 2006.......................................       30

   Consolidated Statement of Changes in Stockholders' Equity from
      January 1, 2006 to December 31, 2007.............................       31

   Notes to the Consolidated Financial Statements......................       32

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders:
People's Liberation, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of People's Liberation, Inc. and Subsidiaries (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of People's Liberation, Inc. and Subsidiaries, as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Grobstein, Horwath & Company LLP

/s/ Grobstein, Horwath & Company LLP
------------------------------------
Sherman Oaks, California
March 20, 2008

                            PEOPLE'S LIBERATION, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,   December 31,
                                                                                       2007           2006
                                                                                   -----------    -----------
                                       Assets
Current Assets:
   Cash and cash equivalents ...................................................   $   362,505    $    62,389
   Due from factor .............................................................     1,517,029      2,772,773
   Accounts receivable, net of allowance for doubtful accounts .................     1,029,510      1,017,884
   Inventories .................................................................     3,833,170      2,846,181
   Refundable income taxes .....................................................        11,500         16,500
   Prepaid expenses and other current assets ...................................       196,730        140,486
   Deferred income taxes .......................................................        38,000         52,000
                                                                                   -----------    -----------
     Total current assets ......................................................     6,988,444      6,908,213

Property and equipment, net of accumulated depreciation and amortization .......       612,264        577,331
Trademarks, net of accumulated amortization ....................................       363,359        227,748
Intangible asset ...............................................................       428,572        428,572
Other assets ...................................................................       265,020         64,970
                                                                                   -----------    -----------
Total assets ...................................................................   $ 8,657,659    $ 8,206,834
                                                                                   ===========    ===========

                        Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses .......................................   $ 2,628,906    $ 2,297,895
   Income taxes payable ........................................................        13,390          3,200
                                                                                   -----------    -----------
     Total current liabilities .................................................     2,642,296      2,301,095

Deferred tax liabilities .......................................................        93,000         61,000
                                                                                   -----------    -----------
     Total liabilities .........................................................     2,735,296      2,362,095
                                                                                   -----------    -----------


Stockholders' equity:
   Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 and
     34,942,563 shares issued and outstanding at December 31, 2007
     and December 31, 2006, respectively .......................................        36,002         34,942
   Additional paid-in capital ..................................................     7,775,255      6,930,194
   Accumulated Deficit .........................................................    (1,888,894)    (1,120,397)
                                                                                   -----------    -----------
Total stockholders' equity .....................................................     5,922,363      5,844,739
                                                                                   -----------    -----------
Total liabilities and stockholders' equity .....................................   $ 8,657,659    $ 8,206,834
                                                                                   ===========    ===========


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended December 31,
                                                     ----------------------------
                                                         2007            2006
                                                     ------------    ------------
Net sales ........................................   $ 20,267,377    $ 15,959,766
Cost of goods sold ...............................     10,409,159       8,801,924
                                                     ------------    ------------
 Gross profit ....................................      9,858,218       7,157,842
                                                     ------------    ------------

Selling expenses .................................      3,362,571       2,242,024
Design and production ............................      2,428,501       2,278,495
General and administrative .......................      4,681,425       3,585,618
                                                     ------------    ------------

 Total operating expenses ........................     10,472,497       8,106,137
                                                     ------------    ------------

Loss from operations .............................       (614,279)       (948,295)

Interest (expense) income, net ...................        (80,706)         59,750
Other income .....................................        120,444            --
                                                     ------------    ------------
 Total other income ..............................         39,738          59,750
                                                     ------------    ------------

Loss before income taxes and minority interest ...       (574,541)       (888,545)
(Provision) benefit for income taxes .............        (80,939)         23,494
                                                     ------------    ------------
Loss before minority interest ....................       (655,480)       (865,051)
                                                     ------------    ------------

Minority interest ................................        113,017            --
                                                     ------------    ------------

Net loss .........................................   $   (768,497)   $   (865,051)
                                                     ============    ============

Basic and diluted weighted average loss per common
share (1) ........................................   $      (0.02)   $      (0.03)
                                                     ============    ============

Basic and diluted weighted average common shares
outstanding (1) ..................................     35,200,207      34,063,658
                                                     ============    ============

(1) Reflects the reverse stock split of 1:9.25 and subsequent issuance of shares to preserve round lot holders as of January 1, 2006, which became effective on January 5, 2006.


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                                           --------------------------
                                                                               2007           2006
                                                                           -----------    -----------
Cash flows from operating activities:
  Net loss .............................................................   $  (768,497)   $  (865,051)
  Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
     Depreciation and amortization .....................................       170,791         97,517
     Allowance for doubtful accounts ...................................        18,000         78,000
     Deferred income taxes .............................................        46,000        (22,400)
     Impairment of long-lived asset ....................................         7,955           --
     Stock based compensation ..........................................       261,133        259,402
     Warrants issued for services ......................................        27,000           --
     Changes in operating assets and liabilities:
       Receivables .....................................................     1,226,118     (1,853,817)
       Inventories .....................................................      (986,989)    (1,753,200)
       Refundable income taxes .........................................         5,000        (16,500)
       Prepaid expenses and other current assets .......................         5,756         81,642
       Other assets ....................................................      (200,050)       (19,536)
       Accounts payable and accrued expenses ...........................       331,011        252,586
       Income taxes payable ............................................        10,190        (12,797)
                                                                           -----------    -----------
         Net cash flows provided by (used in) operating activities .....       153,418     (3,774,154)
                                                                           -----------    -----------

Cash flows from investing activities:
  Acquisition of trademarks ............................................      (164,220)      (191,492)
  Acquisition of property and equipment ................................      (185,070)      (500,241)
                                                                           -----------    -----------
     Net cash flows used in investing activities .......................      (349,290)      (691,733)
                                                                           -----------    -----------

Cash flows from financing activities:
  Net proceeds from private placement of common stock ..................       495,988           --
                                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents ...................       300,116     (4,465,887)
Cash and cash equivalents, beginning of year ...........................        62,389      4,528,276
                                                                           -----------    -----------
Cash and cash equivalents, end of year .................................   $   362,505    $    62,389
                                                                           ===========    ===========

Supplemental disclosures of cash flow information:  Cash paid during the year for:
  Interest .............................................................   $    80,717    $     2,048
  Income taxes .........................................................        19,749         28,203
   Non-cash financing transactions:
       Warrant issued in exchange for services .........................        62,000           --
      Conversion of convertible preferred stock and reverse stock split:
         Common stock ..................................................          --           32,846
         Additional paid-in capital ....................................          --        6,639,892
         Preferred stock Series A ......................................          --       (6,672,738)
      Common stock issued in exchange for intangible asset (Note 11):
         Common stock ..................................................          --              571
         Additional paid-in capital ....................................          --          428,001
         Intangible asset ..............................................          --         (428,572)


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY


                                       Common Stock          Preferred Stock Series A     Additional
                                -------------------------   --------------------------      Paid-in      Accumulated
                                   Shares        Amount        Shares         Amount        Capital        Deficit         Total
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at January 1, 2006 ..     1,525,383   $     1,525     3,038,231    $ 6,672,738    $  (304,870)   $  (255,346)   $ 6,114,047

Conversion of preferred stock
   Series A and reverse stock
   split of 1:9.25 ..........    32,845,751        32,846    (3,038,231)    (6,672,738)     6,639,892           --             --
Expenses related to 2005
   private placement of
   preferred stock Series A .          --            --            --             --          (92,231)          --          (92,231)
Stock based compensation ....          --            --            --             --          259,402           --          259,402
Issuance of common stock in
   exchange for intangible
   asset ....................       571,429           571          --             --          428,001           --          428,572
Net loss ....................          --            --            --             --             --         (865,051)      (865,051)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2006     34,942,563        34,942          --             --        6,930,194     (1,120,397)     5,844,739

Private placement of common
   stock ....................     1,060,000         1,060          --             --          494,928           --          495,988
Warrants issued for services           --            --            --             --           89,000           --           89,000
Stock based compensation ....          --            --            --             --          261,133           --          261,133
Net loss ....................          --            --            --             --             --         (768,497)      (768,497)
                                -----------   -----------   -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2007     36,002,563   $    36,002          --      $      --      $ 7,775,255    $(1,888,894)   $ 5,922,363
                                ===========   ===========   ===========    ===========    ===========    ===========    ===========


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

ORGANIZATION

         People's Liberation, Inc. (the "Company") is the parent holding company of Versatile Entertainment, Inc. ("Versatile"), a California corporation established in April of 2001, and Bella Rose, LLC ("Bella Rose"), a California limited liability company established in May 2005, both of which were consolidated on November 22, 2005 and became wholly-owned subsidiaries of the Company on the effective date of the Company's exchange transaction. William Rast Sourcing, LLC ("William Rast Sourcing") and William Rast Licensing, LLC ("William Rast Licensing"), both California limited liability companies, were formed effective October 1, 2006 and are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC ("WRE"), an entity owned in part by Justin Timberlake.

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

         Bella Rose commenced operations of its William Rast clothing line in May 2005. Bella Rose began shipping products under the William Rast brand name in the fourth quarter of 2005. Under an apparel brand agreement with an entity owned in part by Justin Timberlake, Bella Rose had the exclusive rights to manufacture clothing and accessories under the William Rast tradename. Under long-form definitive agreements entered into effective October 1, 2006, which

                            PEOPLE'S LIBERATION, INC.

superseded the apparel brand agreement, two new entities were formed, William Rast Sourcing and William Rast Licensing. All assets and liabilities of the Bella Rose business were transferred to William Rast Sourcing effective October 1, 2006. William Rast Sourcing has the exclusive rights to manufacture clothing with the William Rast brand name. The William Rast trademarks were transferred to William Rast Licensing effective October 1, 2006 and William Rast Licensing has the exclusive rights to promote and license the William Rast brand. William Rast Sourcing and William Rast Licensing are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC, an entity owned in part by Justin Timberlake.

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

NATURE OF OPERATIONS

         The Company markets and sells high-end casual apparel under the brand names "People's Liberation" and "William Rast" through Versatile and Bella Rose, its wholly owned subsidiaries, and through Bella Rose's 50% owned subsidiaries, William Rast Sourcing and William Rast Licensing. The majority of the merchandise the companies offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, Versatile and William Rast Sourcing distribute their merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus, Lisa Klein and Fred Segal. Internationally, in select countries, we sell our products directly and through distributors to better department stores and boutiques, such as TNT in Canada, Jades in Germany and Harvey Nichols in the United Kingdom.

         We commenced our People's Liberation business in July 2004 and our William Rast clothing line in May 2005. Our William Rast clothing line is a collaboration with our team and Justin Timberlake and his childhood friend, Trace Ayala. In addition, our William Rast lifestyle collection is being developed and designed in collaboration with Paris68, the New York-based independent design consultancy of Johan and Marcella Lindeberg.

         The Company is headquartered in Los Angeles, California, and maintains showrooms in New York, Los Angeles, Atlanta, and has a sales representative in Dallas.

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

                            PEOPLE'S LIBERATION, INC.

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

COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There were no material other comprehensive income items for the years ended December 31, 2007 and 2006.

SEGMENT REPORTING

         The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company believes that it operates within one segment as there is not enough difference between the types of products developed and distributed by the Company to justify segmented reporting by product type. Management decisions regarding the allocation of resources and the assessment of performance are made on a company-wide basis and are not specific to the type of product. See Note 20 for disclosure regarding geographic regions.

ADVERTISING

         Advertising costs are charged to expense as of the first date the advertisements take place. Advertising expenses included in selling expenses approximated $342,000 and $408,000 for the years ended December 31, 2007 and 2006, respectively.

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

                            PEOPLE'S LIBERATION, INC.

STOCK-BASED COMPENSATION, and supersedes Accounting Principles Board Opinion ("APB Opinion") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 117 ("SAB No. 107") relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

         The Company adopted SFAS No. 123(R) using the modified prospective transition method which requires the application of the accounting standards as of January 1, 2006, the first day of the Company's 2006 fiscal year. The consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). Stock-based compensation expense is recognized based on awards ultimately expected to vest on a straight-line prorated basis. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). The Company adopted its 2005 Stock Incentive Plan on January 5, 2006.

         During the year ended December 31, 2007, the Company issued 1,912,000 options to employees, officers, directors and outside consultants at exercise prices ranging from $0.31 to $1.25 per share. During the year ended December 31, 2006, the Company issued 2,052,000 options to employees, officers, directors and outside consultants at an exercise price of $1.25 per share. Options to purchase 972,333 and 440,583 shares were exercisable as of December 31, 2007 and 2006, respectively. Total stock based compensation expense for the years ended December 31, 2007 and 2006 was approximately $261,000 and $259,000, respectively. There was no stock-based compensation expense recognized prior to January 1, 2006. The compensation expense recognized during the year ended December 31, 2007 increased basic and diluted loss per share reported in our Statement of Operations from $0.01 to $0.02 per share. The compensation expense recognized during the year ended December 31, 2006 did not change basic and diluted loss per share reported in our Statement of Operations.

         The total fair value of options granted to employees, officers, directors and outside consultants during the years ended December 31, 2007 and 2006 was approximately $535,000 and $1,052,000, respectively. The fair value of options was estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the "safe harbor" provisions provided in SAB 107. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the year ended December 31, 2007 included a dividend yield of zero, a risk-free interest rate of 4.1%, expected term of 5.7 years and an expected volatility of 71.5%. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the year ended December 31, 2006 included a dividend yield of zero, a risk-free interest rate of 5.2%, expected term of 5.9 years and an expected volatility of 60.3%.

         The fair value of options granted to outside consultants will be adjusted until the options vest or there is a substantial performance commitment as provided by the Emerging Issues Task Force (EITF) 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES (EITF 96-18).

         For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual

                            PEOPLE'S LIBERATION, INC.

forfeitures differ from those estimates. For the year ended December 31, 2007, expected forfeitures is immaterial and as such, the Company is recognizing forfeitures as they occur.

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

         Depreciation   of  property  and   equipment  is  computed   using  the
straight-line method based on estimated useful lives of the assets as follows:

         Furniture and fixtures             5 years

         Office equipment                   7 years

         Machinery and equipment            7 years

         Leasehold improvements             Term of the  lease or the  estimated
                                            life  of the  related  improvements,
                                            whichever is shorter.

         Computer Software                  5 years

INTANGIBLE ASSETS

         Intangible assets consist of trademarks and operational control rights related to the William Rast Sourcing and William Rast Licensing (Note 9).

         Costs incurred related to the Company's trademarks are amortized on a straight-line basis over an estimated useful life of fifteen years.

OTHER ASSETS

         Other assets consist mainly of security deposits and an advance payment made under the Paris68 design services agreement related to the design collection of the Company's William Rast ready-to-wear product line to be designed by Johan and Marcella Lindeberg (Note 10). There was no amortization expense recorded on these assets during the year ended December 31, 2007. Future contractual payments due under the Paris68 design services agreement will be amortized in accordance with the revenue derived from sales of the collection products (Note 10).

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

         Long-lived assets, including trademarks and operational control rights related to William Rast Sourcing and William Rast Licensing, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of

                            PEOPLE'S LIBERATION, INC.

the carrying amount or fair value less costs to sell. For the year ended December 31, 2007, the Company recorded an impairment loss of $7,955 related to tradenames the Company is no longer using. The impairment loss was charged to general and administrative expense. There were no impairment losses related to intangible assets recorded for the year ended December 31, 2006.

INCOME TAXES

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

         In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

         The Company files U.S. Federal tax returns, California franchise tax returns and New York franchise tax returns and anticipates filing Georgia franchise tax returns. For the U.S. Federal return, all periods are subject to tax examination by the U.S. Internal Revenue Service ("IRS"). The Company does not currently have any ongoing tax examinations with the IRS. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48 and does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

          Income taxes are further described in Note 13.

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

                            PEOPLE'S LIBERATION, INC.

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

SHIPPING AND HANDLING COSTS

         The Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of sales. Total shipping and handling costs included as a component of revenue for the years ended December 31, 2007 and 2006 amounted to approximately $195,000 and $115,000, respectively. Total shipping and handling costs included as a component of cost of sales amounted to approximately $658,000 and $439,000 for the years ended December 31, 2007 and 2006, respectively.

CLASSIFICATION OF EXPENSES

         COST OF GOODS SOLD - Cost of good sold includes expenses primarily related to inventory purchases and contract labor, freight and overhead expenses. Overhead expenses primarily consist of third party warehouse and shipping costs.

         SELLING EXPENSE - Selling expenses primarily include tradeshows, sales commissions and salaries, marketing and promotion, travel and showroom expenses.

         DESIGN AND PRODUCTION EXPENSES - Design and production expenses primarily include design and production salaries and samples.

         GENERAL  AND  ADMINISTRATIVE  EXPENSES  -  General  and  administrative
expenses  primarily  include  salaries,   professional  fees,   facility  costs,
depreciation and amortization expense, and other general corporate expenses.

                            PEOPLE'S LIBERATION, INC.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its consolidated financial statements.

         In December 2006, the FASB issued FSP EITF 00-19-2, ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, ACCOUNTING FOR Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. Adoption of FSP 00-19-02 is required for fiscal years beginning after December 15, 2006. The adoption of this pronouncement has not had a material impact on the Company's consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial condition or results of operations.

         In December 2007, the FASB issued SFAS No. 141(revised 2007), BUSINESS COMBINATIONS, and SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAF No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way--as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling

                            PEOPLE'S LIBERATION, INC.

interests by requiring they be treated as equity transactions. The two statements are effective for fiscal years beginning after December 15, 2008 and management is currently evaluating the impact that the adoption of these statements may have on the Company's consolidated financial statements.

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

NOTE 3 - EARNINGS PER SHARE

         The Company computes and presents earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. Warrants representing 3,525,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,416,000 shares of common stock at an exercise prices ranging from $0.31 to $1.25 per share were outstanding as of December 31, 2007, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive. Warrants representing 3,125,000 shares of common stock at exercise prices ranging from $1.25 to $2.00 per share and stock options representing 1,878,000 shares of common stock at an exercise price of $1.25 per share were outstanding as of December 31, 2006, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:


                                             LOSS        SHARES(1)    PER SHARE
YEAR ENDED DECEMBER 31, 2007:             (NUMERATOR)  (DENOMINATOR)   AMOUNT
----------------------------              ----------    ----------   ----------
Basic loss per share:
Net loss ..............................   $ (768,497)   35,200,207   $    (0.02)

Effect of Dilutive Securities:
Options ...............................         --            --           --
Warrants ..............................         --            --           --
                                          ----------    ----------   ----------
Loss available to common stockholders .   $ (768,497)   35,200,207   $    (0.02)
                                          ==========    ==========   ==========

                            PEOPLE'S LIBERATION, INC.

YEAR ENDED DECEMBER 31, 2006:
----------------------------
Basic loss per share:
Net loss ..............................   $ (865,051)   34,063,658   $    (0.03)

Effect of Dilutive Securities:
Options ...............................         --            --           --
Warrants ..............................         --            --           --
                                          ----------    ----------   ----------
Loss available to common stockholders .   $ (865,051)   34,063,658   $    (0.03)
                                          ==========    ==========   ==========

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

         The factor agreements provide that the Company can borrow an amount up to 85% of the value of its approved factored customer invoices. The Company can also borrow up to 50% of its eligible inventory (as defined in the agreement), up to a maximum of $1.3 million. The factor commission is 0.8% of the customer invoice amount for terms up to 60 days, plus one quarter of one percent (.25%) for each additional thirty-day term.

         Receivables sold in excess of maximums established by the factor are subject to recourse in the event of nonpayment by the customer. The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor.

         To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the factor's prime lending rate plus 1% per annum. Factor advances and ledger debt are collateralized by accounts receivable, inventories, equipment and general intangibles. Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $292,000 at December 31, 2007.

         Due from factor is summarized as follows:
                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                -------------------------------
                                                    2007                2006
                                                -----------         -----------
Outstanding receivables:
  Without recourse .....................        $ 2,490,588         $ 2,840,272
  With recourse ........................             61,432             179,501
                                                -----------         -----------
                                                  2,552,020           3,019,773
Advances ...............................           (649,049)               --
Open credits ...........................           (385,942)           (247,000)
                                                -----------         -----------
                                                $ 1,517,029         $ 2,772,773
                                                ===========         ===========

                            PEOPLE'S LIBERATION, INC.

NOTE 5 - ACCOUNTS RECEIVABLE

         Accounts receivable is summarized as follows:
                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                -------------------------------
                                                    2007                2006
                                                -----------         -----------

Trade accounts receivable ..............        $ 1,125,510         $ 1,095,884
Less allowance for doubtful accounts ...            (96,000)            (78,000)
                                                -----------         -----------
                                                $ 1,029,510         $ 1,017,884
                                                ===========         ===========

NOTE 6 - INVENTORIES

             Inventories are summarized as follows:
                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                -------------------------------
                                                    2007                2006
                                                -----------         -----------

Piece goods and trim ...................        $ 1,287,488         $   766,177
Work in process ........................            603,394             353,838
Finished goods .........................          1,942,288           1,726,166
                                                -----------         -----------
                                                $ 3,833,170         $ 2,846,181
                                                ===========         ===========

NOTE 7 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:
                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                -------------------------------
                                                    2007                2006
                                                -----------         -----------

Furniture and fixtures .................        $   182,505         $   170,544
Office equipment .......................            184,225             158,767
Machinery and equipment ................             74,119              71,280
Leasehold improvements .................            115,699             103,994
Computer software ......................            305,439             172,335
                                                -----------         -----------
                                                    861,987             676,920
Less accumulated depreciation and
   amortization ........................           (249,723)            (99,589)
                                                -----------         -----------
                                                $   612,264         $   577,331
                                                ===========         ===========

         Depreciation expense amounted to $150,137 and $87,901 for the years ended December 31, 2007 and 2005, respectively.

                            PEOPLE'S LIBERATION, INC.

NOTE 8 - TRADEMARKS

         Trademarks are summarized as follows:
                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                -------------------------------
                                                    2007                2006
                                                -----------         -----------

Trademarks, at cost ....................        $   391,717         $   236,176
Less accumulated amortization ..........            (28,358)             (8,428)
                                                -----------         -----------
                                                $   363,359         $   227,748
                                                ===========         ===========

         Future annual estimated amortization expense is summarized as follows:

         YEARS ENDING DECEMBER 31,
         2008......................................................   $   24,224
         2009......................................................       24,224
         2010......................................................       24,224
         2011......................................................       24,224
         2012......................................................       24,224
         Thereafter................................................      242,239
                                                                      ----------
                                                                      $  363,359
                                                                      ==========

         Trademark amortization expense amounted to $20,654 and $9,616 for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, the Company recorded an impairment loss of $7,955 related to tradenames the Company is no longer using. The impairment loss was charged to general and administrative expense. There was no impairment loss recorded for the year ended December 31, 2006.

NOTE 9- INTANGIBLE ASSET

         Intangible asset consists of operational control rights related to the William Rast Sourcing and William Rast Licensing entities.

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

                            PEOPLE'S LIBERATION, INC.

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

                            PEOPLE'S LIBERATION, INC.

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

         Total minority interest recorded for the year ended December 31, 2007 amounted to $113,017 and represents distributions for the calendar quarter ended March 31, 2007, which were paid in May 2007. Distributions to WRE are recorded as minority interest in the Company's consolidated statements of operations.

         On November 13, 2007, the Company issued a warrant to purchase 150,000 shares of its common stock to WRE. The warrant has an exercise price of $0.40, vests immediately and has a term of five years. The warrant was valued at approximately $27,000 using the Black Scholes valuation model.

                            PEOPLE'S LIBERATION, INC.

NOTE 10- OTHER ASSETS

         Other assets are summarized as follows:
                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                -------------------------------
                                                    2007                2006
                                                -----------         -----------

William Rast lifestyle apparel
   collection rights ...................        $   200,000         $      --
Deposits ...............................             65,020              64,970
                                                -----------         -----------
                                                $   265,020         $    64,970
                                                ===========         ===========

WILLIAM RAST LIFESTYLE APPAREL COLLECTION RIGHTS

         Effective November 15, 2007, William Rast Sourcing entered into a design services agreement with Paris68 LLC and Johan and Marcella Lindeberg. The design services agreement provides that the Company's William Rast lifestyle collection will be developed and designed in collaboration with Paris68, the New York-based independent design consultancy of Johan and Marcella Lindeberg. Johan Lindeberg, best known for his role as Creative Director of the Swedish brand J. Lindeberg, will design the Company's men's collection while Marcella Lindeberg will design the Company's women's collection. The initial collections were launched in February of 2008 and the Company anticipates shipping the collection products in the Fall of 2008. The design services agreement with Paris68 and Johan and Marcella Lindeberg is for a three-year period ending December 2010.

         In accordance with the terms of the design services agreement, the Company is required to make minimum annual design fee payments as follows:

         YEARS ENDING DECEMBER 31,
         2008..................................................      $ 2,300,000
         2009..................................................        2,000,000
         2010..................................................        2,000,000
                                                                     -----------
                                                                     $ 6,300,000
                                                                     ===========

         In addition to the minimum annual design fees, the design services agreement also provides for royalty payments for the contract years ending December 31, 2009 and 2010 of 7% of net sales of the collections products in excess of $7.5 million up to $20 million, and 5% of net sales of the collection's products in excess of $20 million. The Company shall have no obligation to pay any portion of a royalty if the cumulative amount of design fees and royalties paid by the Company from the inception of the design services agreement through the date of termination exceeds an amount equal to 33% of the cumulative amount of net sales of the collection's products from the inception of the design services agreement. Excess royalties, if any, shall be determined at the date of termination of the design services agreement. Any amount of excess royalties paid to the designer by the Company shall be refunded by the designer to the Company within thirty days following termination of the design services agreement.

         As of December 31, 2007, collection rights related to the design collection of the Company's William Rast men's and women's ready-to-wear product line by Johan and Marcella Lindeberg amounted to $200,000 and represents an advance design fee payment made in accordance with the terms of the design services agreement. Future contractual design fee payments due under the design services agreement will be amortized in accordance with the revenue derived from sales of the collection products. There was no amortization expense recorded on this asset during the year ended December 31, 2007. Sales of the collection products are expected to commence in the Fall of 2008.

                            PEOPLE'S LIBERATION, INC.

NOTE 11- STOCKHOLDERS' EQUITY

PRIVATE PLACEMENT OF COMMON STOCK

         On September 28, 2007 and November 2, 2007, the Company sold an aggregate of 1,060,000 shares of its common stock at a purchase price of $0.50 per share for gross proceeds after legal and other expenses amounted to approximately $495,988 to various investors pursuant to the terms of subscription agreements entered into with each investor.

         Pursuant to the terms of a certain registration rights agreement entered into with each investor, the Company agreed to provide the investors certain registration rights with respect to the shares under the Securities Act of 1933, as amended. The registration rights agreement required that the Company file a registration statement with the Securities and Exchange Commission to register the resale of the shares by the investors and use commercially reasonable efforts to cause such registration statement to become and remain effective at least for a period ending with the first to occur of (i) the sale of the shares covered by the registration statement and (ii) the availability under Rule 144 for the investors to resell without restriction all of the shares covered by the registration statement.

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

                            PEOPLE'S LIBERATION, INC.

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

NOTE 12 - STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS

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

                            PEOPLE'S LIBERATION, INC.

         For the years ended December 31, 2007 and 2006, total stock-based compensation expense included in the consolidated statements of operations was $261,133 and $259,402, charged to the following expense categories:

                                                       Year ended December 31,
                                                     ---------------------------
                                                         2007            2006
                                                     ------------   ------------
Selling expense ..................................   $     26,411   $     12,628
Design and production ............................         34,149         22,158
General and administrative .......................        200,573        224,616
                                                     ------------   ------------
Total stock-based compensation ...................   $    261,133   $    259,402
                                                     ============   ============

         The following table summarizes the activity in the Plan:

                                                                       Weighted
                                                                       Average
                                                         Number of     Exercise
                                                          Shares        Price
                                                        ----------    ----------

Options outstanding - January 1, 2006 ...............         --      $     --
     Granted ........................................    2,052,000          1.25
     Exercised ......................................         --            --
     Canceled .......................................     (174,000)         1.25
                                                        ----------

Options outstanding - December 31, 2006 .............    1,878,000          1.25
     Granted ........................................    1,912,000          0.53
     Exercised ......................................         --            --
     Canceled .......................................   (1,374,000)         1.18
                                                        ----------

Options outstanding - December 31, 2007 .............    2,416,000    $     0.72
                                                        ==========

         Additional   information   relating  to  stock   options  and  warrants
outstanding and exercisable at December 31, 2007, summarized by exercise price is as follows:

                                                                                           Exercisable
                                         Outstanding Weighted Average                    Weighted Average
                                  --------------------------------------------     -----------------------------
                                                    Life           Exercise                          Exercise
  Exercise Price Per Share           Shares        (years)           Price            Shares           Price
-----------------------------     -----------    -----------     -------------     -----------     -------------
           $ 0.31 (options)           72,000        9.5             $ 0.31             51,000         $ 0.31
           $ 0.38 (options)          310,000        9.6             $ 0.38                  -         $ 0.38
           $ 0.40 (warrants)         150,000        4.9             $ 0.40            150,000         $ 0.40
           $ 0.46 (options)          450,000        9.5             $ 0.46            337,500         $ 0.46
           $ 0.50 (options)          769,000        9.9             $ 0.50            115,000         $ 0.50
           $ 0.50 (warrants)         250,000        4.8             $ 0.50             41,666         $ 0.50
           $ 1.25 (options)          815,000        8.6             $ 1.25            468,833         $ 1.25
           $ 1.25 (warrants)         625,000        2.9             $ 1.25            625,000         $ 1.25
           $ 2.00 (warrants)       2,500,000        2.9             $ 2.00          2,500,000         $ 2.00
                                  -----------                                      -----------

                                   5,941,000        5.6             $ 1.30          4,288,999         $ 1.56
                                  ===========                                      ===========

                            PEOPLE'S LIBERATION, INC.

         A summary of the changes in the Company's unvested stock options for the years ended December 31, 2007 and 2006 is as follows:

                                                                      Weighted
                                                                       Average
                                                        Number of    Grant Date
                                                         Shares      Fair Value
                                                       ----------    ----------
Unvested stock options - January 1, 2006 ...........         --      $     --
     Granted .......................................    2,052,000          0.51
     Vested ........................................     (440,583)        (0.40)
     Canceled, expired or forfeited ................     (174,000)        (0.45)
                                                       ----------

Unvested stock options - December 31, 2006 .........    1,437,417          0.56
     Granted .......................................    1,912,000          0.28
     Vested ........................................     (531,750)        (0.28)
     Canceled, expired or forfeited ................   (1,374,000)        (0.48)
                                                       ----------

Unvested stock options - December 31, 2007 .........    1,443,667    $     0.32
                                                       ==========

         As of December 31, 2007, there was approximately $413,000 of total unrecognized compensation expense related to share-based compensation arrangements granted under the Plan. The cost is expected to be recognized on a weighted-average basis over the next four years.

         The Company has recorded a 100% valuation allowance on its deferred tax asset related to net operating loss carryforwards. As a result, the stock-based compensation recorded for the year ended December 31, 2007 has not been tax effected on the consolidated statement of operations.

NOTE 13- INCOME TAXES

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

         Deferred income taxes arise principally from temporary differences in the method of depreciating property and equipment for income tax reporting purposes and the recognition of expense related to the allowance for doubtful accounts for income tax reporting purposes. The Company had Federal net operating losses available to carryforward to future periods of approximately $1.6 million as of December 31, 2007. Federal net operating losses expire beginning 2026 and state net operating losses expire beginning 2016. A valuation allowance has been provided for the deferred income tax asset related to net operating loss carryforwards. At this time, the Company cannot determine that it is more likely than not that it will realize the future income tax benefits related to its net operating losses.

                            PEOPLE'S LIBERATION, INC.

         The (provision) benefit for income taxes for the years ended December 31, 2007 and 2006 consists of the following:

                                                        2007             2006
                                                      --------         --------
Federal:
    Current (provision) benefit ..............        $(29,698)        $ 39,010
    Deferred provision .......................         (39,100)         (19,040)
                                                      --------         --------
                                                       (68,798)          19,970
                                                      --------         --------
State:
    Current (provision) benefit ..............          (5,241)           6,884
    Deferred provision .......................          (6,900)          (3,360)
                                                      --------         --------
                                                       (12,141)           3,524
                                                      --------         --------
                                                      $(80,939)        $ 23,494
                                                      ========         ========

         The difference between the (provision) benefit for income taxes and the expected income tax (provision) benefit determined by applying the statutory Federal and state income tax rates to pre-tax accounting income for the years ended December 31, 2007 and 2006 are as follows:

                                                           2007         2006
                                                         --------     --------

Federal statutory rate ...............................       34.0%        34.0%
State taxes net of Federal benefit ...................       (6.0)         6.0
Net operating loss valuation allowance ...............      (40.0)       (36.4)
LLC gross receipts tax ...............................       (2.1)        --
Other ................................................       --           (1.0)
                                                         --------     --------

                                                            (14.1)%        2.6%
                                                         ========     ========


         The components of the Company's consolidated deferred income tax balances as of December 31, 2007 and 2006 are as follows:

                                                            2007         2006
                                                         ---------    ---------
Deferred income tax assets - current:
    Net operating loss carryforwards .................   $ 622,000    $ 323,000
    Bad debt reserve .................................      38,000       31,000
    Inventory capitalization .........................        --         21,000
                                                         ---------    ---------
                                                           660,000      375,000
    Less:  Valuation allowance .......................    (622,000)    (323,000)
                                                         ---------    ---------
         Net deferred income tax assets - current ....   $  38,000    $  52,000
                                                         =========    =========

Deferred income tax liabilities - long-term:
    Property and equipment ...........................   $ (51,000)   $ (26,000)
    Excess of liabilities over assets from LLC due
    to exchange transaction ..........................     (42,000)     (35,000)
                                                         ---------    ---------
         Deferred income tax liabilities - long-term .   $ (93,000)   $ (61,000)
                                                         =========    =========

                            PEOPLE'S LIBERATION, INC.

NOTE 14 - RELATED PARTY TRANSACTIONS

         Colin Dyne became Chief Executive Officer and a director of the Company on May 21, 2007. Colin Dyne is a significant stockholder of the Company, and has served as a consultant to the Company since December 2005, advising on strategic sales initiatives. The Company paid $192,000 and $259,000 in consulting fees to Mr. Dyne during the years ended December 31, 2007 and 2006.

         Mr. Dyne also serves as Vice Chairman of the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon zippers and a full service trim management supplier for manufacturers of fashion apparel. Mr. Dyne founded Tag-It, Inc., a subsidiary of Talon, in 1991. Mr. Dyne served as Talon's President from inception and as its Chief Executive Officer from 1997 to 2005. During the years ended December 31, 2007 and 2006, the Company purchased trim products from Talon amounting to approximately $395,000 and $152,000, respectively.

         Kenneth Wengrod, a member of the Company's Board of Directors, currently serves as President of FTC Commercial Corp., a company which he founded in 2002 and in which he holds a minority equity position. FTC is a global finance commercial service company primarily focused in the apparel industry. The Company is party to various factoring agreements with FTC as further described in Note 4 to the consolidated financial statements. As of December 31, 2007, total factored accounts receivable included in due from factor amounted to approximately $2,552,000. Outstanding advances as of December 31, 2007 amounted to approximately $649,000, and are included in the due from factor balance. In connection with Mr. Wengrod's appointment as a director, on September 21, 2007, the Company granted to Mr. Wengrod a ten-year option to purchase 24,000 shares of the Company's common stock at an exercise price of $0.50 per share pursuant to the Company's 2005 Stock Incentive Plan.

         We are party to a consulting arrangement with Susan White, a member of the Company's Board of Directors, pursuant to which Ms. White provides image and marketing consulting services to the Company. During the year ended December 31, 2007, the Company paid Ms. White approximately $94,000 for such consulting services. Ms. White did not provide consulting services to the Company during the year ended December 31, 2006.

         Pursuant to a private placement transaction entered into on September 28, 2007, the Company's international distributor consultant, Andreas Kurz, though an entity of which he is a trustee, Akil Trust, purchased 200,000 shares of the Company's common stock which increased Akil Trust's aggregate holdings to 450,000 shares of the Company's common stock as of December 31, 2007. See Note 17 for a summary of the consulting agreement entered into by Andreas Kurz and his consulting firm, Akari International.

         Pursuant to a private placement transaction entered into on September 28, 2007, the Company's exclusive distributor in Germany, Unifa GmbH, purchased 500,000 shares of the Company's common stock. Net sales to this distributor amounted to approximately $1,085,000 during the year ended December 31, 2007.

         Pursuant to a private placement transaction entered into on September 28, 2007, the Company's financial advisor, Europlay Capital Advisors, LLC, purchased 200,000 shares of the Company's common stock which increased its aggregate holdings to 450,000 shares of the Company's common stock as of December 31, 2007. See Note 17 for a summary of the consulting agreement entered into by the Company and Europlay Capital Advisors.

NOTE 15 - SENIOR MANAGEMENT RESTRUCTURING

         On October 2, 2007, Daniel Guez, who served as the Company's Creative Director, resigned from his position with the Company. In connection with Mr. Guez's resignation, the Company entered into a separation agreement and mutual

                            PEOPLE'S LIBERATION, INC.

release with Mr. Guez. The separation agreement provides that the certain amended and restated employment agreement dated June 19, 2007 between the Company and Mr. Guez be terminated and of no further force or effect, and that except as provided in the separation agreement, all responsibilities, duties and obligations of Mr. Guez to the Company and of the Company to Mr. Guez under the employment agreement are terminated and of no further force or effect.

         The separation agreement provided that the Company pay Mr. Guez three months of his base salary of $16,667 per month, and three months of his automobile allowance of $1,200 per month. In addition, Mr. Guez and his eligible family members will continue to receive medical benefits for a period of twelve months from the date of his resignation. The separation agreement also provided that, prior to November 30, 2007, Mr. Guez would not sell or otherwise dispose of any shares of the Company's common stock beneficially owned by him. In addition, Mr. Guez granted the Company a right of first refusal to purchase any of his shares of common stock if he intended to sell in a public sale prior to the earlier of January 31, 2008 and the date when Mr. Guez beneficially owned less than 10% of the Company's common stock then issued and outstanding.

         On October 12, 2007, Mr. Guez resigned as a member of the Board of Directors of the Company.

         In the second quarter of 2007, the Company's Board of Directors authorized management to take certain actions to restructure its senior management team. These actions included the appointment of Colin Dyne as Chief Executive Officer and Co-Chairman of the Board of Directors, the resignation of Daniel Guez as Chief Executive Officer and his appointment as Co-Chairman of the Board of Directors, and a reduction of Mr. Guez's salary. The actions also included the termination of the Company's president and the elimination of the president position within the Company, and the reduction of base salaries of the Company's Chief Financial Officer and Chief Operating Officer.

NOTE 16 - EMPLOYMENT AGREEMENTS

COLIN DYNE

         On May 21, 2007, the Board of Directors appointed Colin Dyne as the Company's Chief Executive Officer and Co-Chairman of the Board of Directors. Mr. Dyne receives an annual salary of $200,000, payable in accordance with the Company's standard payroll practices, medical and disability insurance and an auto allowance of $1,200 per month. Annual bonuses are determined at the discretion of the Board of Directors and amounted to $30,000 for the year ended December 31, 2007.

DANIEL GUEZ

         On October 2, 2007, Daniel Guez, who was serving as the Company's Creative Director, resigned from his position with the Company. In connection with Mr. Guez's resignation, the Company entered into a separation agreement and mutual release with Mr. Guez. The separation agreement provides that the certain amended and restated employment agreement dated June 19, 2007 between the Company and Mr. Guez be terminated and of no further force or effect, and that except as provided in the separation agreement, all responsibilities, duties and obligations of Mr. Guez to the Company and of the Company to Mr. Guez under the employment agreement be terminated and of no further force or effect.

         The separation agreement provided that the Company pay Mr. Guez three months of his base salary of $16,667 per month, and three months of his automobile allowance of $1,200 per month. In addition, Mr. Guez and his eligible family members will continue to receive medical benefits for a period of twelve months from the date of his resignation. The separation agreement also provided that, prior to November 30, 2007, Mr. Guez would not sell or otherwise dispose of any shares of the Company's common stock beneficially owned by him. In addition, Mr. Guez granted the Company a right of first refusal to purchase any of his shares of common stock if he intended to sell in a public sale prior to the earlier of January 31, 2008 and the date when Mr. Guez beneficially owned less than 10% of the Company's common stock then issued and outstanding.

                            PEOPLE'S LIBERATION, INC.

EDWARD HOUSTON

         In connection with the restructuring of its senior management positions, the Company eliminated the position of President. As a consequence, on June 7, 2007, the Company terminated the employment of Edward Houston, who served as its President. In accordance with the terms of his employment agreement, the Company was to pay Mr. Houston severance in the amount of $150,000 in equal bi-monthly installments over a six-month period. A total of $154,500, including expenses, was charged to general and administrative expense in June 2007 as a result of this severance liability. Pursuant to the terms of his employment agreement, Mr. Houston was also granted a non-qualified stock option to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $1.25 per share. On the date of his termination, Mr. Houston held options to purchase 249,999 shares of the Company's common stock which were fully vested, and his remaining options to purchase 750,001 shares of the Company's common stock were cancelled. Mr. Houston did not exercise his fully vested options and these options were subsequently cancelled.

DARRYN BARBER

         On January 3, 2006, the Company entered into an employment agreement with Darryn Barber pursuant to which he served as the Company's Chief Financial Officer and Chief Operating Officer. The agreement was for a term of 2 years commencing as of November 22, 2005 and terminating on November 21, 2007. Mr. Barber received a base salary of $212,000 in the first year of his appointment, and was to receive a base salary of $232,000 during the second year of his contract. On June 5, 2007, in connection with a restructuring of senior management, the Company and Mr. Barber agreed to reduce the base salary of Mr. Barber to $200,000 per annum beginning June 5, 2007. In addition to his base salary, Mr. Barber was to receive an annual bonus of not less than $25,000 and no more than $100,000 based on objectives determined by our Board of Directors. On July 7, 2006, in accordance with his employment agreement, Mr. Barber was granted a stock option to purchase 300,000 shares of the Company's common stock at an exercise price of $1.25 per share which is now fully vested. In the event Mr. Barber was terminated without cause, the Company was to continue to pay Mr. Barber's then current base salary for the remaining term of the agreement, without regard to any employment of Mr. Barber by a third party.

         On November 8, 2006, the Company and Darryn Barber entered into an amendment to his employment agreement. Pursuant to the amendment, Mr. Barber resigned from his position as Chief Operating Officer of the Company, effective the same date but will continue to serve us as the Company's Chief Financial Officer. The amendment also extends the exercise period of Mr. Barber's option to purchase 300,000 shares of the Company's common stock to a period of one year following termination of Mr. Barber's service with the Company for any reason other than for cause (as defined in the employment agreement). Previously, Mr. Barber's option was to remain exercisable for a period of at least six months following termination of his service with the Company for any reason other than for cause. Mr. Barber's annual bonus amounted to $25,000 for the year ended December 31, 2007.

         On June 5, 2007, the Company's Board of Directors approved an award to Darryn Barber of options to purchase 150,000 shares of its common stock. The options have an exercise price of $0.46 per share, the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on the date of the award, are fully vested, and have a term of ten years.

         On August 7, 2007, the Company's Board of Directors approved an award to Darryn Barber of options to purchase 100,000 shares of its common stock. The options have an exercise price of $0.38 per share, the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on the date of the award, and have a term of ten years. The options vested 50% on August 1, 2008, and the remaining 50% will vest in equal monthly installments thereafter through August 1, 2009.

                            PEOPLE'S LIBERATION, INC.

         On November 14, 2007, the Company's Board of Directors approved an award to Darryn Barber of options to purchase 450,000 shares of its common stock. The options have an exercise price of $0.50 per share, the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on the date of the award, and have a term of ten years. The options vest in quarterly installments of 45,000 beginning February 14, 2008 through May 14, 2010.

THOMAS NIELDS

         On November 8, 2006, Thomas Nields was appointed Chief Operating Officer of the Company. Pursuant to an oral agreement between the Company and Mr. Nields, Mr. Nields was to be paid an annual salary of $250,000, and a discretionary bonus to be determined annually by the Company's Board of Directors. On June 5, 2007, in connection with a restructuring of senior management, the Company and Mr. Nields agreed to reduce his base salary to $200,000 per annum beginning June 5, 2007.

         On June 5, 2007, the Company's Board of Directors approved an award to Thomas Nields of options to purchase 150,000 shares of the Company's common stock. The options have an exercise price of $0.46 per share, the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on the date of the award, are fully vested, and have a term of ten years.

         On August 7, 2007, the Company's Board of Directors approved an award to Thomas Nields of options to purchase 100,000 shares of its common stock. The options have an exercise price of $0.38 per share, the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on the date of the award, and have a term of ten years. The options vested 50% on August 1, 2008, and the remaining 50% shall vest in equal monthly installments thereafter through August 1, 2009.

NOTE 17 - CONSULTING AGREEMENTS

         Effective October 1, 2007, the Company entered into a consulting agreement with Europlay Capital Advisors, LLC. Under the terms of the consulting agreement, Europlay Capital Advisors will be the Company's exclusive financial advisor to raise capital and provide other financial advisory and investment banking services for a term of one year. Europlay Capital Advisors will receive a fee for the successful completion of a financing transaction or acquisition at a negotiated rate. In conjunction with the consulting agreement, the Company issued to Europlay Capital Advisors a warrant to purchase 250,000 shares of common stock at an exercise price of $0.50 per share. The warrant vests over the term of the consulting agreement and has a term of five years. No proceeds were received by the Company as a result of the warrant issuance.

         On February 1, 2007, the Company entered into a consulting agreement with Akari Enterprises, LLC, a consulting firm formed and controlled by Andreas Kurz, which specializes in international expansion, licensing, retailing and branding for apparel companies. Akari Enterprises will be responsible for negotiating exclusive distribution agreements with distributors outside of the United States and will manage People's Liberation and William Rast's current international distribution relationships. Prior to forming Akari Enterprises, Mr. Kurz held several senior positions at various manufacturers, including Seven for All Mankind, Diesel USA and Hugo Boss. The consulting agreement provides for commissions to be paid to Akari Enterprises based on a defined formula related to net international sales and terminates on December 31, 2009. Total commissions paid to Akari International pursuant to the consulting agreement amounted to approximately $94,000 for the year ended December 31, 2007. On December 17, 2007, the Company granted Mr. Kurz an option to purchase 50,000 shares of the Company's common stock at an exercise price of $0.50 per share. The option vests monthly through December 17, 2009 and has a term of five years.

                            PEOPLE'S LIBERATION, INC.

         On January 5, 2006, the Company entered into a consulting agreement with MK Sportswear. Under the terms of the agreement, MK Sportswear was to provide sales and customer services functions on behalf of the Company. The agreement provided for commissions at an agreed upon percentage of net sales and had a term of two years that expired on December 31, 2007. In accordance with the agreement, on June 22, 2006 the Company issued a non-qualified stock option to purchase 150,000 shares of the Company's common stock at an exercise price of $1.25 per share to Mark Kanights. The options vest 25% after one year and monthly thereafter over two years. On August 22, 2006, the Company terminated its original agreement and entered into a new agreement with MK Sportswear and Mark Kanights, whereby Mark Kanights was to provide sales and customer service functions on behalf of the Company on an exclusive basis through July 1, 2009 and receive a monthly salary and commissions at an agreed upon percentage of net sales. Pursuant to the new agreement, in exchange for services to be performed by Mark Kanights through July 1, 2009, the 150,000 stock options granted to Mark Kanights under the original agreement were to remain granted to him under the same terms and conditions set forth in the original agreement. Effective January 15, 2008, the parties terminated this agreement. Pursuant to the terms of the Company's 2005 Stock Incentive Plan, the unexercised options will be cancelled three months from termination of services.

NOTE 18 - LEASES

         The Company leases its office and warehouse space under a lease agreement commencing in October 2005 and expiring in December 2008. The Company has three showrooms located in Los Angeles, New York City and Atlanta. The Company currently rents temporary showroom space in Los Angeles under a lease agreement that expires May 31, 2008. The Company has also signed a lease agreement for permanent space in the same building with a lease term beginning June 1, 2008 and continuing until May 2013. The Company's New York City showroom lease expires in April 2009 and its Atlanta showroom lease expires in May 2009. The Company accounts for its leases in accordance with SFAS No. 13, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to operations on a straight line basis over the related lease term. Total rent expense for the years ended December 31, 2007 and 2006 amounted to approximately $341,000 and $318,000, respectively.

         Future annual minimum payments due under the leases are summarized as follows:


         YEARS ENDING DECEMBER 31,
         2008.....................................................     $ 433,547
         2009.....................................................        96,717
         2010.....................................................        84,324
         2011.....................................................        89,011
         2012.....................................................        93,469
         2013.....................................................        39,735
                                                                       ---------
                                                                       $ 836,803
                                                                       =========

NOTE 19 - GEOGRAPHIC INFORMATION

         The Company designs, markets and sells high-end casual apparel under its People's Liberation and William Rast brand names. The types of products developed and sold by the Company are not sufficiently different to account for these products separately or to justify segmented reporting by product type.

                            PEOPLE'S LIBERATION, INC.

         The Company distributes its products internationally and has reporting requirements based on geographic regions. All of the Company's long-lived assets are located in the United States. Sales are attributed to countries based on customer delivery locations, as follows:

                                                     Year Ended December 31,
                                                --------------------------------
                                                    2007                 2006
                                                -----------          -----------
Net Sales:
    United States ....................          $17,793,652          $13,625,996
    Germany ..........................            1,084,940              183,302
    Canada ...........................              659,192              738,880
    Italy ............................              181,967                 --
    Belgium ..........................              126,926                 --
    Sweden ...........................              124,332                 --
    United Kingdom ...................               94,553                 --
    Mexico ...........................               15,932              227,304
    Japan ............................                 --              1,072,979
    Other ............................              185,883              111,305
                                                -----------          -----------
                                                $20,267,377          $15,959,766
                                                ===========          ===========

NOTE 20 - CUSTOMER CONCENTRATION

         During the year ended December 31, 2007, one customer comprised greater than 10% of the Company's sales. Sales to this customer amounted to 31.1% of net sales for the year ended December 31, 2007. During the year ended December 31, 2006, two customers comprised greater than 10% of the Company's sales. Sales to these customers amounted to 27.9% and 10.6% of net sales for the year ended December 31, 2006. At December 31, 2007 and 2006, receivables due from these customers are included in due from factor.

NOTE 21 - SUPPLIER CONCENTRATION

         During the year ended December 31, 2007, four suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 10.7%, 11.3%, 11.8% and 18.6% for the year ended December 31, 2007. At December 31, 2007, accounts payable and accrued expenses included an aggregate of approximately $934,000 due to these vendors. During the year ended December 31, 2006, four suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 11.5%, 12.2%, 13.4% and 15.1% for the year ended December 31, 2006. At December 31, 2006, accounts payable and accrued expenses included an aggregate of approximately $502,000 due to these vendors.

NOTE 22 - OFF-BALANCE SHEET RISK AND CONTINGENCIES

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. As described in
Note 4, the Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At December 31, 2007, total factor receivables approximated $2,552,000.

         The Company may be subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                            PEOPLE'S LIBERATION, INC.

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

 NOTE 23 - PROFIT SHARING PLAN

         The Company has established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make contributions to the plan as determined by the Board of Directors. There were no contributions made during the years ended December 31, 2007 and 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

              Not applicable.

ITEM 8A(T).   CONTROLS AND PROCEDURES

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Chief Executive Officer, Colin Dyne, and Chief Financial Officer, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph
(e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2007, the end of the period covered by this report. Based upon that evaluation, Messrs. Dyne and Barber concluded that our disclosure controls and procedures are effective.

         CHANGES IN CONTROLS AND PROCEDURES

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

         (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition our assets that could have a material effect on our financial statements.

         Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2007.

         This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

ITEM 8B.      OTHER INFORMATION

         None

                                    PART III

ITEM 9.       DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS,  CONTROL  PERSONS AND
              CORPORATE  GOVERNANCE;   COMPLIANCE  WITH  SECTION  16(A)  OF  THE
              EXCHANGE ACT

         The following table sets forth the name, age and position of each of our executive officers and directors as of December 31, 2007. There are no family relationships between our executive officers and directors.

     NAME                  AGE             POSITION HELD
     ----                  ---             -------------

Colin Dyne                 44              Chief Executive Officer, and Director
Darryn Barber              32              Chief Financial Officer
Thomas Nields              42              Chief Operating Officer
Dean Oakey                 49              Director
Susan White                57              Director
Troy Carter                34              Director
Kenneth Wengrod            57              Director

         COLIN DYNE became our Chief Executive Officer and a director of the company on May 21, 2007. Colin Dyne is a significant stockholder of the company, and has served as a consultant to the company since December 2005, advising on strategic sales initiatives. Mr. Dyne also serves as Vice Chairman of the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon(TM) zippers and a full service trim management supplier for manufacturers of fashion apparel. Mr. Dyne founded Tag-It, Inc., a subsidiary of Talon, in 1991. Mr. Dyne served as Talon's President from inception and as its Chief Executive Officer from 1997 to 2005.

         DARRYN BARBER has served as our Chief Financial Officer since November 22, 2005. Prior to joining us, Mr. Barber spent five years as a senior associate at Europlay Capital Advisors, LLC and its affiliates. Mr. Barber has been successful in evaluating, developing, and operating businesses in the entertainment and technology fields. Mr. Barber was responsible for preparing business models, financial planning, evaluating and valuing businesses, providing corporate and strategic advice and preparing businesses for strategic transactions. Mr. Barber brings over 10 years experience in owning and operating businesses. Prior to Europlay Capital Advisors, Mr. Barber was Director of Operations of Trademark Cosmetics, a private label cosmetic manufacturing company. Mr. Barber earned an MBA from California State University Northridge and a BA in business economics from the University of California Santa Barbara.

         THOMAS NIELDS has served as our Chief Operating Officer since November 8, 2006. Prior to joining us, Mr. Nields held various positions at Talon International, Inc., a full service trim management supplier for manufacturers of fashion apparel, from November 1994 to October 2006. These positions included Director of Global Operations, President of Talon, Inc. (a wholly-owned subsidiary of Talon International, Inc.) and Vice President of Production. During his employment with Talon, Mr. Nields was responsible for implementing and managing production facilities in eight countries including the U.S., Mexico and Hong Kong.

         DEAN OAKEY has served as a director since November 22, 2005. From June 1997 to present, Mr. Oakey has served as the Managing Director of Corporate Finance and Capital Markets at Sanders Morris Harris, Inc., an investment banking firm. In this capacity, Mr. Oakey has been responsible for business development and management duties, with a focus on the apparel industry.

         SUSAN WHITE joined our Board of Directors on May 21, 2007. Ms. White has served as Chief Executive Officer and President of Brand Identity Solutions, LLC, a branding, marketing and licensing consulting company, since 1987. Ms. White also is the CEO and president of Whitespeed, LLC, an internet design, branding and marketing company. Ms. White previously served on the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon(TM) zippers and a full service trim management supplier for manufacturers of fashion apparel. Ms. White also previously served as Director of Marketing and Advertising Worldwide for Warnaco from November 1997 through August 1999.

         TROY CARTER joined our Board of Directors on May 21, 2007. Mr. Carter is the Founder, Chairman and CEO of the urban talent management and full-service film and television production entity, The Coalition, Inc. Mr. Carter has managed and built careers for some of the hottest acts on the urban scene including hip-hop artists Eve, Beanie Siegel, and Fat Joe and hot newcomer acts such as Ya Boy. Prior to establishing The Coalition, Mr. Carter was the co-founder of Erving Wonder, a management firm purchased by Sanctuary Group UK, the largest urban talent manager in the world with clients including Beyonce, Destiny's Child, Nelly, Eve and D-12. Mr. Carter began his entertainment industry career at Bad Boy Records working for Sean "Diddy" Combs and also at Overbrook Entertainment, Will Smith's management/production company.

         KENNETH WENGROD joined our Board of Directors on September 21, 2007. Mr. Wengrod currently serves as President of FTC Commercial Corp., a company which he founded in 2002 ("FTC") and in which he continues to hold a minority equity position. FTC is a global finance commercial service company primarily focused in the apparel industry. From 1996 to 2002, Mr. Wengrod was the Chief Financial Officer and General Manager of Meridian Textiles f/k/a Mark Fabrics where he was responsible for the operations of the multi-million dollar fabric converting company. Prior to joining Meridian Textiles, Mr. Wengrod was the Chief Operating Officer of Rampage Clothing Co. from 1992 to 1995, and was a Senior Vice President of Barclays Commercial Corp. from 1987 to 1992. Mr. Wengrod holds a Bachelor of Science degree in Economics from Northeastern University.

         During the past five years, none of our executive officers or directors has had any bankruptcy petition filed by or against any business of which such officer or director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time. Also, during the past five years, none of our executive officers or directors have been convicted in a criminal proceeding or are subject to a pending criminal proceeding, excluding traffic violations or similar misdemeanors, nor have they been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities, or banking activities, nor have they been found by a court of competent jurisdiction (in a civil action), the Commission, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, which judgment has not been reversed, suspended, or vacated.

DIRECTOR INDEPENDENCE

         Our board of directors currently consists of five members: Colin Dyne (our Chief Executive Officer), Dean Oakey, Susan White, Troy Carter and Kenneth Wengrod. Each of Colin Dyne, Dean Oakey, Susan White and Troy Carter were elected at a meeting of shareholders and will serve until our next annual meeting or until his or her successor is duly elected and qualified. Kenneth Wengrod was appointed to our Board of Directors on September 21, 2007 to fill a vacancy created upon the expansion in the size of our Board from five directors to six directors on the same date. Mr. Wengrod will serve until our next annual meeting or until his successor is duly elected and qualified.

         We do not have a separately designated audit, compensation or nominating committee of our board of directors and the functions customarily delegated to these committees are performed by our full board of directors. We are not a "listed company" under SEC rules and are therefore not required to have separate committees comprised of independent directors. We have, however, determined that neither Mr. Wengrod nor Mr. Oakey are "independent" as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market. In addition, we have determined that Mr. Carter and Susan White are "independent" in accordance with the aforementioned definition. As we do not maintain an audit committee, we do not have an audit committee "financial expert" within the meaning of Item 401(d) of Regulation S-B.

         We intend to establish an audit committee, compensation committee, and nominating and corporate governance committee following the expansion of our board to include at least three directors who are independent under the applicable rules of the SEC and NASDAQ.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all
Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2007, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except for Dean Oakey, who did not timely file a Form 4 to report one transaction and Kenneth Wengrod, who did not timely file a Form 4 to report one transaction.

CODE OF ETHICS

         We have adopted a Code of Ethics applicable to all of our Board members and to all of our employees, including our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. The Code of Ethics constitutes a "code of ethics" as defined by applicable SEC rules and a "code of conduct" as defined by applicable NASDAQ rules. The Code of Ethics has been publicly filed with the SEC as an exhibit to our Annual Report on Form 10-KSB. Our code of ethics is posted on our Internet website located at www.peopleslib.com in the section titled "Investors." You may also request a copy of the Code of Ethics by writing or calling us at:

         People's Liberation, Inc.
         Attn:  Investor Relations
         150 West Jefferson Boulevard
         Los Angeles, CA 90007
         (213) 745-2123

         Any waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed in a report on Form 8-K filed with the SEC.

ITEM 10.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning all compensation paid to all persons serving as our Chief Executive Officer during fiscal year 2007 and our Chief Financial Officer and Chief Operating Officer for services rendered during our fiscal years ended December 31, 2007 and 2006. The following table also includes compensation related to our highest paid employee (a non-officer) with compensation in excess of $100,000 during the year ended December 31, 2007. The aforementioned people are collectively referred to as our "Named Executive Officers."

                                                                        All Other
   Name and Principal                                        Option     Compensa-
        Position           Year       Salary      Bonus     Awards(1)    tion(7)      Total
---------------------   ---------   ---------   ---------   ---------   ---------   ---------
Colin Dyne(2)
   Chief Executive           2007   $ 125,010   $  30,000   $    --     $ 216,261   $ 371,271
   Officer                   2006   $    --     $    --     $    --     $ 259,000   $ 259,000

Daniel Guez(3)
   Former Chief              2007   $ 313,619   $    --     $    --     $  32,423   $ 346,042
   Executive Officer         2006   $ 300,000   $ 175,000   $    --     $  22,182   $ 497,182

Darryn Barber(4)
   Chief Financial           2007   $ 213,698   $  25,000   $  55,856   $   8,660   $ 303,214
   Officer                   2006   $ 203,278   $  40,000   $  87,771   $    --     $ 331,049

Thomas Nields(5)
   Chief Operating           2007   $ 217,190   $  20,000   $  59,619   $   6,052   $ 302,861
   Officer                   2006   $ 165,958   $   7,500   $   6,678   $   1,792   $ 181,928
                        ---------   ---------   ---------   ---------   ---------   ---------

Jennifer Wojinski(6)
   Director of Design        2007   $ 128,263   $  18,750   $  13,520   $    --     $ 160,533
   -William Rast ....        2006   $ 100,000   $   5,000   $   3,339   $    --     $ 108,339

----------
(1) The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in the applicable fiscal year with respect to stock options granted in the applicable fiscal year as well as prior fiscal years, in accordance with SFAS 123(R). For additional information on the valuation assumptions with respect to option grants, including the options granted in 2006 and 2007, please see Note 2 to our financial statements for the years ended December 31, 2007 and 2006. These amounts do not reflect the actual value that may be realized by the Named Executive Officers which depends on the value of our shares in the future.
(2) Mr. Dyne became our Chief Executive Officer on May 21, 2007. Prior to joining the Company, Mr. Dyne provided consulting services to the Company and received consulting fees amounting to approximately $192,000 and $259,000 during the years ended December 31, 2007 and 2006. Mr. Dyne does not have an employment agreement with the Company.
(3) Mr. Guez became our President and Chief Executive Officer on November 22, 2005. On October 2, 2007, Mr. Guez resigned from his position with the company to pursue other opportunities. In connection with Mr. Guez's resignation, we entered into a Separation Agreement with Mr. Guez, the terms of which are described below.
(4) Mr. Barber became our Chief Financial Officer on November 22, 2005. Mr. Barber was subject to an employment agreement which expired on November 21, 2007, the terms of which are described hereafter.
(5) Mr. Nields was named our Chief Operating Officer effective November 6, 2006. Mr. Nields does not have an employment agreement with the Company.
(6) Ms. Wojinski joined our Company in November 2005 as our Director of Design for our William Rast product line. Ms. Wojinski does not have an employment agreement with the Company.
(7) Other compensation indicated in the above table consists of medical and disability insurance, consulting fees, and car expenses and allowances.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

         In the fiscal year ended December 31, 2007, we compensated our executive officers through a combination of a base salary, a cash bonus, and options to purchase shares of our common stock. In addition, we provided other perquisites to some of our executive officers, which consisted of medical and disability insurance, and car expenses and allowances.

         In the second quarter of 2007, we undertook a restructuring of our senior management team. The restructuring was designed to improve the financial performance of the company and included the appointment of a new Chief Executive Officer, Colin Dyne, at a compensation level that we believe is below typical market conditions for similar companies. In order to further improve our operating cash flow, we reduced the cash compensation paid to our other senior executives, including a reduction of the base salary of our former Chief Executive Officer, Daniel Guez, and the reduction of the base salaries of our Chief Financial Officer and Chief Operating Officer. We also terminated our President, and eliminated the President position within the company.

         In 2007, we granted Mr. Barber options to purchase an aggregate of 700,000 shares of our common stock and Mr. Nields options to purchase an aggregate of 250,000 shares of our common stock. These option grants were intended to provide non-cash incentives to the executives to maximize shareholder value. The bonuses paid to our senior management team in the fiscal year ended December 31, 2007 were generally low, and were determined by our Board of Directors based on the performance of the company and the executive officer.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT

     COLIN DYNE

         On May 21, 2007, our Board of Directors appointed Colin Dyne as our Chief Executive Officer and Co-Chairman of the Board of Directors. Mr. Dyne receives an annual salary of $200,000, payable in accordance with our standard payroll practices, and an auto allowance of $1,200 per month. Mr. Dyne's annual bonus amounted to $30,000 for the year ended December 31, 2007.

     DANIEL GUEZ

         On October 2, 2007, Daniel Guez, who was serving as our Creative Director, resigned from his position with us. In connection with Mr. Guez's resignation, we entered into a separation agreement and mutual release with Mr. Guez. The separation agreement provided that the certain amended and restated employment agreement dated June 19, 2007 between us and Mr. Guez (which is further described below) be terminated and of no further force or effect, and that except as provided in the separation agreement, all responsibilities, duties and obligations of Mr. Guez to us and of us to Mr. Guez under the employment agreement are terminated and of no further force or effect. The separation agreement provided that we pay Mr. Guez three months of his base salary of $16,667 per month, and three months of his automobile allowance of $1,200 per month. In addition, Mr. Guez and his eligible family members will continue to receive medical benefits for a period of twelve months from the date of his resignation.

     AMENDED AND RESTATED EMPLOYMENT AGREEMENT WITH DANIEL GUEZ

         On May 21, 2007, Daniel Guez resigned as our Chief Executive Officer. On June 19, 2007, the Company entered into an Amended and Restated Employment Agreement with Daniel Guez, which amended and restated the employment agreement entered into between us and Mr. Guez on January 12, 2007, as modified and supplemented by that certain addendum entered into as of May 21, 2007. Pursuant to the Amended and Restated Employment Agreement, Mr. Guez served as the

Co-Chairman of our Board of Directors (until his resignation from this position on October 12, 2007), and continued to serve as our Creative Director. The Amended and Restated Employment Agreement was for an initial term of three years beginning January 12, 2007 and was to be automatically extended for additional one year terms unless we or Mr. Guez elected not to extend the term of the Amended and Restated Employment Agreement. Effective July 1, 2007, under the
Amended and Restated Employment Agreement, Mr. Guez received a base salary of $200,000 per annum, subject to upward adjustment and an automobile allowance of $1,200 per month, inclusive of insurance, gas, and maintenance on Mr. Guez's vehicle

         The agreement provided that if during the employment period we terminated Mr. Guez's employment without cause or if Mr. Guez terminated his employment for good reason, Mr. Guez would be paid $600,000 in severance. Alternatively, if we failed to extend the period of the employment period as provided above, and at any time within six months following expiration of the employment period, we terminated Mr. Guez's employment without cause or Mr. Guez terminated his employment for good reason or without good reason, Mr. Guez would be paid $300,000 in severance. In addition to the applicable severance amount payable to Mr. Guez as provided above, if Mr. Guez's employment was terminated for any of the reasons set forth in this paragraph, the employment agreement provided that all of Mr. Guez's outstanding stock options, restricted stock and other equity awards would accelerate and become fully vested on the date of termination.

         The employment agreement also provided that if Mr. Guez's employment was terminated by reason of his death or disability during the employment period, Mr. Guez, his estate or beneficiaries, as applicable, would be entitled to be paid a lump sum payment of $400,000, and all outstanding stock options, restricted stock and other equity awards granted to Mr. Guez would accelerate and become fully vested on the date of termination. In addition, the employment agreement provided that for a period of 18 months following the date of termination, the Company would continue to provide Mr. Guez and his eligible family members with group health insurance coverage. The Amended and Restated Employment Agreement did not include any contractual bonus provisions.

     ORIGINAL EMPLOYMENT AGREEMENT WITH MR. GUEZ

         Mr. Guez's original employment agreement with us entered into on January 12, 2007, provided that Mr. Guez would serve as our Chief Executive Officer and/or Creative Director, and Chairman of our Board of Directors. The agreement was for the same duration as the amended and restated employment agreement described above. However, under the original agreement, Mr. Guez received the following compensation:

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

         The original employment agreement provided that if during the employment period, (a) we terminated Mr. Guez's employment without cause or if Mr. Guez terminated his employment for good reason, or (b) if (i) we failed to extend the period of the employment period as provided in the contract, and (ii) at any time within six months following expiration of the employment period, we terminated Mr. Guez's employment without cause or Mr. Guez terminated his employment for good reason or without good reason, Mr. Guez would be paid severance in an amount equal to one and one-half times the sum of Mr. Guez's base salary in effect on the date of termination plus the average annual bonus received by Mr. Guez for the two complete fiscal years immediately prior to the termination date, and all of his outstanding stock options, restricted stock and other equity awards would accelerate and become fully vested on the date of termination. The original employment agreement provided that if Mr. Guez's employment was terminated by reason of his death or disability during the employment period, Mr. Guez, his estate or beneficiaries, as applicable, would be entitled to be paid a lump sum payment of one-hundred percent (100%) of Mr. Guez's then current annual base salary, and all outstanding stock options, restricted stock and other equity awards granted to Mr. Guez would accelerate and become fully vested on the date of termination. In addition, the original employment provided that for a period of 18 months following the date of termination, the Company would continue to provide Mr. Guez and his eligible family members with group health insurance coverage.

     DARRYN BARBER

         On January 3, 2006, we entered into an employment agreement with Darryn Barber pursuant to which he served as our Chief Financial Officer and Chief Operating Officer. The agreement was for a term of 2 years commencing as of November 22, 2005 and terminating on November 21, 2007. Mr. Barber received a base salary of $212,000 in the first year of his appointment, and was to receive a base salary of $232,000 during the second year of his contract. On June 5, 2007, in connection with a restructuring of senior management, we and Mr. Barber agreed to reduce the base salary of Mr. Barber to 200,000 per annum beginning June 5, 2007. In addition to his base salary, Mr. Barber was to receive an annual bonus of not less than $25,000 and no more than $100,000 based on objectives determined by our Board of Directors. On July 7, 2006, in accordance with his employment agreement, Mr. Barber was granted a stock option to purchase 300,000 shares of our common stock at an exercise price of $1.25 per share which is now fully vested. In the event Mr. Barber was terminated without cause, we were to continue to pay Mr. Barber's then current base salary for the remaining term of the agreement, without regard to any employment of Mr. Barber by a third party.

         On November 8, 2006, we and Darryn Barber entered into an amendment to his employment agreement. Pursuant to the amendment, Mr. Barber resigned from his position as Chief Operating Officer of the Company, effective the same date. Mr. Barber will continue to serve us as our Chief Financial Officer. The amendment also extends the exercise period of Mr. Barber's option to purchase 300,000 shares of our common stock to a period of one year following termination of Mr. Barber's service with us for any reason other than for cause (as defined in the employment agreement). Previously, Mr. Barber's option was to remain exercisable for a period of at least six months following termination of his service with us for any reason other than for cause. Mr. Barber's annual bonus amounted to $25,000 for the year ended December 31, 2007.

     THOMAS NIELDS

         On November 8, 2006, Thomas Nields was appointed our Chief Operating Officer. Pursuant to an oral agreement between us and Mr. Nields, Mr. Nields was to be paid an annual salary of $250,000, and a discretionary bonus to be determined annually by our Board of Directors or Compensation Committee. On June 5, 2007, in connection with a restructuring of senior management, the company and Mr. Nields agreed to reduce his base salary to $200,000 per annum beginning June 5, 2007. Mr. Nield's annual bonus amounted to $20,000 for the year ended December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

         The following table presents information regarding outstanding options held by our Named Executive Officers as of the end of our fiscal year ended December 31, 2007. None of the Named Executive Officers exercised options during the fiscal year ended December 31, 2007.

-------------------------- -------------------------------------------- ---------------------- ----------------------
                                 Number of Securities Underlying
                                     Unexercised Options (#)
-------------------------- -------------------------------------------- ---------------------- ----------------------
                                                                           Option Exercise       Option Expiration
          Name                 Exercisable           Unexercisable         Price Range ($)             Date
-------------------------- --------------------- ---------------------- ---------------------- ----------------------
Colin Dyne                          --                    --                     --                     --
-------------------------- --------------------- ---------------------- ---------------------- ----------------------
Daniel Guez                         --                    --                     --                     --
-------------------------- --------------------- ---------------------- ---------------------- ----------------------
Darryn Barber (1)                150,000                  --                    $0.46              June 5, 2017
                                    --                  100,000                 $0.38             August 7, 2017
                                    --                  450,000                 $0.50            November 14, 2017
-------------------------- --------------------- ---------------------- ---------------------- ----------------------
Tom Nields (2)                   150,000                  --                    $0.46              June 5, 2017
                                    --                  100,000                 $0.38             August 7, 2017
-------------------------- --------------------- ---------------------- ---------------------- ----------------------
Jennifer Wojinski (3)               --                   50,000                 $1.25              April 9, 2017
                                  8,750                  26,250                 $0.46              June 5, 2017
                                    --                   15,000                 $0.38             August 7, 2017
-------------------------- --------------------- ---------------------- ---------------------- ----------------------


(1) On June 5, 2007, our Board of Directors approved an award to Darryn Barber of options to purchase 150,000 shares of our common stock. The options have an exercise price of $0.46 per share, the closing price of our common stock on the Over-The-Counter Bulletin Board on the date of the award, are fully vested, and have a term of ten years.

     On August 7, 2007, our Board of Directors approved an award to Darryn Barber of options to purchase 100,000 shares of our common stock. The options have an exercise price of $0.38 per share, the closing price of our common stock on the Over-The-Counter Bulletin Board on the date of the award, and have a term of ten years. The options vest 50% on August 1, 2008, and the remaining 50% shall vest in equal monthly installments thereafter through August 1, 2009.

     On November 14, 2007, our Board of Directors approved an award to Darryn Barber of options to purchase 450,000 shares of our common stock. The options have an exercise price of $0.50 per share, the closing price of our common stock on the Over-The-Counter Bulletin Board on the date of the award, and have a term of ten years. The options vest in quarterly installments of 45,000 beginning February 14, 2008 through May 14, 2010.

     On July 7, 2006, Mr. Barber was granted an option to purchase 300,000 shares of our common stock at a per share exercise price of $1.25, which option terminates July 7, 2016. This option is fully vested as of December 31, 2007.

(2) On June 5, 2007, our Board of Directors approved an award to Thomas Nields of options to purchase 150,000 shares of our common stock. The options have an exercise price of $0.46 per share, the closing price of our common stock on the Over-The-Counter Bulletin Board on the date of the award, are fully vested, and have a term of ten years.

     On August 7, 2007, our Board of Directors approved an award to Thomas Nields of options to purchase 100,000 shares of our common stock. The options have an exercise price of $0.38 per share, the closing price of our common stock on the Over-The-Counter Bulletin Board on the date of the award, and have a term of ten years. The options vest 50% on August 1, 2008, and the remaining 50% shall vest in equal monthly installments thereafter through August 1, 2009.

     During the year ended December 31, 2006, Mr. Nields was granted an option to purchase 100,000 shares of our common stock at a per share price of $1.25, which option terminates on June 22, 2016. The option vests 25% on June 22, 2007, and the remaining 75% shall vest in equal monthly installments thereafter through June 22, 2010. As of December 31, 2007, 37,500 shares of this option were fully vested.

(3) On April 9, 2007, our Board of Directors approved an award to Jennifer Wojinski of options to purchase 50,000 shares of our common stock. The options have an exercise price of $1.25 per share and a term of ten years.

     The options vest 25% on April 9, 2008, and the remaining 75% shall vest in equal monthly installments thereafter through April 9, 2011.

     On June 5, 2007, our Board of Directors approved an award to Jennifer Wojinski of options to purchase 35,000 shares of our common stock. The options have an exercise price of $0.46 per share, the closing price of our common stock on the Over-The-Counter Bulletin Board on the date of the award, and a term of ten years. The options vest in eight quarterly installments beginning July 1, 2007 through April 1, 2009.

     On August 7, 2007, our Board of Directors approved an award to Jennifer Wojinski of options to purchase 15,000 shares of our common stock. The options have an exercise price of $0.38 per share, the closing price of our common stock on the Over-The-Counter Bulletin Board on the date of the award, and have a term of ten years. The options vest 50% on August 1, 2008, and the remaining 50% shall vest in equal monthly installments thereafter through August 1, 2009.

     During the year ended December 31, 2006, Ms. Wojinski was granted an option to purchase 50,000 shares of our common stock at a per share price of $1.25, which option terminates on June 22, 2016. The option vests 25% on June 22, 2007, and the remaining 75% shall vest in equal monthly installments thereafter through June 22, 2010. As of December 31, 2007, 18,750 shares of this option were fully vested.

DIRECTOR COMPENSATION

         The general policy of our Board is that compensation for non-employee directors should be a mix of cash and equity based compensation. We do not pay management directors for Board service in addition to their regular employee compensation. Currently, we pay our non-employee directors an annual fee of $10,000. In July 2007, our non-employee directors, Mr. Oakey, Ms. White and Mr. Carter, also received 24,000 options each to purchase shares of our common stock and $5,000 each in payment for service on the Board of directors from July 2007 through December 2007. In September 2007, our non-employee director, Kenneth Wengrod, also received 24,000 options to purchase shares of our common stock and $2,500 in payment for service on the Board of directors from September 2007 through December 2007. Our directors are also reimbursed for travel expenses associated with attendance at Board meetings. There were no reimbursements for travel expenses for the fiscal year ended December 31, 2007.

         The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2007.

---------------------- ---------------- ------------------ -------------------- ------------------- ------------------
                                         Fees Earned or                             All Other
        Name                Year          Paid in Cash      Option Awards (6)    Compensation (3)         Total
---------------------- ---------------- ------------------ -------------------- ------------------- ------------------
Dean Oakey (1)              2007            $ 10,000             $ 3,353             $   --              $ 13,353
---------------------- ---------------- ------------------ -------------------- ------------------- ------------------
Kevin Keating (2)           2007            $  2,000             $  --               $   --              $  2,000
---------------------- ---------------- ------------------ -------------------- ------------------- ------------------
Susan White (3)             2007            $  5,000             $ 3,353             $ 93,994            $102,347
---------------------- ---------------- ------------------ -------------------- ------------------- ------------------
Troy Carter (4)             2007            $  5,000             $ 3,353             $   --              $  8,353
---------------------- ---------------- ------------------ -------------------- ------------------- ------------------
Kenneth Wengrod (5)         2007            $  2,500             $ 4,694             $   --              $  7,194
---------------------- ---------------- ------------------ -------------------- ------------------- ------------------

(1) Mr. Oakey has been a member of our Board of Directors since November 2005. On July 6, 2007, Mr. Oakey was granted an option to purchase 24,000 shares of our common stock at a per share exercise price of $0.31. This option vested 12,000 shares on the date of grant and vests 1,000 shares monthly thereafter through July 2008. This option terminates on July 6, 2017. Mr. Oakey did not exercise any of his option awards during the fiscal years ended December 31, 2007 and 2006.
(2) Mr. Keating served as a member of our Board of Directors beginning February 2005. On June 22, 2006, Mr. Keating was granted an option to purchase 36,000 shares of our common stock at a per share exercise price of $1.25. This option vested 18,000 shares on the date of grant and 1,500 shares monthly thereafter through July 2007. On May 21, 2007, Mr. Keating resigned from our Board of Directors. Options to purchase 36,000 shares of our common stock were cancelled as a result of Mr. Keating's termination.

(3) Ms. White joined our Board of Directors on May 21, 2007. On July 6, 2007, Ms. White was granted an option to purchase 24,000 shares of our common stock at a per share exercise price of $0.31. This option vested 12,000 shares on the date of grant and vests 1,000 shares monthly thereafter through July 2008. This option terminates on July 6, 2017. Ms. White did not exercise any of her options during the fiscal year ended December 31, 2007. Ms. White also provided consulting services to the Company and received $93,994 of consulting fees during the fiscal year ended December 31, 2007.
(4) Mr. Carter joined our Board of Directors on May 21, 2007. On July 6, 2007, Mr. Carter was granted an option to purchase 24,000 shares of our common stock at a per share exercise price of $0.31. This option vested 12,000 shares on the date of grant and vests 1,000 shares monthly thereafter through July 2008. This option terminates on July 6, 2017. Mr. Carter did not exercise any of his options during the fiscal year ended December 31, 2007.
(5) Mr. Wengrod joined our Board of Directors on September 21, 2007. On September 21, 2007, Mr. Wengrod was granted an option to purchase 24,000 shares of our common stock at a per share exercise price of $0.50. This option vested 12,000 shares on the date of grant and vests 1,000 shares monthly thereafter through September 2008. This option terminates on September 21, 2017. Mr. Wengrod did not exercise any of his options during the fiscal year ended December 31, 2007.
(6) The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in the applicable fiscal year with respect to stock options granted in the applicable fiscal year as well as prior fiscal years, in accordance with SFAS 123(R). For additional information on the valuation assumptions with respect to option grants, including the options granted in 2006 and 2007, please see Note 2 to our financial statements for the years ended December 31, 2007 and 2006. These amounts do not reflect the actual value that may be realized by the Directors which depends on the value of our shares in the future.

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

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF LIABILITY

         Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for:

         o any breach of their duty of loyalty to the corporation or its stockholders;

         o        acts  or  omissions   not  in  good  faith  or  which  involve
                  intentional misconduct or a knowing violation of law;

         o unlawful payments of dividends or unlawful stock repurchases or redemptions; or

         o any transaction from which the director derived an improper personal benefit.

         Article Fifth, paragraph D of our articles of incorporation states that no director shall have personal liability to us or our stockholders for monetary damages for breach of fiduciary duty as a director. However, the provision does not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under section 174 of the Delaware General Corporations law, or
(iv) for any transaction from which the director derived an improper personal benefit.

         Article IX, Section 1 of our bylaws states that we shall indemnify any person who was, or is threatened to be, made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that he is or was a Director, officer, employee or agent of the company, or is or was serving at the request of the company as a Director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, to the extent and under the circumstances permitted by the General Corporation Law of the State of Delaware. Such indemnification (unless ordered by a court) shall be made as authorized in a specific case upon a determination that indemnification of the Director, officer, employee or agent is proper in the circumstances because he has met the applicable standards of conduct set forth in the General Corporation Law of the State of Delaware. Such determination shall be made (1) by the Board of Directors by a majority vote of a quorum consisting of Directors who were not parties to such action, suit or proceeding, or (2) if such quorum is not obtainable, or even if obtainable a quorum of disinterested Directors so directs, by independent legal counsel in a written opinion, or (3) by our stockholders.

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

         A stockholder's investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification by us is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table presents information regarding the beneficial ownership of our common stock as of March 4, 2008 by:

         o        each  of  the  executive   officers   listed  in  the  summary
                  compensation table;

         o        each of our directors;

         o        all of our directors and executive officers as a group; and

         o each shareholder known to us to be the beneficial owner of more than 5% of our common stock.

         Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options from the Company that are currently exercisable or exercisable within 60 days of March 4, 2008 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

         The information presented in this table is based on 36,002,563 shares of our common stock outstanding on March 4, 2008. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o People's Liberation, Inc., 150 West Jefferson Boulevard, Los Angeles, CA 90007.

                                                           NUMBER OF
                                                             SHARES       PERCENTAGE
                                                          BENEFICIALLY    OF SHARES
NAME OF BENEFICIAL OWNER                                      OWNED       OUTSTANDING
-------------------------------------------------------   ------------   ------------
EXECUTIVE OFFICERS AND DIRECTORS:
Colin Dyne (1) ........................................      7,731,560         21.5%
   Director, Chief Executive Officer and Secretary
Darryn Barber (2) .....................................        627,560          1.7%
   Chief Financial Officer
Thomas Nields (3) .....................................        485,854          1.3%
   Chief Operating Officer
Dean Oakey (4) ........................................        428,983          1.2%
   Director
Susan White (5) .......................................         21,000            *
   Director
Troy Carter (6) .......................................         21,000            *
   Director
Kenneth Wengrod (7) ...................................         19,000            *
   Director
Named Directors and officers as a group (7 persons) (8)      9,334,957         25.2%

5% SHAREHOLDERS:
Microcapital Fund LP and Microcapital Fund Ltd (9) ....      2,800,000          7.7%
Gerard Guez (10) ......................................     10,698,387         29.7%
Bristol Investment Fund Ltd (11) ......................      2,900,000          8.1%


----------
*    Less than 1%

(1)      Consists of 7,731,560 shares of common stock.

(2) Consists of 132,560 shares of common stock and 495,000 options to purchase common stock.

(3) Consists of 290,024 shares of common stock and 195,830 options to purchase common stock.

(4) Consists of 93,483 shares of common stock, warrants to purchase 278,500 shares of common stock and options to purchase 57,000 shares of common stock.

(5)      Consists of 21,000 options to purchase common stock.

(6)      Consists of 21,000 options to purchase common stock.

(7)      Consists of 19,000 options to purchase common stock

(8) Consists of 8,247,627 shares of common stock, warrants to purchase 278,500 shares of common stock and options to purchase 808,830 shares of common stock

(9) Consists of 1,333,600 shares of common stock and warrants to purchase 533,440 shares of common stock at an exercise price of $2.00 per share owned by Microcapital Fund LP and 666,400 shares of common stock and warrants to purchase 266,560 shares of common stock at an exercise price of $2.00 owned by Microcapital Fund Ltd. Ian P. Ellis, the general partner of MicroCapital Fund LP and as Director of Fund of Microcapital Fund Ltd., exercises voting and investment authority over the shares held by these companies. The address of Microcapital Fund LP and Microcapital Fund Ltd is 201 Post Street, San Francisco, California 94108.

(10) Consists of 10,698,387 shares of common stock. On December 10, 2007, Gerard Guez entered into a purchase agreement with Daniel Guez, whereby Gerard Guez purchased 10,698,387 shares of common stock held by Daniel Guez. The address of Gerard Guez is 9000 Sunset Boulevard, Penthouse West Hollywood, CA 90069.

(11) Consists of 2,900,000 shares of common stock. Paul Kessler, as Director, exercises voting and investment authority over the shares held by this company. The address of Bristol Investment Fund, Ltd. is Caledonian House, 69 Dr. Roy's Drive, P.O. Box 1043, Grand Cayman KY1-1102, Cayman Islands.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2007.

                               NUMBER OF SECURITIES TO          WEIGHTED-AVERAGE              NUMBER OF SECURITIES
                               BE ISSUED UPON EXERCISE          EXERCISE PRICE OF            REMAINING AVAILABLE FOR
                               OF OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,        FUTURE ISSUANCE UNDER EQUITY
                                 WARRANTS AND RIGHTS           WARRANTS AND RIGHTS             COMPENSATION PLANS
                               -----------------------        --------------------        ----------------------------
Equity compensation
plans approved by
security holders..........            4,916,000                       $1.37                         1,084,000

Equity compensation
plans not approved by
security holders..........            1,025,000                       $0.94                            --

Total.....................            5,941,000                       $1.30                         1,084,000


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

         Effective October 1, 2007, we entered into a consulting agreement with Europlay Capital Advisors, LLC. Under the terms of the consulting agreement, Europlay Capital Advisors will be our exclusive financial advisor to raise capital and provide other financial advisory and investment banking services to us for a term of one year. In conjunction with the consulting agreement, we issued to Europlay Capital Advisors a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.50 per share. The warrant vests over a period of twelve months in equal monthly installments and has a term of five years. No proceeds were received by us as a result of the warrant issuance.

         On November 13, 2007, we issued a warrant to purchase 150,000 shares of our common stock to William Rast Enterprises, LLC. The warrant has an exercise price of $0.40, vested immediately and has a term of five years. No proceeds were received by us as a result of the warrant issuance.

ITEM 12.      CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS,  AND  DIRECTOR
              INDEPENDENCE

         Other than the employment arrangements described above in "Executive Compensation" and the transactions described below, since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

         o in which the amount involved exceeds the lessor of $120,000 or 1% of the average of our assets at year-end for the last three completed fiscal years; and

         o in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

TRANSACTIONS WITH OFFICERS AND DIRECTORS AND 5% SHAREHOLDERS

         Colin Dyne became our Chief Executive Officer and a director of the company on May 21, 2007. Colin Dyne is a significant stockholder and has served as a consultant to the company since December 2005, advising on strategic sales initiatives. We paid $192,000 and $259,000 in consulting fees to Mr. Dyne during the years ended December 31, 2007 and 2006.

         Mr. Dyne also serves as Vice Chairman of the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon zippers and a full service trim management supplier for manufacturers of fashion apparel. Mr. Dyne founded Tag-It, Inc., a subsidiary of Talon, in 1991. Mr. Dyne served as Talon's President from inception and as its Chief Executive Officer from 1997 to 2005. During the year ended December 31, 2007, we purchased trim products from Talon amounting to approximately $395,000.

         Kenneth Wengrod, a member of our Board of Directors, currently serves as President of FTC Commercial Corp., a company which he founded in 2002 and in which he continues to hold a minority equity position. We are party to various factoring agreements with FTC as further described in Note 4 to the consolidated financial statements. As of December 31, 2007, total factored accounts receivable included in due from factor amounted to approximately $2,552,000. Outstanding advances as of December 31, 2007 amounted to approximately $649,000, and are included in the due from factor balance.

         We are party to a consulting arrangement with Susan White pursuant to which Ms. White provides image and marketing consulting services to us. During 2007, we have paid Ms. White approximately $94,000 for such consulting services.

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

         Kevin R. Keating, a former director of the company, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of Keating Reverse Merger Fund and is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer.

ITEM 13.      EXHIBITS

         The following exhibits are filed herewith:

EXHIBIT
NUMBER                                 EXHIBIT TITLE
-------       ------------------------------------------------------------------

2.1 Exchange Agreement by and among Century Pacific Financial Corporation, Versatile Entertainment, Inc., the stockholders of Versatile, Bella Rose, LLC, and the members of Bella Rose dated October 28, 2005 (1) *

3.1 Restated Certificate of Century Pacific Corporation filed January 13, 1986. (2)

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

4.1           2005 People's Liberation, Inc. Option Plan. (2) **

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

10.2 Lease Agreement entered into by and between Ofer and Eitan Kashanian and Versatile Entertainment, Inc. dated October 11, 2005. (3)

10.3 Factor Agreement entered into on October 14, 2004 by and between Versatile and FTC Commercial Corp. (3)

10.4 Amendment No. 1 To Factoring Agreement between Versatile and FTC Commercial Corp. dated September 30, 2005 (3)

10.5 Factoring Agreement entered into by and between Bella Rose and FTC Commercial Corp. dated October 12, 2005 (3)

10.6          Registration  Rights  Agreement  dated November 23, 2005 among the
              Registrant   and   Sanders   Morris   Harris  Inc.  as  agent  and
              attorney-in-fact for the Investors identified therein. (3)

10.7          Form of Common Stock Purchase Warrant. (3)

10.8          Employment Agreement of Darryn Barber dated January 3, 2005. (2)**

10.9          Form of Indemnity Agreement. (2)

10.10 Amendment to Employment Agreement of Darryn Barber dated November 8, 2006. (5)**

10.11         Employment Agreement of Edward Houston dated July 13, 2006. (6)**

10.12         Employment Agreement of Daniel Guez dated January 12, 2007. (7)**

10.13 Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC, dated as of January 1, 2007 by and between Bella Rose, LLC and William Rast Enterprises, LLC (8)

10.14 Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, dated as of January 1, 2007 by and between Bella Rose, LLC and William Rast Enterprises, LLC (8)

10.15 Factoring Agreement entered into on October 1, 2006 by and between William Rast Sourcing, LLC and FTC Commercial Corp. (5)

10.16 Letter Agreement by and between William Rast Sourcing, LLC and FTC Commercial Corp. dated October 1, 2006 (5)

10.17 Letter Agreement by and between Versatile Entertainment, Inc. and FTC Commercial Corp. dated September 1, 2006. (5)

10.18 Amendment No. 1 to Inventory Loan Facility Agreement entered into on October 1, 2006 by and between Versatile Entertainment, Inc. and FTC Commercial Corp. (5)

10.19 Letter Agreement by and between Bella Rose, LLC d/b/a William Rast and FTC Commercial Corp. dated September 1, 2006. (5)

10.20 Addendum entered into as of May 21, 2007 by and between People's Liberation, Inc. and Daniel S. Guez. (9)

10.21 Amended and Restated Employment Agreement dated as of the 19th day of June, 2007 by and between People's Liberation, Inc. and Daniel
              S. Guez. (10)

10.22 Separation Agreement dated October 5, 2007, by and between People's Liberation, Inc. and Daniel S. Guez. (11)

10.23 Form of Subscription Agreement by and between People's Liberation and the investor identified on the signature page thereto. (12)

10.24 Registration Rights Agreement dated September 28, 2007, by and among People's Liberation and the investors identified on the signature pages thereof. (12)

10.25 Form of Warrant issued to Europlay Capital Advisors, LLC, dated October 1, 2007. (12)

10.26 Form of Warrant issued to William Rast Enterprises, LLC, dated November 13, 2007. (12)

10.27 First Amendment to Amended and Restated Operating Agreement of William Rast Sourcing, LLC dated as of November 9, 2007, and effective as of April 1, 2007, by and between Bella Rose, LLC and William Rast Enterprises, LLC. (13)

10.28 First Amendment to Amended and Restated Operating Agreement of William Rast Licensing, LLC dated as of November 9, 2007, and effective as of April 1, 2007, by and between Bella Rose, LLC and William Rast Enterprises, LLC. (13)

10.29 Consulting Agreement entered into on February 1, 2007, by and between Versatile Entertainment, Inc. and Akari Enterprises, LLC.
              (13)

10.30 Amendment No. 1 to Inventory Loan Facility Agreement entered into as of October 23, 2007, by and between FTC Commercial Corp. and William Rast Sourcing, LLC. (13)

10.31 Amendment No. 2 to Inventory Loan Facility Agreement entered into as of October 23, 2007 by and between FTC Commercial Corp. and Versatile Entertainment, Inc. (13)

10.32 Engagement Letter by and between People's Liberation and Europlay Capital Advisors dated October 1, 2007. (13)(14)

10.33 Design Services Agreement between William Rast Sourcing, LLC and Paris68, LLC dated February 27, 2008.

14.1          People's Liberation, Inc. Code of Ethical Conduct. (15)

21.1          Subsidiaries of People's Liberation, Inc. (5)

23.1          Consent of Independent Registered Public Accounting Firm.

24.1          Power of Attorney (included on signature page)

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

(1) Incorporated by reference to our Current Report on Form 8-K (dated October 28, 2005) filed November 1, 2005.

(2) Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-130930) filed on January 9, 2006.

(3) Incorporated by reference to our Current Report on Form 8-K (dated November 22, 2005), filed November 25, 2005.

(4) Incorporated by reference to our Current Report on Form 8-K (dated June 28, 2005), filed July 1, 2005.

(5) Incorporated by reference to our annual report on Form 10KSB for fiscal year ended December 31, 2006, filed March 16, 2007.

(6) Incorporated by reference to our Current Report on Form 8-K (dated July 13, 2006), filed on July 21, 2006. (7) Incorporated by reference to our Current Report on Form 8-K (dated January 12, 2007), filed on January 17, 2007.

(7) Incorporated by reference to our Current Report on Form 8-K (dated October 1, 2006), filed October 5, 2006.

(8) Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on May 14, 2007.

(9) Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2007.

(10) Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2007.

(11) Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2007.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

(13) Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-147684) filed on November 28, 2007.

(14) Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933, as amended.

(15) Incorporated by reference to our Current Report on Form 10-KSB filed March 7, 2006.

* Pursuant to Item 601(b)(2) of Regulation S-B, the schedules to the Exchange Agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.

** Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-KSB.

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

     AUDIT FEES

         Fees for audit and review services provided by Grobstein, Horwath & Company, LLP totaled approximately $146,000 during the year ended December 31, 2007, including fees associated with the December 31, 2006 audit, and the reviews of our quarterly financial statements for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007.

         Fees for audit and review services provided by Grobstein, Horwath & Company, LLP totaled approximately $117,000 during the year ended December 31, 2006, including fees associated with the December 31, 2005 audit, and the reviews of our quarterly financial statements for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006.

     AUDIT-RELATED FEES

         There were no audit-related services provided for the years ended December 31, 2007 and 2006.

     TAX FEES

         Fees for tax services provided by Grobstein, Horwath & Company, LLP during the year ended December 31, 2007 amounted to approximately $27,175. Tax services provided during the year ended December 31, 2007 primarily consisted of the preparation of the Federal and State tax returns for the Company and its subsidiaries and other tax compliance services.

         Fees for tax services provided by Grobstein, Horwath & Company, LLP during the year ended December 31, 2006 amounted to approximately $29,000. Tax services provided during the year ended December 31, 2006 primarily consisted of the preparation of the Federal and State tax returns for the Company and its subsidiaries and other tax compliance services.

     ALL OTHER FEES

         No other fees were incurred during the years ended December 31, 2007 and 2006 for services provided by Grobstein, Horwath & Company, LLP or Shelley International, CPA, except as described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PEOPLE'S LIBERATION, INC.


Date: March 24, 2008                   /s/ Darryn Barber
                                       -----------------------------------------
                                       By:   Darryn Barber
                                       Its:  Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                POWER OF ATTORNEY

         The undersigned directors and officers of People's Liberation, Inc. do hereby constitute and appoint Colin Dyne and Darryn Barber, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          NAME                              TITLE                      DATE
          ----                              -----                      ----

  /s/ Colin Dyne            Chief Executive Officer, Secretary,   March 24, 2008
-----------------------         and Director (Principal
    Colin Dyne                  Executive Officer)

 /s/ Darryn Barber          Chief Financial Officer (Principal    March 24, 2008
-----------------------         Financial and Accounting
    Darryn Barber                Officer)

 /s/ Susan White            Director                              March 24, 2008
-----------------------
    Susan White

 /s/ Ken Wengrod            Director                              March 24, 2008
-----------------------
    Ken Wengrod

 /s/ Troy Carter            Director                              March 24, 2008
-----------------------
    Troy Carter

 /s/ Dean Oakey             Director                              March 24, 2008
-----------------------
    Dean Oakey