Form 10-Q
period 2008-03-31
PEOPLES LIBERATION INC
filed 2008-05-13
CIK 791770

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

[_] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from __________________ to ______________________.

                         Commission file number 0-16075

                            PEOPLE'S LIBERATION, INC.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                               86-0449546
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    150 WEST JEFFERSON BOULEVARD
                           LOS ANGELES, CA                90007
              (Address of principal executive offices) (Zip Code)

                                 (213) 745-2123
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [_]                           Accelerated filer    [_]

Non-accelerated filer     [_] (Do not check if smaller reporting company)

Smaller reporting company [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         As of May 13, 2008, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.

================================================================================

                            PEOPLE'S LIBERATION, INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE

PART I   FINANCIAL INFORMATION................................................3

Item 1.  Financial Statements.................................................3

         Consolidated Balance Sheets as of March 31, 2008 (unaudited)
         and December 31, 2007................................................3

         Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2008 and March 31, 2007.......................4

         Consolidated Statements of Cash Flows (unaudited) for the
         three months ended March 31, 2008 and March 31, 2007.................5

         Notes to Consolidated Financial Statements (unaudited)...............6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........23

Item 4T. Controls and Procedures.............................................23

PART II  OTHER INFORMATION...................................................23

Item 1A. Risk Factors........................................................23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........30

Item 6.  Exhibits............................................................30

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            PEOPLE'S LIBERATION, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,     December 31,
                                                        2008           2007
                                                     -----------    -----------
Assets                                               (Unaudited)

Current Assets:
   Cash and cash equivalents .....................   $   318,979    $   362,505
   Due from factor ...............................     1,667,084      1,517,029
   Accounts receivable, net of allowance
     for doubtful accounts .......................       747,568      1,029,510
   Inventories ...................................     3,770,226      3,833,170
   Refundable income taxes .......................          --           11,500
   Prepaid expenses and other current assets .....       103,256        196,730
   Prepaid design fees ...........................       781,818           --
   Deferred income taxes .........................        38,000         38,000
                                                     -----------    -----------
     Total current assets ........................     7,426,931      6,988,444

Property and equipment, net of accumulated
  depreciation and amortization ..................       950,582        612,264
Trademarks, net of accumulated amortization ......       386,657        363,359
Intangible asset .................................       428,572        428,572
Other assets .....................................        65,020        265,020
                                                     -----------    -----------
Total assets .....................................   $ 9,257,762    $ 8,657,659
                                                     ===========    ===========

Liabilities and Stockholders' Equity

Current Liabilities:

   Accounts payable and accrued expenses .........   $ 2,824,377    $ 2,628,906
   Minority interest payable .....................       284,648           --
   Income taxes payable ..........................        20,508         13,390
                                                     -----------    -----------
     Total current liabilities ...................     3,129,533      2,642,296

Deferred tax liabilities .........................        93,000         93,000
                                                     -----------    -----------
     Total liabilities ...........................     3,222,533      2,735,296
                                                     -----------    -----------

Stockholders' equity:
   Common stock, $0.001 par value,
     150,000,000 shares authorized; 36,002,563
     shares issued and outstanding at March 31,
     2008 and December 31, 2007 ..................        36,002         36,002
   Additional paid-in capital ....................     7,825,786      7,775,255
   Accumulated deficit ...........................    (1,826,559)    (1,888,894)
                                                     -----------    -----------
Total stockholders' equity .......................     6,035,229      5,922,363
                                                     -----------    -----------
Total liabilities and stockholders' equity .......   $ 9,257,762    $ 8,657,659
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                  ------------------------------
                                                      2008             2007
                                                  ------------     ------------
Net sales ...................................     $  6,916,639     $  3,816,718
Cost of goods sold ..........................        3,484,416        2,117,818
                                                  ------------     ------------
 Gross profit ...............................        3,432,223        1,698,900
                                                  ------------     ------------

Selling expenses ............................        1,192,518          887,772
Design and production .......................          756,442          521,730
General and administrative ..................        1,106,629        1,295,022
                                                  ------------     ------------

 Total operating expenses ...................        3,055,589        2,704,524
                                                  ------------     ------------

Income (loss) from operations ...............          376,634       (1,005,624)

Interest expense, net .......................           21,251           11,640
Other expense ...............................             --              2,267
                                                  ------------     ------------
 Total other expense ........................           21,251           13,907
                                                  ------------     ------------

Income (loss) before income
  taxes and minority interest ...............          355,383       (1,019,531)
Provision for income taxes ..................            8,400            3,200
                                                  ------------     ------------
Income (loss) before minority interest ......          346,983       (1,022,731)
                                                  ------------     ------------

Minority interest ...........................          284,648             --
                                                  ------------     ------------

Net income (loss) ...........................     $     62,335     $ (1,022,731)
                                                  ============     ============
Basic income (loss) per common share ........     $       0.00     $      (0.03)
                                                  ============     ============
Diluted income (loss) per common share ......     $       0.00     $      (0.03)
                                                  ============     ============

Basic weighted average common shares
  outstanding ...............................       36,002,563       34,942,563
                                                  ============     ============
Diluted weighted average common shares
  outstanding ...............................       36,070,901       34,942,563
                                                  ============     ============

                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                   ----------------------------
                                                      2008              2007
                                                   -----------      -----------
Cash flows from operating activities:
  Net income (loss) ..........................     $    62,335      $(1,022,731)
    Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
     Depreciation and amortization ...........          57,886           38,269
     Allowance for doubtful accounts .........           1,000          133,000
     Warrants issued for services ............           6,700             --
     Stock based compensation ................          43,831           64,286
     Changes in operating assets and
       liabilities:
       Receivables ...........................         130,887        1,536,221
       Inventories ...........................          62,944           (3,478)
       Refundable income taxes ...............          11,500             --
       Prepaid expenses and other current
         assets ..............................          93,474           91,160
       Prepaid design fees ...................        (781,818)            --
       Other assets ..........................         200,000             --
       Accounts payable and accrued
         expenses ............................         195,471         (529,482)
       Minority interest payable .............         284,648             --
       Income taxes payable ..................           7,118            3,200
                                                   -----------      -----------
         Net cash flows provided by
           operating activities ..............         375,976          310,445
                                                   -----------      -----------

Cash flows from investing activities:
  Acquisition of trademarks ..................         (29,948)         (46,338)
  Acquisition of property and equipment ......        (389,554)        (107,634)
                                                   -----------      -----------
     Net cash flows used in investing
       activities ............................        (419,502)        (153,972)
                                                   -----------      -----------

Net (decrease) increase in cash and
  cash equivalents ...........................         (43,526)         156,473
Cash and cash equivalents, beginning
  of period ..................................         362,505           62,389
                                                   -----------      -----------
Cash and cash equivalents, end of period .....     $   318,979      $   218,862
                                                   ===========      ===========

Supplemental  disclosures of cash flow
  information:  Cash paid (received)
  during the period for:
  Interest ...................................     $    21,251      $    11,640
  Income taxes paid ..........................           1,450             --
  Income taxes received ......................         (11,668)            --

                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       PRESENTATION OF INTERIM INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of the management of People's Liberation, Inc. (the "Company") and subsidiaries are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2007.

2.       ORGANIZATION AND NATURE OF OPERATIONS

ORGANIZATION

         People's Liberation, Inc. is the parent holding company of Versatile Entertainment, Inc. ("Versatile"), a California corporation established in April of 2001, and Bella Rose, LLC ("Bella Rose"), a California limited liability company established in May 2005, both of which were consolidated on November 22, 2005 and became wholly-owned subsidiaries of the Company on the effective date of the Company's exchange transaction. William Rast Sourcing, LLC ("William Rast Sourcing") and William Rast Licensing, LLC ("William Rast Licensing"), both California limited liability companies, were formed effective October 1, 2006 and are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC ("WRE"), an entity owned in part by Justin Timberlake.

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

         Bella Rose commenced operations of its William Rast clothing line in May 2005. Bella Rose began shipping products under the William Rast brand name in the fourth quarter of 2005. Under an apparel brand agreement with WRE, Bella Rose had the exclusive rights to manufacture clothing and accessories under the William Rast tradename. Under long-form definitive agreements entered into effective October 1, 2006, which superseded the apparel brand agreement, two new entities were formed, William Rast Sourcing and William Rast Licensing. All assets and liabilities of the Bella Rose business were transferred to William Rast Sourcing effective October 1, 2006. William Rast Sourcing has the exclusive rights to manufacture clothing with the William Rast brand name. The William Rast trademarks were transferred to William Rast Licensing effective October 1, 2006 and William Rast Licensing has the exclusive rights to promote and license the William Rast brand. William Rast Sourcing and William Rast Licensing are owned 50% by Bella Rose and 50% by WRE.

         Beginning October 1, 2006, William Rast Sourcing and William Rast Licensing are consolidated under Bella Rose. Until WRE has a basis in the capital of William Rast Sourcing and William Rast Licensing, losses will not be allocated to WRE. Instead, all losses will be recognized by Bella Rose in consolidation. Subsequently, if profits are generated by William Rast Sourcing and William Rast Licensing, then profits will not be allocated to WRE until previously unrecognized minority losses are fully recouped by Bella Rose. Minimum profit allocations to WRE will be accounted for as a minority interest in the consolidated financial statements of the Company.

NATURE OF OPERATIONS

         The Company markets and sells high-end casual apparel under the brand names "People's Liberation" and "William Rast" through Versatile and Bella Rose, its wholly owned subsidiaries, and through Bella Rose's 50% owned subsidiaries, William Rast Sourcing and William Rast Licensing. The majority of the merchandise the companies offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, Versatile and William Rast Sourcing distribute their merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus, Lisa Klein and Fred Segal. Internationally, in select countries, we sell our products directly and through distributors to better department stores and boutiques, such as TNT in Canada and Jades in Germany.

         The Company commenced its People's Liberation business in July 2004 and its William Rast clothing line in May 2005. The William Rast clothing line is a collaboration with the Company's team and Justin Timberlake and his childhood friend, Trace Ayala. In addition, the William Rast lifestyle collection is being developed and designed in collaboration with Paris68, the New York-based independent design consultancy of Johan and Marcella Lindeberg.

         The Company is headquartered in Los Angeles, California, and maintains showrooms in New York, Los Angeles and Atlanta, and has a sales representative in Dallas.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       EARNINGS PER SHARE

         The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period.

         Warrants representing 3,415,000 shares of common stock at exercise prices ranging from $0.50 to $2.00 per share and stock options representing 1,876,000 shares of common stock at exercise prices ranging from $0.46 to $1.25 per share were outstanding as of March 31, 2008, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

         Warrants representing 3,125,000 shares of common stock at exercise prices ranging from $1.25 to $2.00 per share and stock options representing 1,833,000 shares of common stock at an exercise price of $1.25 per share were outstanding as of March 31, 2007, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

         During the three months ended March 31, 2008, the Company issued warrants to purchase 40,000 shares of its common stock to a consulting firm. The warrants have an exercise price of $0.50, a five-year term and vest over the nine-month term of the contract. For the three months ended March 31, 2007, there were no stock based compensation grants.

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:


THREE MONTHS ENDED MARCH 31, 2008            INCOME (LOSS)    SHARES       PER SHARE
------------------------------------------   -----------    -----------   -----------
Basic income per share:
Income available to common stockholders ..   $    62,335     36,002,563   $      0.00

Effect of Dilutive Securities:
Options ..................................          --           56,800          --
Warrants .................................          --           11,538          --
                                             -----------    -----------   -----------
Income available to common stockholders ..   $    62,335     36,070,901   $      0.00
                                             ===========    ===========   ===========


THREE MONTHS ENDED MARCH 31, 2007
------------------------------------------
Basic loss per share:
Loss available to common stockholders ....   $(1,022,731)    34,942,563   $     (0.03)

Effect of Dilutive Securities:
Options ..................................          --             --            --
Warrants .................................          --             --            --
                                             -----------    -----------   -----------
Loss available to common stockholders ....   $(1,022,731)    34,942,563   $     (0.03)
                                             ===========    ===========   ===========

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         During the three months ended March 31, 2008 and 2007, the Company did not grant any options and no options or warrants were exercised. Options to purchase 1,003,999 and 539,166 shares were exercisable as of March 31, 2008 and 2007, respectively. Total stock based compensation expense for the three months ended March 31, 2008 and 2007 was approximately $44,000 and $64,000, respectively. The compensation expense recognized during the three months ended March 31, 2008 and 2007 did not change basic and diluted income (loss) per share reported in the Company's Statements of Operations.

         The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility is estimated based on a peer group of public companies and expected term is estimated using the "safe harbor" provisions provided in SAB 107. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the year ended December 31, 2007 included a dividend yield of zero, a risk-free interest rate of 4.1%, expected term of 5.7 years and an expected volatility of 71.5%.

         The fair value of options granted to outside consultants will be adjusted until the options vest or there is a substantial performance commitment as provided by the Emerging Issues Task Force (EITF) 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES (EITF 96-18).

         For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2008, expected forfeitures is immaterial and as such, the Company is recognizing forfeitures as they occur.

         Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by EITF 96-18.

         On March 19, 2008, the Company issued a warrant to purchase 40,000 shares of its common stock to a consulting firm for services. The warrant has an exercise price of $0.50, a five-year term and vests over the 9-month term of the service contract. The warrant was valued at $6,700 using the Black-Scholes option pricing model.

         On April 24, 2008, the Company issued 200,000 options to an employee at an exercise price of $0.40 per share. Total fair value of the options granted to this employee was approximately $36,000. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model. Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the "safe harbor" provisions provided in SAB 107. The assumptions the Company used as inputs to the Black-Scholes pricing model for the options granted on April 24, 2008 included a dividend yield of zero, a risk-free interest rate of 2.6%, an expected term of 3.75 years and an expected volatility of 58%.

5.       DUE FROM FACTOR

         Due from factor is summarized as follows:

                                                    MARCH 31,      DECEMBER 31,
                                                      2008             2007
                                                  ------------     ------------
Outstanding receivables:
  Without recourse ...........................    $  3,388,731     $  2,490,588
  With recourse ..............................          77,079           61,432
                                                  ------------     ------------
                                                     3,465,810        2,552,020
Advances .....................................      (1,418,769)        (649,049)
Open credits .................................        (379,957)        (385,942)
                                                  ------------     ------------
                                                  $  1,667,084     $  1,517,029
                                                  ============     ============

6.       INVENTORIES

         Inventories are summarized as follows:

                                                    MARCH 31,      DECEMBER 31,
                                                      2008             2007
                                                  ------------     ------------

Piece goods and trim .........................    $  1,134,676     $  1,287,488
Work in process ..............................         486,625          603,394
Finished goods ...............................       2,148,925        1,942,288
                                                  ------------     ------------
                                                  $  3,770,226     $  3,833,170
                                                  ============     ============

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.       WILLIAM RAST LIFESTYLE APPAREL COLLECTION RIGHTS

         Effective November 15, 2007, William Rast Sourcing entered into a design services agreement with Paris68 LLC and Johan and Marcella Lindeberg. The design services agreement provides that the Company's William Rast lifestyle collection be developed and designed in collaboration with Paris68, the New York-based independent design consultancy of Johan and Marcella Lindeberg. Johan Lindeberg, best known for his role as Creative Director of the Swedish brand J. Lindeberg, designs the Company's men's collection while Marcella Lindeberg designs the Company's women's collection. The initial collections were launched in February of 2008 and the Company anticipates shipping the collection products in the Fall of 2008. The design services agreement with Paris68 and Johan and Marcella Lindeberg is for a three-year period ending December 2010.

         In accordance with the terms of the design services agreement, the Company is required to make future minimum annual design fee payments as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------
         2008 (nine months) ........................         $1,718,182
         2009 ......................................          2,000,000
         2010 ......................................          2,000,000
                                                             ----------
                                                             $5,718,182
                                                             ==========

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

         As of March 31, 2008, prepaid design fees related to the Company's William Rast men's and women's ready-to-wear product line designed by Johan and Marcella Lindeberg amounted to $781,818 and represented design fee payments made in accordance with the terms of the design services agreement. Future contractual design fee payments due under the design services agreement will also be recorded as prepaid design fees and expensed in accordance with the revenue derived from sales of the collection products. There was no design fee expense recorded related to this asset during the three months ended March 31, 2008. Sales of the collection products are expected to commence in the Fall of 2008.

8.       CUSTOMER AND SUPPLIER CONCENTRATIONS

         During the three months ended March 31, 2008 and 2007, one customer comprised greater than 10% of the Company's sales. Sales to this customer amounted to 28.5% and 33.1% of net sales for the three months ended March 31, 2008 and 2007, respectively. At March 31, 2008 and 2007, receivables due from this customer are included in due from factor.

         During the three months ended March 31, 2008, four suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 11.4%, 11.7%, 17.9% and 18.0% for the three months ended March 31, 2008. During the three months ended March 31, 2007, three suppliers comprised

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 14.9%, 15.4% and 18.7% for the three months ended March 31, 2008. At March 31, 2008 and 2007, accounts payable and accrued expenses included an aggregate of approximately $589,000 and $370,000, respectively, due to these vendors.

9.       OFF BALANCE SHEET RISK AND CONTINGENCIES

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At March 31, 2008, total factor receivables approximated $3,466,000.

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

10.      NEW ACCOUNTING PRONOUNCEMENTS

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

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 has not had a material impact on the Company's financial condition or results of operations.

         In December 2007, the FASB issued SFAS No. 141(revised 2007), BUSINESS COMBINATIONS, and SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAF No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way--as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The two statements are effective for fiscal years beginning after December 15, 2008 and management is currently evaluating the impact that the adoption of these statements may have on the Company's consolidated financial statements.

         In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows and (d) encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis or Plan of Operation" and other information contained in such Form 10-KSB. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF PEOPLE'S LIBERATION, INC. FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND THE THREE MONTHS ENDED MARCH 31, 2007. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         We design, market and sell high-end casual apparel under the brand names "People's Liberation" and "William Rast." The majority of the merchandise we offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, we distribute our merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus, Lisa Klein and Fred Segal. Internationally, in select countries, we sell our products directly and through distributors to better department stores and boutiques, such as TNT in Canada and Jades in Germany. We are headquartered in Los Angeles, California.

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

RECENT DEVELOPMENTS

         In May 2008, we signed an exclusive distribution agreement with Rocker Distribution for the distribution of our William Rast brand ready-to-wear apparel line in South Africa through December 2010. Based in Johannesburg, South Africa, Rocker Distribution is a full-service distributor providing sales, marketing and public relations services.

         In April 2008, we signed an exclusive distribution agreement with The Clear Corporation, doing business as Subbranded, for the distribution of our William Rast and People's Liberation ready-to-wear apparel lines in the United Kingdom and Ireland through December 2010. The Clear Corporation's management has extensive fashion industry experience and distributes apparel brand names such as Yen Jeans, Pour, Indian Rose, J.Fold, One Green Elephant, Marshall Artist and CoLab.

         In March 2008, we signed an exclusive distribution agreement with Stefania Moroni for the distribution of our William Rast branded men's and women's denim and ready-to-wear apparel line in Italy through December 2010. Stefania Moroni is an industry veteran with extensive experience working for Prada and is an exclusive distributor of brand name clothing, including Anna Purna, among others.

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

         Effective November 2007, William Rast Sourcing entered into a design services agreement with Paris68 LLC and Johan and Marcella Lindeberg. The design services agreement provides for our William Rast lifestyle collection to be developed and designed in collaboration with Paris68, the New York-based independent design consultancy of Johan and Marcella Lindeberg. Johan Lindeberg, best known for his role as Creative Director of the Swedish brand J. Lindeberg, designs our men's collection while Marcella Lindeberg designs our women's collection. This collaboration results in a partnership to develop the William Rast brand into full contemporary men's and women's fashion collections. The initial collections were launched in February of 2008 and we anticipate shipping the collection products in the Fall of 2008. The design services agreement with Paris68 and Johan and Marcella Lindeberg is for a three-year period ending December 2010.

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

                                                  THREE MONTHS    THREE MONTHS
                                                      ENDED           ENDED
                                                    MARCH 31,       MARCH 31,
                                                      2008            2007
                                                  ------------    ------------

Net sales .....................................          100.0%          100.0%
Cost of goods sold ............................           50.4            55.5
                                                  ------------    ------------
Gross profit ..................................           49.6            44.5
Selling expenses ..............................           17.2            23.2
Design and production expenses ................           10.9            13.7
General and administrative expenses ...........           16.0            33.9
                                                  ------------    ------------
Operating income (loss) .......................            5.5%          (26.3)%
                                                  ============    ============

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 AND THREE MONTHS ENDED MARCH 31, 2007

         NET SALES

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED
                               MARCH 31, 2008   MARCH 31, 2007   PERCENT CHANGE
                               --------------   --------------   --------------

Net Sales ..................   $    6,916,639   $    3,816,718            81.2%

         The increase in net sales for the three months ended March 31, 2008 was due to a significant increase in sales of our William Rast apparel line and a small increase in sales of our People's Liberation product line, The increase in net sales also includes an increase in sales to our international distributors during the period. During the year ended December 31, 2007, we had a decline in sales of our People's Liberation brand products which was attributable in part to the elimination of our knits division during 2007. In an effort to increase sales to existing People's Liberation customers and generate new customers, we reduced our price points and increased our target market to include middle-market major retailers, resulting in an increase in sales of our People's Liberation products during the three months ended March 31, 2008.

         GROSS PROFIT

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED
                               MARCH 31, 2008   MARCH 31, 2007   PERCENT CHANGE
                               --------------   --------------   --------------

Gross Profit ...............   $    3,432,223   $    1,698,900           102.0%

         Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight and overhead expenses. Overhead expenses primarily consist of warehouse and shipping salaries and expenses. Our gross margin increased to 49.6% for the three months ended March 31, 2008 from 44.5% for the three months ended March 31, 2007. The increase in gross profit as a percentage of net sales was due to economies of scale achieved in the manufacturing process of our products, modified production processes, increased sales of higher margin products and increased selling prices.

         SELLING EXPENSES

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED
                               MARCH 31, 2008   MARCH 31, 2007   PERCENT CHANGE
                               --------------   --------------   --------------

Selling expenses............   $    1,192,518   $      887,772            34.3%

         Selling expense for the three months ended March 31, 2008 and 2007 primarily related to tradeshows, sales commissions and salaries, promotion and marketing, travel and showroom expenses. The increase in selling expense for the three months ended March 31, 2008 is attributable to our increased promotion and marketing of our brands, including our William Rast apparel collection designed by Johan and Marcella Lindberg, and the hiring of additional salaried sales staff in Los Angeles, Atlanta and New York. Selling expenses decreased as a percentage of net sales to 17.2% during the three months ended March 31, 2008 compared to 23.2% for the three months ended March 31, 2007 due to a greater increase in net sales than selling expenses during the period.

         DESIGN AND PRODUCTION EXPENSES

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED
                               MARCH 31, 2008   MARCH 31, 2007   PERCENT CHANGE
                               --------------   --------------   --------------

Design and production
   expenses ................   $      756,442   $      521,370            45.1%

         Design and production expenses for the three months ended March 31, 2008 and 2007 primarily related to design and production salaries and sample costs. Design and production expenses increased during the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as we increased our merchandising staff and incurred additional sample costs for our William Rast apparel line, including our William Rast apparel collection designed by Johan and Marcella Lindberg. As a percentage of net sales, design and production expenses decreased to 10.9% for the three months ended March 31, 2008 compared to 13.7% for the three months ended March 31, 2007, as a result of net sales during the period increasing more rapidly than design and production expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED
                               MARCH 31, 2008   MARCH 31, 2007   PERCENT CHANGE
                               --------------   --------------   --------------

General and administrative
   expenses ................   $    1,106,629   $    1,295,022           (14.5)%

         General and administrative expenses for the three months ended March 31, 2008 and 2007 primarily related to salaries, professional fees, bad debts and facility costs. The decrease in general and administrative expenses during the three months ended March 31, 2008 was due primarily to a reduction in bad debt expense and salaries, including the elimination of executive compensation as a result of the restructuring of our senior management team in 2007. As a percentage of net sales, general and administrative expenses decreased to 16.0% for the three months ended March 31, 2008 from 33.9% for three months ended March 31, 2007, as a result of net sales increasing more rapidly than general and administrative expenses during the period.

         INTEREST EXPENSE

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED
                               MARCH 31, 2008   MARCH 31, 2007   PERCENT CHANGE
                               --------------   --------------   --------------

Interest Expense............   $       21,251   $       11,640            82.6%

         Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and 50% on our inventory, up to a maximum of $1.3 million of eligible inventory. Outstanding borrowings under our factoring arrangements amounted to approximately $1.4 million and $521,000 at March 31, 2008 and 2007, respectively. The increase in interest expense is due to the increased borrowing under our factoring arrangements during the three months ended March 31, 2008.

         PROVISION FOR INCOME TAX

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED
                               MARCH 31, 2008   MARCH 31, 2007   PERCENT CHANGE
                               --------------   --------------   --------------

Provision for Income Tax....   $        8,400   $        3,200          *
* Not meaningful

         The provision for income taxes for the three months ended March 31, 2008 and 2007 represents the minimum tax payments due for state purposes. A provision for Federal income taxes has not been recorded for the three months ended March 31, 2008, as any tax liabilities generated from net income would be offset by the Company's net operating loss carryforwards. The deferred tax assets at March 31, 2008 represent the amounts that management believes are more likely than not to be realized. A valuation allowance has been provided for our deferred income tax asset related to net operating loss carryforwards. As of December 31, 2007, total net operating losses available to carryforward to future periods amounted to approximately $1.6 million. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses.

         MINORITY INTEREST

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED
                               MARCH 31, 2008   MARCH 31, 2007   PERCENT CHANGE
                               --------------   --------------   --------------

Minority interest...........   $      284,648   $           --          *
* Not meaningful

         Total minority interest distributions recorded for the three months ended March 31, 2008 amounted to $284,648 and represents distributions for the calendar quarter ended March 31, 2008. There was no minority interest recorded for the three months ended March 31, 2007. Effective January 1, 2007, William Rast Sourcing was to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% of applicable net sales generated by William Rast Sourcing during the quarterly period, and William Rast Licensing was to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 3% of applicable net sales generated by William Rast Licensing during the quarterly period. On November 9, 2007, the limited liability company operating agreement of William Rast Sourcing, LLC was further amended to reflect a modification of the distributions to William Rast Enterprises. For the calendar quarters ending June 30, 2007, September 30, 2007 and December 31, 2007, all cash distributions William Rast Sourcing, LLC was required to pay to William Rast Enterprises pursuant to the amended and restated operating agreement were not paid or accrued for future payment with respect to such calendar quarters. Minority interest distributions amounting to $113,017 for the quarter ended March 31, 2007 were recorded during the quarter ended June 30, 2007, as the amended and restated operating agreements were not signed until May of 2007.

         NET INCOME (LOSS)

                                THREE MONTHS     THREE MONTHS
                                    ENDED            ENDED
                               MARCH 31, 2008   MARCH 31, 2007   PERCENT CHANGE
                               --------------   --------------   --------------

Net Income (loss)...........   $       62,335   $   (1,022,731)         *
* Not meaningful

         Our increase in net income during the three months ended March 31, 2008 compared to a net loss during the three months ended March 31, 2007 was due primarily to increased net sales and gross margin, and decreased general and administrative expenses, offset by increased selling and design and production expenses incurred during the period, as discussed above. Increased operating expenses in the first quarter of 2008 were offset by increased net sales and gross margin, resulting in an increase in income from operations to approximately $377,000 during the three months ended March 31, 2008 compared with a loss from operations of $1.0 million during the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2008, we had cash and cash equivalents of approximately $319,000, a working capital balance of approximately $4.3 million, and approximately $2.8 million of availability from our factor. As of March 31, 2008, advances from our factor totaled approximately $1.4 million. As of March 31, 2007, we had cash and cash equivalents of approximately $219,000, a working capital balance of approximately $3.5 million and $2.3 million of availability from our factor. As of March 31, 2007, advances from our factor totaled approximately $521,000.

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

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through borrowings from our factor, cash flows generated from operations and proceeds from the private placement of our common stock. Cash flows from operating and investing activities for the three months ended March 31, 2008 and 2007 are summarized in the following table:

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                     --------------------------
ACTIVITY:                                               2008             2007
----------------------------------------------       ---------        ---------

Operating activities .........................       $ 375,976        $ 310,445
Investing activities .........................        (419,502)        (153,972)
                                                     ---------        ---------

Net (decrease) increase in cash ..............       $ (43,526)       $ 156,473
                                                     =========        =========


         OPERATING ACTIVITIES

         Net cash provided by operating activities was approximately $376,000 and $310,000 for the three months ended March 31, 2008 and 2007. Cash provided by operating activities for the three months ended March 31, 2008 resulted primarily from decreased receivables, inventories, prepaid expenses and other assets, and increased minority interest payable and accounts payable and accrued expenses, offset by increased prepaid design fees. As of March 31, 2008, prepaid design fees related to the Company's William Rast men's and women's ready-to-wear product line designed by Johan and Marcella Lindeberg amounted to $781,818 and represented design fee payments made in accordance with the terms of the design services agreement. Future contractual design fee payments due under the design services agreement will also be recorded as prepaid design fees and expensed in accordance with the revenue derived from sales of the collection products. Cash provided by operating activities for the three months ended March 31, 2007 resulted primarily from decreased receivables, offset by a net loss of approximately $1,023,000 and decreased accounts payable and accrued expenses.

         INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $420,000 and $154,000 for the three months ended March 31, 2008 and 2007, respectively. Net cash used in investing activities for the three months ended March 31, 2008 consisted of an increase in capital expenditures primarily for furniture and fixtures and trademark costs. Net cash used in investing activities for the three months ended March 31, 2007 consisted of capital expenditures primarily for computer software and trademark costs.

         FINANCING ACTIVITIES

         There were no financing activities during the three months ended March 31, 2008 and 2007.

         FACTORING AGREEMENTS

         Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable and 50% of our eligible inventory up to a maximum of $1.3 million. Interest is charged at prime plus 1%. As of March 31, 2008 and 2007, total factored accounts receivable included in due from factor amounted to approximately $3,466,000 and $2,182,000, respectively. Outstanding advances as of March 31, 2008 and 2007 amounted to approximately $1,419,000 and $521,000, respectively, and are included in the due from factor balance.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at March 31, 2008 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

                                                 Payments Due by Period
                            -------------------------------------------------------------
                                          Less than       1-3          4-5        After
 Contractual Obligations       Total       1 Year        Years        Years      5 Years
-------------------------   ----------   ----------   ----------   ----------   ---------
Operating leases ........   $  763,932   $  378,908   $  268,392   $  116,632   $    --
Design services agreement    5,718,182    2,218,182    3,500,000         --          --
                            ----------   ----------   ----------   ----------   ---------
    Total ...............   $6,482,114   $2,597,090   $3,768,392   $  116,632   $    --
                            ==========   ==========   ==========   ==========   =========

         At March 31, 2008 and March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         Factored accounts receivable may subject us to off-balance sheet risk. We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes, other customer claims and invoices that are not credit approved by the factor.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not required.

ITEM 4T. CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Chief Executive Officer, Colin Dyne, and Chief Financial Officer, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph
(e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Dyne and Barber concluded that our disclosure controls and procedures were effective as of March 31, 2008.

         INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                                     PART II
                                OTHER INFORMATION

ITEM 1A. RISK FACTORS

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

WE RELY ON A DESIGN COMPANY TO DESIGN OUR WILLIAM RAST LIFESTYLE COLLECTION.

         We are party to a Design Services Agreement with Paris68, the New York-based independent design consultancy firm of Johan and Marcella Lindeberg pursuant to which our William Rast lifestyle collection is being developed and designed in collaboration with Paris68. Our William Rast brand is an integral component of our business and accounts for a significant portion of our sales. In the event that Paris68 fails to fulfill its contractual obligations to us by, for example, failing to timely deliver products for a particular season, or if the reputation of our William Rast brand is negatively impacted as a result of our relationship with Paris68, our sales and profitability could decline.

WE RELY ON OUR INTERNATIONAL DISTRIBUTORS TO SELL OUR PRODUCTS

Internationally, we sell our products primarily through distributors. In the event our international distributors fail to successfully promote and sell our brands outside the United States, the reputation of our brands could be negatively impacted, and our sales and profitability would decline.

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

THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD AFFECT OUR RESULTS OF OPERATIONS.

         Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. A decrease in business from or loss of a major customer, such as one customer that accounted for 28.5% of our net sales for the three months ended March 31, 2008 and 31.1% of our net sales for the year ended December 31, 2007, could have a material adverse effect on the results of our operations. There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor or sales to a customer exceed the factor's imposed limits, we could assume the collection risk on sales to the customer.

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

         For the three months ended March 31, 2008, four contractors accounted for approximately 59% of our purchases. For the year ended December 31, 2007, four contractors accounted for approximately 52% of our purchases. We do not have long-term contracts with any of our independent contractors, and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent that we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

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

         Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 required us to evaluate and report on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. Currently, our independent registered public accounting firm will be required to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2008. We have prepared for compliance with
Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The process of strengthening our internal control over financial reporting and complying with Section 404 was expensive and time consuming, and required significant management attention. We cannot be certain that the measures we have undertaken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal control over financial reporting that we will need will become more complex, and significantly more resources will be required to ensure our internal control over financial reporting remains effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         To date, we have had a very limited trading volume in our common stock. For instance, for the three months ended March 31, 2008, approximately 700,000 shares of our common stock were traded and for the year ended December 31, 2007, approximately 6.1 million shares of our common stock were traded. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

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

         Our officers and directors and their affiliates own approximately 25.2% of our outstanding voting shares as of April 21, 2008. In addition, Gerard Guez, a relative of our founder and former chief executive officer and director, Daniel Guez, owns approximately 29.7% of our outstanding voting shares. As a result, our officers and directors, and Mr. Guez, are able to exert influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On March 19, 2008, we issued a warrant to purchase 40,000 shares of our common stock to CCG Investor Relations, a consulting firm providing investor relations services to us. The warrant has an exercise price of $0.50 per share, a five-year term and vests over the nine-month term of the investor relations contract. No proceeds were received by the company as a result of the issuance of the warrant.

         No registration statement covering the warrant and the shares of common stock underlying the warrant has been filed with the United States Securities and Exchange Commission or with any state securities commission. In issuing the warrant without registration under the Securities Act, we relied upon one or more of the exemptions from registration contained in Sections 4(2) of the Securities Act, and in Regulation D promulgated thereunder, as the warrant was issued to an accredited investor, without a view to distribution, and was not issued through any general solicitation or advertisement. We made this determination based on the representations of CCG Investor Relations, Inc. which included, in pertinent part, that CCG Investor Relations, Inc. is an "accredited investor" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that CCG Investor Relations, Inc. was acquiring the warrant for investment purposes for its own account and not as nominees or agent, and not with a view to the resale or distribution thereof in violation of the Securities Act, and that CCG Investor Relations, Inc. understood that the warrant may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                                 EXHIBIT TITLE
-------       ------------------------------------------------------------------

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

                                                PEOPLE'S LIBERATION, INC.


Date: May 13, 2008                                    /s/ Darryn Barber
                                                --------------------------------
                                                By:   Darryn Barber
                                                Its:  Chief Financial Officer
                                                      (Principal Financial and
                                                      Accounting Officer)