Form 10-Q
period 2008-06-30
PEOPLES LIBERATION INC
filed 2008-08-13
CIK 791770

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2008

[_] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ______________ to __________________.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [_]         Accelerated filer [_]

     Non-accelerated filer [_]           Smaller reporting company [X]
     (Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No[X]

         As of August 13, 2008, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.


================================================================================

                            PEOPLE'S LIBERATION, INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I   FINANCIAL INFORMATION.................................................3

Item 1.  Financial Statements..................................................3

         Consolidated Balance Sheets as of June 30, 2008 (unaudited)
         and December 31, 2007.................................................3

         Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2008 and June 30, 2007..................4

         Consolidated Statements of Cash Flows (unaudited) for the
         six months ended June 30, 2008 and June 30, 2007......................5

         Notes to Consolidated Financial Statements (unaudited)................6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........31

Item 4T. Controls and Procedures..............................................31

PART II  OTHER INFORMATION....................................................31

Item 1A. Risk Factors.........................................................31

Item 4.  Submission of Matters to a Vote of Securities Holders................38

Item 6.  Exhibits.............................................................39

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                            PEOPLE'S LIBERATION, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30,      December 31,
                                                                              2008            2007
                                                                          ------------    ------------
                                  Assets                                  (Unaudited)
Current Assets:
   Cash and cash equivalents ...........................................   $    333,428    $    362,505
   Due from factor .....................................................      1,271,461       1,517,029
   Accounts receivable, net of allowance for doubtful accounts .........        619,399       1,029,510
   Inventories .........................................................      3,680,759       3,833,170
   Refundable income taxes .............................................           --            11,500
   Prepaid expenses and other current assets ...........................        510,844         196,730
   Prepaid design fees .................................................      1,354,545            --
   Deferred income taxes ...............................................         38,000          38,000
                                                                           ------------    ------------
     Total current assets ..............................................      7,808,436       6,988,444

Property and equipment, net of accumulated depreciation and amortization        926,344         612,264
Trademarks, net of accumulated amortization ............................        470,915         363,359
Intangible asset .......................................................        428,572         428,572
Other assets ...........................................................         59,126         265,020
                                                                           ------------    ------------
Total assets ...........................................................   $  9,693,393    $  8,657,659
                                                                           ============    ============

                    Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses ...............................   $  3,356,524    $  2,628,906
   Minority interest payable ...........................................        607,153            --
   Income taxes payable ................................................         26,298          13,390
                                                                           ------------    ------------
     Total current liabilities .........................................      3,989,975       2,642,296

Deferred tax liabilities ...............................................         93,000          93,000
                                                                           ------------    ------------
     Total liabilities .................................................      4,082,975       2,735,296
                                                                           ------------    ------------


Stockholders' equity:
   Common stock, $0.001 par value, 150,000,000 shares authorized;
     shares issued and outstanding at June 30, 2008 and
     December 31, 2007 .................................................         36,002          36,002
   Additional paid-in capital ..........................................      7,857,707       7,775,255
   Accumulated deficit .................................................     (2,283,291)     (1,888,894)
                                                                           ------------    ------------
Total stockholders' equity .............................................      5,610,418       5,922,363
                                                                           ------------    ------------
Total liabilities and stockholders' equity .............................   $  9,693,393    $  8,657,659
                                                                           ============    ============


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                 ----------------------------    ----------------------------
                                                     2008            2007            2008            2007
                                                 ------------    ------------    ------------    ------------
Net sales ....................................   $  6,745,745    $  4,606,598    $ 13,662,384    $  8,423,316
Cost of goods sold ...........................      3,570,319       2,361,083       7,054,735       4,478,901
                                                 ------------    ------------    ------------    ------------
  Gross profit ...............................      3,175,426       2,245,515       6,607,649       3,944,415
                                                 ------------    ------------    ------------    ------------

Selling expenses .............................      1,167,131         714,256       2,359,649       1,602,028
Design and production ........................        793,187         491,244       1,549,629       1,012,974
General and administrative ...................      1,326,500       1,245,463       2,433,129       2,540,485
                                                 ------------    ------------    ------------    ------------

  Total operating expenses ...................      3,286,818       2,450,963       6,342,407       5,155,487
                                                 ------------    ------------    ------------    ------------

(Loss) income from operations ................       (111,392)       (205,448)        265,242      (1,211,072)
                                                 ------------    ------------    ------------    ------------

Interest expense, net ........................         23,157          14,213          44,408          25,853
Other income .................................         (6,112)       (108,785)         (6,112)       (106,518)
                                                 ------------    ------------    ------------    ------------
  Total other expense (income) ...............         17,045         (94,572)         38,296         (80,665)
                                                 ------------    ------------    ------------    ------------

(Loss) income before income taxes and minority
  interest ...................................       (128,437)       (110,876)        226,946      (1,130,407)
Provision for income taxes ...................          5,790            --            14,190           3,200
                                                 ------------    ------------    ------------    ------------
  (Loss) income before minority interest .....       (134,227)       (110,876)        212,756      (1,133,607)
                                                 ------------    ------------    ------------    ------------

Minority interest ............................        322,505         285,916         607,153         285,916
                                                 ------------    ------------    ------------    ------------

  Net loss ...................................   $   (456,732)   $   (396,792)   $   (394,397)   $ (1,419,523)
                                                 ============    ============    ============    ============


Basic and diluted loss per common share ......   $      (0.01)   $      (0.01)   $      (0.01)   $      (0.04)

Basic and diluted weighted average common
shares outstanding ...........................     36,002,563      34,942,563      36,002,563      34,942,563


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   Six Months Ended
                                                                       June 30,
                                                             ----------------------------
                                                                 2008            2007
                                                             ------------    ------------
Cash flows from operating activities:
  Net loss ...............................................   $   (394,397)   $ (1,419,523)
    Adjustments to reconcile net loss to net cash provided
    by operating activities:
     Depreciation and amortization .......................        127,696          80,064
     Allowance for doubtful accounts .....................         17,000         149,000
     Warrants issued for services ........................          6,700            --
     Stock based compensation ............................         88,805         168,648
     Changes in operating assets and liabilities:
       Receivables .......................................        638,679       1,776,315
       Inventories .......................................        152,411        (875,990)
       Refundable income taxes ...........................         11,500            --
       Prepaid expenses and other current assets .........       (314,114)         89,452
       Prepaid design fees ...............................     (1,354,545)           --
       Other assets ......................................        205,894          20,844
       Accounts payable and accrued expenses .............        714,565          63,542
       Minority interest payable .........................        607,153         172,899
       Income taxes payable ..............................         12,908          (6,000)
                                                             ------------    ------------
         Net cash flows provided by operating activities .        520,255         219,251
                                                             ------------    ------------

Cash flows from investing activities:
  Acquisition of trademarks ..............................       (121,853)        (81,367)
  Acquisition of property and equipment ..................       (427,479)       (124,696)
                                                             ------------    ------------
     Net cash flows used in investing activities .........       (549,332)       (206,063)
                                                             ------------    ------------

Net (decrease) increase in cash and cash equivalents .....        (29,077)         13,188
Cash and cash equivalents, beginning of period ...........        362,505          62,389
                                                             ------------    ------------
Cash and cash equivalents, end of period .................   $    333,428    $     75,577
                                                             ============    ============

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
  Interest ...............................................   $     44,408    $     25,853
  Income taxes paid ......................................          1,450           9,200
  Income taxes received ..................................        (11,668)           --


                 See Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

NATURE OF OPERATIONS

         The Company markets and sells high-end casual apparel under the brand names "People's Liberation" and "William Rast" through Versatile and Bella Rose, its wholly owned subsidiaries, and through Bella Rose's 50% owned subsidiaries, William Rast Sourcing and William Rast Licensing. The majority of the merchandise the companies offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, Versatile and William Rast Sourcing distribute their merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus and Fred Segal. Internationally, in select countries, we sell our products directly and through distributors to better department stores and boutiques, such as TNT in Canada and Jades in Germany.

         The Company commenced its People's Liberation business in July 2004 and its William Rast clothing line in May 2005. The William Rast clothing line is a collaboration with the Company and Justin Timberlake and his childhood friend, Trace Ayala. In addition, the William Rast lifestyle collection is being developed and designed in collaboration with Paris68, the New York-based independent design consultancy of Johan and Marcella Lindeberg.

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

         Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,456,000 shares of common stock at exercise prices ranging from $0.30 to $1.25 per share were outstanding for the three and six months of June 30, 2008, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

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

         During the six months ended June 30, 2008, the Company issued warrants to purchase 40,000 shares of its common stock to a consulting firm. The warrants have an exercise price of $0.50, a five-year term and vest over the nine-month term of the contract. For the three and six months ended June 30, 2007, there were no stock based compensation grants.

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:


THREE MONTHS ENDED JUNE 30, 2008                  LOSS         SHARES      PER SHARE
--------------------------------               ----------    ----------   ----------
Basic loss per share:
Loss available to common stockholders ......   $ (456,732)   36,002,563   $    (0.01)

Effect of Dilutive Securities:
Options ....................................         --            --           --
Warrants ...................................         --            --           --
                                               ----------    ----------   ----------
Loss available to common stockholders ......   $ (456,732)   36,002,563   $    (0.01)
                                               ==========    ==========   ==========


THREE MONTHS ENDED JUNE 30, 2007
--------------------------------
Basic loss per share:
Loss available to common stockholders ......   $ (396,792)   34,942,563   $    (0.01)

Effect of Dilutive Securities:
Options ....................................         --            --           --
Warrants ...................................         --            --           --
                                               ----------    ----------   ----------
Loss available to common stockholders ......   $ (396,792)   34,942,563   $    (0.01)
                                               ==========    ==========   ==========


SIX MONTHS ENDED JUNE 30, 2008                   LOSS          SHARES       PER SHARE
------------------------------               -----------    -----------   -----------
Basic loss per share:
Loss available to common stockholders ....   $  (394,397)    36,002,563   $     (0.01)

Effect of Dilutive Securities:
Options ..................................          --             --            --
Warrants .................................          --             --            --
                                             -----------    -----------   -----------
Loss available to common stockholders ....   $  (394,397)    36,002,563   $     (0.01)
                                             ===========    ===========   ===========

SIX MONTHS ENDED JUNE 30, 2007
------------------------------
Basic loss per share:
Loss available to common stockholders ....   $(1,419,523)    34,942,563   $     (0.04)

Effect of Dilutive Securities:
Options ..................................          --             --            --
Warrants .................................          --             --            --
                                             -----------    -----------   -----------
Loss available to common stockholders ....   $(1,419,523)    34,942,563   $     (0.04)
                                             ===========    ===========   ===========


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

         During the three and six months ended June 30, 2008, the Company granted 290,000 options to directors and an employee at exercise prices of $0.30 and $0.40. During the three and six months ended June 30, 2007, the Company granted 646,000 options to employees, officers and outside consultants at exercise prices of $0.46 to $1.25 per share. Options to purchase 1,097,875 and 653,250 shares were exercisable as of June 30, 2008 and 2007, respectively. Total stock based compensation expense for the three and six months ended June 30, 2008 was approximately $45,000 and $89,000, respectively. Total stock based compensation expense for the three and six months ended June 30, 2007 was approximately $64,000 and $169,000, respectively. The compensation expense recognized during the three and six months ended June 30, 2008 and June 30, 2007 did not change basic and diluted loss per share reported in the Company's Statements of Operations. Total fair value of options granted to directors and an employee during the three and six months ended June 30, 2008 was approximately $47,000. Total fair value of options granted to employees, officers and outside consultants during the three and six months ended June 30, 2007 was approximately $198,000.

         The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility is estimated based on a peer group of public companies and expected term is estimated using the "safe harbor" provisions provided in SAB 107. Under SAB 110, the safe harbor provisions provided by SAB 107 were extended beyond December 31, 2007 for companies that did not have sufficient historical data to calculate the expected term of their related options. During the three and six months ended June 30, 2008, the Company did not have sufficient historical data to calculate expected term and the safe harbor provisions of SAB 107 were used to calculate expected term for options granted during the period. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the three and six months ended June 30, 2008 included a dividend yield of zero, a risk-free interest rate of 2.7%, expected term of 3.5 years and an expected volatility of 58%. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the three and six months ended June 30, 2007 included a dividend yield of zero, a risk-free interest rate of 4.7%, expected term of 5.6 years and an expected volatility of 71.5%.

         The fair value of options granted to outside consultants will be adjusted until the options vest or there is a substantial performance commitment as provided by the Emerging Issues Task Force (EITF) 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES (EITF 96-18).

         For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations for the three and six months ended June 30, 2008 and 2007 is included in selling, design and production and general and administrative expenses, and is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2008, expected forfeitures is immaterial and as such, the Company is recognizing forfeitures as they occur.

         Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by EITF 96-18.

5.       DUE FROM FACTOR

         Due from factor is summarized as follows:

                                                 JUNE 30,          DECEMBER 31,
                                                   2008                2007
                                               ------------        ------------
Outstanding receivables:
  Without recourse .....................       $  2,615,018        $  2,490,588
  With recourse ........................            125,053              61,432
                                               ------------        ------------
                                                  2,740,071           2,552,020
Advances ...............................         (1,146,784)           (649,049)
Open credits ...........................           (321,826)           (385,942)
                                               ------------        ------------
                                               $  1,271,461        $  1,517,029
                                               ============        ============

6.       INVENTORIES

         Inventories are summarized as follows:

                                                  JUNE 30,          DECEMBER 31,
                                                    2008                2007
                                                ------------        ------------

Piece goods and trim ...................        $  1,465,015        $  1,287,488
Work in process ........................             549,420             603,394
Finished goods .........................           1,666,324           1,942,288
                                                ------------        ------------
                                                $  3,680,759        $  3,833,170
                                                ============        ============

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

         In accordance with the terms of the design services agreement, the Company is required to make future minimum annual design fee payments as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------
         2008 (six months) .........................         $1,145,455
         2009 ......................................          2,000,000
         2010 ......................................          2,000,000
                                                             ----------
                                                             $5,145,455
                                                             ==========

         In addition to the minimum annual design fees, the design services agreement also provides for royalty payments for the contract years ending December 31, 2009 and 2010 of 7% of net sales of the collection's products in excess of $7.5 million up to $20 million, and 5% of net sales of the collection's products in excess of $20 million. The Company shall have no obligation to pay any portion of a royalty if the cumulative amount of design fees and royalties paid by the Company from the inception of the design services agreement through the date of termination exceeds an amount equal to 33% of the cumulative amount of net sales of the collection's products from the inception of the design services agreement. Excess royalties, if any, shall be determined at the date of termination of the design services agreement. Any amount of excess royalties paid to the designer by the Company shall be refunded by the designer to the Company within thirty days following termination of the design services agreement.

         As of June 30, 2008, prepaid design fees related to the Company's William Rast men's and women's ready-to-wear product line designed by Johan and Marcella Lindeberg amounted to $1,354,545 and represented design fee payments made in accordance with the terms of the design services agreement. Future contractual design fee payments due under the design services agreement will also be recorded as prepaid design fees and expensed to selling expense in accordance with the revenue derived from sales of the collection products. There was no design fee expense recorded related to this asset during the three and six months ended June 30, 2008. Sales of the collection products are expected to commence in the Fall of 2008.

8.       J. LINDEBERG USA, LLC

         In June 2008, the Company signed a letter of intent to form a limited liability company with J. Lindeberg USA Corp and J. Lindeberg AB (collectively "Lindeberg Sweden"). Lindeberg Sweden is a distributor of J. Lindeberg(TM) branded apparel in over twenty countries and its clothing is available in flagship stores in New York, Los Angeles, Stockholm, Tokyo, Kyoto and Hong Kong. Pursuant to the agreement, the new entity, called J. Lindeberg USA, LLC ("JLUS"), will source, market, and distribute J. Lindeberg(TM) branded apparel in the United States on an exclusive basis.

         Effective July 1, 2008, the Company, through its wholly-owned subsidiary, Bella Rose, LLC, and Lindeberg Sweden entered into an operating agreement and other related agreements for JLUS. The agreements provide that the Company and Lindeberg Sweden each hold a 50% interest in JLUS with the business of JLUS being operated by the Company. Under the terms of the agreements, Lindeberg Sweden is to contribute to JLUS $20,000 in cash as well as certain assets consisting primarily of accounts receivable and inventory. The Company is to contribute to JLUS $20,000 in cash and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. The agreements also provide that Lindeberg Sweden will, among other things, make available to JLUS for purchase all new collections of J. Lindeberg(TM) branded apparel, and provide for the factory-direct purchase by the Company of J. Lindeberg(TM) branded apparel on terms no less favorable to the Company then terms received by Lindeberg Sweden or its affiliates for the same or substantially the same merchandise. In addition, the agreements provide for a license from Lindeberg Sweden to JLUS of the J. Lindeberg(TM) mark and other related marks for use in the United States on an exclusive basis for a period of 25 years.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The estimated fair value of accounts receivable is subject to adjustment if any of the accounts remain uncollected as of December 31, 2008. The capital account of Lindeberg Sweden will be reduced by any contributed receivables that remain outstanding as of December 31, 2008.


         Current assets:
           Accounts receivable ......................        $  630,000
           Inventory ................................           488,700
           In-transit inventory .....................         1,302,669
           Property and equipment ...................            50,000
                                                             ----------
             Total assets acquired ..................         2,471,369
                                                             ----------
         Current liabilities:
           Accounts payable .........................           300,000
                                                             ----------
             Total liabilities assumed ..............           300,000
                                                             ----------
               Net assets acquired ..................        $2,171,369
                                                             ==========

         This transaction is considered an acquisition of a business and accounting standards require proforma financial information to be disclosed in the Company's most recent interim financial statements if such financial information of the acquired business can be readily obtain prior to the filing due date of the Company's interim financials statements. Unaudited proforma consolidated results of operations for the three and six months ended June 30, 2008 and 2007, as though JLUS had been acquired as of January 1, 2007, are as follows:

                                                   THREE MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                      2008             2007
                                                  ------------     ------------

Net sales ....................................    $  8,698,946     $  5,972,535
Net loss .....................................    $   (650,321)    $   (775,431)
Basis and diluted loss per share .............    $      (0.02)    $      (0.02)


                                                    SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------
                                                      2008             2007
                                                  ------------     ------------

Net sales ....................................    $ 18,051,744     $ 12,803,502
Net loss .....................................    $   (559,554)    $ (1,517,855)
Basis and diluted loss per share .............    $      (0.02)    $      (0.04)


         The pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the period presented and should not be construed as being representative of future operating results.

         On August 6, 2008, J. Lindeberg USA, LLC entered into factoring agreements whereby the factor will purchase the majority of its trade accounts receivable and assume the credit risk with respect to certain accounts that are approved by the factor. The factor agreements provide for a fixed commission rate and borrowings of up to 85% of eligible accounts receivable and 50% of eligible inventory up to a maximum of $1.5 million. The factoring agreements also provide for corporate guaranties from the Company's related entities, People's Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc.

9.       CUSTOMER AND SUPPLIER CONCENTRATIONS

         During the six months ended June 30, 2008 and 2007, one customer comprised greater than 10% of the Company's sales. Sales to this customer amounted to 31.1% and 33.6% of net sales for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008 and 2007, receivables due from this customer are included in due from factor.

         During the six months ended June 30, 2008, three suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 13.0%, 16.5% and 18.1% for the six months ended June 30, 2008. During the six months ended June 30, 2007, four suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 10.4%, 10.4%, 10.6% and 14.1% for the six months ended June 30, 2007. At June 30, 2008 and 2007, accounts payable and accrued expenses included an aggregate of approximately $721,000 and $946,000, respectively, due to these vendors.

10.      STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS

         On January 5, 2006, the Company adopted its 2005 Stock Incentive Plan (the "Plan"), which authorized the granting of a variety of stock-based incentive awards. The Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determines the recipients and terms of the awards granted. The Plan provides for a total of 5,500,000 shares of common stock to be reserved for issuance under the Plan.

         The   Company   recognizes   stock-based   compensation   costs   on  a
straight-line basis over the vesting period of each award, which is generally between one to four years.

         For the six months ended June 30, 2008 and 2007, total stock-based compensation expense included in the consolidated statements of operations was $88,805 and $168,648, charged to the following expense categories:

                                                      Six months ended June 30,
                                                     ---------------------------
                                                         2008            2007
                                                     ------------   ------------
Selling expense ..................................   $      7,132   $     12,002
Design and production ............................         10,690         15,035
General and administrative .......................         70,983        141,611
                                                     ------------   ------------
Total stock-based compensation ...................   $     88,805   $    168,648
                                                     ============   ============

         The following table summarizes the activity in the Plan:

                                                                       Weighted
                                                                       Average
                                                         Number of     Exercise
                                                          Shares        Price
                                                        -----------   ----------

Options outstanding - January 1, 2007 ...............    1,878,000    $     1.25
     Granted ........................................    1,912,000          0.53
     Exercised ......................................         --            --
     Canceled .......................................   (1,374,000)         1.18
                                                        ----------

Options outstanding - December 31, 2007 .............    2,416,000          0.72
     Granted ........................................      290,000          0.37
     Exercised ......................................         --            --
     Canceled .......................................     (250,000)         0.96
                                                        ----------

Options outstanding - June 30, 2008 .................    2,456,000    $     0.66
                                                        ==========


         Additional   information   relating  to  stock   options  and  warrants
outstanding and exercisable at June 30, 2008, summarized by exercise price is as follows:

                                                                                         Exercisable
                                       Outstanding Weighted Average                    Weighted Average
                                -------------------------------------------     -----------------------------
                                                  Life          Exercise                          Exercise
Exercise Price Per Share          Shares        (years)          Price            Shares           Price
---------------------------     -----------    -----------    -------------     ------------    -------------
         $ 0.30 (options)           90,000        10.0           $ 0.30                   -        $ 0.30
         $ 0.31 (options)           48,000        9.0            $ 0.31              46,000        $ 0.31
         $ 0.38 (options)          295,000        9.1            $ 0.38                   -        $ 0.38
         $ 0.40 (options)          200,000        9.9            $ 0.40                   -        $ 0.40
         $ 0.40 (warrants)         150,000        4.4            $ 0.40             150,000        $ 0.40
         $ 0.46 (options)          450,000        9.0            $ 0.46             375,000        $ 0.46
         $ 0.50 (options)          719,000        9.4            $ 0.50             211,000        $ 0.50
         $ 0.50 (warrants)         290,000        4.4            $ 0.50             184,440        $ 0.50
         $ 1.25 (options)          654,000        8.1            $ 1.25             465,875        $ 1.25
         $ 1.25 (warrants)         625,000        2.4            $ 1.25             625,000        $ 1.25
         $ 2.00 (warrants)       2,500,000        2.4            $ 2.00           2,500,000        $ 2.00
                                -----------                                     ------------

                                 6,021,000        5.2            $ 1.26           4,557,315        $ 1.49
                                ===========                                     ============

         A summary of the changes in the Company's unvested stock options is as follows:

                                                                      Weighted
                                                                      Average
                                                        Number of    Grant Date
                                                         Shares      Fair Value
                                                       -----------   ----------
Unvested stock options - January 1, 2007 ...........    1,437,417    $     0.56
     Granted .......................................    1,912,000          0.28
     Vested ........................................     (531,750)        (0.28)
     Canceled, expired or forfeited ................   (1,374,000)        (0.48)
                                                       ----------

Unvested stock options - December 31, 2007 .........    1,443,667          0.32
     Granted .......................................      290,000          0.16
     Vested ........................................     (125,542)        (0.28)
     Canceled, expired or forfeited ................     (250,000)        (0.42)
                                                       ----------

Unvested stock options - June 30, 2008 .............    1,358,125    $     0.28
                                                       ==========


         As of June 30, 2008, there was approximately $342,000 of total unrecognized compensation expense related to share-based compensation arrangements granted under the Plan. The cost is expected to be recognized on a weighted-average basis over the next four years.

         The Company has recorded a 100% valuation allowance on its deferred tax asset related to net operating loss carryforwards. As a result, the stock-based compensation has not been tax effected on the consolidated statement of operations.

         During the six months ended June 30, 2008, the Company issued a warrant to purchase 40,000 shares of its common stock to a consulting firm for services. The warrant has an exercise price of $0.50, a five-year term and vests over the 9-month term of the service contract. The warrant was valued at $6,700 using the Black-Scholes option pricing model. There were no warrants issued during the six months ended June 30, 2007.

         On July 25, 2008, the Company issued 150,000 options to employees at an exercise price of $0.50 per share. Total fair value of the options granted to the employees was approximately $19,000. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model. Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the "safe harbor" provisions provided in SAB 107 and SAB 110. The assumptions the Company used as inputs to the Black-Scholes pricing model for the options granted on July 25, 2008 included a dividend yield of zero, a risk-free interest rate of 3.5%, an expected term of
4.5 years and an expected volatility of 58%.

          On August 7, 2008, the Company issued 250,000 options to an officer at an exercise price of $0.40 per share. Total fair value of the options granted to the officer was approximately $35,000. The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model. Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the "safe harbor" provisions provided in SAB 107 and SAB 110. The assumptions the Company used as inputs to the Black-Scholes pricing model for the options granted on August 7, 2008 included a dividend yield of zero, a risk-free interest rate of 2.7%, an expected term of
3.5 years and an expected volatility of 58%.

11.      OFF BALANCE SHEET RISK AND CONTINGENCIES

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At June 30, 2008, total factor receivables approximated $2,740,000.

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

         In May 2008, the FASB issued SFAS No. 162 THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, THE MEANING OF Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this pronouncement is not expected to have a material impact on the Company's consolidated financial statements.

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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF PEOPLE'S LIBERATION, INC. FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         We design, market and sell high-end casual apparel under the brand names "People's Liberation" and "William Rast." The majority of the merchandise we offer consists of premium denim, knits, wovens, and outerwear for men and women. In the United States, we distribute our merchandise to better department stores and boutiques, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus and Fred Segal. Internationally, in select countries, we sell our products directly and through distributors to better department stores and boutiques, such as TNT in Canada and Jades in Germany. We are headquartered in Los Angeles, California.

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

         We use third party contract manufacturers to produce our finished goods from facilities located primarily in Los Angeles, California. For the majority of our denim products, we purchase fabric and trim from suppliers who deliver these components directly to us to be cut, sewn, washed and finished by our contract manufacturers. For the majority of our knits and other products, our contract manufacturers purchase all components necessary to deliver finished products to us. As our product offerings increase, we intend to expand the number of contract manufacturers we use, both domestically and internationally, to perform some or all of the manufacturing processes required to produce finished products.

RECENT DEVELOPMENT

         In June 2008, we signed a letter of intent to form a limited liability company with J. Lindeberg USA Corp and J. Lindeberg AB (collectively "Lindeberg Sweden"). Lindeberg Sweden is a distributor of J. Lindeberg(TM) branded apparel in over twenty countries and its clothing is available in flagship stores in New

York, Los Angeles, Stockholm, Tokyo, Kyoto and Hong Kong. Pursuant to the agreement, the new entity, called J. Lindeberg USA, LLC ("JLUS"), will source, market, and distribute J. Lindeberg(TM) branded apparel in the United States on an exclusive basis.

         Effective July 1, 2008, we, through our wholly-owned subsidiary, Bella Rose, LLC, and Lindeberg Sweden entered into an operating agreement and other related agreements for JLUS. The agreements provide that Bella Rose and Lindeberg Sweden each hold a 50% interest in JLUS with the business of JLUS being operated by us. Under the terms of the agreements, Lindeberg Sweden is to contribute to JLUS $20,000 in cash as well as certain assets consisting primarily of accounts receivable and inventory. We are required to contribute to JLUS $20,000 in cash and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. The agreements also provide that Lindeberg Sweden will, among other things, make available to JLUS for purchase all new collections of J. Lindeberg(TM) branded apparel, and provide for the factory-direct purchase by JLUS of J. Lindeberg(TM) branded apparel on terms no less favorable to JLUS then terms received by Lindeberg Sweden or its affiliates for the same or substantially the same merchandise. In addition, the agreements provide for a license from Lindeberg Sweden to JLUS of the J. Lindeberg(TM) mark and other related marks for use in the United States on an exclusive basis for a period of 25 years.

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

         STOCK BASED COMPENSATION. We adopted SFAS No. 123(R) using the modified prospective transition method which requires the application of the accounting standards as of January 1, 2006, the first day of our 2006 fiscal year. Stock-based compensation expense is recognized based on awards ultimately expected to vest on a straight-line prorated basis. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility was estimated based on a peer group of public companies and the expected term was estimated using the "safe harbor" provisions provided in SAB 107 and SAB 110.

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

                                                 THREE MONTHS     THREE MONTHS
                                                    ENDED            ENDED
                                                   JUNE 30,         JUNE 30,
                                                     2008             2007
                                                 ------------     ------------

Net sales ....................................          100.0%           100.0%
Cost of goods sold ...........................           52.9             51.3
                                                 ------------     ------------
Gross profit .................................           47.1             48.7
Selling expenses .............................           17.3             15.5
Design and production expenses ...............           11.8             10.6
General and administrative expenses ..........           19.7             27.0
                                                 ------------     ------------
Operating loss ...............................           (1.7)%           (4.4)%
                                                 ============     ============

         COMPARISON OF THREE MONTHS ENDED JUNE 30, 2008 AND THREE MONTHS
                              ENDED JUNE 30, 2007

         NET SALES

                                  THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Net Sales .....................   $   6,745,745   $   4,606,598           46.4%


         The increase in net sales for the three months ended June 30, 2008 was due to a significant increase in sales of our William Rast apparel line, offset by a small decrease in sales of our People's Liberation product line. The increase in net sales also includes an increase in sales to our international distributors during the period. During the year ended December 31, 2007, we had a decline in sales of our People's Liberation brand products which was attributable in part to the elimination of our knits division during 2007. In an effort to increase sales to existing People's Liberation customers and generate new customers, we have reduced our price points and increased our target market to include middle-market major retailers.

         GROSS PROFIT

                                  THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Gross Profit ..................   $   3,570,319   $   2,245,515           59.0%


         Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight and overhead expenses. Overhead expenses primarily consist of warehouse and shipping salaries and expenses. As a percentage of net sales, our gross margin decreased to 47.1% for the three months ended June 30, 2008 from 48.7% for the three months ended June 30, 2007. The decrease in gross profit as a percentage of net sales was due to increased sales to our international distributors during the quarter at a reduced margin, offset by economies of scale achieved in the manufacturing process of our products.

         SELLING EXPENSES

                                  THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Selling expenses ..............   $  1,167,131    $     714,256          63.4%


         Selling expense for the three months ended June 30, 2008 and 2007 primarily related to tradeshows, sales commissions and salaries, promotion and marketing, travel and showroom expenses. The increase in selling expense for the three months ended June 30, 2008 is attributable to our increased promotion and marketing of our brands, including our William Rast apparel collection designed by Paris68 and Johan and Marcella Lindeberg and the sponsorship of an Indy car bearing the William Rast brand name. Selling expenses increased as a percentage of net sales to 17.3% during the three months ended June 30, 2008 compared to 15.5% for the three months ended June 30, 2007 due primarily to the additional promotion of our William Rast brand during the period.

         DESIGN AND PRODUCTION EXPENSES

                                  THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Design and production expenses.   $     793,187   $     491,244           61.5%

         Design and production expenses for the three months ended June 30, 2008 and 2007 primarily related to design and production salaries and sample costs. Design and production expenses increased during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 as we incurred additional sample costs for our William Rast apparel line, including our William Rast apparel collection designed by Paris68 and Johan and Marcella Lindeberg. As a percentage of net sales, design and production expenses increased to 11.8% for the three months ended June 30, 2008 compared to 10.6% for the three months ended June 30, 2007, as a result of additional sample costs incurred during the period for our William Rast apparel and collection lines.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                  THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

General and administrative
   expenses ...................   $   1,326,500   $   1,245,463            6.5%


         General and administrative expenses for the three months ended June 30, 2008 and 2007 primarily related to salaries, professional fees, bad debts and facility costs. The increase in general and administrative expenses during the three months ended June 30, 2008 was due primarily to increased travel and entertainment costs and depreciation expense, offset by a reduction in bad debt expense and administrative salaries. As a percentage of net sales, general and administrative expenses decreased to 19.7% for the three months ended June 30, 2008 from 27.0% for three months ended June 30, 2007, as a result of net sales increasing more rapidly than general and administrative expenses during the period.

         INTEREST EXPENSE

                                  THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Interest Expense...............   $      23,157   $      14,213           62.9%


         Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and 50% on our inventory, up to a maximum of $1.3 million of eligible inventory. Outstanding borrowings under our factoring arrangements amounted to approximately $1.1 million and $485,000 at June 30, 2008 and 2007, respectively. The increase in interest expense is due to the increased borrowing under our factoring arrangements during the three months ended June 30, 2008.

         PROVISION FOR INCOME TAX

                                  THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Provision for Income Tax.......   $       5,790   $     --              *
* Not meaningful


         The provision for income taxes for the three months ended June 30, 2008 represents the minimum tax payments due for state purposes. A provision for Federal income taxes has not been recorded for the three months ended June 30, 2008, as we had a net loss during the period and any tax liabilities generated from net taxable income would be offset by the Company's net operating loss carryforwards. The deferred tax assets at June 30, 2008 represent the amounts that management believes are more likely than not to be realized. A valuation allowance has been provided for our deferred income tax asset related to net operating loss carryforwards. As of December 31, 2007, total net operating losses available to carryforward to future periods amounted to approximately $1.6 million. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses.

         MINORITY INTEREST

                                  THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Minority interest..............   $     322,505   $     285,916           12.8%


         Minority interest recorded for the three months ended June 30, 2008 and 2007 represent distributions for the calendar quarters ended June 30, 2008 and 2007. Effective January 1, 2007, William Rast Sourcing was to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% of applicable net sales generated by William Rast Sourcing during the quarterly period,. On November 9, 2007, the limited liability company operating agreement of William Rast Sourcing, LLC was further amended to reflect a modification of the distributions to William Rast Enterprises. For the calendar quarters ending June 30, 2007, September 30, 2007 and December 31, 2007, all cash distributions William Rast Sourcing, LLC was required to pay to William Rast Enterprises pursuant to the amended and restated operating agreement were not paid or accrued for future payment with respect to such calendar quarters. For the three months ended June 30, 2007, minority interest distributions included $113,017 of distributions related to the quarter ended March 31, 2007 and were recorded during the quarter ended June 30, 2007, as the amended and restated operating agreements were not signed until May of 2007.

         NET LOSS

                                  THREE MONTHS    THREE MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Net loss.......................   $    (456,732)  $    (396,792)          15.1%


         Our increase in net loss during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was due primarily to increased operating expenses incurred during the period, offset by increased net sales and gross margin, as discussed above.


           COMPARISON OF SIX MONTHS ENDED JUNE 30, 2008 AND SIX MONTHS
                              ENDED JUNE 30, 2007

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                      SIX MONTHS    SIX MONTHS
                                                        ENDED         ENDED
                                                       JUNE 30,      JUNE 30,
                                                         2008          2007
                                                      ----------    ----------

Net sales .........................................        100.0%        100.0%
Cost of goods sold ................................         51.6          53.2
                                                      ----------    ----------
Gross profit ......................................         48.4          46.8
Selling expenses ..................................         17.3          19.0
Design and production expenses ....................         11.4          12.0
General and administrative expenses ...............         17.8          30.2
                                                      ----------    ----------
Operating income (loss) ...........................          1.9%        (14.4)%
                                                      ==========    ==========


         NET SALES

                                    SIX MONTHS      SIX MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Net Sales......................   $  13,662,384   $   8,423,316           62.2%


         The increase in net sales for the six months ended June 30, 2008 was due to a significant increase in sales of our William Rast apparel line, offset by a small decrease in sales of our People's Liberation product line. The increase in net sales also includes a significant increase in sales to our international distributors during the period. During the year ended December 31, 2007, we had a decline in sales of our People's Liberation brand products which was attributable in part to the elimination of our knits division during 2007. In an effort to increase sales to existing People's Liberation customers and generate new customers, we have reduced our price points and increased our target market to include middle-market major retailers.

         GROSS PROFIT

                                    SIX MONTHS      SIX MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Gross Profit...................   $   6,607,649   $   3,944,415           67.5%


         As a percentage of net sales, our gross margin increased to 48.4% for the six months ended June 30, 2008 from 46.8% for the six months ended June 30, 2007. The increase in gross profit as a percentage of net sales was due to economies of scale achieved in the manufacturing process of our products, increased sales of higher margin products and increased selling prices, offset by increased sales to our international distributors at a reduced margin.

         SELLING EXPENSES

                                    SIX MONTHS      SIX MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Selling expenses...............   $   2,359,649   $   1,602,028           47.3%


         The increase in selling expense for the six months ended June 30, 2008 is attributable to our increased promotion and marketing of our brands, including our William Rast apparel collection designed by Paris68 and Johan and Marcella Lindeberg and the sponsorship of an Indy car bearing the William Rast brand name. The increase in selling expenses during the six months ended June 30, 2008 was also due to the hiring of additional salaried sales staff in Los Angeles and New York, offset by a reduction in sales commissions during the period. As a percentage of net sales, selling expenses decreased to 17.3% for the six months ended June 30, 2008 compared to 19.0% for the six months ended June 30, 2007, due to a greater increase in net sales than selling expenses during the period.

         DESIGN AND PRODUCTION EXPENSES

                                    SIX MONTHS      SIX MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Design and production expenses.   $   1,549,629   $   1,012,974           53.0%


         Design and production expenses increased during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as we increased our merchandising staff and incurred additional sample costs for our William Rast apparel line, including our William Rast apparel collection designed by Paris68 and Johan and Marcella Lindeberg. As a percentage of net sales, design and production expenses decreased to 11.4% for the six months ended June 30, 2008 compared to 12.0% for the six months ended June 30, 2007, as a result of net sales during the period increasing more rapidly than design and production expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                    SIX MONTHS      SIX MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

General and administrative
   expenses....................   $   2,433,129   $   2,540,485           (4.2)%


         The decrease in general and administrative expenses during the six months ended June 30, 2008 was due primarily to a reduction in bad debt expense and administrative salaries, offset by increased travel and entertainment costs and depreciation expense. As a percentage of net sales, general and administrative expenses decreased to 17.8% for the six months ended June 30, 2008 from 30.2% for six months ended June 30, 2007, as a result of net sales increasing more rapidly than general and administrative expenses during the period.

         INTEREST EXPENSE

                                    SIX MONTHS      SIX MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Interest Expense...............   $      44,408   $      25,853           71.8%


         Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and 50% on our inventory, up to a maximum of $1.3 million of eligible inventory. Outstanding borrowings under our factoring arrangements amounted to approximately $1.1 million and $485,000 at June 30, 2008 and 2007, respectively. The increase in interest expense is due to the increased borrowing under our factoring arrangements during the six months ended June 30, 2008.

         PROVISION FOR INCOME TAX

                                    SIX MONTHS      SIX MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Provision for Income Tax.......   $      14,190   $       3,200         *
* Not meaningful


         The provision for income taxes for the six months ended June 30, 2008 and 2007 represent the minimum tax payments due for state purposes. A provision for Federal income taxes has not been recorded for the six months ended June 30, 2008, as we had a net loss during the period and any tax liabilities generated from net taxable income would be offset by the Company's net operating loss carryforwards. The deferred tax assets at June 30, 2008 represent the amounts that management believes are more likely than not to be realized. A valuation allowance has been provided for our deferred income tax asset related to net operating loss carryforwards. As of December 31, 2007, total net operating losses available to carryforward to future periods amounted to approximately $1.6 million. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses.

         MINORITY INTEREST

                                    SIX MONTHS      SIX MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Minority Interest..............   $     607,153   $     285,916          112.4%

         Minority interest recorded for the six months ended June 30, 2008 and 2007 represent distributions for the calendar quarters ended June 30, 2008 and 2007. Effective January 1, 2007, William Rast Sourcing was to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% of applicable net sales generated by William Rast Sourcing during the quarterly period. On November 9, 2007, the limited liability company operating agreement of William Rast Sourcing, LLC was further amended to reflect a modification of the distributions to William Rast Enterprises. For the calendar quarters ending June 30, 2007, September 30, 2007 and December 31, 2007, all cash distributions William Rast Sourcing, LLC was required to pay to William Rast Enterprises pursuant to the amended and restated operating agreement were not paid or accrued for future payment with respect to such calendar quarters.

         NET LOSS

                                    SIX MONTHS      SIX MONTHS
                                      ENDED           ENDED          PERCENT
                                  JUNE 30, 2008   JUNE 30, 2007      CHANGE
                                  -------------   -------------   -------------

Net loss.......................   $    (394,397)  $  (1,419,523)         (72.2)%


         Our decrease in net loss during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was due primarily to increased net sales and gross margin, offset by increased operating expenses incurred during the period, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2008, we had cash and cash equivalents of approximately $333,000, a working capital balance of approximately $3.8 million, and approximately $2.4 million of availability from our factor. As of June 30, 2008, advances from our factor totaled approximately $1.1 million. As of June 30, 2007, we had cash and cash equivalents of approximately $76,000, a working capital balance of approximately $3.3 million and $2.4 million of availability from our factor. As of June 30, 2007, advances from our factor totaled approximately $485,000.

         We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and pursuant to our factoring arrangements, including availability under our inventory facility, should be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months. However, we are currently evaluating various financing strategies to be used to expand our business and fund future growth. The extent of our future capital requirements will depend on many factors, including our results of operations. If our cash from operations is less than anticipated or our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional brands, we may need to raise additional debt or equity financing within the next twelve months. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. Pursuant to the operating agreement we entered into with J. Lindeberg USA Corp and J.
Lindeberg AB, we are required to contribute to the newly formed limited liability corporation, J. Lindeberg USA, LLC, $20,000 in cash and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. At this point in time, the cash amount in excess of $20,000 that we will be required to contribute to J. Lindeberg USA, LLC, if any, is uncertain. We currently do not have any material commitments for capital expenditures.

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through borrowings from our factor, cash flows generated from operations and proceeds from the private placement of our common stock. Cash flows from operating and investing activities for the six months ended June 30, 2008 and 2007 are summarized in the following table:

                                                              SIX MONTHS
                                                            ENDED JUNE 30,
                                                     --------------------------
ACTIVITY:                                               2008             2007
----------------------------------------------       ---------        ---------

Operating activities .........................       $ 520,255        $ 219,251
Investing activities .........................        (549,332)        (206,063)
                                                     ---------        ---------

Net (decrease) increase in cash ..............       $ (29,077)       $  13,188
                                                     =========        =========


         OPERATING ACTIVITIES

         Net cash provided by operating activities was approximately $520,000 and $219,000 for the six months ended June 30, 2008 and 2007, respectively. Cash provided by operating activities for the six months ended June 30, 2008 resulted primarily from decreased receivables, inventories and other assets, and increased minority interest payable and accounts payable and accrued expenses, offset by increased prepaid expenses and prepaid design fees. As of June 30, 2008, prepaid design fees related to the Company's William Rast men's and women's ready-to-wear product line designed by Paris68 and Johan and Marcella Lindeberg amounted to $1,354,545 and represented design fee payments made in accordance with the terms of the design services agreement. Future contractual design fee payments due under the design services agreement will also be recorded as prepaid design fees and expensed in accordance with the revenue derived from sales of the collection products. Cash provided by operating activities for the six months ended June 30, 2007 resulted primarily from decreased receivables, offset by a net loss of approximately $1,420,000, increased inventories and decreased accounts payable and accrued expenses.

         INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $549,000 and $206,000 for the six months ended June 30, 2008 and 2007, respectively. Net cash used in investing activities for the six months ended June 30, 2008 consisted of an increase in capital expenditures primarily for furniture and fixtures and trademark costs. Net cash used in investing activities for the six months ended June 30, 2007 consisted of capital expenditures primarily for computer software and trademark costs.

         FINANCING ACTIVITIES

         There were no financing activities during the six months ended June 30, 2008 and 2007.

         FACTORING AGREEMENTS

         Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable and 50% of our eligible inventory up to a maximum of $1.3 million. Interest is charged at prime plus 1%. As of June 30, 2008 and 2007, total factored accounts receivable included in due from factor amounted to approximately $2,740,000 and $2,177,000, respectively. Outstanding advances as of June 30, 2008 and 2007 amounted to approximately $1,147,000 and $485,000, respectively, and are included in the due from factor balance.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at June 30, 2008 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

                                                 Payments Due by Period
                            --------------------------------------------------------------
                                          Less than       1-3          4-5         After
 Contractual Obligations       Total       1 Year        Years        Years       5 Years
-------------------------   ----------   ----------   ----------   ----------   ----------
Operating leases ........   $  651,336   $  291,452   $  267,616   $   92,268   $     --
Design services agreement    5,145,455    2,145,455    3,000,000         --           --
                            ----------   ----------   ----------   ----------   ----------
    Total ...............   $5,796,791   $2,436,907   $3,267,616   $   92,268   $     --
                            ==========   ==========   ==========   ==========   ==========


         At June 30, 2008 and June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         Factored accounts receivable may subject us to off-balance sheet risk. We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes, other customer claims and invoices that are not credit approved by the factor.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not required.

ITEM 4T. CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Chief Executive Officer, Colin Dyne, and Chief Financial Officer and President, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Dyne and Barber concluded that our disclosure controls and procedures were effective as of June 30, 2008.

         INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

OUR J. LINDEBERG CLOTHING LINE IS A COLLABORATION WITH J. LINDEBERG USA CORP, A WHOLLY-OWNED SUBSIDIARY OF J. LINDEBERG AB. SHOULD OUR RELATIONSHIP WITH OUR PARTNER DETERIORATE, OUR PROFITABILITY MAY BE NEGATIVELY IMPACTED.

         J. Lindeberg USA, LLC ("JLUS"), which is 50% owned by our wholly-owned subsidiary, Bella Rose, and 50% owned by J. Lindeberg USA Corp, a wholly-owned subsidiary of J. Lindeberg AB (J.Lindeberg USA Corp. and J. Lindeberg AB are collectively referred to as JL Sweden in this paragraph) has the exclusive rights to source, market, and distribute J. Lindeberg(TM) branded apparel in the United States on an exclusive basis. We manage JLUS and will be required to contribute to JLUS up to a maximum of $1.5 million in working capital or related guaranties through December 2010. Lindeberg Sweden is required to make available to JLUS for purchase all new collections of J. Lindeberg(TM) branded apparel, and provide for the factory-direct purchase by JLUS of J. Lindeberg(TM) branded apparel on terms no less favorable to JLUS then terms received by Lindeberg Sweden or its affiliates for the same or substantially the same merchandise. In addition, the agreements establishing the relationship between the parties provide for a license from JL Sweden to JLUS of the J. Lindeberg(TM) mark and other related marks for use in the United States on an exclusive basis for a period of 25 years. In the event that our relationship with JL Sweden deteriorates or if JL Sweden fails to fulfill its contractual obligations to us by, for example, failing to timely deliver products for a particular season, our sales and profitability could be negatively impacted.

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

THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD AFFECT OUR RESULTS OF OPERATIONS.

         Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. A decrease in business from or loss of a major customer, such as one customer that accounted for 31.1% of our net sales for the six months ended June 30, 2008 and 31.1% of our net sales for the year ended December 31, 2007, could have a material adverse effect on the results of our operations. There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor or sales to a customer exceed the factor's imposed limits, we could assume the collection risk on sales to the customer.

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

         For the six months ended June 30, 2008, three contractors accounted for approximately 48% of our purchases. For the year ended December 31, 2007, four contractors accounted for approximately 52% of our purchases. We do not have long-term contracts with any of our independent contractors, and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent that we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

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

         Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 required us to evaluate and report on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. Currently, our independent registered public accounting firm will be required to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2009. We have prepared for compliance with
Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The process of strengthening our internal control over financial reporting and complying with Section 404 was expensive and time consuming, and required significant management attention. We cannot be certain that the measures we have undertaken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal control over financial reporting that we will need will become more complex, and significantly more resources will be required to ensure our internal control over financial reporting remains effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         To date, we have had a very limited trading volume in our common stock. For instance, for the six months ended June 30, 2008, approximately 1.2 million shares of our common stock were traded and for the year ended December 31, 2007, approximately 6.1 million shares of our common stock were traded. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

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

         Our officers and directors and their affiliates beneficially own approximately 25.2% of our outstanding voting shares as of August 13, 2008. In addition, Gerard Guez, a relative of our founder and former chief executive officer and director, Daniel Guez, owns approximately 29.7% of our outstanding voting shares. As a result, our officers and directors, and Mr. Guez, are able to exert influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At our Annual Meeting of Stockholders held on June 13, 2008, we submitted certain matters to a vote of security holders through the solicitation of proxies. The proxy statement was dated May 10, 2008, and was first mailed to stockholders about May 19, 2008. At the meeting, our stockholders:

         o elected Colin Dyne, Dean Oakey, Susan White and Kenneth Wengrod to serve as Directors on our Board of Directors for one year or until their respective successors have been elected;

         o approved the amendment and restatement of our Certificate of Incorporation to eliminate Articles Sixth and Eighth and amend Article Seventh to eliminate reference to Articles Sixth and Eighth. Article Sixth and Article Eighth were measures which limited a 5% or greater shareholder from engaging in certain transactions with us without first obtaining the approval of at least 80% of our outstanding voting securities. The elimination of Article Sixth and Article Eighth removed significant restrictions on our ability to engage in a multitude of transactions with existing and future stockholders of the company, including transactions that our Board of Directors may determine are in the best interests of the company and our stockholders.

         o approved the amendment to our 2005 Stock Incentive Plan to increase the maximum number of shares of common stock that may be issued pursuant to awards granted under the plan from 3,500,000 shares to 5,500,000 shares

         The following table provides the number of votes cast for or against or withheld, as well as the number of abstentions as to each such matter. There were no broker non-votes at the annual meeting.

                                                                              Against or
                 Matters Voted                        For         Withheld    Abstentions
-----------------------------------------------   -----------   -----------   -----------
Election of Colin Dyne to Board of Directors ..    31,214,279       495,815             0

Election of Dean Oakey to Board of Directors ..    31,244,279       465,815             0

Election of Susan White to Board of Directors .    31,244,329       465,765             0

Election of Ken Wengrod to Board of Directors .    31,244,279       465,815             0

Amendment and Restatement of our Certificate of    29,451,824     1,619,417       638,853
   Incorporation

Amendment to our 2005 Stock Incentive Plan ....    21,034,761     3,315,408       507,806


ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                                 EXHIBIT TITLE
-------        -----------------------------------------------------------------

3.1 Amended and Restated Certificate of Incorporation of People's Liberation, Inc. incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.

10.1 Employment Agreement by and between People's Liberation, Inc. and Andrea Sobel dated May 16, 2008 incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2008.

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

                                         PEOPLE'S LIBERATION, INC.


Date: August 13, 2008                    /s/ Darryn Barber
                                         ---------------------------------------
                                     By:   Darryn Barber
                                     Its:  Chief Financial Officer and President
                                           (Principal Financial and
                                           Accounting Officer)