Form 10-Q
period 2008-09-30
PEOPLES LIBERATION INC
filed 2008-11-14
CIK 791770

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2008

[_] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to _____________.

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

         As of November 14, 2008, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.

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

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION................................................3

Item 1.   Financial Statements.................................................3

          Consolidated Balance Sheets as of September 30, 2008 (unaudited)
          and December 31, 2007................................................3

          Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2008 and September 30, 2007......4

          Consolidated Statements of Cash Flows (unaudited) for the
          nine months ended September 30, 2008 and September 30, 2007..........5

          Notes to Consolidated Financial Statements (unaudited)...............6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........32

Item 4T.  Controls and Procedures.............................................32

PART II   OTHER INFORMATION...................................................33

Item 1A.  Risk Factors........................................................33

Item 6.   Exhibits............................................................34

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            PEOPLE'S LIBERATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                 September 30,   December 31,
                                                                     2008            2007
                                                                 ------------    ------------
                           Assets                                 (Unaudited)
Current Assets:
   Cash and cash equivalents .................................   $  1,118,103    $    362,505
   Due from factor ...........................................      1,804,260       1,517,029
   Accounts receivable, net of allowance for doubtful accounts        845,479       1,029,510
   Inventories ...............................................      4,383,035       3,833,170
   Refundable income taxes ...................................           --            11,500
   Prepaid expenses and other current assets .................        129,417         196,730
   Prepaid design fees .......................................      1,321,772            --
   Deferred income taxes .....................................         38,000          38,000
                                                                 ------------    ------------
     Total current assets ....................................      9,640,066       6,988,444

Property and equipment, net of accumulated depreciation and
   amortization ..............................................      1,038,808         612,264
Trademarks, net of accumulated amortization ..................        547,624         363,359
Intangible asset .............................................        428,572         428,572
Other assets .................................................        444,266         265,020
                                                                 ------------    ------------
Total assets .................................................   $ 12,099,336    $  8,657,659
                                                                 ============    ============

              Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses .....................   $  3,931,392    $  2,628,906
   Minority interest payable .................................      1,027,473            --
   Due to member .............................................        406,972            --
   Income taxes payable ......................................         15,526          13,390
                                                                 ------------    ------------
     Total current liabilities ...............................      5,381,363       2,642,296

Deferred tax liabilities .....................................         93,000          93,000
                                                                 ------------    ------------
     Total liabilities .......................................      5,474,363       2,735,296
                                                                 ------------    ------------


Minority interest ............................................      2,430,045            --

Stockholders' equity:
   Common stock, $0.001 par value, 150,000,000 shares
     authorized; 36,002,563 shares issued and outstanding
     at September 30, 2008 and December 31, 2007 .............         36,002          36,002
   Additional paid-in capital ................................      7,902,068       7,775,255
   Accumulated deficit .......................................     (3,743,142)     (1,888,894)
                                                                 ------------    ------------
Total stockholders' equity ...................................      4,194,928       5,922,363
                                                                 ------------    ------------
Total liabilities and stockholders' equity ...................   $ 12,099,336    $  8,657,659
                                                                 ============    ============


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                  September 30,
                                                   ----------------------------    ----------------------------
                                                       2008            2007            2008            2007
                                                   ------------    ------------    ------------    ------------
Net sales ......................................   $ 10,982,733    $  6,236,671    $ 24,645,117    $ 14,659,987
Cost of goods sold .............................      5,599,914       3,155,667      12,654,649       7,634,568
                                                   ------------    ------------    ------------    ------------
  Gross profit .................................      5,382,819       3,081,004      11,990,468       7,025,419
                                                   ------------    ------------    ------------    ------------

Selling expenses ...............................      3,111,492       1,024,594       5,471,141       2,626,622
Design and production ..........................      1,171,890         651,443       2,721,519       1,664,417
General and administrative .....................      1,955,528         956,268       4,388,657       3,496,753
                                                   ------------    ------------    ------------    ------------

 Total operating expenses ......................      6,238,910       2,632,305      12,581,317       7,787,792
                                                   ------------    ------------    ------------    ------------

(Loss) income from operations ..................       (856,091)        448,699        (590,849)       (762,373)
                                                   ------------    ------------    ------------    ------------

Interest expense, net ..........................         45,115          32,516          89,523          58,369
Other income ...................................        (10,160)        (13,926)        (16,272)       (120,444)
                                                   ------------    ------------    ------------    ------------
  Total other expense (income) .................         34,955          18,590          73,251         (62,075)
                                                   ------------    ------------    ------------    ------------

(Loss) income before income taxes and minority
  interest .....................................       (891,046)        430,109        (664,100)       (700,298)
Provision for income taxes .....................          6,000           5,000          20,190           8,200
                                                   ------------    ------------    ------------    ------------
(Loss) income before minority interest .........       (897,046         425,109        (684,290)       (708,498)

Minority interest ..............................        562,805        (172,899)      1,169,958         113,017
                                                   ------------    ------------    ------------    ------------

Net (loss) income ..............................   $ (1,459,851)   $    598,008    $ (1,854,248)   $   (821,515)
                                                   ============    ============    ============    ============


Basic and diluted (loss) income per common share   $      (0.04)   $       0.02    $      (0.05)   $      (0.02)

Basic weighted average common shares outstanding     36,002,563      34,962,148      36,002,563      34,949,156

Diluted weighted average common shares
  outstanding ..................................     36,002,563      35,051,984      36,002,563      34,949,156


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                          ----------------------------
                                                                              2008            2007
                                                                          ------------    ------------
Cash flows from operating activities:
  Net loss ............................................................   $ (1,854,248)   $   (821,515)
    Adjustments to reconcile net loss to net cash provided by
    operating activities:
     Depreciation and amortization ....................................        204,330         123,917
     Allowance for doubtful accounts ..................................         77,000          43,000
     Warrants issued for services .....................................          6,700            --
     Stock based compensation .........................................        133,166         209,682
     Minority interest ................................................        142,485            --
     Changes in operating assets and liabilities:
       Receivables ....................................................        545,991       1,196,469
       Inventories ....................................................        941,504        (288,354)
       Refundable income taxes ........................................         11,500           5,000
       Prepaid expenses and other current assets ......................         67,313         124,184
       Prepaid design fees ............................................     (1,321,772)           --
       Other assets ...................................................        205,894          20,844
       Accounts payable and accrued expenses ..........................      1,289,432        (199,059)
       Minority interest payable ......................................      1,027,473            --
       Due to member ..................................................         21,832            --
       Income taxes payable ...........................................          2,136         (16,549)
                                                                          ------------    ------------
         Net cash flows provided by operating activities ..............      1,500,736         397,619
                                                                          ------------    ------------

Cash flows from investing activities:
  Acquisition of trademarks ...........................................       (207,328)       (128,021)
  Acquisition of property and equipment ...............................       (557,810)       (159,107)
                                                                          ------------    ------------
     Net cash flows used in investing activities ......................       (765,138)       (287,128)
                                                                          ------------    ------------

Cash flows from financing activities:
  Capital investment received from minority interest member ...........         20,000            --
  Proceeds from private placement of common stock .....................           --           441,043
                                                                          ------------    ------------
     Net cash flows provided by financing activities ..................         20,000         441,043
                                                                          ------------    ------------

Net increase in cash and cash equivalents .............................        755,598         551,534
Cash and cash equivalents, beginning of period ........................        362,505          62,389
                                                                          ------------    ------------
Cash and cash equivalents, end of period ..............................   $  1,118,103    $    613,923
                                                                          ============    ============

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
  Interest ............................................................   $     89,523    $     58,369
  Income taxes paid ...................................................         18,222          19,749
  Income taxes received ...............................................        (11,668)           --
Non-cash financing transactions:
  Warrants issued in exchange for services ............................           --            75,000
  Net assets and liabilities received in acquisition of subsidiary:
     Receivables ......................................................        726,191            --
     Inventory ........................................................      1,491,369            --
     Property and equipment ...........................................         50,000            --
     Deposits .........................................................        385,140            --
     Due to member ....................................................       (385,140)           --
  Minority interest, net of cash received from member .................     (2,267,560)           --


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       PRESENTATION OF INTERIM INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of the management of People's Liberation, Inc. and subsidiaries (collectively the "Company") are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-KSB for the year ended December 31, 2007.

2.       ORGANIZATION AND NATURE OF OPERATIONS

ORGANIZATION

         People's Liberation, Inc. is the parent holding company of Versatile Entertainment, Inc. ("Versatile"), a California corporation established in April of 2001, and Bella Rose, LLC ("Bella Rose"), a California limited liability company established in May 2005, both of which were consolidated on November 22, 2005 and became wholly-owned subsidiaries of the Company on the effective date of the Company's exchange transaction. William Rast Sourcing, LLC ("William Rast Sourcing") and William Rast Licensing, LLC ("William Rast Licensing"), both California limited liability companies, were formed effective October 1, 2006 and are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC ("WRE"), an entity owned in part by Justin Timberlake. J. Lindeberg USA, LLC ("JLUS"), a California limited liability company, was formed effective July 1, 2008 and is owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp., a New York corporation and an entity owned by J. Lindeberg AB, a Swedish Corporation (collectively "Lindeberg Sweden").

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

         Effective July 1, 2008, Bella Rose and Lindeberg Sweden entered into an operating agreement and other related agreements for JLUS. Pursuant to the agreements, JLUS has the rights to source, market, and distribute J. Lindeberg(TM) branded apparel in the United States on an exclusive basis. The agreements provide that Bella Rose and Lindeberg Sweden each hold a 50% interest in JLUS with the business of JLUS being operated by Bella Rose. Bella Rose has management control over JLUS and therefore, beginning July 1, 2008, the operations of JLUS are included in the consolidated financial statements of the Company. Profit and loss allocations to Lindeberg Sweden will be recorded as a minority interest in the consolidated financial statements of the Company.

NATURE OF OPERATIONS

         The Company markets and sells high-end casual apparel under the brand names "People's Liberation," "William Rast" and, in the United States, "J. Lindeberg," through Versatile and Bella Rose, its wholly owned subsidiaries, and through Bella Rose's 50% owned subsidiaries, William Rast Sourcing, William Rast Licensing and JLUS. The majority of the merchandise the companies offer consists of premium denim, knits, wovens, golf wear and outerwear for men and women. In the United States, Versatile, William Rast Sourcing and JLUS distribute their merchandise to boutiques, specialty stores and better department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus and Fred Segal. The Company also markets and sells J. Lindeberg branded apparel through its flagship retail store in New York City. Internationally, in select countries, Versatile and William Rast Sourcing sell their products directly and through distributors to better department stores and boutiques throughout the world.

         The Company commenced its People's Liberation business in July 2004 and its William Rast clothing line in May 2005. The Company's William Rast clothing line is a collaboration with the Justin Timberlake and his childhood friend, Trace Ayala. In addition, the Company's William Rast lifestyle collection is being developed and designed in collaboration with Paris68, the New York-based independent design consultancy of Johan and Marcella Lindeberg.

         The Company began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 in collaboration with Lindeberg Sweden. In addition to being sold in the United States through JLUS, J. Lindeberg branded high-end men's fashion and premium golf apparel is marketed and sold by Lindeberg Sweden worldwide in more than twenty-five countries, including the U.K., Scandinavia and Japan.

         The Company is headquartered in Los Angeles, California, maintains showrooms in New York, Los Angeles and Atlanta, and has a sales representative in Dallas.

3.       EARNINGS PER SHARE

         The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period.

         Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,751,000 shares of common stock at exercise prices ranging from $0.30 to $1.25 per share were outstanding for the three and nine months of September 30, 2008, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

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

         During the nine months ended September 30, 2008, the Company issued warrants to purchase 40,000 shares of its common stock to a consulting firm. The warrants have an exercise price of $0.50, a five-year term and vest over the nine-month term of the contract. During the nine months ended September 30, 2007, the Company issued warrants to purchase 250,000 shares of its common stock to a consulting firm. The warrants have an exercise price of $0.50, a five-year term and vest over the term of the consulting agreement.

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                             (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2008        INCOME         SHARES      PER SHARE
-------------------------------------     -----------    -----------   -----------
Basic loss per share:
Loss available to common stockholders .   $(1,459,851)    36,002,563   $     (0.04)

Effect of Dilutive Securities:
Options ...............................          --             --            --
Warrants ..............................          --             --            --
                                          -----------    -----------   -----------
Loss available to common stockholders .   $(1,459,851)    36,002,563   $     (0.04)
                                          ===========    ===========   ===========


THREE MONTHS ENDED SEPTEMBER 30, 2007
-------------------------------------
Basic income per share:
Income available to common stockholders   $   598,008     34,962,128   $      0.02

Effect of Dilutive Securities:
Options ...............................          --           89,856          --
Warrants ..............................          --             --            --
                                          -----------    -----------   -----------
Income available to common stockholders   $   598,008     35,051,984   $      0.02
                                          ===========    ===========   ===========


NINE MONTHS ENDED SEPTEMBER 30, 2008          LOSS          SHARES      PER SHARE
------------------------------------      -----------    -----------   -----------
Basic loss per share:
Loss available to common stockholders .   $(1,854,248)    36,002,563   $     (0.05)

Effect of Dilutive Securities:
Options ...............................          --             --            --
Warrants ..............................          --             --            --
                                          -----------    -----------   -----------
Loss available to common stockholders .   $(1,854,248)    36,002,563   $     (0.05)
                                          ===========    ===========   ===========


NINE MONTHS ENDED SEPTEMBER 30, 2007
------------------------------------
Basic loss per share:
Loss available to common stockholders .   $  (821,515)    34,949,156   $     (0.02)

Effect of Dilutive Securities:
Options ...............................          --             --            --
Warrants ..............................          --             --            --
                                          -----------    -----------   -----------
Loss available to common stockholders .   $  (821,515)    34,949,156   $     (0.02)
                                          ===========    ===========   ===========

4.       STOCK BASED COMPENSATION

         On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), SHARE-BASED PAYMENT, which requires that the compensation costs relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the consolidated financial statements. The cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and supersedes Accounting Principles Board Opinion ("APB Opinion") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB No. 107") relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

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

         During the three and nine months ended September 30, 2008, the Company granted 400,000 and 690,000 options to directors, officers and employees at exercise prices ranging from $0.30 to $0.50. During the three and nine months ended September 30, 2007, the Company granted 521,000 and 1,167,000 options to employees, officers and outside consultants at exercise prices ranging from $0.31 to $1.25 per share. Options to purchase 1,353,430 and 815,708 shares were exercisable as of September 30, 2008 and 2007, respectively. Total stock based compensation expense for the three and nine months ended September 30, 2008 was approximately $44,000 and $133,000, respectively. Total stock based compensation expense for the three and nine months ended September 30, 2007 was approximately $41,000 and $210,000, respectively. The compensation expense recognized during the three and nine months ended September 30, 2008 and September 30, 2007 did not change basic and diluted income (loss) per share reported in the Company's Statements of Operations. Total fair value of options granted to directors, officers and employees during the three and nine months ended September 30, 2008 was approximately $54,000 and $102,000. Total fair value of options granted to employees, officers and outside consultants during the three and nine months ended September 30, 2007 was approximately $129,000 and $327,000.

         The fair value of options granted to outside consultants will be adjusted until the options vest or there is a substantial performance commitment as provided by the Emerging Issues Task Force (EITF) 96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES (EITF 96-18).

         The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility is estimated based on a peer group of public companies and expected term is estimated using the "safe harbor" provisions provided in SAB 107. Under SAB 110, the safe harbor provisions provided by SAB 107 were extended beyond December 31, 2007 for companies that did not have sufficient historical data to calculate the expected term of their related options. During the three and nine months ended September 30, 2008, the Company did not have sufficient historical data to calculate expected term and the safe harbor provisions of SAB 107 were used to calculate expected term for options granted during the period. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the three months ended September 30, 2008 included a dividend yield of zero, a risk-free interest rate of 3.0%, expected term of 3.9 years and an expected volatility of 58%. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the nine months ended September 30, 2008 included a dividend yield of zero, a risk-free interest rate of 2.9%, expected term of 3.7 years and an expected volatility of 58%. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the three months ended September 30,
2007 included a dividend yield of zero, a risk-free interest rate of 3.8%, expected term of 5.9 years and an expected volatility of 71.5%. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the nine months ended September 30, 2007 included a dividend yield of zero, a risk-free interest rate of 4.3%, expected term of 5.8 years and an expected volatility of 71.5%.

         For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations for the three and nine months ended September 30, 2008 and 2007 is included in selling, design and production and general and administrative expenses, and is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2008, expected forfeitures is immaterial and as such, the Company is recognizing forfeitures as they occur.

         Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by EITF 96-18.

5.       DUE FROM FACTOR

         Due from factor is summarized as follows:

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2008             2007
                                                  ------------     ------------
Outstanding receivables:
  Without recourse ...........................    $  4,999,639     $  2,490,588
  With recourse ..............................       1,050,942           61,432
                                                  ------------     ------------
                                                     6,050,581        2,552,020
Advances .....................................      (3,632,483)        (649,049)
Open credits .................................        (613,838)        (385,942)
                                                  ------------     ------------
                                                  $  1,804,260     $  1,517,029
                                                  ============     ============

6.       INVENTORIES

         Inventories are summarized as follows:

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2008             2007
                                                   ------------     ------------

Piece goods and trim .........................     $  1,173,603     $  1,287,488
Work in process ..............................          470,158          603,394
Finished goods ...............................        2,739,274        1,942,288
                                                   ------------     ------------
                                                   $  4,383,035     $  3,833,170
                                                   ============     ============

7.       WILLIAM RAST LIFESTYLE APPAREL COLLECTION RIGHTS

         Effective November 15, 2007, William Rast Sourcing entered into a design services agreement with Paris68 LLC and Johan and Marcella Lindeberg. The design services agreement provides that the Company's William Rast lifestyle collection be developed and designed in collaboration with Paris68, the New York-based independent design consultancy of Johan and Marcella Lindeberg. Johan Lindeberg, best known for his role as Creative Director of the Swedish brand J. Lindeberg, designs the Company's men's collection while Marcella Lindeberg designs the Company's women's collection. The initial collections were launched in February of 2008 and collection products began shipping in the Fall of 2008. The design services agreement with Paris68 and Johan and Marcella Lindeberg is for a three-year period ending December 2010.

         In accordance with the terms of the design services agreement, the Company is required to make future minimum annual design fee payments as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------
         2008 (three months)....................    $   572,728
         2009...................................      2,000,000
         2010...................................      2,000,000
                                                    -----------
                                                    $ 4,572,728
                                                    ===========

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

         As of September 30, 2008, prepaid design fees related to the Company's William Rast men's and women's ready-to-wear product line designed by Johan and Marcella Lindeberg amounted to $1,321,772 and represents design fee payments made in accordance with the terms of the design services agreement, less amounts expensed in accordance with the revenue derived from sales of the collection products. Design fee expense related to this asset during the three and nine months ended September 30, 2008 amounted to $605,501. Future contractual design fee payments due under the design services agreement will also be recorded as prepaid design fees and expensed to selling expense in accordance with the revenue derived from sales of the collection products.

8.       J. LINDEBERG USA, LLC

         Effective July 1, 2008, the Company, through its wholly-owned subsidiary, Bella Rose, LLC, and Lindeberg Sweden entered into an operating agreement and other related agreements for JLUS. Pursuant to the agreements, JLUS will source, market, and distribute J. Lindeberg(TM) branded apparel in the United States on an exclusive basis. The agreements provide that the Company and Lindeberg Sweden each hold a 50% interest in JLUS with the business of JLUS being operated by the Company. Under the terms of the agreements, Lindeberg Sweden was required to contribute to JLUS $20,000 in cash as well as certain assets consisting primarily of accounts receivable and inventory. The Company was required to contribute to JLUS $20,000 in cash and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. The agreements also provide that Lindeberg Sweden will, among other things, make available to JLUS for purchase all new collections of J. Lindeberg(TM) branded apparel, and provide for the factory-direct purchase by the Company of J. Lindeberg(TM) branded apparel on terms no less favorable to the Company than terms received by Lindeberg Sweden or its affiliates for the same or substantially the same merchandise. In addition, the agreements provide for a license from Lindeberg Sweden to JLUS of the J. Lindeberg(TM) mark and other related marks for use in the United States on an exclusive basis for a period of 25 years.

         The following table summarizes the estimated fair values of the assets and liabilities contributed on July 1, 2008 to JLUS. The estimated fair value of accounts receivable is subject to adjustment if any of the accounts remain uncollected as of December 31, 2008. The capital account of Lindeberg Sweden will be reduced by any contributed receivables that remain outstanding as of December 31, 2008. Member contribution receivable represents in-transit inventory contributed to JLUS by Lindeberg Sweden in July 2008.


                 Current assets:
                   Cash .........................   $   40,000
                   Accounts receivable ..........      726,191
                   Inventory ....................      488,700
                   Member contribution receivable    1,002,669
                   Property and equipment .......       50,000
                   Deposits .....................      385,140
                                                    ----------
                     Total assets contributed ...    2,692,700
                                                    ----------
                 Current liabilities:
                   Due to member ................      385,140
                                                    ----------
                     Total liabilities assumed ..      385,140
                                                    ----------
                       Net assets contributed ...   $2,307,560
                                                    ==========

         This transaction is an acquisition of a business and accounting standards require proforma financial information to be disclosed in the Company's most recent interim financial statements. Unaudited proforma consolidated results of operations for the three and nine months ended September 30, 2007 and the nine months ended September 30, 2008, as though JLUS had been acquired as of January 1, 2007, are as follows:

                                                   THREE MONTHS     NINE MONTHS
                                                       ENDED           ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       2007            2007
                                                   ------------    ------------

Net sales .....................................    $  8,622,683    $ 21,305,681
Net income (loss) .............................    $    424,142    $ (1,183,452)
Basis and diluted income (loss) per share .....    $       0.01    $      (0.03)
                                                   ------------    ------------

                                                                    NINE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                                       2008
                                                                   -------------

Net sales .....................................                    $ 28,944,034
Net loss ......................................                    $ (2,068,113)
Basis and diluted Loss per share ..............                    $      (0.06)
                                                                   ------------

         Unaudited proforma consolidated results of operations has not been presented for the three months ended September 30, 2008 as the results of operations for the period are included in the consolidated financial statements reported herein. The pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the period presented and should not be construed as being representative of future operating results.

         On August 6, 2008, JLUS entered into factoring agreements whereby the factor will purchase the majority of its trade accounts receivable and assume the credit risk with respect to certain accounts that are approved by the factor. The factor agreements provide for a fixed commission rate and borrowings of up to 85% of eligible accounts receivable and 50% of eligible inventory. Maximum borrowings, including borrowings related to factored accounts receivable and inventory, are not to exceed $1.5 million. The factoring agreements also provide for corporate guaranties from the Company's related entities, People's Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc.

9.       CUSTOMER AND SUPPLIER CONCENTRATIONS

         During the nine months ended September 30, 2008 and 2007, one customer comprised greater than 10% of the Company's sales. Sales to this customer amounted to 29.3% and 33.0% of net sales for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008 and 2007, the majority of receivables due from this customer are included in due from factor.

         During the nine months ended September 30, 2008, three suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 13.1%, 10.9% and 10.6% for the nine months ended September 30, 2008. During the nine months ended September 30, 2007, five suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 10.3%, 11.2%, 11.3%, 12.3% and 15.7% for the nine months ended September 30, 2007. At September 30, 2008 and 2007, accounts payable and accrued expenses included an aggregate of approximately $232,000 and $487,000, respectively, due to these vendors.

           During the nine months ended September 30, 2008, the Company purchased substantially all of its J. Lindeberg brand products from J. Lindeberg AB, the beneficial owner of 50% of JLUS. Total purchases for the three and nine months ended September 30, 2008 amounted to approximately $527,000.

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

         For the nine months ended September 30, 2008 and 2007, total stock-based compensation expense included in the consolidated statements of operations was $133,166 and $209,682, respectively, charged to the following expense categories:

                                                            Nine months ended
                                                              September 30,
                                                        ------------------------
                                                           2008          2007
                                                        ----------    ----------
Selling expense ....................................    $    4,216    $   20,837
Design and production ..............................        14,972        24,975
General and administrative .........................       113,978       163,870
                                                        ----------    ----------
Total stock-based compensation .....................    $  133,166    $  209,682
                                                        ==========    ==========

         The following table summarizes the activity in the Plan:

                                                                       Weighted
                                                                       Average
                                                     Number of         Exercise
                                                      Shares            Price
                                                    ----------        ----------

Options outstanding - January 1, 2007 ........       1,878,000        $     1.25
     Granted .................................       1,912,000              0.53
     Exercised ...............................            --                --
     Canceled ................................      (1,374,000)             1.18
                                                    ----------

Options outstanding - December 31, 2007 ......       2,416,000              0.72
     Granted .................................         690,000              0.41
     Exercised ...............................            --                --
     Canceled ................................        (355,000)             0.82
                                                    ----------

Options outstanding - September 30, 2008 .....       2,751,000        $     0.63
                                                    ==========

         Additional   information   relating  to  stock   options  and  warrants
outstanding and exercisable at September 30, 2008, summarized by exercise price, is as follows:

                                                                                           Exercisable
                                         Outstanding Weighted Average                    Weighted Average
                                  --------------------------------------------     -----------------------------
                                                    Life           Exercise                          Exercise
  Exercise Price Per Share           Shares        (years)           Price            Shares           Price
-----------------------------     -----------    -----------     -------------     ------------    -------------
           $ 0.30 (options)           90,000        9.8             $ 0.30              22,500        $ 0.30
           $ 0.31 (options)           48,000        8.8             $ 0.31              48,000        $ 0.31
           $ 0.38 (options)          280,000        8.9             $ 0.38             144,430        $ 0.38
           $ 0.40 (options)          450,000        9.8             $ 0.40                   -        $ 0.40
           $ 0.40 (warrants)         150,000        4.2             $ 0.40             150,000        $ 0.40
           $ 0.46 (options)          450,000        8.8             $ 0.46             393,750        $ 0.46
           $ 0.50 (options)          779,000        9.2             $ 0.50             259,000        $ 0.50
           $ 0.50 (warrants)         290,000        4.2             $ 0.50             260,271        $ 0.50
           $ 1.25 (options)          654,000        7.9             $ 1.25             485,750        $ 1.25
           $ 1.25 (warrants)         625,000        2.2             $ 1.25             625,000        $ 1.25
           $ 2.00 (warrants)       2,500,000        2.2             $ 2.00           2,500,000        $ 2.00
                                  -----------                                      ------------

                                   6,316,000        5.2             $ 1.26           4,888,701        $ 1.42
                                  ===========                                      ============

         A summary of the changes in the Company's unvested stock options is as follows:

                                                                      Weighted
                                                                      Average
                                                        Number of    Grant Date
                                                         Shares      Fair Value
                                                       ----------    ----------
Unvested stock options - January 1, 2007 ...........    1,437,417    $     0.56
     Granted .......................................    1,912,000          0.28
     Vested ........................................     (531,750)        (0.28)
     Canceled, expired or forfeited ................   (1,374,000)        (0.48)
                                                       ----------

Unvested stock options - December 31, 2007 .........    1,443,667          0.32
     Granted .......................................      690,000          0.15
     Vested ........................................     (381,097)        (0.27)
     Canceled, expired or forfeited ................     (355,000)        (0.34)
                                                       ----------

Unvested stock options - September 30, 2008 ........    1,397,570    $     0.24
                                                       ==========

         As of September 30, 2008, there was approximately $328,000 of total unrecognized compensation expense related to share-based compensation arrangements granted under the Plan. The cost is expected to be recognized on a weighted-average basis over the next four years.

         The Company has recorded a 100% valuation allowance on its deferred tax asset related to net operating loss carryforwards. As a result, the stock-based compensation has not been tax effected on the consolidated statement of operations.

         During the nine months ended September 30, 2008, the Company issued a warrant to purchase 40,000 shares of its common stock to a consulting firm for services. The warrant has an exercise price of $0.50, a five-year term and vests over the 9-month term of the service contract. The warrant was valued at $6,700 using the Black-Scholes option pricing model. During the nine months ended September 30, 2007, the Company issued warrants to purchase 250,000 shares of its common stock to a consulting firm. The warrants have an exercise price of $0.50, a five-year term and vest over the term of the consulting agreement. The warrant was valued at $75,000 using the Black-Scholes option pricing model.

11.      OFF BALANCE SHEET RISK AND CONTINGENCIES

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At September 30, 2008, total factor receivables approximated $6,051,000.

         The Company is involved in a contract dispute with one of its former consultants. At this time, management cannot determine the likelihood of an unfavorable outcome or a range of potential loss, if any. Therefore, the Company has not recorded a gain or loss related to this contingency in its financial statements as of September 30, 2008. The Company may be subject to certain other legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims, except for the contract dispute discussed above, that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

         In December 2007, the FASB issued SFAS No. 141(revised 2007), BUSINESS COMBINATIONS, and SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way--as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The two statements are effective for fiscal years beginning after December 15, 2008 and management is currently evaluating the impact that the adoption of these statements may have on the Company's consolidated financial statements.

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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF PEOPLE'S LIBERATION, INC. FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THE FACTORS DESCRIBED BELOW UNDER THE CAPTION "CAUTIONARY STATEMENTS AND RISK FACTORS."

OVERVIEW

         We design, market and sell high-end casual apparel under the brand names "People's Liberation," "William Rast" and, in the United States, "J. Lindeberg." The majority of the merchandise we offer consists of premium denim, knits, wovens, golf wear and outerwear for men and women. In the United States, we distribute our merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus and Fred Segal. We also market and sell J. Lindeberg branded apparel through our flagship retail store in New York City. Internationally, in select countries, we sell our People's Liberation and William Rast branded apparel products directly and through distributors to better department stores and boutiques throughout the world.

         We commenced our People's Liberation business in July 2004 and our William Rast clothing line in May 2005. Our William Rast clothing line is a collaboration with Justin Timberlake and his childhood friend, Trace Ayala. In addition, our William Rast lifestyle collection is being developed and designed in collaboration with Paris68, the New York-based independent design consultancy of Johan and Marcella Lindeberg.

         We began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 in collaboration with Lindeberg Sweden. In addition to being sold in the United States through JLUS,
J. Lindeberg branded high-end men's fashion and premium golf apparel is marketed and sold by Lindeberg Sweden worldwide in more than twenty-five countries, including the U.K., Scandinavia and Japan.

         We are headquartered in Los Angeles, California, maintain showrooms in New York, Los Angeles and Atlanta, and have a sales representative in Dallas.

INTERNATIONAL DISTRIBUTION

         Our People's Liberation and William Rast branded apparel products are sold internationally in select countries directly and through distributors to better department stores and boutiques. Our distributors purchase products at a discount for resale in their respective territories and market, sell, warehouse and ship People's Liberation and William Rast branded apparel products at their expense. We anticipate growing our international distribution channels across new territories.

SOURCING

         We use third party contract manufacturers to produce our People's Liberation and William Rast denim finished goods from facilities located primarily in Los Angeles, California. For the majority of our denim products, we purchase fabric and trim from suppliers who deliver these components directly to us to be cut, sewn, washed and finished by our contract manufacturers. For the majority of our knits and other non-denim products, we source these goods from international suppliers. As our product offerings increase, we intend to expand the number of contract manufacturers we use, both domestically and internationally, to perform some or all of the manufacturing processes required to produce finished products. We currently purchase all of our J. Lindeberg branded apparel products from J. Lindeberg AB, the beneficial owner of 50% of JLUS.

STRUCTURE OF OPERATIONS

         Our wholly-owned subsidiary Versatile Entertainment, Inc. conducts our People's Liberation brand business. Our William Rast brand business is conducted through our wholly-owned subsidiary Bella Rose, LLC. William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose and are each owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC, an entity owned in part by Justin Timberlake. Our J. Lindeberg brand business is conducted through Bella Rose. JLUS is consolidated under Bella Rose and is owned 50% by Bella Rose and 50% by J. Lindeberg USA, Corp. an entity owned by J. Lindeberg AB, a Swedish corporation.

RECENT DEVELOPMENT

         Effective July 1, 2008, we, through Bella Rose, and Lindeberg Sweden entered into an operating agreement and other related agreements for JLUS. Pursuant to the agreements, JLUS will source, market, and distribute J. Lindeberg(TM) branded apparel in the United States on an exclusive basis. The agreements provide that Bella Rose and Lindeberg Sweden each hold a 50% interest in JLUS with the business of JLUS being operated by us. Under the terms of the agreements, Lindeberg Sweden was required to contribute to JLUS $20,000 in cash as well as certain assets consisting primarily of accounts receivable and inventory. We were required to contribute to JLUS $20,000 in cash and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. The agreements also provide that Lindeberg Sweden will, among other things, make available to JLUS for purchase all new collections of J. Lindeberg(TM) branded apparel, and provide for the factory-direct purchase by us of J. Lindeberg(TM) branded apparel on terms no less favorable than terms received by Lindeberg Sweden or its affiliates for the same or substantially the same merchandise. In addition, the agreements provide for a license from Lindeberg Sweden to JLUS of the J. Lindeberg(TM) mark and other related marks for use in the United States on an exclusive basis for a period of 25 years.

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

                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                           --------------------
                                                             2008         2007
                                                           -------      -------

Net sales .............................................      100.0%       100.0%
Cost of goods sold ....................................       51.0         50.6
                                                           -------      -------
Gross profit ..........................................       49.0         49.4
Selling expenses ......................................       28.3         16.4
Design and production expenses ........................       10.7         10.5
General and administrative expenses ...................       17.8         15.3
                                                           -------      -------
Operating (loss) income ...............................       (7.8)%        7.2%
                                                           =======      =======

     COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2008 AND THREE MONTHS ENDED SEPTEMBER 30, 2007

         NET SALES

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Net Sales ........................    $10,982,733    $ 6,236,671        76.1%

         The increase in net sales for the three months ended September 30, 2008 was due to a significant increase in sales volume of our William Rast apparel line and sales of our new product line, J. Lindeberg, offset by a decrease in sales volume of our People's Liberation product line during the quarter. The increase in net sales also includes a significant increase in sales to our international distributors during the period. We began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008. We anticipate that the addition of this new product line will have a significant impact on our future sales.

         GROSS PROFIT

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Gross Profit .....................    $ 5,382,819    $ 3,081,004        74.7%

         Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight and overhead expenses. Overhead expenses primarily consist of warehouse and shipping salaries and expenses. As a percentage of net sales, our gross margin decreased to 49.0% for the three months ended September 30, 2008 from 49.4% for the three months ended September 30, 2007. The decrease in gross profit as a percentage of net sales was due to increased sales to our international distributors during the quarter at a reduced margin, offset by economies of scale achieved in the manufacturing process of our products and additional sales of J. Lindeberg branded apparel products with higher gross margins.

         SELLING EXPENSES

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Selling expenses .................    $ 3,111,492    $ 1,024,594       203.7%

         Selling expense for the three months ended September 30, 2008 and 2007 primarily related to tradeshows, sales commissions and salaries, promotion and marketing, collection design costs, travel and showroom expenses. The increase in selling expense for the three months ended September 30, 2008 is attributable to our increased promotion and marketing of our brands, including our William Rast apparel collection designed by Paris68 and Johan and Marcella Lindeberg, the sponsorship of an Indy car bearing the William Rast brand name, our William Rast fashion show and the launch of our William Rast video and marketing campaign featuring Justin Timberlake as William Rast. Selling expenses increased as a percentage of net sales to 28.3% during the three months ended September 30, 2008 compared to 16.4% for the three months ended September 30, 2007 due primarily to the additional promotion of our William Rast brand during the period.

         DESIGN AND PRODUCTION EXPENSES

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Design and production expenses ...    $ 1,171,890    $   651,443        79.9%

         Design and production expenses for the three months ended September 30, 2008 and 2007 primarily related to design and production salaries and sample costs. Design and production expenses increased during the three months ended September 30, 2008 compared to the three months ended September 30, 2007 as we incurred additional sample costs for our William Rast apparel line, including our William Rast apparel collection designed by Paris68 and Johan and Marcella Lindeberg, and our J. Lindeberg apparel line. As a percentage of net sales, design and production expenses increased to 10.7% for the three months ended September 30, 2008 compared to 10.5% for the three months ended September 30, 2007, primarily as a result of additional sample costs incurred during the period for our William Rast apparel and collection lines and our J. Lindeberg apparel line.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

General and administrative
   expenses ......................    $ 1,955,528    $   956,268       104.5%

         General and administrative expenses for the three months ended September 30, 2008 and 2007 primarily related to salaries, professional fees, travel and entertainment and facility costs. The increase in general and administrative expenses during the three months ended September 30, 2008 was due primarily to increased professional fees related to the acquisition of our J. Lindeberg branded apparel line, increased administrative salaries, rent related to our retail store in New York City and travel and entertainment costs. As a percentage of net sales, general and administrative expenses increased to 17.8% for the three months ended September 30, 2008 from 15.3% for three months ended September 30, 2007, due primarily to recurring and non-recurring costs related to the acquisition of our J. Lindeberg branded apparel line.

         INTEREST EXPENSE

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Interest Expense .................    $    45,115    $    32,516        38.7%

         Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and 50% on our inventories. Maximum borrowings under our People's Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory. Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our

J. Lindeberg facility are not to exceed $1.5 million. Outstanding borrowings, net of matured funds, under our factoring arrangements amounted to approximately $3.6 million and $906,000 at September 30, 2008 and 2007, respectively. The increase in interest expense is due to the increased borrowing under our factoring arrangements during the three months ended September 30, 2008.

         PROVISION FOR INCOME TAX

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Provision for Income Tax .........    $     6,000    $     5,000        0.2%

         The provision for income taxes for the three months ended September 30, 2008 represents the minimum tax payments due for state purposes. A provision for Federal income taxes has not been recorded for the three months ended September 30, 2008, as we had a net loss during the period and any tax liabilities generated from net taxable income would be offset by the Company's net operating loss carryforwards. The deferred tax assets at September 30, 2008 represent the amounts that management believes are more likely than not to be realized. A valuation allowance has been provided for our deferred income tax asset related to net operating loss carryforwards. As of December 31, 2007, total net operating losses available to carryforward to future periods amounted to approximately $1.6 million. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses.

         MINORITY INTEREST

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Minority interest ................    $   562,805    $  (172,899)      425.5%

         Minority interest recorded for the three months ended September 30, 2008 represents distributions for the calendar quarter ended September 30, 2008 due to William Rast Enterprises, LLC, a member of William Rast Sourcing, and profit allocations due to J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC. Minority interest recorded for the three months ended September 30, 2007 represents distributions for the calendar quarter ended September 30, 2007 due to William Rast Enterprises. Effective January 1, 2007, William Rast Sourcing was to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% of applicable net sales generated by William Rast Sourcing during the quarterly period. On November 9, 2007, the limited liability company operating agreement of William Rast Sourcing, LLC was further amended to reflect a modification of the distributions to William Rast Enterprises. For the calendar quarters ended June 30, 2007, September 30, 2007 and December 31, 2007, all cash distributions William Rast Sourcing, LLC was required to pay to William Rast Enterprises pursuant to the amended and restated operating agreement were not paid or accrued for future payment with respect to such calendar quarters. For the three months ended September 30, 2007, minority interest distributions included the reversal of $172,899 of distributions related to the quarter ended June 30, 2007. Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in the consolidated financial statements of the Company. Profit and loss allocations to its member, J. Lindeberg USA, Corp., are recorded as a minority interest in the consolidated financial statements of the Company.

         NET (LOSS) INCOME

                                          THREE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Net (loss) income .................   $(1,459,851)   $   598,008       (344.1)%

         Our increase in net loss during the three months ended September 30, 2008 compared to net income for the three months ended September 30, 2007 was due primarily to increased operating expenses incurred during the period and increased minority interest, offset by increased net sales and gross margin, as discussed above.

     COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2008 AND NINE MONTHS ENDED SEPTEMBER 30, 2007

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          --------------------
                                                            2008         2007
                                                          -------      -------

Net sales ............................................      100.0%       100.0%
Cost of goods sold ...................................       51.4         52.1
                                                          -------      -------
Gross profit .........................................       48.6         47.9
Selling expenses .....................................       22.2         17.9
Design and production expenses .......................       11.0         11.4
General and administrative expenses ..................       17.8         23.8
                                                          -------      -------
Operating loss .......................................       (2.4)%       (5.2)%
                                                          =======      =======

         NET SALES

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Net Sales ........................    $24,645,117    $14,659,987        68.1%

         The increase in net sales for the nine months ended September 30, 2008 was due primarily to a significant increase in sales volume of our William Rast apparel line and sales of our new product line, J. Lindeberg. The increase in net sales also includes a significant increase in sales to our international distributors during the period. We began distributing J. Lindeberg brand products in the United States on an exclusive basis beginning July 2008. We anticipate that the addition of this new product line will have a significant impact on our future sales.

         GROSS PROFIT

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Gross Profit .....................    $11,990,468    $ 7,025,419        70.7%


         As a percentage of net sales, our gross margin increased to 48.6% for the nine months ended September 30, 2008 from 47.9% for the nine months ended September 30, 2007. The increase in gross profit as a percentage of net sales was due to economies of scale achieved in the manufacturing process of our products and additional sales of J. Lindeberg brand products with higher gross margins, offset by increased sales to our international distributors at a reduced margin.

         SELLING EXPENSES

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Selling expenses .................    $ 5,471,141    $ 2,626,622       108.3%

         The increase in selling expense for the nine months ended September 30, 2008 is attributable to our increased promotion and marketing of our brands, including our William Rast apparel collection designed by Paris68 and Johan and Marcella Lindeberg, the sponsorship of an Indy car bearing the William Rast brand name, our William Rast fashion show and the launch of our William Rast video and marketing campaign featuring Justin Timberlake as William Rast. The increase in selling expenses during the nine months ended September 30, 2008 was also due to the hiring of additional salaried sales staff in Los Angeles and New York, offset by a reduction in sales commissions during the period. As a percentage of net sales, selling expenses increased to 22.2% for the nine months ended September 30, 2008 compared to 17.9% for the nine months ended September 30, 2007.

         DESIGN AND PRODUCTION EXPENSES

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Design and production expenses ...    $ 2,721,519    $ 1,664,417        63.5%

         Design and production expenses increased during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as we increased our staff and incurred additional sample costs for our William Rast apparel line, including our William Rast apparel collection designed by Paris68 and Johan and Marcella Lindeberg, and our J. Lindeberg apparel line. As a percentage of net sales, design and production expenses decreased to 11.0% for the nine months ended September 30, 2008 compared to 11.4% for the nine months ended September 30, 2007, as a result of net sales during the period increasing more rapidly than design and production expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

General and administrative
   expenses ......................    $ 4,388,657    $ 3,496,753        25.5%

         The increase in general and administrative expenses during the nine months ended September 30, 2008 was due primarily to increased professional fees related to the acquisition of our J. Lindeberg branded apparel line, rent related to our retail store in New York City, factor fees and travel and entertainment costs. As a percentage of net sales, general and administrative expenses decreased to 17.8% for the nine months ended September 30, 2008 from 23.8% for nine months ended September 30, 2007, as a result of net sales increasing more rapidly than general and administrative expenses during the period.

         INTEREST EXPENSE

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Interest Expense .................    $    89,523    $    58,369        53.4%

         Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and 50% on our inventories. Maximum borrowings under our People's Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory. Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our
J. Lindeberg facility are not to exceed $1.5 million. Outstanding borrowings, net of matured funds, under our factoring arrangements amounted to approximately $3.6 million and $906,000 at September 30, 2008 and 2007, respectively. The increase in interest expense is due to the increased borrowing under our factoring arrangements during the nine months ended September 30, 2008.

         PROVISION FOR INCOME TAX

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Provision for Income Tax .........    $    20,190    $     8,200       146.2%

         The provision for income taxes for the nine months ended September 30, 2008 and 2007 represent the minimum tax payments due for state purposes. A provision for Federal income taxes has not been recorded for the nine months ended September 30, 2008, as we had a net loss during the period and any tax liabilities generated from net taxable income would be offset by the Company's net operating loss carryforwards. The deferred tax assets at September 30, 2008 represent the amounts that management believes are more likely than not to be realized. A valuation allowance has been provided for our deferred income tax asset related to net operating loss carryforwards. As of December 31, 2007, total net operating losses available to carryforward to future periods amounted to approximately $1.6 million. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses.

         MINORITY INTEREST

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Minority Interest ................    $ 1,169,958    $   113,017       935.2%

         Minority interest recorded for the nine months ended September 30, 2008 represents distributions for the calendar quarters ended September 30, 2008 due to William Rast Enterprises, a member of William Rast Sourcing, and profit allocations due to J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC. Minority interest recorded for the nine months ended September 30, 2007 represents distributions for the calendar quarters ended September 30, 2007 due to William Rast Enterprises. Effective January 1, 2007, William Rast Sourcing was to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% of applicable net sales generated by William Rast Sourcing during the quarterly period. On November 9, 2007, the limited liability company operating agreement of William Rast Sourcing, LLC was further amended to reflect a modification of the distributions to William Rast Enterprises. For the calendar quarters ending June 30, 2007, September 30, 2007 and December 31, 2007, all cash distributions William Rast Sourcing, LLC was required to pay to William Rast Enterprises pursuant to the amended and restated operating agreement were not paid or accrued for future payment with respect to such calendar quarters. Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in the consolidated financial statements of the Company. Profit and loss allocations to its member, J. Lindeberg USA, Corp., are recorded as a minority interest in the consolidated financial statements of the Company.

         NET LOSS

                                           NINE MONTHS ENDED
                                             SEPTEMBER 30,
                                      --------------------------      PERCENT
                                          2008           2007          CHANGE
                                      -----------    -----------    -----------

Net loss .........................    $(1,854,248)   $  (821,515)      125.7%

         Our increase in net loss during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was due primarily to increased operating expenses incurred during the period and increased minority interest, offset by increased net sales and gross margin, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2008, we had cash and cash equivalents of approximately $1.1 million, a working capital balance of approximately $4.3 million, and approximately $2.3 million of availability from our factor. As of September 30, 2008, advances from our factor totaled approximately $3.6 million. As of September 30, 2007, we had cash and cash equivalents of approximately $614,000, a working capital balance of approximately $4.4 million and $2.6 million of availability from our factor. As of September 30, 2007, advances from our factor totaled approximately $906,000.

         We are currently evaluating various financing strategies to be used to expand our business and fund future growth. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and pursuant to our factoring arrangements, including availability under our inventory facilities, may be sufficient to fund our minimum working capital and capital expenditure needs for at least the next twelve months under our current operating strategy. The extent of our future capital requirements will depend on many factors, including our results of operations. If our cash from operations is less than anticipated or our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional brands, we may need to raise additional debt or equity financing within the next twelve months. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. Pursuant to the operating agreement we entered into with J. Lindeberg USA Corp and J. Lindeberg AB, we contributed $20,000 in cash to JLUS and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. At this point in time, the cash amount in excess of $20,000 that we will be required to contribute to J. Lindeberg USA, LLC, if any, is uncertain. Our J. Lindeberg USA, LLC, factoring agreements provide for corporate guaranties from our related entities, People's Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc. We currently do not have any material commitments for capital expenditures.

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through borrowings from our factor and cash flows generated from operations. Cash flows from operating, investing and financing activities for the nine months ended September 30, 2008 and 2007 are summarized in the following table:

                                                          NINE MONTHS
                                                      ENDED SEPTEMBER 30,
                                               --------------------------------
ACTIVITY:                                          2008                 2007
--------------------------------------         -----------          -----------
Operating activities .................         $ 1,500,736          $   397,619
Investing activities .................            (765,138)            (287,128)
Financing activities .................              20,000              441,043
                                               -----------          -----------

Net increase in cash .................         $   755,598          $   551,534
                                               ===========          ===========


         OPERATING ACTIVITIES

         Net cash provided by operating activities was approximately $1,501,000 and $398,000 for the nine months ended September 30, 2008 and 2007, respectively. Cash provided by operating activities for the nine months ended September 30, 2008 resulted primarily from increased minority interest payable and accounts payable and accrued expenses, and decreased receivables and inventories, offset by net loss and increased prepaid design fees. As of September 30, 2008, prepaid design fees related to the Company's William Rast men's and women's ready-to-wear product line designed by Paris68 and Johan and Marcella Lindeberg amounted to $1,321,772 and represent design fee payments made in accordance with the terms of the design services agreement, less amounts expensed in accordance with the revenue derived from sales of the collection products. Design fee expense related to this asset during the nine months ended September 30, 2008 amounted to $605,501. Future contractual design fee payments due under the design services agreement will also be recorded as prepaid design fees and expensed in accordance with the revenue derived from sales of the collection products. Cash provided by operating activities for the nine months ended September 30, 2007 resulted primarily from decreased receivables, offset by a net loss of approximately $822,000, increased inventories and decreased accounts payable and accrued expenses.

         INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $765,000 and $287,000 for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in investing activities for the nine months ended September 30, 2008 consisted primarily of an increase in capital expenditures related to property and equipment and trademark costs. Net cash used in investing activities for the nine months ended September 30, 2007 consisted of capital expenditures primarily for computer equipment and software and trademark costs.

         FINANCING ACTIVITIES

         Net cash provided by financing activities for the nine months ended September 30, 2008 reflects the capital investment of $20,000 received from J. Lindeberg AB. Effective July 1, 2008, approximately $2.2 million of net assets were received into our newly formed subsidiary, J. Lindeberg USA, LLC in addition to $40,000 cash received from its members. The statement of cash flows for the nine months ended September 30, 2008 presents the affects of this non-cash financing transaction on our operating assets and liabilities. Net cash provided by financing activities for the nine months ended September 30, 2007 reflects proceeds from a private placement of our common stock. On September 28, 2007, we sold 900,000 shares of our common stock and received approximately $441,000 in net proceeds after legal and other expenses pursuant to a private placement transaction with various investors.

         FACTORING AGREEMENTS

         Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable and 50% of our eligible inventory. Maximum borrowings under our People's Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory. Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility are not to exceed $1.5 million. Interest is charged at prime plus 1%. As of September 30, 2008 and 2007, total factored accounts receivable included in due from factor amounted to approximately $6 million and $3 million, respectively. Outstanding advances as of September 30, 2008 and 2007 amounted to approximately $3.6 million and $906,000, respectively, and are included in the due from factor balance.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at September 30, 2008 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

                                                 Payments Due by Period
                            --------------------------------------------------------------
                                          Less than       1-3          4-5        After
 Contractual Obligations       Total       1 Year        Years        Years      5 Years
-------------------------   ----------   ----------   ----------   ----------   ----------
Operating leases ........   $1,706,599   $  803,828   $  835,667   $   67,104   $     --
Design services agreement    4,572,727    2,072,727    2,500,000         --           --
                            ----------   ----------   ----------   ----------   ----------
    Total ...............   $6,279,326   $2,876,555   $3,335,667   $   67,104   $     --
                            ==========   ==========   ==========   ==========   ==========

         At September 30, 2008 and September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         Factored accounts receivable may subject us to off-balance sheet risk. We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes, other customer claims and invoices that are not credit approved by the factor.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not required.

ITEM 4T. CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Chief Executive Officer, Colin Dyne, and Chief Financial Officer and President, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Dyne and Barber concluded that our disclosure controls and procedures were effective as of September 30, 2008.

         INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1A. RISK FACTORS

CAUTIONARY STATEMENTS AND RISK FACTORS

         This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and in our Quarterly Reports for the quarters ended March 31, 2008 and June 30, 2008.

         Risk Factors relating to our business and common stock are contained in
Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. There have been no material changes to such risk factors during the three months ended September 30, 2008.

ITEM 6.  EXHIBITS

         The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                                 EXHIBIT TITLE
-------      -------------------------------------------------------------------

2.1          Contribution Agreement,  effective as of July 1, 2008, by and among
             J. Lindeberg, USA, LLC, Bella Rose, LLC, and J. Lindeberg USA Corp.
             (1)

10.1 Operating Agreement of J. Lindeberg USA, LLC, effective as of July 1, 2008, by and among J. Lindeberg USA, LLC, Bella Rose, LLC and J. Lindeberg USA Corp. (1)

10.2 JL Sweden Services Agreement, effective as of July 1, 2008, by and between J. Lindeberg AB and J. Lindeberg USA, LLC. (1)

10.3 Management Services Agreement, effective as of July 1, 2008, by and between People's Liberation, Inc. and J. Lindeberg USA, LLC. (1)

10.4 Trademark License Agreement, effective as of July 1, 2008, by and between J. Lindeberg AB and J. Lindeberg USA, LLC. (1)

10.5         Factoring  Agreement,  dated  August 6,  2008,  by and  between  J.
             Lindeberg USA, LLC and FTC Commercial Corp. (1)

10.6 Inventory Loan Facility Agreement, dated August 6, 2008, by and between J. Lindeberg USA, LLC and FTC Commercial Corp. (1)

10.7         Form of Guaranty entered into in favor of FTC Commercial Corp. (1)

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

         (1) Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PEOPLE'S LIBERATION, INC.


Date: November 14, 2008                    /s/ Darryn Barber
                                           -------------------------------------
                                     By:   Darryn Barber
                                     Its:  Chief Financial Officer and President
                                           (Principal Financial and Accounting
                                           Officer)