Form 10-K
period 2008-12-31
PEOPLES LIBERATION INC
filed 2009-03-31
CIK 791770

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2008

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

                        1212 S. FLOWER STREET, 5TH FLOOR
                              LOS ANGELES, CA 90015
                    (Address of Principal Executive Offices)

                                 (213) 745-2123
              (Registrant's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.             Yes [_]     No [X]

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act.    Yes [_]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                     Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                      Accelerated filer         [_]
Non-accelerated filer   [_]                      Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act.)                                Yes [_]     No [X]

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter was $3,646,965 (based on the closing sales price of the registrant's common stock on that date).

At March 26, 2009, the registrant had 36,002,563 shares of Common Stock, $0.001 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                            PEOPLE'S LIBERATION, INC.
                               INDEX TO FORM 10-K

PART I                                                                      PAGE

Item 1.       Business .....................................................   3

Item 1A.      Risk Factors .................................................   8

Item 1B.      Unresolved Staff Comments ....................................  15

Item 2.       Properties ...................................................  15

Item 3.       Legal Proceedings ............................................  15

Item 4.       Submission of Matters to a Vote of Security Holders ..........  16


PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities .........  16

Item 6.       Selected Financial Data ......................................  16

Item 7.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .................................  17

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk....  27

Item 8.       Financial Statements and Supplementary Data ..................  28

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..................................  66

Item 9A(T).   Controls and Procedures ......................................  66

Item 9B.      Other Information ............................................  67


PART III

Item 10.      Directors, Executive Officers and Corporate Governance .......  67

Item 11.      Executive Compensation .......................................  70

Item 12.      Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters ................  78

Item 13.      Certain Relationships and Related Transactions, and
                 Director Independence .....................................  81

Item 14.      Principal Accounting Fees and Services .......................  82


PART IV

Item 15.      Exhibits, Financial Statement Schedules ......................  83

                                     PART I

         This 2008 Annual Report on Form 10-K, including the sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," contains "forward-looking statements" that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management's goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as "may," "will," "should," "could," "would," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes" and "estimates," and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

         o        the demand for collection apparel;

         o        a decline in the retail sales environment;

         o a decrease in the availability of financial resources at favorable terms;

         o        industry competition;

         o        general economic conditions; and

         o        other factors  discussed  under the headings  "Risk  Factors,"
                  "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business."

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

ITEM 1.  BUSINESS

CORPORATE OVERVIEW

         We design, market and sell high-end casual apparel under the brand names "People's Liberation," "William Rast" and, in the United States, "J. Lindeberg." The majority of the merchandise we offer consists of premium denim, knits, wovens, golf wear and outerwear for men and women. In the United States, we distribute our merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus and Fred Segal. We also market and sell J. Lindeberg branded collection and golf apparel through our flagship retail store in New York City and J. Lindeberg golf wear to green grass golf stores and boutiques in the United States. Internationally, in select countries, we sell our William Rast branded apparel products directly and through distributors to better department stores and boutiques throughout the world.

         We commenced our William Rast clothing line in May 2005. Our William Rast clothing line is a collaboration with Justin Timberlake and his childhood friend, Trace Ayala. In addition, our William Rast lifestyle collection is being developed and designed in collaboration with Paris68, the independent design consultancy of Johan and Marcella Lindeberg.

         We began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 in collaboration with J. Lindeberg AB in Sweden. In addition to being sold in the United States through our subsidiary, J. Lindeberg USA, LLC, J. Lindeberg branded high-end men's fashion and premium golf apparel is marketed and sold by J. Lindeberg AB worldwide.

         We commenced our People's Liberation business in July 2004. On December 16, 2008, we entered into an agreement with Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, "Charlotte Russe") pursuant to which we agreed to exclusively sell to Charlotte Russe, in North America and Central America, People's Liberation(TM) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories. We will cease to sell People's Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009. We will continue to market and sell People's Liberation branded merchandise internationally, with the exception of Central America. Product sales to Charlotte Russe under the terms of this agreement are expected to begin shipping in July 2009.

         We are headquartered in Los Angeles, California, maintain showrooms in New York, Los Angeles and Atlanta, and have sales representatives in Dallas, Texas, and Orlando, Florida.

STRUCTURE OF OPERATIONS

         Our wholly-owned subsidiary Versatile Entertainment, Inc. conducts our People's Liberation brand business. Our William Rast brand business is conducted through our wholly-owned subsidiary Bella Rose, LLC. William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose and are each owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC, an entity owned in part by Justin Timberlake. Our J. Lindeberg brand business is conducted through Bella Rose. J. Lindeberg USA, LLC is consolidated under Bella Rose and is owned 50% by Bella Rose and 50% by J. Lindeberg USA, Corp. an entity owned by
J. Lindeberg AB, a Swedish corporation.

APPAREL INDUSTRY BACKGROUND

         We operate exclusively in the premium contemporary segment of the apparel industry, which is characterized by lower volume sales of higher margin products. Our future success depends in part on the continued demand by consumers for high-end casual apparel, which in recent years has contributed to a proliferation of brands such as True Religion, Seven For All Mankind, Diesel, G-Star, Theory, Rock & Republic and Joe's Jeans. We anticipate that the premium contemporary segment of the apparel industry will become increasingly competitive because of the consumer demand for apparel in this segment, as well as the high retail prices consumers are willing to spend for such goods. An increase in the number of brands competing in the premium contemporary segment of the apparel industry could result in reduced shelf space for our brands at better department stores and boutiques, our primary customers.

CUSTOMERS

         We market our products to better department stores and boutiques that cater to fashion forward clientele. Our products are sold to a limited number of better department stores and boutiques to maintain our premium brand status. In the United States, our products are sold in a number of Nordstrom and Bloomingdales store locations. We plan to continue to develop our existing relationships with our customers, and expand our domestic sales and distribution to better department stores as the visibility of our brands increase in the marketplace. Currently, in addition to Nordstrom and Bloomingdales, we sell to Saks Fifth Avenue, Neiman Marcus and Fred Segal as well as hundreds of other boutiques and specialty retailers. We also market and sell J. Lindeberg branded collection and golf apparel through our flagship retail store in New York City and we sell J. Lindeberg golf wear to green grass golf stores and boutiques in the United States. Internationally, in select countries, we sell our William Rast products directly and through distributors to better department stores and boutiques throughout the world. We intend to expand our international distribution into additional territories and increase our brand penetration in the countries in which our apparel is currently being sold.

         Beginning May 1, 2009, we will exclusively sell our People's Liberation branded apparel and apparel accessories to Charlotte Russe in North America and Central America and provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel. We will continue to market and sell People's Liberation branded merchandise internationally, with the exception of Central America. Product sales to Charlotte Russe under the terms of this agreement are expected to begin shipping in July 2009.

         Our e-commerce websites provide direct on-line sales of select William Rast, J. Lindeberg and People's Liberation products to our customers at www.williamrast.com, www.jlindebergusa.com and www.peoplesliberation.com. The websites showcase each brand's men's and women's collections, including premium denim jeans, knits, wovens, golf wear and outerwear.

OUR PRODUCTS

         Our principal products consist of high-end casual apparel under the brand names "William Rast," "People's Liberation" and, in the United States, "J. Lindeberg." The majority of the merchandise we offer consists of premium denim, knits, wovens, golf wear and outerwear for men and women. Our principal products are designed, manufactured, marketed, and distributed under our "William Rast" and "People's Liberation" labels and we market and distribute under the J. Lindeberg label in the United States, products that are designed and manufactured by J. Lindeberg AB. Our William Rast brand is a collection of denim, knits, wovens and outerwear for both men and women, our People's Liberation brand primarily includes denim for men and women and the J. Lindeberg brand primarily consists of golf wear and collection apparel for men. As a result of the fit, quality, styles and successful marketing and branding of our products, we believe that our products will continue to command premium prices in the marketplace.

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

         Our William Rast lifestyle collection is being developed and designed in collaboration with Paris68, the independent design consultancy firm of Johan and Marcella Lindeberg. Johan Lindeberg, best known for his role as Creative Director of the Swedish brand J. Lindeberg, designs our men's collection while Marcella Lindeberg designs our women's collection. This collaboration results in a partnership to develop the William Rast brand into full contemporary men's and women's fashion collections. The initial collections were launched in February of 2008.

         We began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 in collaboration with J. Lindeberg AB in Sweden. In addition to being sold in the United States, J.
Lindeberg branded high-end men's fashion and premium golf apparel is marketed and sold by J. Lindeberg AB worldwide.

         An in-house team of designers is responsible for the design and development of our People's Liberation product line and our William Rast denim product line. We do not currently have in place a formal research and development effort. Our design teams, together with our in-house sales team and our J. Lindeberg outside sales contractors, shop stores, travel and speak to market and trend setters to help generate new product ideas.

SALES AND DISTRIBUTION

         US SALES AND DISTRIBUTION

         We sell our products through our own sales force based in Los Angeles, New York, Atlanta, Orlando and Dallas. Additionally, we operate showrooms in Los Angeles, New York and Atlanta with dedicated salaried and commissioned sales staff. We also employ customer service representatives who are assigned to key customers and provide in-house customer service support. We ship products to and invoice our United States customers directly from warehouse facilities located in or around Los Angeles, California, and Somerset, New Jersey. Under agreements with third-party warehouses, we outsource all of our finished good shipping, receiving and warehouse functions.

         Currently, our products are sold in the United States to department stores and boutiques. While we do not depend on any individual department store to sell our products, for the years ended December 31, 2008 and 2007, approximately 28.9% and 31.1% of our sales were to one customer.

         Beginning May 1, 2009, we will exclusively sell our People's Liberation branded apparel and apparel accessories to Charlotte Russe in North America and Central America and provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel. We will continue to market and sell People's Liberation branded merchandise internationally, with the exception of Central America.

         INTERNATIONAL SALES AND DISTRIBUTION

         Our William Rast branded apparel products are sold internationally in select countries directly and through distributors to better department stores and boutiques. Our distributors purchase products at a discount for resale in their respective territories and market, sell, warehouse and ship William Rast branded apparel products at their expense. We anticipate growing our international distribution channels across new territories.

BRAND DEVELOPMENT

         Our William Rast, J. Lindeberg and People's Liberation brands already have consumer recognition in the high-end fashion denim, knits, golf wear and casual wear markets. We plan to continue building and expanding this recognition by target marketing our lines to fashion conscious consumers who want to wear and be seen in the latest, trendiest jeans and other apparel. To facilitate this objective, we plan to continue to limit distribution to exclusive boutiques and major retailers. We also plan to use celebrities as a marketing catalyst to continue to bring attention and credibility to our brands. Currently, we leverage the popular public images of Justin Timberlake in the promotion of our William Rast apparel line and Camilo Villegas to promote our J. Lindeberg golf wear line.

         We anticipate that our internal growth will be driven by (1) expansion of our product lines by introducing new styles and categories of apparel products, (2) entering into license agreements for the manufacture and distribution of new apparel categories, accessories, fragrances and other products, (3) expansion of our wholesale distribution, both domestically and internationally through high-end retailers, and (4) operating a retail store chain. Our goal is to employ a multi-brand strategy which diversifies the fashion and other risks associated with reliance on any single brand.

MANUFACTURING AND SUPPLY

         We use third party contract manufacturers to produce our People's Liberation and William Rast denim finished goods from facilities located primarily in Los Angeles, California. For the majority of our denim products, we purchase fabric and trim from suppliers who deliver these components directly to us to be cut, sewn, washed and finished by our contract manufacturers. For the majority of our knits and other non-denim products, we source these goods from international suppliers. As our product offerings increase, we intend to expand the number of contract manufacturers we use, both domestically and internationally, to perform some or all of the manufacturing processes required to produce finished products. We currently purchase all of our J. Lindeberg branded apparel products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of our subsidiary, J. Lindeberg USA. We intend to source our People's Liberation denim and knit products sold to Charlotte Russe under our exclusive distribution agreement from international suppliers of full package goods.

         We believe we can realize additional cost savings in product manufacturing because of our strong relationships with a diverse group of U.S. and international manufacturers established by our management team. In addition, the increase in production volume as a result of our multi-brand strategy will give us greater purchasing power. We do not rely on any one manufacturer and manufacturing capacity is readily available to meet our current and planned needs. We do not currently have any long-term agreements in place for the supply of fabric, thread or other raw materials. Fabric, thread and other raw materials are available from a large number of suppliers worldwide. Although we do not depend on any one supplier, for the year ended December 31, 2008, three suppliers provided for 34.5% of our total combined purchases for the year. For the year ended December 31, 2007, four suppliers provided for 52.4% of our total combined purchases for the year.

COMPETITION

         The premium denim, knits and golf wear industries are intensely competitive and fragmented, and will continue to become more competitive and fragmented as a result of the high margins that are achievable in the industries. Our competitors include other small companies like ours, as well as companies that are much larger, with superior economic, marketing, distribution, and manufacturing capabilities. Our competitors in the denim and knit markets include brands such as True Religion, Seven For All Mankind, Diesel, G-Star, Theory, Rock & Republic and Joe's Jeans, as well as other premium denim brands.

         We compete in our ability to create innovative concepts and designs, develop products with extraordinary fit, and produce high quality fabrics and finishes, treatments and embellishments. At a retail price point of $150 to $280 for denim jeans, $20 to $125 for knits and other apparel items, and $60 to $1,000 for collection products, we believe that we offer competitively value priced products.

TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         We have filed trademark applications for the following marks in the following territories:

         NAME OF MARK                          TERRITORY
         ------------                          ---------
         People's Liberation                   USA, European  Community,  Japan,
                                               Mexico,   People's   Republic  of
                                               China,  Republic  of Korea,  Hong
                                               Kong,  Israel,   Russia,  Taiwan,
                                               Singapore,  Turkey, Australia and
                                               Canada.

         William Rast                          USA, European  Community,  Japan,
                                               Mexico,   People's   Republic  of
                                               China, Hong Kong, Israel, Russia,
                                               Taiwan,    Singapore,     Turkey,
                                               Canada,  Australia,  Republic  of
                                               Korea,  Croatia  and United  Arab
                                               Emirates.

         William Rast & Design                 USA, European Community and Japan

         Rising Star                           USA, European  Community,  Japan,
                                               Mexico,   People's   Republic  of
                                               China,  Republic  of Korea,  Hong
                                               Kong,  Israel,   Russia,  Taiwan,
                                               Singapore,  Turkey, Australia and
                                               Canada

         Star Pocket                           USA,  Japan,   Mexico,   People's
                                               Republic  of China,  Republic  of
                                               Korea, Israel, Russia, Singapore,
                                               Turkey, Australia and Canada

         The Dub USA, European Community, Japan, Mexico, People's Republic of China, Republic of Korea, Russia, Canada, Croatia and United Arab Emirates

         Dancing Star                          USA

         Mummy Star                            USA, Mexico, Canada

         People's Liberation & Design          USA
         (Dancing Star)

         People's Liberation & Design          USA, Mexico, Canada
         (Mummy Star)

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

EMPLOYEES

         As of December 31, 2008, we had a total of 65 full time employees. Our full time employees consist of four officers, Colin Dyne, our Chief Executive Officer, Thomas Nields, our Chief Operating Officer, Darryn Barber, our President and Chief Financial Officer and Andrea Sobel, Executive Vice President of Branding and Licensing. Our production and design teams include 30 employees consisting of production managers as well as sample sewers, pattern makers, technical designers and product designers. Our production and design teams are responsible for the design, development, and preparation of sample products. Additionally, we have 31 employees who handle sales, marketing, customer service, accounting and administration functions.

ITEM 1A. RISK FACTORS

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

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY AND HAVE EXPERIENCED OPERATING LOSSES MAKING IT DIFFICULT TO EVALUATE WHETHER WE WILL OPERATE PROFITABLY.

         Certain of our subsidiaries, Versatile Entertainment, Inc. and Bella Rose, LLC, and Bella Rose's subsidiaries, William Rast Sourcing, LLC, William Rast Licensing, LLC and J. Lindeberg USA, LLC, have limited operating history. Versatile was established in April 2001 to design, market, and distribute high-end casual apparel and commenced operation of its People's Liberation business in July 2004. Versatile began shipping its products in the fourth quarter of 2004. Bella Rose was formed in May of 2005, to design, market, and distribute high-end casual apparel under the brand name "William Rast." Bella Rose began shipping its products in the fourth quarter of 2005. J. Lindeberg USA was formed in June 2008 and began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis in July 2008. Because our subsidiaries only recently commenced their principal operations, we do not have a meaningful historical record of sales and revenues nor an established business track record. While we believe that we have the opportunity to be successful in the premium contemporary segment of the apparel industry, there can be no assurance that we will be successful in accomplishing our business initiatives, or that we will be able to achieve any significant levels of revenues or net income, from the sale of our products.

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

         Two of our consolidated subsidiaries, which we own with an entity controlled by Justin Timberlake, have the exclusive rights to manufacture clothing and accessories under the William Rast trade name. Mr. Timberlake has agreed to publicly promote and endorse the William Rast brand, and we manage the companies and are responsible for funding the costs of their operation. In the event that our relationship with Mr. Timberlake deteriorates, Mr. Timberlake may refuse to directly or indirectly promote our William Rast brand, which could reduce the acceptance of our William Rast brand in the marketplace and consequently harm our sales and profitability.

WE RELY ON A DESIGN COMPANY TO DESIGN OUR WILLIAM RAST LIFESTYLE COLLECTION.

         We rely on Paris68, the independent design consultancy firm of Johan and Marcella Lindeberg to design our William Rast lifestyle collection. Our William Rast brand is an integral component of our business and accounts for a significant portion of our sales. In the event that Paris68 fails to fulfill its obligations to us by, for example, failing to timely deliver products for a particular season, or if the reputation of our William Rast brand is negatively impacted as a result of our relationship with Paris68, our sales and profitability could decline.

OUR J. LINDEBERG CLOTHING LINE IS A COLLABORATION WITH J. LINDEBERG USA CORP, A WHOLLY-OWNED SUBSIDIARY OF J. LINDEBERG AB. SHOULD OUR RELATIONSHIP WITH OUR PARTNER DETERIORATE, OUR PROFITABILITY MAY BE NEGATIVELY IMPACTED.

         J. Lindeberg USA, LLC, which is 50% owned by our wholly-owned subsidiary, Bella Rose, and 50% owned by J. Lindeberg USA Corp, a wholly-owned subsidiary of J. Lindeberg AB, has the exclusive rights to source, market, and distribute J. Lindeberg(TM) branded apparel in the United States on an exclusive basis. We manage J. Lindeberg USA and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. J. Lindeberg AB is required to make available to J. Lindeberg USA for purchase all new collections of J. Lindeberg(TM) branded apparel, and provide for the factory-direct purchase by J. Lindeberg USA of J. Lindeberg(TM) branded apparel on terms no less favorable to J. Lindeberg USA then terms received by J. Lindeberg AB or its affiliates for the same or substantially the same merchandise. In addition, the agreements establishing the relationship between the parties provide for a license from J. Lindeberg AB to J. Lindeberg USA of the J. Lindeberg(TM) mark and other related marks for use in the United States on an exclusive basis for a period of 25 years. In the event that our relationship with J. Lindeberg AB deteriorates or if J. Lindeberg AB fails to fulfill its contractual obligations to us by, for example, failing to timely deliver products for a particular season, our sales and profitability could be negatively impacted.

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

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

         We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. Currently, we believe that our cash on hand, anticipated cash from operations, and cash available through our factor should be sufficient to fund existing operations for the next 12 months. We anticipate that the advance payments we will receive under our distribution agreement with Charlotte Russe should be adequate to fund our working capital shortages, if any. The extent of our future capital requirements will depend on many factors, including our results of operations. If our cash from operations is less than anticipated or our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional brands, we may need to raise additional debt or equity financing within the next twelve months. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. In addition, any additional funding may result in significant dilution to existing shareholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

FAILURE TO MANAGE OUR GROWTH AND EXPANSION COULD IMPAIR OUR BUSINESS.

         We believe that we are poised for growth in 2009. No assurance can be given that we will be successful in maintaining or increasing our sales in the future. Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables credit management. Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment. Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs, a further burden on our distribution facilities and also adversely impact our relations with retailers.

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

         -        transportation delays;

         -        quotas and other regulatory matters;

         -        the lack of credit approval of our customers from our factor;

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

THE FINANCIAL CONDITION OF OUR CUSTOMERS COULD AFFECT OUR RESULTS OF OPERATIONS.

         Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely. These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors. There can be no assurance that we will remain a preferred vendor for our existing customers. A decrease in business from or loss of a major customer, such as one customer that accounted for 28.9% and 31.1% of our net sales for the years ended December 31, 2008 and 2007, respectively, could have a material adverse effect on the results of our operations. There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future. If a customer's credit is not approved by the factor or sales to a customer exceed the factor's imposed limits, we could assume the collection risk on sales to the customer.

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

         For the year ended December 31, 2008, three contractors accounted for approximately 35% of our purchases. For the year ended December 31, 2007, four contractors accounted for approximately 52% of our purchases. We do not have long-term contracts with any of our independent contractors, and any of these contractors may unilaterally terminate their relationship with us at any time. While management believes that there exists an adequate supply of contractors to provide products and services to us, to the extent that we are not able to secure or maintain relationships with independent contractors that are able to fulfill our requirements, our business would be harmed.

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

         Our success is largely dependent upon the expertise and knowledge of our Chief Executive Officer, Colin Dyne, whom we rely upon to formulate our business strategy. As a result of the unique skill set and responsibilities of Mr. Dyne, the loss of Mr. Dyne could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our management, including Mr. Dyne.

THE  REQUIREMENTS  OF  THE  SARBANES-OXLEY   ACT,  INCLUDING  SECTION  404,  ARE
BURDENSOME, AND OUR FAILURE TO COMPLY WITH THEM COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS AND STOCK PRICE.

         Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 required us to evaluate and report on our internal control over financial reporting beginning with our annual report on Form 10-KSB for the fiscal year ending December 31, 2007. Currently, our independent registered public accounting firm will be required to annually attest to our evaluation, and issue their own opinion on our internal control over financial reporting beginning with our annual report for the fiscal year ending December 31, 2009. We have prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report. The process of strengthening our internal control over financial reporting and complying with
Section 404 was expensive and time consuming, and required significant management attention. We cannot be certain that the measures we have undertaken will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal control over financial reporting that we will need will become more complex, and significantly more resources will be required to ensure our internal control over financial reporting remains effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors' confidence in our financial statements and harm our stock price. In addition, non-compliance with
Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

                          RISKS RELATED TO OUR INDUSTRY

OUR BUSINESS MAY BE NEGATIVELY IMPACTED BY GENERAL ECONOMIC CONDITIONS AND THE CURRENT GLOBAL FINANCIAL CRISIS.

         Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers and distributors, our largest direct customers. Consumer spending recently has deteriorated significantly and may remain depressed, or be subject to further deterioration for the foreseeable future. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of high-end fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers or maintain or increase our international operations on a profitable basis. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy, including the current recession in the United States.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY AND THE SUCCESS OF OUR BUSINESS DEPENDS ON OUR ABILITY TO OVERCOME A VARIETY OF COMPETITIVE CHALLENGES.

         We operate our business in the premium contemporary segment of the apparel industry. Currently, our competitors include companies and brands such as True Religion, Seven For All Mankind, Diesel, G-Star, Theory, Rock & Republic and Joe's Jeans. We face a variety of competitive challenges including:

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

WE HAVE A LIMITED TRADING VOLUME AND SHARES ELIGIBLE FOR FUTURE SALE BY OUR CURRENT STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

         To date, we have had a very limited trading volume in our common stock. For instance, for the year ended December 31, 2008, approximately 2.5 million shares of our common stock were traded and for the year ended December 31, 2007, approximately 6.1 million shares of our common stock were traded. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

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

         - conditions or trends in our industry or in the economy in general; and

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

         Our officers and directors and their affiliates beneficially own approximately 26.4% of our outstanding voting shares as of March 2, 2009. In addition, Gerard Guez, a relative of our founder and former chief executive officer and director, Daniel Guez, owns approximately 29.7% of our outstanding voting shares. As a result, our officers and directors, and Mr. Guez, are able to exert influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not applicable.

ITEM 2.  PROPERTIES

         We lease our principal executive office space under a lease agreement that expires in March 2012. The facility is approximately 13,000 square feet, and is located in Los Angeles, California. It is from this facility that we conduct all of our executive and administrative functions. We lease 7,500 square feet of warehouse space located in Los Angeles, California, to conduct our design functions and to store our trim and design library under a lease that expires in February 2010. Our finished goods are shipped from third-party warehouses in Commerce, California, and Somerset, New Jersey. Our internet products are shipped from a third-party warehouse in Long Beach, California. We have showrooms located in Los Angeles, New York City and Atlanta. Our William Rast New York City showroom lease expires in April 2009 and our J. Lindeberg New York City showroom lease expires in April 2011. Our Los Angeles showroom lease expires in May 2013 and our Atlanta showroom lease expires in May 2009. The lease agreement for our J. Lindeberg retail store located in New York City expires in June 2010. We believe that the facilities we utilize are well maintained, in good operating condition, and adequate to meet our current and foreseeable needs.

ITEM 3.  LEGAL PROCEEDINGS

         We are subject to certain legal proceedings and claims arising in connection with our business. In the opinion of management, there are currently no claims that will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

         We are not involved in any legal proceedings that require disclosure in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2008.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                            HIGH           LOW        VOLUME
                                            ----           ---        ------
YEAR ENDED DECEMBER 31, 2008
     First Quarter....................      $0.51         $0.35       643,400
     Second Quarter...................      $0.45         $0.30       526,200
     Third Quarter....................      $0.54         $0.26       898,800
     Fourth Quarter...................      $0.42         $0.17       476,400

YEAR ENDED DECEMBER 31, 2007
     First Quarter....................      $1.12         $0.65       406,766
     Second Quarter...................      $0.80         $0.38     4,118,881
     Third Quarter....................      $0.70         $0.29       768,726
     Fourth Quarter...................      $0.50         $0.32       849,800


         On March 27, 2009, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.14 per share. As of March 27, 2009, there were approximately 460 record holders of our common stock. Our transfer agent is Stalt, Inc., Menlo Park, CA.

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

ITEM 6.  SELECTED FINANCIAL DATA

         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with the Consolidated Financial Statements of People's Liberation, Inc. and the "Notes to Consolidated Financial Statements" included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People's Liberation, Inc. for the fiscal years ended December 31, 2008 and 2007. Except for historical information, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

OVERVIEW

         We design, market and sell high-end casual apparel under the brand names "People's Liberation," "William Rast" and, in the United States, "J. Lindeberg." The majority of the merchandise we offer consists of premium denim, knits, wovens, golf wear and outerwear for men and women. In the United States, we distribute our merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus and Fred Segal. We also market and sell J. Lindeberg branded collection and golf apparel through our flagship retail store in New York City and J. Lindeberg golf wear to green grass golf stores and boutiques in the United States. Internationally, in select countries, we sell our William Rast branded apparel products directly and through distributors to better department stores and boutiques throughout the world.

         We commenced our William Rast clothing line in May 2005. Our William Rast clothing line is a collaboration with Justin Timberlake and his childhood friend, Trace Ayala. In addition, our William Rast lifestyle collection is being developed and designed in collaboration with Paris68, the independent design consultancy of Johan and Marcella Lindeberg.

         We began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 in collaboration with J. Lindeberg AB in Sweden. In addition to being sold in the United States through our subsidiary, J. Lindeberg USA, LLC, J. Lindeberg branded high-end men's fashion and premium golf apparel is marketed and sold by J. Lindeberg AB worldwide.

         We commenced our People's Liberation business in July 2004. On December 16, 2008, we entered into an agreement with Charlotte Russe pursuant to which we agreed to exclusively sell to Charlotte Russe, in North America and Central America, People's Liberation(TM) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories. We will cease to sell People's Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009. We will continue to market and sell People's Liberation branded merchandise internationally, with the exception of Central America. Product sales to Charlotte Russe under the terms of this agreement are expected to begin shipping in July 2009.

         We are headquartered in Los Angeles, California, maintain showrooms in New York, Los Angeles and Atlanta, and have sales representatives in Dallas, Texas, and Orlando, Florida.

INTERNATIONAL DISTRIBUTION

         Our William Rast branded apparel products are sold internationally in select countries directly and through distributors to better department stores and boutiques. Our distributors purchase products at a discount for resale in their respective territories and market, sell, warehouse and ship William Rast branded apparel products at their expense. We anticipate growing our international distribution channels across new territories.

MANUFACTURING AND SUPPLY

         We use third party contract manufacturers to produce our People's Liberation and William Rast denim finished goods from facilities located primarily in Los Angeles, California. For the majority of our denim products, we purchase fabric and trim from suppliers who deliver these components directly to us to be cut, sewn, washed and finished by our contract manufacturers. For the majority of our knits and other non-denim products, we source these goods from international suppliers. As our product offerings increase, we intend to expand the number of contract manufacturers we use, both domestically and internationally, to perform some or all of the manufacturing processes required to produce finished products. We currently purchase all of our J. Lindeberg branded apparel products from J. Lindeberg AB, the beneficial owner of 50% of J. Lindeberg USA, LLC. We intend to source our People's Liberation denim and knit products sold to Charlotte Russe under our exclusive distribution agreement from international suppliers of full package goods.

STRUCTURE OF OPERATIONS

         Our wholly-owned subsidiary Versatile Entertainment, Inc. conducts our People's Liberation brand business. Our William Rast brand business is conducted through our wholly-owned subsidiary Bella Rose, LLC. William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose and are each owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC, an entity owned in part by Justin Timberlake. Our J. Lindeberg brand business is conducted through Bella Rose. J. Lindeberg USA, LLC is consolidated under Bella Rose and is owned 50% by Bella Rose and 50% by J. Lindeberg USA, Corp. an entity owned by
J. Lindeberg AB, a Swedish corporation.

RECENT DEVELOPMENT

         On December 16, 2008, we entered into an agreement with Charlotte Russe pursuant to which we agreed to exclusively sell to Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, "Charlotte Russe"), in North America and Central America, People's Liberation(TM) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories. We will continue to design, source, sample, fit and deliver an assortment of finished goods selected by Charlotte Russe and sell such merchandise to Charlotte Russe at wholesale prices. Charlotte Russe has the exclusive right to market, distribute, and sell People's Liberation branded merchandise purchased from us in North America and Central America through Charlotte Russe(TM) branded retail stores and related distribution channels, including outlet locations and direct-to-consumer sales. We will cease to sell People's Liberation branded merchandise in such territories to parties other than Charlotte Russe effective April 30, 2009. We will continue to market and sell People's Liberation branded merchandise internationally, with the exception of Central America. Product sales to Charlotte Russe under the terms of this agreement are expected to begin shipping in July 2009.

         In consideration for the exclusive rights granted to Charlotte Russe under the Agreement, Charlotte Russe has agreed to purchase from us a minimum amount of People's Liberation branded merchandise during each contract year. The aggregate minimum purchase obligation for the period from inception of the Agreement through the end of its initial term on December 31, 2012 is $65 million. The amount of the minimum purchase obligation varies by contract year, and may be less than or greater than $65 million if the Agreement is terminated prior to expiration of the initial term or is renewed for one or more additional renewal periods.

         Effective December 1, 2008, the design services agreement with Paris68 LLC and Johan and Marcella Lindeberg was terminated and the parties are currently negotiating the final terms of a new design consulting agreement. We currently have a verbal agreement with Paris68 LLC and Johan and Marcella Lindeberg which provides for the payment of design fees at a rate of $97,000 per month in addition to travel and other expenses incurred by the design team. As a result of the termination of the design services agreement dated effective
November 15, 2007, prepaid design fees incurred through December 1, 2008 amounting to $1,630,704 were expensed to selling, design and production expense during the fourth quarter of 2008.

         Effective July 1, 2008, our subsidiary, Bella Rose, and J. Lindeberg AB in Sweden entered into an operating agreement and other related agreements for our new subsidiary, J. Lindeberg USA, LLC ("J. Lindeberg USA"). Pursuant to the agreements, J. Lindeberg USA will source, market, and distribute J. Lindeberg branded apparel in the United States on an exclusive basis. The agreements provide that Bella Rose and J. Lindeberg each hold a 50% interest in JLUS with the business of JLUS being operated by us. Under the terms of the agreements, J. Lindeberg AB was required to contribute to JLUS $20,000 in cash as well as certain assets consisting primarily of accounts receivable and inventory. We were required to contribute to JLUS $20,000 in cash and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. The agreements also provide that J. Lindeberg AB will, among other things, make available to JLUS for purchase all new collections of J. Lindeberg branded apparel, and provide for the factory-direct purchase by us of J. Lindeberg branded apparel on terms no less favorable than terms received by J. Lindeberg AB or its affiliates for the same or substantially the same merchandise. In addition, the agreements provide for a license from J. Lindeberg AB to JLUS of the J. Lindeberg(TM) mark and other related marks for use in the United States on an exclusive basis for a period of 25 years. The operating agreement provides that J. Lindeberg AB has the option to purchase our share of JLUS at a negotiated purchase price as outlined in the agreement.

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

         ACCOUNTS RECEIVABLE. Factored accounts receivable balances with recourse, chargeback and other receivables are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management's estimate of the collectability of customer accounts. Factored accounts receivable without recourse are also evaluated on a continual basis and allowances are provided for anticipated returns, discounts and chargebacks based on management's estimate of the collectability of customer accounts and historical return, discount and other chargeback rates. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

         INTANGIBLE ASSETS. Intangible assets are evaluated on a continual basis and impairment adjustments are made based on management's reassessment of the useful lives related to intangible assets with definite useful lives. Intangible assets with indefinite lives are evaluated on a continual basis and impairment adjustments are made based on management's comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Impairment adjustments are made for the difference between the carrying value of the intangible asset and the estimated valuation and charged to operations in the period in which the facts that give rise to the adjustments become known.

         REVENUE RECOGNITION. Wholesale revenue is recognized when merchandise is shipped to a customer, at which point title transfers to the customer, and when collection is reasonably assured. Customers are not given extended terms or dating or return rights without proper prior authorization. Revenue is recorded net of estimated returns, charge backs and markdowns based upon management's estimates and historical experience. Website revenue is recognized when merchandise is shipped to a customer and when collection is reasonably assured. Retail revenue is recognized on the date of purchase from our retail store.

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

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the years indicated as a percentage of revenues.


                                                  YEAR ENDED       YEAR ENDED
                                                 DECEMBER 31,     DECEMBER 31,
                                                     2008             2007
                                                 ------------     ------------

Net sales ..................................            100.0%           100.0%
Cost of goods sold .........................             51.7             51.4
                                                 ------------     ------------
Gross profit ...............................             48.3             48.6
Selling, design and production expense .....             36.6             28.5
General and administrative expense .........             21.1             23.1
                                                 ------------     ------------
Operating loss .............................             (9.4)%           (3.0)%
                                                 ============     ============

         NET SALES

                                            YEARS ENDED
                                            DECEMBER 31,
                                   ----------------------------       PERCENT
                                       2008            2007            CHANGE
                                   ------------    ------------     ------------

Net sales .....................    $ 32,190,093    $ 20,267,377            58.8%


         The increase in net sales for the year ended December 31, 2008 was due primarily to a significant increase in sales volume of our William Rast apparel line and sales of our new product line, J. Lindeberg, offset by a decrease in sales volume of our People's Liberation product line. The increase in net sales also includes a significant increase of approximately $2.7 million in sales volume to our international distributors during the year. We began distributing
J. Lindeberg brand products in the United States on an exclusive basis beginning July 2008. We anticipate that the addition of this new product line will have a significant impact on our future sales.

         On December 16, 2008, we entered into an agreement with Charlotte Russe pursuant to which we agreed to exclusively sell to Charlotte Russe, in North America and Central America, People's Liberation branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories. We will continue to design, source, sample, fit and deliver an assortment of finished goods selected by Charlotte Russe and sell such merchandise to Charlotte Russe at wholesale prices. Charlotte Russe has the exclusive right to market, distribute, and sell People's Liberation branded merchandise purchased from us in North America and Central America through Charlotte Russe(TM) branded retail stores and related distribution channels, including outlet locations and direct-to-consumer sales. We will cease to sell People's Liberation branded merchandise in such territories to parties other than Charlotte Russe effective April 30, 2009. We will continue to market and sell People's Liberation branded merchandise internationally, with the exception of Central America. Product sales to Charlotte Russe under the terms of this agreement are expected to begin shipping in July 2009.

         In consideration for the exclusive rights granted to Charlotte Russe under the Agreement, Charlotte Russe has agreed to purchase from us a minimum amount of People's Liberation branded merchandise during each contract year. The aggregate minimum purchase obligation for the period from inception of the Agreement through the end of its initial term on December 31, 2012 is $65 million. The amount of the minimum purchase obligation varies by contract year, and may be less than or greater than $65 million if the Agreement is terminated prior to expiration of the initial term or is renewed for one or more additional renewal periods.

         GROSS PROFIT

                                            YEARS ENDED
                                            DECEMBER 31,
                                   ----------------------------       PERCENT
                                       2008            2007            CHANGE
                                   ------------    ------------     ------------

Gross profit ..................    $ 15,547,678    $  9,858,218            57.7%

         Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight, duty and overhead expenses. Overhead expenses primarily consist of third party warehouse and shipping costs. Our gross margin decreased slightly to 48.3% for the year ended December 31, 2008 from 48.6% for the year ended December 31, 2007. The decrease in gross profit as a percentage of net sales was due to increased sales to our international distributors at a reduced margin and increased off-price sales, offset by additional sales of J. Lindeberg brand products with higher gross margins.

         SELLING, DESIGN AND PRODUCTION EXPENSES

                                            YEARS ENDED
                                            DECEMBER 31,
                                   ----------------------------       PERCENT
                                       2008            2007            CHANGE
                                   ------------    ------------     ------------

Selling, design and production
   expense ....................    $ 11,784,062    $  5,791,072           103.5%

         Selling, design and production expense for the years ended December 31, 2008 and 2007 primarily related to tradeshow, salaries, design fee payments, advertising, marketing and promotion, samples, travel and showroom expenses. As a percentage of net sales, selling, design and production expense increased to 36.6% for the year ended December 31, 2008 compared to 28.5% for the year ended December 31, 2007. The increase in selling, design and production expense for the year ended December 31, 2008 is attributable to our increased promotion and marketing of our brands, including our William Rast apparel collection designed by Paris68 and Johan and Marcella Lindeberg, the sponsorship of an Indy car bearing the William Rast brand name, our William Rast fashion show and the launch of our William Rast video and marketing campaign featuring Justin Timberlake as William Rast. The increase in expenses during the year ended December 31, 2008 was also due to the hiring of additional salaried sales staff in Los Angeles and New York, offset by a reduction in sales commissions during the period. We also incurred additional design fees and sample costs for our William Rast apparel line, including our William Rast apparel collection designed by Paris68 and Johan and Marcella Lindeberg, and our new J. Lindeberg apparel line. Effective December 1, 2008, the design services agreement entered into effective November 15, 2007 with Paris68 LLC and Johan and Marcella Lindeberg was terminated and the parties are currently negotiating the final terms of a new design consulting arrangement. As a result of the termination of the design services agreement dated effective November 15, 2007, prepaid design fees incurred through December 1, 2008 amounting to approximately $1.6 million were expensed in selling, design and production expense during the fourth quarter of 2008. Total design fees paid to Paris68 pursuant to the contract from November 15, 2007 through November 30, 2008 amounted to $2.3 million, including the $1.6 million expensed in the fourth quarter of 2008. The new design consulting arrangement will provide for a reduction in the fees paid for services and a reduction in the percentage of royalty payments due under the prior agreement.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                            YEARS ENDED
                                            DECEMBER 31,
                                   ----------------------------       PERCENT
                                       2008            2007            CHANGE
                                   ------------    ------------     ------------

General and administrative
   expenses ...................    $  6,796,234    $  4,681,425            45.2%


         General and administrative expenses for the years ended December 31, 2008 and 2007 primarily related to salaries, professional fees, facility costs, travel and entertainment, depreciation and amortization expense, and other general corporate expenses. As a percentage of net sales, general and administrative expenses decreased to 21.1% for the year ended December 31, 2008 compared to 23.1% for the year ended December 31, 2007. The increase in general and administrative expenses during the year ended December 31, 2008 was due primarily to increased professional fees related to the acquisition of our J. Lindeberg branded apparel line, rent related to our J. Lindeberg retail store and showroom in New York City, increased factor fees, travel and entertainment costs, bank charges, depreciation and amortization, loss on disposal of leaseholds and other fixed assets related to the relocation of our corporate office, and a net increase in officers' salaries. The decrease in general and administrative expenses as a percentage of sales for the year ended December 31, 2008 was a result of net sales increasing more rapidly than general and administrative expenses during the year.

         INTEREST EXPENSE, NET

                                            YEARS ENDED
                                            DECEMBER 31,
                                   ----------------------------       PERCENT
                                       2008            2007            CHANGE
                                   ------------    ------------     ------------

Interest expense, net .........    $    141,844    $     80,706            75.8%


         Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories. Maximum borrowings under our People's Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory. Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our
J. Lindeberg facility are not to exceed $1.5 million. Outstanding borrowings, net of matured funds, under our factoring arrangements amounted to approximately $3.5 million and $649,000 at December 31, 2008 and 2007, respectively. The increase in interest expense is due to the increased borrowing under our factoring arrangements during the year ended December 31, 2008.

         (BENEFIT) PROVISION FOR INCOME TAXES

                                            YEARS ENDED
                                            DECEMBER 31,
                                   ----------------------------       PERCENT
                                       2008            2007            CHANGE
                                   ------------    ------------     ------------

(Benefit) provision for income
   taxes ......................    $   (35,250)    $    80,939          (143.6)%


         The current provision for income taxes for the years ended December 31, 2008 and 2007 represents minimum tax payments due for state purposes, including gross receipts tax on sales generated by our limited liability companies, William Rast Sourcing, LLC and J. Lindeberg USA, LLC. Also included in the current provision for income taxes for the year ended December 31, 2007 is the write-down of refundable income taxes to the amount recovered and additional expense related to the under accrual of the prior year's income taxes. A provision for Federal income taxes has not been recorded for the years ended December 31, 2008 and 2007, as we had net losses during the years. The deferred tax assets at December 31, 2008 and 2007 represent the amounts that management believes are more likely than not to be realized. As of December 31, 2008, a valuation allowance has been provided for our deferred income tax assets related to net operating loss carryforwards, bad debt and other reserves. As of December 31, 2008, total net operating losses available to carry forward to future periods amounted to approximately $4.5 million. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses and other deferred tax assets.

         MINORITY INTEREST

                                            YEARS ENDED
                                            DECEMBER 31,
                                   ----------------------------       PERCENT
                                       2008            2007            CHANGE
                                   ------------    ------------     ------------

Minority interest...........       $  1,337,317    $    113,017          *
* not meaningful

         Minority interest recorded for the year ended December 31, 2008 represents minimum distributions accrued for the calendar quarters ended December 31, 2008 due to William Rast Enterprises, a member of William Rast Sourcing, and profit allocations due to J. Lindeberg USA, Corp., a member of J. Lindeberg USA, LLC. Minority interest recorded for the year ended December 31, 2007 represents distributions for the calendar quarter ended March 31, 2007 due to William Rast Enterprises. Effective January 1, 2007, William Rast Sourcing was to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% of applicable net sales generated by William Rast Sourcing during the quarterly periods. On November 9, 2007, the limited liability company operating agreement of William Rast Sourcing, LLC was further amended to reflect a modification of the distributions to William Rast Enterprises. For the calendar quarters ending June 30, 2007, September 30, 2007 and December 31, 2007, all cash distributions William Rast Sourcing, LLC was required to pay to William Rast Enterprises pursuant to the amended and restated operating agreement were not paid or accrued for future payment with respect to such calendar quarters. Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in the consolidated financial statements of the Company. Profit and loss allocations to its member, J. Lindeberg USA, Corp., are recorded as minority interest in the consolidated financial statements of the Company.

         NET LOSS

                                            YEARS ENDED
                                            DECEMBER 31,
                                   ----------------------------       PERCENT
                                       2008            2007            CHANGE
                                   ------------    ------------     ------------

Net loss.......................    $ (4,460,257)   $   (768,497)          480.4%


         The increase in net loss during the year ended December 31, 2008 compared to the year ended December 31, 2007 is due primarily to increased operating expenses incurred during the year and increased minority interest, offset by increased net sales and gross profit, as discussed above.

RELATED PARTY TRANSACTIONS

         See "Certain Relationships and Related Transactions, and Director Independence" included under Item 13 of this report.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2008, we had cash and cash equivalents of approximately $1.9 million, a working capital balance of approximately $1.6 million, and approximately $895,000 of availability from our factor. As of December 31, 2008, advances from our factor totaled approximately $3.5 million. As of December 31, 2007, we had cash and cash equivalents of approximately $363,000, a working capital balance of approximately $4.3 million, and approximately $2.8 million of availability from our factor. As of December 31, 2007, advances from our factor totaled approximately $649,000. Pursuant to a private placement transaction with various investors that closed on September 28, 2007 and November 2, 2007, we sold shares of our common stock and received approximately $483,000 in net proceeds after legal and other expenses, including approximately $13,000 in legal and accounting fees incurred in 2008 related to the registration of the shares.

         We are currently evaluating various financing strategies to be used to expand our business and fund future growth. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and pursuant to our factoring arrangements, including availability under our inventory facilities, should be sufficient to fund our minimum working capital and capital expenditure needs for the next twelve months under our current operating strategy. We anticipate that the advance payments we will receive under our distribution agreement with Charlotte Russe should be adequate to fund our working capital shortages, if any. The aggregate minimum purchase obligation under our distribution agreement with Charlotte Russe for the period from inception of the agreement through the end of its initial term on December 31, 2012 is $65 million. The amount of the minimum purchase obligation varies by contract year, and may be less than or greater than $65 million if the Agreement is terminated prior to expiration of the initial term or is renewed for one or more additional renewal periods. The extent of our future capital requirements will depend on many factors, including our results of operations. If our cash from operations is less than anticipated or our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional brands, we may need to raise additional debt or equity financing within the next twelve months. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. Pursuant to the operating agreement we entered into with J. Lindeberg USA Corp and J. Lindeberg AB, we contributed $20,000 in cash to our 50% owned subsidiary, J. Lindeberg USA, LLC, and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. Our J. Lindeberg USA, LLC, factoring agreements currently provide for corporate guaranties from our related entities, People's Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc. At this point in time, the cash amount in excess of $20,000 that we may be required to contribute to J. Lindeberg USA, LLC, if any, is uncertain and our future cash position may be adversely impacted. Notwithstanding the foregoing, although we currently do not have any material commitments for capital expenditures, we have contractual obligations that may reduce our working capital in the future.

     CASH FLOWS

         We currently satisfy our working capital requirements primarily through borrowings from our factor and cash flows generated from operations. Cash flows from operating, financing and investing activities for the years ended December 31, 2008 and 2007 are summarized in the following table:

                                                         YEARS ENDED
                                                         DECEMBER 31,
                                               --------------------------------
                                                   2008                 2007
                                               -----------          -----------

Operating activities .................         $ 2,366,047          $   153,418
Investing activities .................            (846,781)            (349,290)
Financing activities .................               6,947              495,988
                                               -----------          -----------
   Net increase in cash ..............         $ 1,526,213          $   300,116
                                               ===========          ===========


         CASH PROVIDED BY OPERATING ACTIVITIES

         Net cash provided by operating activities was approximately $2,366,000 and $153,000 for the years ended December 31, 2008 and 2007, respectively. Although we experienced a net loss of $4.5 million during our fiscal year ended December 31, 2008, cash provided from operating activities was positive primarily as a result of decreased receivables and inventories, the receipt of a $1 million deposit from Charlotte Russe in December 2008 upon execution of the distribution agreement, and increased payables, including minority interest payable, accounts payable and accrued expenses. In 2007, although we had a net loss of $768,000, our cash provided by operating activities was $153,000 as a result of decreased receivables, increased accounts payable and accrued expenses, and non-cash stock based compensation expenses, offset by increased inventories and other assets.

         Going forward, we believe that we will continue to generate positive cash flow from our operating activities, in part because of our distribution agreement with Charlotte Russe. In consideration for the exclusive rights granted to Charlotte Russe under the distribution agreement, Charlotte Russe has agreed to purchase from us a minimum amount of People's Liberation branded merchandise during each contract year. The aggregate minimum purchase obligation for the period from inception of the agreement through the end of its initial term on December 31, 2012 is $65 million. The amount of the minimum purchase obligation varies by contract year, and may be less than or greater than $65 million if the Agreement is terminated prior to expiration of the initial term or is renewed for one or more additional renewal periods.

         CASH USED IN INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $847,000 and $349,000 for the years ended December 31, 2008 and 2007, respectively. Net cash used in investing activities for the year ended December 31, 2008 consisted of capital expenditures primarily for property and equipment and trademark costs. Net cash used in investing activities for the year ended December 31, 2007 consisted of capital expenditures primarily for computer equipment and software and trademark costs.

         CASH PROVIDED BY FINANCING ACTIVITIES

         Net cash provided by financing activities for the years ended December 31, 2008 and 2007 amounted to approximately $7,000 and $496,000, respectively. Cash provided by financing activities for the year ended December 31, 2008 reflects the capital investment of $20,000 received from J. Lindeberg AB, offset by approximately $13,000 in legal and accounting fees incurred in 2008 related to the registration of the 2007 private placement shares. Effective July 1, 2008, approximately $2.2 million of net assets were received into our newly formed subsidiary, J. Lindeberg USA, LLC in addition to $40,000 cash received from its members. This is presented as a non-cash financing activity in our statement of cash flows for the year ended December 31, 2008. Cash provided by financing activities for the year ended December 31, 2007 amounted to approximately $496,000 and reflects proceeds from a private placement of our common stock. On September 28, 2007 and November 2, 2007, we sold shares of our common stock and received approximately $483,000 in net proceeds after legal and other expenses pursuant to a private placement transaction with various investors, including approximately $13,000 in legal and accounting fees incurred in 2008 related to the registration of the shares.

     FACTORING AGREEMENTS

         Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable and 50% of our eligible inventory. Maximum borrowings under our People's Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory. Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility are not to exceed $1.5 million. Interest is charged at prime plus 1%. As of December 31, 2008 and 2007, total factored accounts receivable included in due (to) from factor amounted to approximately $4,116,000 and $2,552,000, respectively. Outstanding advances amounted to approximately $3,520,000 and $649,000 as of December 31, 2008 and 2007, respectively, and are included in the due (to) from factor balance.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at December 31, 2008 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

                                                   Payments Due by Period
                              --------------------------------------------------------------
                                            Less than       1-3          4-5        After
  Contractual Obligations        Total       1 Year        Years        Years      5 Years
---------------------------   ----------   ----------   ----------   ----------   ----------
Operating leases ..........   $2,780,327   $1,085,277   $1,653,110   $   41,940   $     --
Design consulting agreement      388,000      388,000         --           --           --
                              ----------   ----------   ----------   ----------   ----------
    Total .................   $3,168,327   $1,473,277   $1,653,110   $   41,940   $     --
                              ==========   ==========   ==========   ==========   ==========

         Effective December 1, 2008, the design services agreement with Paris68 LLC and Johan and Marcella Lindeberg was terminated and the parties are currently negotiating the final terms of a new design consulting agreement. We currently have a verbal agreement with Paris68 LLC and Johan and Marcella Lindeberg which provides for the payment of design fees at a rate of $97,000 per month in addition to travel and other expenses incurred by the design team.

         At December 31, 2008 and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         Factored accounts receivable may subject us to off-balance sheet risk. We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes, other customer claims and invoices that are not credit approved by the factor. From time to time, our factor also issues letters of credit and vendor guarantees on our behalf. Outstanding letters of credit and vendor guarantees totaled approximately $91,000 as of December 31, 2008. There were no outstanding letters of credit or vendor guarantees as of December 31, 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

AUDITED FINANCIAL STATEMENTS:

   Reports of Independent Registered Public Accounting Firms .............    29

   Consolidated Balance Sheets at December 31, 2008 and 2007 .............    31

   Consolidated Statements of Operations for the Years Ended
      December 31, 2008 and 2007 .........................................    32

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2008 and 2007 .........................................    33

   Consolidated Statement of Changes in Stockholders' Equity from
      January 1, 2007 to December 31, 2008 ...............................    34

   Notes to the Consolidated Financial Statements ........................    35

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders:
People's Liberation, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheet of People's Liberation, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of People's Liberation, Inc. and Subsidiaries, as of December 31, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP
-------------------------------
Sherman Oaks, California
March 27, 2009

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders:
People's Liberation, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheet of People's Liberation, Inc. and Subsidiaries (the "Company") as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of People's Liberation, Inc. and Subsidiaries, as of December 31, 2007 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grobstein, Horwath & Company LLP
------------------------------------
Sherman Oaks, California
March 20, 2008

                            PEOPLE'S LIBERATION, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,    December 31,
                                                         2008            2007
                                                     ------------    ------------
                     Assets
Current Assets:
   Cash and cash equivalents .....................   $  1,888,718    $    362,505
   Due from factor ...............................           --         1,517,029
   Accounts receivable, net of allowance for
     doubtful accounts ...........................      1,307,922       1,029,510
   Inventories ...................................      4,925,438       3,833,170
   Refundable income taxes .......................           --            11,500
   Prepaid expenses and other current assets .....        247,672         196,730
   Deferred income taxes .........................           --            38,000
                                                     ------------    ------------
     Total current assets ........................      8,369,750       6,988,444

Property and equipment, net of accumulated
   depreciation and amortization .................        837,351         612,264
Trademarks, net of accumulated amortization ......        600,609         363,359
Intangible asset .................................        428,572         428,572
Other assets .....................................        444,266         265,020
                                                     ------------    ------------
Total assets .....................................   $ 10,680,548    $  8,657,659
                                                     ============    ============

      Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses .........   $  3,801,080    $  2,628,906
   Due to factor .................................        170,369            --
   Customer deposit ..............................      1,000,000            --
   Minority interest payable .....................      1,326,293            --
   Due to member .................................        427,623            --
   Income taxes payable ..........................         17,789          13,390
                                                     ------------    ------------
     Total current liabilities ...................      6,743,154       2,642,296

Deferred tax liabilities .........................           --            93,000
                                                     ------------    ------------
     Total liabilities ...........................      6,743,154       2,735,296
                                                     ------------    ------------

Commitments and contingencies

Minority interest ................................      2,298,583            --

Stockholders' equity:
   Common stock, $0.001 par value, 150,000,000
     shares authorized; 36,002,563 shares issued
     and outstanding at December 31, 2008 and 2007         36,002          36,002
   Additional paid-in capital ....................      7,951,960       7,775,255
   Accumulated Deficit ...........................     (6,349,151)     (1,888,894)
                                                     ------------    ------------
Total stockholders' equity .......................      1,638,811       5,922,363
                                                     ------------    ------------
Total liabilities and stockholders' equity .......   $ 10,680,548    $  8,657,659
                                                     ============    ============


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                   ----------------------------
                                                       2008            2007
                                                   ------------    ------------

Net sales ......................................   $ 32,190,093    $ 20,267,377
Cost of goods sold .............................     16,642,415      10,409,159
                                                   ------------    ------------
  Gross profit .................................     15,547,678       9,858,218
                                                   ------------    ------------

Selling, design and production expenses ........     11,784,062       5,791,072
General and administrative .....................      6,796,234       4,681,425
                                                   ------------    ------------

  Total operating expenses .....................     18,580,296      10,472,497
                                                   ------------    ------------

Loss from operations ...........................     (3,032,618)       (614,279)

Interest expense, net ..........................        141,844          80,706
Other income ...................................        (16,272)       (120,444)
                                                   ------------    ------------
  Total other expense (income) .................        125,572         (39,738)
                                                   ------------    ------------

Loss before income taxes and minority interest .     (3,158,190)       (574,541)

(Benefit) provision for income taxes ...........        (35,250)         80,939
                                                   ------------    ------------
Loss before minority interest ..................     (3,122,940)       (655,480)
                                                   ------------    ------------

Minority interest ..............................      1,337,317         113,017
                                                   ------------    ------------

Net loss .......................................   $ (4,460,257)   $   (768,497)
                                                   ============    ============

Basic and diluted weighted average loss per
  common share .................................   $      (0.12)   $      (0.02)
                                                   ============    ============

Basic and diluted weighted average common
  shares outstanding ...........................     36,002,563      35,200,207
                                                   ============    ============


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year Ended December 31,
                                                                           ----------------------------
                                                                                2008            2007
                                                                           ------------    ------------
Cash flows from operating activities:
  Net loss .............................................................   $ (4,460,257)   $   (768,497)
  Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization .....................................        291,297         170,791
     Allowance for doubtful accounts ...................................        150,000          18,000
     Deferred income taxes .............................................        (55,000)         46,000
     Impairment of long-lived asset ....................................           --             7,955
     Stock based compensation ..........................................        183,058         261,133
     Warrants issued for services ......................................          6,700          27,000
       Minority interest ...............................................         11,023            --
       Loss on disposal of fixed assets ................................        143,148            --
     Changes in operating assets and liabilities:
       Receivables .....................................................      1,985,177       1,226,118
       Inventories .....................................................        399,101        (986,989)
       Refundable income taxes .........................................         11,500           5,000
       Prepaid expenses and other current assets .......................        (50,942)          5,756
       Other assets ....................................................        205,894        (200,050)
       Accounts payable and accrued expenses ...........................      1,172,173         331,011
           Customer deposit ............................................      1,000,000            --
           Minority interest payable ...................................      1,326,293            --
           Due to member ...............................................         42,483            --
       Income taxes payable ............................................          4,399          10,190
                                                                           ------------    ------------
         Net cash flows provided by operating activities ...............      2,366,047         153,418
                                                                           ------------    ------------

Cash flows from investing activities:
  Acquisition of trademarks ............................................       (270,999)       (164,220)
  Acquisition of property and equipment ................................       (575,782)       (185,070)
                                                                           ------------    ------------
             Net cash flows used in investing activities ...............       (846,781)       (349,290)
                                                                           ------------    ------------

Cash flows from financing activities:
   Capital investment received from minority interest member ...........         20,000            --
  Net proceeds from private placement of common stock ..................        (13,053)        495,988
                                                                           ------------    ------------
               Net cash flows provided by financing activities .........          6,947         495,988
                                                                           ------------    ------------

Net increase in cash and cash equivalents ..............................      1,526,213         300,116
Cash and cash equivalents, beginning of year ...........................        362,505          62,389
                                                                           ------------    ------------
Cash and cash equivalents, end of year .................................   $  1,888,718    $    362,505
                                                                           ============    ============

Supplemental disclosures of cash flow information: Cash paid (received)
during The year for:
  Interest .............................................................   $    144,064    $     80,717
  Income taxes paid ....................................................         18,222          19,749
  Income taxes received ................................................        (14,578)           --
  Non-cash financing transactions:
       Warrant issued in exchange for services .........................           --            62,000
       Net assets and liabilities received in acquisition of subsidiary:
          Receivables ..................................................        726,191            --
          Inventory ....................................................      1,491,369            --
          Property and equipment .......................................         50,000            --
          Deposits .....................................................        385,140            --
          Due to member ................................................       (385,140)           --
       Minority interest, net of cash received from member .............     (2,267,560)           --


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                                                 Common Stock          Additional
                                          -------------------------     Paid-in      Accumulated
                                             Shares        Amount       Capital        Deficit         Total
                                          -----------   -----------   -----------    -----------    -----------
Balance at January 1, 2007 ............    34,942,563   $    34,942   $ 6,930,194    $(1,120,397)   $ 5,844,739

Private placement of common stock .....     1,060,000         1,060       494,928           --          495,988

Warrants issued for services ..........          --            --          89,000           --           89,000

Stock based compensation ..............          --            --         261,133           --          261,133

Net loss ..............................          --            --            --         (768,497)      (768,497)
                                          -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2007 ..........    36,002,563        36,002     7,775,255     (1,888,894)     5,922,363

Professional fees related to the
   registration of the shares issued in
   the 2007 private placement of common
   stock ..............................          --            --         (13,053)          --          (13,053)

Warrants issued for services ..........          --            --           6,700           --            6,700

Stock based compensation ..............          --            --         183,058           --          183,058

Net loss ..............................          --            --            --       (4,460,257)    (4,460,257)
                                          -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2008 ..........    36,002,563   $    36,002   $ 7,951,960    $(6,349,151)   $ 1,638,811
                                          ===========   ===========   ===========    ===========    ===========


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

ORGANIZATION

         People's Liberation, Inc. is the parent holding company of Versatile Entertainment, Inc. ("Versatile"), a California corporation established in April of 2001, and Bella Rose, LLC ("Bella Rose"), a California limited liability company established in May 2005, both of which were consolidated on November 22, 2005 and became wholly-owned subsidiaries of the Company on the effective date of the Company's exchange transaction. William Rast Sourcing, LLC ("William Rast Sourcing") and William Rast Licensing, LLC ("William Rast Licensing"), both California limited liability companies, were formed effective October 1, 2006 and are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC ("WRE"), an entity owned in part by Justin Timberlake. J. Lindeberg USA, LLC ("J. Lindeberg USA"), a California limited liability company, was formed effective July 1, 2008 and is owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp., a New York corporation and an entity owned by J. Lindeberg AB, a Swedish corporation (collectively "Lindeberg Sweden").

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

         Bella Rose commenced operations of its William Rast clothing line in May 2005. Bella Rose began shipping products under the William Rast brand name in the fourth quarter of 2005. Under an apparel brand agreement with WRE, Bella Rose had the exclusive rights to manufacture clothing and accessories under the William Rast trade name. Under long-form definitive agreements entered into

                            PEOPLE'S LIBERATION, INC.

effective October 1, 2006, which superseded the apparel brand agreement, two new entities were formed, William Rast Sourcing and William Rast Licensing. All assets and liabilities of the Bella Rose business were transferred to William Rast Sourcing effective October 1, 2006. William Rast Sourcing has the exclusive rights to manufacture clothing with the William Rast brand name. The William Rast trademarks were transferred to William Rast Licensing effective October 1, 2006 and William Rast Licensing has the exclusive rights to promote and license the William Rast brand.

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

         Effective July 1, 2008, Bella Rose and Lindeberg Sweden entered into an operating agreement and other related agreements for J. Lindeberg USA. Pursuant to the agreements, J. Lindeberg USA has the rights to source, market, and distribute J. Lindeberg(TM) branded apparel in the United States on an exclusive basis. The agreements provide that Bella Rose and Lindeberg Sweden each hold a 50% interest in J. Lindeberg USA with the business of J. Lindeberg USA being operated by Bella Rose. Bella Rose has management control over J. Lindeberg USA and therefore, beginning July 1, 2008, the operations of J. Lindeberg USA are included in the consolidated financial statements of the Company. Profit and loss allocations to Lindeberg Sweden will be recorded as a minority interest in the consolidated financial statements of the Company.

NATURE OF OPERATIONS

         The Company markets and sells high-end casual apparel under the brand names "People's Liberation," "William Rast" and, in the United States, "J. Lindeberg," through Versatile and Bella Rose, its wholly owned subsidiaries, and through Bella Rose's 50% owned subsidiaries, William Rast Sourcing, William Rast Licensing and J. Lindeberg USA. The majority of the merchandise the companies offer consists of premium denim, knits, wovens, golf wear and outerwear for men and women. In the United States, Versatile, William Rast Sourcing and J. Lindeberg USA distribute their merchandise to boutiques, specialty stores and better department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus and Fred Segal. The Company also markets and sells J. Lindeberg branded collection and golf apparel through its flagship retail store in New York City and J. Lindeberg golf wear to green grass golf stores and boutiques in the United States. Internationally, in select countries, William Rast Sourcing sells its products directly and through distributors to better department stores and boutiques throughout the world.

         The Company commenced its William Rast clothing line in May 2005. The Company's William Rast clothing line is a collaboration with Justin Timberlake and his childhood friend, Trace Ayala. In addition, the Company's William Rast lifestyle collection is being developed and designed in collaboration with Paris68, the independent design consultancy of Johan and Marcella Lindeberg.

         The Company began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 in collaboration with Lindeberg Sweden. In addition to being sold in the United States through J. Lindeberg USA, J. Lindeberg branded high-end men's fashion and premium golf apparel is marketed and sold by Lindeberg Sweden worldwide.

                            PEOPLE'S LIBERATION, INC.

         The Company commenced its People's Liberation business in July 2004. On December 16, 2008, the Company entered into an agreement with Charlotte Russe pursuant to which it agreed to exclusively sell to Charlotte Russe, in North America and Central America, People's Liberation(TM) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories. The Company will cease to sell People's Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009. The Company will continue to market and sell People's Liberation branded merchandise internationally, with the exception of Central America. Sales to Charlotte Russe under the terms of this agreement are expected to begin in July 2009.

         The Company is headquartered in Los Angeles, California, maintains showrooms in New York, Los Angeles and Atlanta, and has sales representatives in Dallas, Texas, and Orlando, Florida.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accounts of Versatile, Bella Rose, William Rast Sourcing, William Rast Licensing and J. Lindeberg USA have been consolidated for financial statement presentation. All significant inter-company accounts and transactions have been eliminated in the consolidation.

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The significant assets and liabilities that require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements included inventories, accounts receivable and due (to) from factor, intangible assets, deferred taxes, stock based compensation and accrued expenses.

REVENUE RECOGNITION

         The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, as amended by SAB No. 104. Wholesale revenue is recognized when merchandise is shipped to a customer, at which point title transfers to the customer, and when collection is reasonably assured. Customers are not given extended terms or dating or return rights without proper prior authorization. Revenue is recorded net of estimated returns, charge backs and markdowns based upon management's estimates and historical experience. Website revenue is recognized when merchandise is shipped to a customer and when collection is reasonably assured. Retail revenue is recognized on the date of purchase from the Company's retail store.

                            PEOPLE'S LIBERATION, INC.

COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There were no material other comprehensive income items for the years ended December 31, 2008 and 2007.

SEGMENT REPORTING

         The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate. The Company believes that it operates within one segment as there is not enough difference between the types of products developed and distributed by the Company to justify segmented reporting by product type. Management decisions regarding the allocation of resources and the assessment of performance are made on a company-wide basis and are not specific to the type of product. The Company's operations include wholesale sales and retail sales of similar product categories. At this time, the Company's retail operations are not significant enough to require separate disclosure in the consolidated financial statements. See Note 21 for disclosure regarding geographic regions.

ADVERTISING

         Advertising costs are charged to expense as of the first date the advertisements take place. Advertising expenses included in selling expenses approximated $1,813,000 and $342,000 for the years ended December 31, 2008 and 2007, respectively.

INVENTORIES

         Inventories, consisting of piece goods and trim, work-in-process and finished goods, are stated at the lower of cost (first-in, first-out method) or market value. Inventories are evaluated for obsolescence and slow-moving items based on management's analysis of sales levels, sales projections and inventory levels.

STOCK-BASED COMPENSATION

         The Company recognizes compensation costs relating to share-based payment transactions in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), SHARE-BASED PAYMENT, and has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 14 for disclosures regarding stock-based compensation.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Upon retirement or other disposition of property and equipment, applicable cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are included in results of operations.

                            PEOPLE'S LIBERATION, INC.

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

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

         Long-lived assets, including trademarks and operational control rights related to William Rast Sourcing and William Rast Licensing, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairment losses related to intangible assets recorded for the year ended December 31, 2008. For the year ended December 31, 2007, the Company recorded an impairment loss of $7,955 related to trade names the Company was no longer using. The impairment loss was charged to general and administrative expense.

INCOME TAXES

         Bella Rose, William Rast Sourcing, William Rast Licensing and J. Lindeberg USA are limited liability companies and are subject to California minimum tax of $800 and a fee based on total annual revenue. The earnings of a limited liability company are reported individually by its members.

         On November 22, 2005, People's Liberation, Inc. (formerly Century Pacific Financial Corporation) acquired all of the outstanding voting securities of Bella Rose and Versatile, each of which became a wholly-owned subsidiary of the Company. As a result, Versatile and Bella Rose (including its 50% owned subsidiaries, William Rast Sourcing, William Rast Licensing and J. Lindeberg
USA) are consolidated and income taxes are reported by the parent, People's Liberation, Inc. Taxes are calculated on a consolidated basis at C-Corporation income tax rates.

         Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities are adjusted for income tax rate changes.

                            PEOPLE'S LIBERATION, INC.

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

         The Company files U.S. Federal tax returns, California, New York, Georgia and Texas franchise tax returns and anticipates filing New Jersey franchise tax returns. For the U.S. Federal return, all periods are subject to tax examination by the U.S. Internal Revenue Service ("IRS"). The Company does not currently have any ongoing tax examinations with the IRS. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the years ended December 31, 2008 and 2007. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48 and does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

          Income taxes are further described in Note 15.

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

         The Company's cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit. In assessing the risk, the Company's policy is to maintain cash balances with high quality financial institutions.

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

                            PEOPLE'S LIBERATION, INC.

ACCOUNTS RECEIVABLE - ALLOWANCE FOR RETURNS, DISCOUNTS AND BAD DEBTS

         The Company evaluates the collectability of accounts receivable and charge backs (disputes from customers) based upon a combination of factors. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations (such as in the case of bankruptcy filings or substantial downgrading by credit sources), a specific allowance for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected. For all other customers, the Company recognizes an allowance for bad debts and uncollectible charge backs based on its historical collection experience. If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer's ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due could be reduced by a material amount.

SHIPPING AND HANDLING COSTS

         The Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of sales. Total shipping and handling costs included as a component of revenue for the years ended December 31, 2008 and 2007 amounted to approximately $334,000 and $195,000, respectively. Total shipping and handling costs included as a component of cost of sales amounted to approximately $957,000 and $506,000 for the years ended December 31, 2008 and 2007, respectively.

CLASSIFICATION OF EXPENSES

         COST OF GOODS SOLD - Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight, duty and overhead expenses. Overhead expenses primarily consist of third party warehouse and shipping costs.

         SELLING, DESIGN AND PRODUCTION EXPENSE - Selling, design and production expense primarily includes tradeshows, salaries, advertising, marketing and promotion, design fee payments, samples, travel and showroom expenses.

         GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses primarily include salaries, professional fees, facility costs, travel and entertainment, depreciation and amortization expense, and other general corporate expenses.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

                            PEOPLE'S LIBERATION, INC.

FAIR VALUE OF FINANCIAL INFORMATION

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. ACCOUNTS RECEIVABLE AND DUE (TO) FROM FACTOR: Due to the short-term nature of the receivables, the fair value approximates the carrying value. ACCOUNTS PAYABLE AND ACCRUED EXPENSES AND CUSTOMER DEPOSIT: Due to the short-term nature of the payables, the fair value approximates the carrying value.

         The Company adopted Statement of Financial Accounting Standards ("SFAS") 157 "FAIR VALUE MEASUREMENTS" and SFAS 159 "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES" on January 1, 2008. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

         o Level I - Quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level I inputs include active exchange-traded securities and exchange-based derivatives.

         o Level II - Inputs other than quoted prices included within Level I that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level II inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

         o Level III - Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level III inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

         SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The Company determined that as of December 31, 2008, there were no significant financial instruments that required fair value measurement pursuant to SFAS 157 or SFAS 159.

NOTE 3 - EARNINGS PER SHARE

         The Company computes and presents earnings per share in accordance with SFAS No. 128, "EARNINGS PER SHARE". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the year.

         Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,716,000 shares of common stock at an exercise prices ranging from $0.30 to $1.25 per share were outstanding as of December 31, 2008, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

         Warrants representing 3,525,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,416,000 shares of common stock at exercise prices ranging from $0.31 to $1.25 per share were outstanding as of December 31, 2007, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

                            PEOPLE'S LIBERATION, INC.

         The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

                                                LOSS           SHARES       PER SHARE
YEAR ENDED DECEMBER 31, 2008:                (NUMERATOR)   (DENOMINATOR)     AMOUNT
----------------------------                 -----------    -----------   -----------
Basic loss per share:
Net loss .................................   $(4,460,257)    36,002,563   $     (0.12)

Effect of Dilutive Securities:
Options ..................................          --             --            --
Warrants .................................          --             --            --
                                             -----------    -----------   -----------
Loss available to common stockholders ....   $(4,460,257)    36,002,563   $     (0.12)
                                             ===========    ===========   ===========


YEAR ENDED DECEMBER 31, 2007:
----------------------------
Basic loss per share:
Net loss .................................   $  (768,497)    35,200,207   $     (0.02)

Effect of Dilutive Securities:
Options ..................................          --             --            --
Warrants .................................          --             --            --
                                             -----------    -----------   -----------
Loss available to common stockholders ....   $  (768,497)    35,200,207   $     (0.02)
                                             ===========    ===========   ===========


NOTE 4 - DUE (TO) FROM FACTOR

         The Company uses a factor for working capital and credit administration purposes. Under the factoring agreements, the factor purchases a substantial portion of the Company's trade accounts receivable and assumes credit risk with respect to certain accounts.

         The factor agreements provide that the Company can borrow an amount up to 85% of the value of its approved factored customer invoices. The Company can also borrow up to 50% of its eligible inventory (as defined in the agreements). Maximum borrowings under the Company's People's Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory. Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to the Company's J. Lindeberg facility are not to exceed $1.5 million. The factor commission is 0.8% of the customer invoice amount for terms up to 60 days, plus one quarter of one percent (.25%) for each additional thirty-day term.

         Receivables sold in excess of maximums established by the factor are subject to recourse in the event of nonpayment by the customer. The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor.

         To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the factor's prime lending rate plus 1% per annum. Factor advances and ledger debt are collateralized by accounts receivable, inventories, equipment and general intangibles. Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $12,000 and $292,000 at December 31, 2008 and 2007, respectively. From time to time, the factor issues letters of credit and vendor guarantees on the Company's behalf.

                            PEOPLE'S LIBERATION, INC.

Outstanding letters of credit and vendor guarantees totaled approximately $91,000 as of December 31, 2008. There were no outstanding letters of credit or vendor guarantees as of December 31, 2007.

         The J. Lindeberg factoring agreements provide for corporate guaranties from the Company's related entities, People's Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc.

         Due (to) from factor is summarized as follows:

                                                          DECEMBER 31,
                                                -------------------------------
                                                    2008                2007
                                                -----------         -----------
Outstanding receivables:
  Without recourse .....................        $ 3,423,524         $ 2,490,588
  With recourse ........................            692,155              61,432
                                                -----------         -----------
                                                  4,115,679           2,552,020
Advances ...............................         (3,520,281)           (649,049)
Open credits ...........................           (765,767)           (385,942)
                                                -----------         -----------
                                                $  (170,369)        $ 1,517,029
                                                ===========         ===========

NOTE 5 - ACCOUNTS RECEIVABLE

         Accounts receivable is summarized as follows:

                                                            DECEMBER 31,
                                                   ----------------------------
                                                       2008             2007
                                                   -----------      -----------

Trade accounts receivable ....................     $ 1,553,922      $ 1,125,510
Less allowance for doubtful accounts and
subsequent credits ...........................        (246,000)         (96,000)
                                                   -----------      -----------
                                                   $ 1,307,922      $ 1,029,510
                                                   ===========      ===========

NOTE 6 - INVENTORIES

         Inventories are summarized as follows:

                                                            DECEMBER 31,
                                                   ----------------------------
                                                       2008             2007
                                                   -----------      -----------

Piece goods and trim .........................     $ 1,564,727      $ 1,287,488
Work in process ..............................         418,710          603,394
Finished goods ...............................       2,942,001        1,942,288
                                                   -----------      -----------
                                                   $ 4,925,438      $ 3,833,170
                                                   ===========      ===========

                            PEOPLE'S LIBERATION, INC.

NOTE 7 - PROPERTY AND EQUIPMENT

         Property and equipment is summarized as follows:

                                                            DECEMBER 31,
                                                   ----------------------------
                                                       2008             2007
                                                   -----------      -----------

Furniture and fixtures .......................     $   451,854      $   182,505
Office equipment .............................         256,454          184,225
Machinery and equipment ......................          48,695           74,119
Leasehold improvements .......................         119,910          115,699
Computer software ............................         352,176          305,439
                                                   -----------      -----------

                                                     1,229,089          861,987
Less accumulated depreciation and amortization        (391,738)        (249,723)
                                                   -----------      -----------
                                                   $   837,351      $   612,264
                                                   ===========      ===========


         Depreciation and amortization expense amounted to $257,548 and $150,137 for the years ended December 31, 2008 and 2007, respectively.

NOTE 8 - TRADEMARKS

         Trademarks are summarized as follows:

                                                            DECEMBER 31,
                                                   ----------------------------
                                                       2008             2007
                                                   -----------      -----------

Trademarks, at cost ..........................     $   662,716      $   391,717
Less accumulated amortization ................         (62,107)         (28,358)
                                                   -----------      -----------
                                                   $   600,609      $   363,359
                                                   ===========      ===========

         Future annual estimated amortization expense is summarized as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------
         2009..................................................     $    40,040
         2010..................................................          40,040
         2011..................................................          40,040
         2012..................................................          40,040
         2013..................................................          40,040
         Thereafter............................................         400,409
                                                                     ----------
                                                                     $  600,609
                                                                     ==========

         Trademark amortization expense amounted to $33,749 and $20,654 for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2007, the Company recorded an impairment loss of $7,955 related to trade names the Company was no longer using. The impairment loss was charged to general and administrative expense. There was no impairment loss recorded for the year ended December 31, 2008.

                            PEOPLE'S LIBERATION, INC.

NOTE 9 - INTANGIBLE ASSET AND MINORITY INTEREST PAYABLE

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

         WRE also received a 50% membership interest in William Rast Licensing. Bella Rose was granted a 50% membership interest in William Rast Licensing in exchange for contributing the William Rast(TM) trademarks to the company. Profits and losses are allocated to each member in accordance with their respective membership interests. WRE is to receive minimum annual non-cumulative profit allocations of 3% of net sales or, if less, the actual amount of profits for the year. Bella Rose was required to loan William Rast Licensing up to $200,000 in unsecured working capital funds through December 31, 2007. The Licensing Operating Agreement also includes certain rights related to the sale or transfer of membership interests, including right of first refusal and drag along rights.

         William Rast Licensing granted William Rast Sourcing a perpetual, royalty free, exclusive, worldwide, nontransferable license to use the William Rast trademarks in connection with the sourcing, marketing and distribution of men's, women's and children's apparel.

                            PEOPLE'S LIBERATION, INC.

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

         The issuance of the shares of common stock to WRE was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to an exemption from registration contained in Regulation D, only to accredited investors. The shares of common stock may not be offered or sold in the United States unless they are registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available. No registration statement covering these securities has been filed with the United States Securities and Exchange Commission or with any state securities commission.
         Pursuant to a services agreement entered into between William Rast Licensing and Justin Timberlake, Mr. Timberlake agreed to provide William Rast Licensing and its licensees (which includes William Rast Sourcing) with certain services in connection with the launch, advertising, design, and styling of William Rast branded apparel and other consumer products. During the term of the agreement, except as otherwise provided in the agreement, the services rendered by Mr. Timberlake in the indirect endorsement of William Rast branded apparel and other consumer products were exclusive to William Rast Licensing. The Services Agreement expired on December 31, 2008.

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

                            PEOPLE'S LIBERATION, INC.

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

         Total minority interest recorded for the year ended December 31, 2008 amounted to $1,326,293 and represents minimum distributions accrued for the year ended December 31, 2008. Total minority interest recorded for the year ended December 31, 2007 amounted to $113,017 and represents distributions for the calendar quarter ended March 31, 2007, which were paid in May 2007. Distributions to WRE are recorded as minority interest in the Company's consolidated statements of operations.

         On November 13, 2007, the Company issued a warrant to purchase 150,000 shares of its common stock to WRE. The warrant has an exercise price of $0.40, vests immediately and has a term of five years. The warrant was valued at approximately $27,000 using the Black Scholes valuation model.

NOTE 10- OTHER ASSETS

         Other assets are summarized as follows:
                                                              DECEMBER 31,
                                                       -------------------------
                                                         2008             2007
                                                       --------         --------
William Rast lifestyle apparel
   collection rights .........................         $   --           $200,000
Deposits .....................................          444,266           65,020
                                                       --------         --------
                                                       $444,266         $265,020
                                                       ========         ========

WILLIAM RAST LIFESTYLE APPAREL DESIGN AGREEMENTS

         Effective November 15, 2007, William Rast Sourcing entered into a design services agreement with Paris68 LLC and Johan and Marcella Lindeberg. The design services agreement provided that the Company's William Rast lifestyle collection be developed and designed in collaboration with Paris68, the independent design consultancy of Johan and Marcella Lindeberg. Johan Lindeberg, best known for his role as Creative Director of the Swedish brand J. Lindeberg, designs the Company's men's collection while Marcella Lindeberg designs the Company's women's collection. The initial collections were launched in February of 2008. The design services agreement with Paris68 and Johan and Marcella Lindeberg was for a three-year period ending December 2010.

         In accordance with the terms of the design services agreement, the Company was required to make minimum design fee payments totaling $6.5 million over the term of the agreement. In addition to the minimum annual design fees, the design services agreement also provided for royalty payments for the contract years ending December 31, 2009 and 2010 of 7% of net sales of the collections products in excess of $7.5 million up to $20 million, and 5% of net sales of the collection's products in excess of $20 million.

                            PEOPLE'S LIBERATION, INC.

         As of December 31, 2007, collection rights related to the design collection of the Company's William Rast men's and women's ready-to-wear product line by Johan and Marcella Lindeberg amounted to $200,000 and represented an advance design fee payment made in accordance with the terms of the design services agreement. Future contractual design fee payments due under the design services agreement were to be amortized in accordance with the revenue derived from sales of the collection products. Expense amortized to sales recorded for the year ended December 31, 2008 amounted to approximately $678,000. There was no amortization expense recorded during the year ended December 31, 2007.

         Effective December 1, 2008, the design services agreement with Paris68 LLC and Johan and Marcella Lindeberg was terminated and the parties are in the process of negotiating the final terms of a new design consulting agreement. The Company currently has a verbal agreement with Paris68 LLC and Johan and Marcella Lindeberg which provides for the payment of design fees at a rate of $97,000 per month in addition to travel and other expenses incurred by the design team

         As a result of the termination of the design services agreement dated effective November 15, 2007, prepaid design fees incurred through December 1, 2008 amounting to $1.6 million were expensed to selling, design and production expense during the fourth quarter of 2008. Total design fees paid to Paris68 pursuant to the contract from November 15, 2007 through November 30, 2008 amounted to $2.3 million, including the $1.6 million expensed in the fourth quarter of 2008.

NOTE 11 - CHARLOTTE RUSSE DISTRIBUTION AGREEMENT

         On December 16, 2008, the Company entered into an agreement (the "AGREEMENT") with Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, "CHARLOTTE RUSSE"), pursuant to which the Company's wholly-owned subsidiary, Versatile Entertainment, Inc. ("VE"), agreed to exclusively sell to Charlotte Russe, in North America and Central America, People's Liberation(TM) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories.

         Pursuant to the Agreement, the Company will continue to design, source, sample, fit and deliver an assortment of finished goods selected by Charlotte Russe and sell such merchandise to Charlotte Russe at wholesale prices. Charlotte Russe has the exclusive right to market, distribute, and sell People's Liberation branded merchandise purchased from the Company in North America and Central America through Charlotte Russe(TM) branded retail stores and related distribution channels, including outlet locations and direct-to-consumer sales. The Company will cease to sell People's Liberation branded merchandise in such territories to parties other than Charlotte Russe effective April 30, 2009. The Company will continue to market and sell its People's Liberation branded merchandise internationally, with the exception of Central America. Product sales to Charlotte Russe under the terms of this agreement are expected to begin shipping in July 2009.

         In consideration for the exclusive rights granted to Charlotte Russe under the Agreement, Charlotte Russe has agreed to purchase from the Company a minimum amount of People's Liberation branded merchandise during each contract year. The aggregate minimum purchase obligation for the period from inception of the Agreement through the end of its initial term on December 31, 2012 is $65 million. The amount of the minimum purchase obligation varies by contract year, and may be less than or greater than $65 million if the Agreement is terminated prior to expiration of the initial term or is renewed for one or more additional renewal period.

                            PEOPLE'S LIBERATION, INC.

         Included in customer deposits as of December 31, 2008, is a $1 million payment received from Charlotte Russe in December 2008 upon execution of the Agreement. This deposit will be applied against future minimum purchase requirements for the first contract year of the Agreement ending June 30, 2010.

         The initial term of the Agreement expires on December 31, 2012, and may be extended by Charlotte Russe for two additional one-year renewal periods with minimum purchase requirements of an aggregate of $65 million during such two-year period. Charlotte Russe may elect to terminate the Agreement early by delivering written notice to the Company at any time between January 1, 2011 and June 30, 2011, in which event the Agreement shall terminate, at Charlotte Russe's election, on either (i) July 1, 2011 with the payment of an early termination fee, or (ii) December 31, 2011.

         In addition to its minimum purchase obligations, if Charlotte Russe elects to renew the Agreement beyond the initial term, then commencing January 1, 2013, Charlotte Russe will pay the Company a royalty equal to a negotiated percentage of the amount by which actual wholesale sales of merchandise for a contract year exceed the minimum purchase obligation for such contract year.

NOTE 12 - J. LINDEBERG USA, LLC AND DUE TO MEMBER

         Effective July 1, 2008, the Company, through its wholly-owned subsidiary, Bella Rose, LLC, and Lindeberg Sweden entered into an operating agreement and other related agreements for J. Lindeberg USA. Pursuant to the agreements, J. Lindeberg USA will source, market, and distribute J. Lindeberg(TM) branded apparel in the United States on an exclusive basis. The agreements provide that the Company and Lindeberg Sweden each hold a 50% interest in J. Lindeberg USA with the business of J. Lindeberg USA being operated by the Company. Under the terms of the agreements, Lindeberg Sweden was required to contribute to J. Lindeberg USA $20,000 in cash as well as certain assets consisting primarily of accounts receivable and inventory. The Company was required to contribute to J. Lindeberg USA $20,000 in cash and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. The agreements also provide that Lindeberg Sweden will, among other things, make available to J. Lindeberg USA for purchase all new collections of J. Lindeberg(TM) branded apparel, and provide for the factory-direct purchase by the Company of J. Lindeberg(TM) branded apparel on terms no less favorable to the Company than terms received by Lindeberg Sweden or its affiliates for the same or substantially the same merchandise. In addition, the agreements provide for a license from Lindeberg Sweden to J. Lindeberg USA of the J. Lindeberg(TM) mark and other related marks for use in the United States on an exclusive basis for a period of 25 years. The operating agreement provides that J. Lindeberg AB has the option to purchase the Company's share of J. Lindeberg USA at a negotiated purchase price as outlined in the agreement.

                            PEOPLE'S LIBERATION, INC.

         The following table summarizes the estimated fair values of the assets and liabilities contributed on July 1, 2008 to J. Lindeberg USA. Member contribution receivable represents in-transit inventory contributed to J. Lindeberg USA by Lindeberg Sweden in July 2008.

Current assets:
  Cash ....................................................           $   40,000
  Accounts receivable .....................................              726,191
  Inventory ...............................................              488,700
  Member contribution receivable ..........................            1,002,669
  Property and equipment ..................................               50,000
  Deposits ................................................              385,140
                                                                      ----------
    Total assets contributed ..............................            2,692,700
                                                                      ----------
Current liabilities:
  Due to member ...........................................              385,140
                                                                      ----------
    Total liabilities assumed .............................              385,140
                                                                      ----------
      Net assets contributed ..............................           $2,307,560
                                                                      ==========

         This transaction is an acquisition of a business and accounting standards require proforma financial information to be disclosed in the Company's annual financial statements. Unaudited proforma consolidated results of operations for the years ended December 31, 2008 and 2007, as though J. Lindeberg USA had been acquired as of January 1, 2007, are as follows:

                                                 YEAR ENDED         YEAR ENDED
                                                DECEMBER 31,       DECEMBER 31,
                                                    2008               2007
                                                ------------       ------------

Net sales ................................      $ 36,489,010       $ 28,598,247
Net loss .................................      $ (4,663,099)      $ (1,422,924)
Basis and diluted loss per share .........      $      (0.13)      $      (0.04)


         The pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the period presented and should not be construed as being representative of future operating results.

         Due to member as of December 31, 2008 represents amounts payable to J. Lindeberg AB related to finished good purchases and the New York retail store and showroom deposits.

NOTE 13 - STOCKHOLDERS' EQUITY

         On September 28, 2007 and November 2, 2007, the Company sold an aggregate of 1,060,000 shares of its common stock at a purchase price of $0.50 per share for gross proceeds after legal and other expenses amounted to $482,935, including approximately $13,000 in legal and accounting fees incurred in 2008 related to the registration of the shares, to various investors pursuant to the terms of subscription agreements entered into with each investor.

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

                            PEOPLE'S LIBERATION, INC.

reasonable efforts to cause such registration statement to become and remain effective at least for a period ending with the first to occur of (i) the sale of the shares covered by the registration statement and (ii) the availability under Rule 144 for the investors to resell without restriction all of the shares covered by the registration statement.

NOTE 14 - STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS

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

         During the year ended December 31, 2008, the Company issued 690,000 options to employees, officers and directors at exercise prices ranging from $0.30 to $0.50 per share. During the year ended December 31, 2007, the Company issued 1,912,000 options to employees, officers, directors and outside consultants at exercise prices ranging from $0.31 to $1.25 per share. Options to purchase 1,539,135 and 972,333 shares were exercisable as of December 31, 2008 and 2007, respectively. Total stock based compensation expense for the years ended December 31, 2008 and 2007 was approximately $183,000 and $261,000, respectively. The compensation expense recognized during the year ended December 31, 2008 did not change basic and diluted loss per share reported in the Company's Statement of Operations. The compensation expense recognized during the year ended December 31, 2007 increased basic and diluted loss per share reported in the Company's Statement of Operations from $0.01 to $0.02 per share. The total fair value of options granted to employees, officers, directors and outside consultants during the years ended December 31, 2008 and 2007 was approximately $101,000 and $535,000, respectively. There were no stock options or warrants exercised during the years ended December 31, 2008 and 2007.

         The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility is estimated based on a peer group of public companies and expected term is estimated using the "safe harbor" provisions provided in SAB 107. Under SAB 110, the safe harbor provisions provided by SAB 107 were extended beyond December 31, 2007 for companies that did not have sufficient historical data to calculate the expected term of their related options. During the year ended December 31, 2008, the Company did not have sufficient historical data to calculate expected term and the safe harbor provisions of SAB 107 were used to calculate expected term for options granted during the period. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the year ended December 31, 2008 included a dividend yield of zero, a risk-free interest rate of 2.9%, expected term of 3.7 years and an expected volatility of 58%. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the year ended December 31, 2007 included a dividend yield of zero, a risk-free interest rate of 4.1%, expected term of 5.7 years and an expected volatility of 71.5%.

         For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations for the years ended December 31, 2008 and 2007 is included in

                            PEOPLE'S LIBERATION, INC.

selling, design and production and general and administrative expenses, and is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2008, the Company did not have sufficient historical data to calculate the expected forfeiture rate and as such, the Company is recognizing forfeitures as they occur.

         Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by EITF 96-18.

         For the years ended December 31, 2008 and 2007, total stock-based compensation expense included in the consolidated statements of operations was $183,058 and $261,133, charged to the following expense categories:

                                                       Year ended December 31,
                                                     ---------------------------
                                                         2008           2007
                                                     ------------   ------------

Selling expense ..................................   $      5,733   $     26,411
Design and production ............................         20,142         34,149
General and administrative .......................        157,183        200,573
                                                     ------------   ------------
Total stock-based compensation ...................   $    183,058   $    261,133
                                                     ============   ============

         The following table summarizes the activity in the Plan:

                                                                       Weighted
                                                                        Average
                                                         Number of     Exercise
                                                          Shares         Price
                                                        ----------    ----------

Options outstanding - January 1, 2007 ...............    1,878,000    $     1.25
     Granted ........................................    1,912,000          0.53
     Exercised ......................................         --            --
     Forfeited ......................................   (1,374,000)         1.18
                                                        ----------

Options outstanding - December 31, 2007 .............    2,416,000          0.72
     Granted ........................................      690,000          0.41
     Exercised ......................................         --            --
     Forfeited ......................................     (390,000)         0.79
                                                        ----------

Options outstanding - December 31, 2008 .............    2,716,000    $     0.64
                                                        ==========

                            PEOPLE'S LIBERATION, INC.

         Additional   information   relating  to  stock   options  and  warrants
outstanding and exercisable at December 31, 2008, summarized by exercise price, is as follows:

                                                                                         Exercisable
                                       Outstanding Weighted Average                    Weighted Average
                                -------------------------------------------      ----------------------------
                                                 Life           Exercise                          Exercise
Exercise Price Per Share          Shares        (years)           Price            Shares           Price
---------------------------     ----------     ----------      ------------      -----------     ------------
         $ 0.30 (options)           90,000        9.5             $ 0.30              45,000        $ 0.30
         $ 0.31 (options)           48,000        8.5             $ 0.31              48,000        $ 0.31
         $ 0.38 (options)          280,000        8.6             $ 0.38             177,760        $ 0.38
         $ 0.40 (options)          450,000        9.5             $ 0.40              31,250        $ 0.40
         $ 0.40 (warrants)         150,000        3.9             $ 0.40             150,000        $ 0.40
         $ 0.46 (options)          450,000        8.5             $ 0.46             412,500        $ 0.46
         $ 0.50 (options)          744,000        8.9             $ 0.50             319,000        $ 0.50
         $ 0.50 (warrants)         290,000        3.9             $ 0.50             290,000        $ 0.50
         $ 1.25 (options)          654,000        7.6             $ 1.25             505,625        $ 1.25
         $ 1.25 (warrants)         625,000        1.9             $ 1.25             625,000        $ 1.25
         $ 2.00 (warrants)       2,500,000        1.9             $ 2.00           2,500,000        $ 2.00
                                ----------                                        ----------

                                 6,281,000        4.9             $ 1.23           5,104,135        $ 1.39
                                ==========                                        ==========


         A summary of the changes in the Company's unvested stock options is as follows:

                                                                      Weighted
                                                                      Average
                                                        Number of    Grant Date
                                                         Shares      Fair Value
                                                       ----------    ----------
Unvested stock options - January 1, 2007 ...........    1,437,417    $     0.56
     Granted .......................................    1,912,000          0.28
     Vested ........................................     (531,750)        (0.28)
     Forfeited .....................................   (1,374,000)        (0.48)
                                                       ----------

Unvested stock options - December 31, 2007 .........    1,443,667          0.32
     Granted .......................................      690,000          0.15
     Vested ........................................     (566,802)        (0.27)
     Forfeited .....................................     (390,000)        (0.32)
                                                       ----------

Unvested stock options - December 31, 2008 .........    1,176,865    $     0.24
                                                       ==========


         As of December 31, 2008, there were 1,539,135 of vested stock options. As of December 31, 2008, there was approximately $254,000 of total unrecognized compensation expense related to share-based compensation arrangements granted under the Plan. The cost is expected to be recognized on a weighted-average basis over the next three years. The aggregate intrinsic value of stock options outstanding was zero at December 31, 2008 and 2007 as the market value of the options was lower than the exercise value.

         The Company has recorded a 100% valuation allowance on its deferred tax asset related to net operating loss carryforwards. As a result, the stock-based compensation has not been tax effected on the consolidated statement of operations. For the years ended December 31, 2008 and 2007, the deferred tax effect related to nonqualified stock options is not material.

                            PEOPLE'S LIBERATION, INC.

         During the year ended December 31, 2008, the Company issued a warrant to purchase 40,000 shares of its common stock to a consulting firm for services. The warrant has an exercise price of $0.50, a five-year term and vested over the 9-month term of the service contract. The warrant was valued at $6,700 using the Black-Scholes option pricing model. During the year ended December 31, 2007, the Company issued a warrant to purchase 250,000 shares of its common stock to a consulting firm. The warrant has an exercise price of $0.50, a five-year term and vested over the term of the consulting agreement. The warrant was valued at $75,000 using the Black-Scholes option pricing model. During the year ended December 31, 2007, the Company also issued a warrant to purchase 150,000 shares of its common stock to William Rast Enterprises. The warrant has an exercise price of $0.40, vested immediately and has a term of five years. The warrant was valued at approximately $27,000 using the Black Scholes valuation model.

NOTE 15 - INCOME TAXES

         On November 22, 2005, People's Liberation (formerly Century Pacific Financial Corporation) acquired all of the outstanding voting securities of Bella Rose and Versatile, each of which became a wholly-owned subsidiary of the Company. As a result, Versatile and Bella Rose (including its 50% owned subsidiaries, William Rast Sourcing, William Rast Licensing and J. Lindeberg
USA) are consolidated and taxes are reported by the parent, People's Liberation. Taxes are calculated on a consolidated basis at C-Corporation tax rates.

         Deferred income taxes arise principally from temporary differences in the method of depreciating property and equipment for income tax reporting purposes and the recognition of expense related to the allowance for doubtful accounts for income tax reporting purposes. The Company had Federal net operating losses available to carryforward to future periods of approximately $4.5 million as of December 31, 2008. Federal net operating losses expire beginning 2027 and state net operating losses expire beginning 2017. A valuation allowance has been provided for the deferred income tax asset related to net operating loss carryforwards. At this time, the Company cannot determine that it is more likely than not that it will realize the future income tax benefits related to its net operating losses.

         The Company files U.S. Federal tax returns and franchise tax returns in several U.S. states. For the U.S. Federal return, all periods are subject to tax examination by the U.S. Internal Revenue Service. There were no examinations by the Internal Revenue Service during the years ended December 31, 2008 and 2007.

         The (benefit) provision for income taxes for the years ended December 31, 2008 and 2007 consists of the following:

                                                         2008             2007
                                                       --------         --------
Federal:
    Current provision .........................        $ 16,788         $ 29,698
    Deferred (benefit) provision ..............         (46,750)          39,100
                                                       --------         --------
                                                        (29,962)          68,798
                                                       --------         --------
State:
    Current provision .........................           2,962            5,241
    Deferred (benefit) provision ..............          (8,250)           6,900
                                                       --------         --------
                                                         (5,288)          12,141
                                                       --------         --------
                                                       $(35,250)        $ 80,939
                                                       ========         ========

                            PEOPLE'S LIBERATION, INC.

         The difference between the (benefit) provision for income taxes and the expected income tax (benefit) provision determined by applying the statutory Federal and state income tax rates to pre-tax accounting loss for the years ended December 31, 2008 and 2007 are as follows:

                                                           2008         2007
                                                         --------     --------

Federal statutory rate ...............................     34.0 %       34.0 %
State taxes net of Federal benefit ...................        6.0         (6.0)
Net operating loss valuation allowance ...............      (40.0)       (40.0)
LLC gross receipts tax ...............................       (0.6)        (2.1)
Other ................................................        1.7         --
                                                         --------     --------
                                                              1.1%       (14.1)%
                                                         ========     ========


         The components of the Company's consolidated deferred income tax balances as of December 31, 2008 and 2007 are as follows:

                                                         2008           2007
                                                     -----------    -----------
Deferred income tax assets - current:
    Bad debt reserve .............................   $    98,000    $    38,000
    Other reserves ...............................       140,000           --
                                                     -----------    -----------
                                                         238,000         38,000
    Less:  Valuation allowance ...................      (238,000)          --
                                                     -----------    -----------
         Net deferred income tax assets - current    $      --      $    38,000
                                                     ===========    ===========

Deferred income tax asset - long-term:
    Net operating loss carryforwards .............   $ 1,788,000    $   622,000

Deferred income tax liabilities - long-term:
    Property and equipment .......................      (155,000)       (51,000)
    Excess of liabilities over assets from LLC due
    to exchange transaction ......................          --          (42,000)
                                                     -----------    -----------
                                                       1,633,000        529,000
    Less:  Valuation allowance ...................    (1,633,000)      (622,000)
                                                     -----------    -----------
         Deferred income taxes - long-term .......   $      --      $   (93,000)
                                                     ===========    ===========


NOTE 16 - RELATED PARTY TRANSACTIONS

         Colin Dyne became Chief Executive Officer and a director of the Company on May 21, 2007. Colin Dyne is a significant stockholder of the Company, and served as a consultant prior to joining the Company as its Chief Executive Officer, advising on strategic sales initiatives. The Company paid $192,000 in consulting fees to Mr. Dyne during the year ended December 31, 2007. There were no consulting fees paid to Mr. Dyne during the year ended December 31, 2008.

         Mr. Dyne also serves as a member of the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon zippers. Mr. Dyne founded
Tag-It, Inc., a subsidiary of Talon, in 1991. Mr. Dyne served as Talon's President from inception and as its Chief Executive Officer from 1997 to 2005. During the years ended December 31, 2008 and 2007, the Company purchased trim products from Talon amounting to approximately $536,000 and $395,000, respectively.

                            PEOPLE'S LIBERATION, INC.

         Kenneth Wengrod, a member of the Company's Board of Directors, currently serves as President of FTC Commercial Corp. ("FTC"), a company which he founded in 2002 and in which he holds a minority equity position. FTC is a global finance commercial service company primarily focused in the apparel industry. The Company is party to various factoring agreements with FTC as further described in Note 4 to the consolidated financial statements. As of December 31, 2008, total factored accounts receivable included in due to factor amounted to approximately $4.1 million. Outstanding advances as of December 31, 2008 amounted to approximately $3.5 million, and are included in the due to factor balance. In connection with Mr. Wengrod's appointment as a director, on September 21, 2007, the Company granted to Mr. Wengrod a ten-year option to purchase 24,000 shares of the Company's common stock at an exercise price of $0.50 per share pursuant to the Company's 2005 Stock Incentive Plan. On June 26, 2008, Mr. Wengrod received an additional 30,000 options to purchase shares of the Company's common stock at an exercise price of $0.30 per share as compensation for director services provided to the Company.

         We are party to a consulting arrangement with Susan White, a member of the Company's Board of Directors, pursuant to which Ms. White provides image and marketing consulting services to the Company. During the years ended December 31, 2008 and 2007, the Company paid Ms. White approximately $53,000 and $94,000, respectively, for such consulting services.

         Pursuant to a private placement transaction entered into on September 28, 2007, the Company's former international distributor consultant, Andreas Kurz, though an entity of which he is a trustee, Akil Trust, purchased 200,000 shares of the Company's common stock which increased Akil Trust's aggregate holdings to 450,000 shares of the Company's common stock as of December 31, 2007. During the year ended December 31, 2008, Akil Trust sold it holdings in the Company's common stock. See Note 19 for a summary of the consulting agreement entered into by Andreas Kurz and his consulting firm, Akari International.

         Pursuant to a private placement transaction entered into on September 28, 2007, the Company's exclusive distributor in Germany, Unifa GmbH, purchased 500,000 shares of the Company's common stock. Net sales to this distributor amounted to approximately $1.3 million and $1.1 million during the years ended December 31, 2008 and 2007, respectively.

         Pursuant to a private placement transaction entered into on September 28, 2007, the Company's former financial advisor, Europlay Capital Advisors, LLC, purchased 200,000 shares of the Company's common stock which increased its aggregate holdings to 450,000 shares of the Company's common stock. See Note 19 for a summary of the consulting agreement entered into by the Company and Europlay Capital Advisors.

NOTE 17 - SENIOR MANAGEMENT RESTRUCTURING

         In the second quarter of 2007, the Company's Board of Directors authorized management to take certain actions to restructure its senior management team. These actions included the appointment of Colin Dyne as Chief Executive Officer and Co-Chairman of the Board of Directors, the resignation of Daniel Guez as Chief Executive Officer and his appointment as Co-Chairman of the Board of Directors, and a reduction of Mr. Guez's salary. The actions also included the termination of the Company's president and the reduction of base salaries of the Company's Chief Financial Officer and Chief Operating Officer.

         On October 2, 2007, Daniel Guez, who served as the Company's Creative Director, resigned from his position with the Company. On October 12, 2007, Mr. Guez resigned as a member of the Board of Directors of the Company and Mr. Dyne became sole Chairman of the Board.

                            PEOPLE'S LIBERATION, INC.

NOTE 18 - OFFICER COMPENSATION

COLIN DYNE

         On May 21, 2007, the Board of Directors appointed Colin Dyne as the Company's Chief Executive Officer and Co-Chairman of the Board of Directors. Mr. Dyne received an annual salary of $200,000 through March 30, 2008 and $395,000 through January 31, 2009. On February 1, 2009, the Company temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $355,500 for Mr. Dyne through April 30, 2009. Compensation is payable in accordance with the Company's standard payroll practices. Mr. Dyne also receives medical insurance reimbursements and an auto allowance of $2,000 per month. Annual bonuses are determined at the discretion of the Board of Directors and amounted to $75,000 and $30,000 for the years ended December 31, 2008 and 2007, respectively.

DARRYN BARBER

         On January 3, 2006, the Company entered into an employment agreement with Darryn Barber pursuant to which he served as the Company's Chief Financial Officer and Chief Operating Officer. The agreement was for a term of 2 years commencing as of November 22, 2005 and terminating on November 21, 2007. Mr. Barber received a base salary of $212,000 in the first year of his appointment, and was to receive a base salary of $232,000 during the second year of his contract. On June 5, 2007, in connection with a restructuring of senior management, the Company and Mr. Barber agreed to reduce his base salary to $200,000 per annum beginning June 5, 2007. In addition to his base salary, Mr. Barber was to receive an annual bonus of not less than $25,000 and no more than $100,000 based on objectives determined by our Board of Directors. On July 7, 2006, in accordance with his employment agreement, Mr. Barber was granted a stock option to purchase 300,000 shares of the Company's common stock at an exercise price of $1.25 per share which is now fully vested. In the event Mr. Barber was terminated without cause, the Company was to continue to pay Mr. Barber's then current base salary for the remaining term of the agreement, without regard to any employment of Mr. Barber by a third party.

         On November 8, 2006, the Company and Darryn Barber entered into an amendment to his employment agreement. Pursuant to the amendment, Mr. Barber resigned from his position as Chief Operating Officer of the Company, effective the same date, but will continue to serve us as the Company's Chief Financial Officer. The amendment also extended the exercise period of Mr. Barber's option to purchase 300,000 shares of the Company's common stock to a period of one year following termination of Mr. Barber's service with the Company for any reason other than for cause (as defined in the employment agreement). Previously, Mr. Barber's option was to remain exercisable for a period of at least six months following termination of his service with the Company for any reason other than for cause.

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

         Mr. Barber received an annual salary of $200,000 through March 31, 2008, $250,000 from April 1, 2008 through May 7, 2008 and $275,000 from May 8,
2008 through January 31, 2009. On February 1, 2009, the Company temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $247,500 for Mr. Barber through April 30, 2009. Compensation is payable in accordance with the Company's standard payroll practices. Mr. Barber also receives medical insurance reimbursements and an auto allowance of $1,500 per month. Mr. Barber's annual bonuses amounted to $22,500 and $25,000 for the years ended December 31, 2008 and 2007, respectively.

         Mr. Barber was appointed President of the Company on May 8, 2008, in addition to his then and current position of Chief Financial Officer.

THOMAS NIELDS

         On November 8, 2006, Thomas Nields was appointed Chief Operating Officer of the Company. Pursuant to an oral agreement between the Company and Mr. Nields, Mr. Nields was to be paid an annual salary of $250,000, and a discretionary bonus to be determined annually by the Company's Board of Directors. On June 5, 2007, in connection with a restructuring of senior management, the Company and Mr. Nields agreed to reduce his base salary to $200,000 per annum beginning June 5, 2007. Beginning April 1, 2008 through January 31, 2009, Mr. Nields salary was increased to $235,000. On February 1, 2009, the Company temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $211,500 for Mr. Nields through April 30, 2009. Compensation is payable in accordance with the Company's standard payroll practices. Mr. Nields also receives medical insurance reimbursements and an auto allowance of $1,200 per month. Mr. Nields's annual bonuses amounted to $22,500 and $20,000 for the years ended December 31, 2008 and 2007, respectively.

         On June 22, 2006, the Company's Board of Directors approved an award to Thomas Nields of options to purchase 100,000 shares of the Company's common stock. The options have an exercise price of $1.25 per share and have a term of ten years. The options vest 25% on July 1, 2007, and the remaining 75% shall vest in equal monthly installments thereafter through July 1, 2010.

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

         On August 7, 2008, the Company's Board of Directors approved an award to Thomas Nields of options to purchase 250,000 shares of its common stock. The options have an exercise price of $0.40 per share, the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on the date of the award, and have a term of ten years. The options vest in eight quarterly installments of 31,250 shares beginning November 7, 2008 through August 7, 2010.

                            PEOPLE'S LIBERATION, INC.

ANDREA SOBEL

         On May 22, 2008, Andrea Sobel was appointed Vice President of Branding and Licensing of the Company. Ms. Sobel entered into an employment agreement with the Company on May 16, 2008. Pursuant to the agreement, Ms. Sobel is employed by the Company on an "at-will" basis, and will be paid a base salary of $200,000 per annum. During the first year of her employment, Ms. Sobel will be entitled to a bonus in the amount of three percent (3%) of license royalties received by the Company. If at any time prior to May 16, 2011, the Company terminates Ms. Sobel's employment without cause and Ms. Sobel delivers to the Company a signed settlement agreement and general release, the Company will pay Ms. Sobel the equivalent of six months base salary, at her then current rate of pay. On February 1, 2009, the Company temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $180,000 for Ms. Sobel through April 30, 2009. Compensation is payable in accordance with the Company's standard payroll practices. Ms. Sobel also receives medical insurance reimbursements and an auto allowance of $500 per month. Ms. Sobel's annual bonus amounted to $7,500 for the year ended December 31, 2008.

         On May 16, 2008, the Company's Board of Directors approved an award to Andrea Sobel of options to purchase 200,000 shares of its common stock. The options have an exercise price of $0.40 per share, the closing price of the Company's common stock on the Over-The-Counter Bulletin Board on the date of the award, and have a term of ten years. The options vest 100,000 shares on May 1, 2008 and 5,555 per month thereafter through October 1, 2010.

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

         The separation agreement provided that the Company pay Mr. Guez three months of his base salary of $16,667 per month, and three months of his automobile allowance of $1,200 per month. In addition, Mr. Guez and his eligible family members continued to receive medical benefits for a period of twelve months from the date of his resignation. The separation agreement also provided that, prior to November 30, 2007, Mr. Guez would not sell or otherwise dispose of any shares of the Company's common stock beneficially owned by him. In addition, Mr. Guez granted the Company a right of first refusal to purchase any of his shares of common stock if he intended to sell in a public sale prior to the earlier of January 31, 2008 and the date when Mr. Guez beneficially owned less than 10% of the Company's common stock then issued and outstanding.

EDWARD HOUSTON

         In connection with the restructuring of its senior management positions in 2007, the Company eliminated the position of President. As a consequence, on June 7, 2007, the Company terminated the employment of Edward Houston, who served as its President. In accordance with the terms of his employment agreement, the Company paid Mr. Houston severance in the amount of $150,000 in equal bi-monthly installments over a six-month period. A total of $154,500, including expenses, was charged to general and administrative expense in June 2007 as a result of this severance liability. Pursuant to the terms of his employment agreement, Mr. Houston was also granted a non-qualified stock option

                            PEOPLE'S LIBERATION, INC.

to purchase up to 1,000,000 shares of the Company's common stock at an exercise price of $1.25 per share. On the date of his termination, Mr. Houston held options to purchase 249,999 shares of the Company's common stock which were fully vested, and his remaining options to purchase 750,001 shares of the Company's common stock were forfeited. Mr. Houston did not exercise his fully vested options and these options were subsequently forfeited also.

NOTE 19 - CONSULTING AGREEMENTS

         On February 1, 2007, the Company entered into a consulting agreement with Akari Enterprises, LLC, a consulting firm formed and controlled by Andreas Kurz. Akari Enterprises was responsible for negotiating exclusive distribution agreements with distributors outside of the United States and managed People's Liberation and William Rast's international distribution relationships. The consulting agreement provided for commissions to be paid to Akari Enterprises based on a defined formula related to net international sales and terminated on December 31, 2009. Total commissions paid to Akari International pursuant to the consulting agreement amounted to approximately $53,000 and $94,000 for the years ended December 31, 2008 and 2007, respectively. On December 17, 2007, the Company granted Mr. Kurz an option to purchase 50,000 shares of the Company's common stock at an exercise price of $0.50 per share. The option vested monthly through December 17, 2009 and had a term of five years. In May 2008, the consulting agreement was terminated and the stock options granted to Andreas Kurz were subsequently forfeited.

         Effective October 1, 2007, the Company entered into a consulting agreement with Europlay Capital Advisors, LLC. Under the terms of the consulting agreement, Europlay Capital Advisors was the Company's exclusive financial advisor to raise capital and provide other financial advisory and investment banking services for a term of one year. Europlay Capital Advisors was to receive a fee for the successful completion of a financing transaction or acquisition at a negotiated rate. In conjunction with the consulting agreement, the Company issued to Europlay Capital Advisors a warrant to purchase 250,000 shares of common stock at an exercise price of $0.50 per share. The warrant vested over the term of the consulting agreement and has a term of five years. No proceeds were received by the Company as a result of the warrant issuance. There were no financing transactions completed by the Company pursuant to the consulting agreement and the consulting agreement was terminated in 2008.

         On January 5, 2006, the Company entered into a consulting agreement with MK Sportswear. Under the terms of the agreement, MK Sportswear was to provide sales and customer services functions on behalf of the Company. The agreement provided for commissions at an agreed upon percentage of net sales and had a term of two years that expired on December 31, 2008. In accordance with the agreement, on June 22, 2006 the Company issued a non-qualified stock option to purchase 150,000 shares of the Company's common stock at an exercise price of $1.25 per share to Mark Kanights. The options vested 25% after one year and monthly thereafter over two years. On August 22, 2006, the Company terminated its original agreement and entered into a new agreement with MK Sportswear and Mark Kanights, whereby Mark Kanights was to provide sales and customer service functions on behalf of the Company on an exclusive basis through July 1, 2009 and receive a monthly salary and commissions at an agreed upon percentage of net sales. Pursuant to the new agreement, in exchange for services to be performed by Mark Kanights through July 1, 2009, the 150,000 stock options granted to Mark Kanights under the original agreement were to remain granted to him under the same terms and conditions set forth in the original agreement. Effective January 15, 2008, the parties terminated this agreement. Pursuant to the terms of the Company's 2005 Stock Incentive Plan, the unexercised options were forfeited three months following termination of services.

                            PEOPLE'S LIBERATION, INC.

NOTE 20 - LEASES

         The Company leases its principal executive office space under a lease agreement that expires in March 2012. The facility is approximately 13,000 sq. ft, and is located in Los Angeles, California. It is from this facility that the Company conducts all of its executive and administrative functions. The Company leases 7,500 square feet of warehouse space located in Los Angeles, California, to conduct its design functions and to store its trim and design library under a lease that expires in February 2010. Finished goods are shipped from third-party warehouses in Commerce, California, and Somerset, New Jersey. Internet products are shipped from a third-party warehouse in Long Beach, California. The Company has showrooms located in Los Angeles, New York City and Atlanta. The Company's William Rast New York City showroom lease expires in April 2009 and its J. Lindeberg New York City showroom lease expires in April 2011. The Company's Los Angeles showroom lease expires in May 2013 and its Atlanta showroom lease expires in May 2009. The lease agreement for the Company's J. Lindeberg retail store located in New York City expires in June 2010. The Company accounts for its leases in accordance with SFAS No. 13, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to operations on a straight line basis over the related lease term. Total rent expense for the years ended December 31, 2008 and 2007 amounted to approximately $540,000 and $341,000, respectively.

         Future annual minimum payments due under the leases are summarized as follows:

         YEARS ENDING DECEMBER 31,
         -------------------------
         2009 .................................              $1,085,277
         2010 .................................                 865,330
         2011 .................................                 577,524
         2012 .................................                 210,256
         2013 .................................                  41,940
                                                             ----------
                                                             $2,780,327
                                                             ==========

NOTE 21 - GEOGRAPHIC INFORMATION

         The Company designs, markets and sells high-end casual apparel under the brand names People's Liberation, William Rast and, in the United States, J. Lindeberg. The types of products developed and sold by the Company are not sufficiently different to account for these products separately or to justify segmented reporting by product type.

                            PEOPLE'S LIBERATION, INC.

         The Company distributes its products internationally and has reporting requirements based on geographic regions. All of the Company's long-lived assets are located in the United States. Sales are attributed to countries based on customer delivery locations, as follows:

                                                     Year Ended December 31,
                                                --------------------------------
                                                    2008                 2007
                                                -----------          -----------
Net Sales:
    United States ....................          $27,025,241          $17,793,652
    Canada ...........................            2,159,282              659,192
    Germany ..........................            1,067,116            1,084,940
    Italy ............................              646,261              181,967
    Belgium ..........................              296,060              126,926
    United Kingdom ...................              237,496               94,553
    Australia ........................              141,788                 --
    Norway ...........................               84,439                 --
    South Africa .....................               65,570                1,571
    Greece ...........................               61,001               22,259
    Mexico ...........................               38,950               15,932
    Sweden ...........................                 --                124,332
    Other ............................              366,889              162,053
                                                -----------          -----------
                                                $32,190,093          $20,267,377
                                                ===========          ===========

NOTE 22 - CUSTOMER CONCENTRATION

         During the years ended December 31, 2008 and 2007, one customer comprised greater than 10% of the Company's sales. Sales to this customer amounted to 28.9% and 31.1% of net sales for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, receivables due (to) from this customer are included in due from factor.

NOTE 23 - SUPPLIER CONCENTRATION

         During the year ended December 31, 2008, three suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 10.6%, 11.7% and 12.2% for the year ended December 31, 2008. At December 31, 2008, accounts payable and accrued expenses included an aggregate of approximately $715,000 due to these vendors. During the year ended December 31, 2007, four suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 10.7%, 11.3%, 11.8% and 18.6% for the year ended December 31, 2007. At December 31, 2007, accounts payable and accrued expenses included an aggregate of approximately $934,000 due to these vendors.

         During the year ended December 31, 2008, the Company purchased substantially all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of the Company's subsidiary, J. Lindeberg USA. Total purchases f from J. Lindeberg AB for the year ended December 31, 2008 amounted to approximately $905,000. Included in Due to Member as of December 31, 2008 is approximately $42,000 due to J. Lindeberg AB for product purchases.

NOTE 24 - OFF-BALANCE SHEET RISK AND CONTINGENCIES

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer

                            PEOPLE'S LIBERATION, INC.

claims. At December 31, 2008, total factor receivables approximated $4.1 million. The factor also issues letters of credit and vendor guarantees on the Company's behalf. Outstanding letters of credit and vendor guarantees totaled approximately $91,000 as of December 31, 2008.

         The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         Pursuant to the operating agreement the Company entered into with J. Lindeberg USA Corp and J. Lindeberg AB, the Company contributed $20,000 in cash to its 50% owned subsidiary, J. Lindeberg USA, LLC, and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. At this point in time, the cash amount in excess of $20,000 that the Company will be required to contribute to J. Lindeberg USA, LLC, if any, is uncertain. The Company's J. Lindeberg USA, LLC, factoring agreements provide for corporate guaranties from its related entities, People's Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc.

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

         In addition to the indemnification required in our articles of incorporation and bylaws, we have entered into indemnity agreements with each of our current officers, directors and a key employee. These agreements provide for the indemnification of our directors, officers and key employee for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were our agents. We believe these indemnification provisions and agreements are necessary to attract and retain qualified directors, officers and employees.

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

NOTE 25 - PROFIT SHARING PLAN

         The Company has established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make contributions to the plan as determined by the Board of Directors. There were no contributions made during the years ended December 31, 2008 and 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Chief Executive Officer, Colin Dyne, and Chief Financial Officer and President, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2008, the end of the period covered by this report. Based upon that evaluation, Messrs. Dyne and Barber concluded that our disclosure controls and procedures were effective as of December 31, 2008.

         CHANGES IN CONTROLS AND PROCEDURES

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B. OTHER INFORMATION

         None

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         The following table sets forth the name, age and position of each of our executive officers and directors as of December 31, 2008. There are no family relationships between our executive officers and directors.

NAME                      AGE           POSITION HELD
----                      ---           -------------

Colin Dyne                45            Chief Executive Officer and Director
Darryn Barber             33            President and Chief Financial Officer
Thomas Nields             43            Chief Operating Officer
Andrea Sobel              41            Vice President of Branding and Licensing
Dean Oakey                50            Director
Susan White               58            Director
Kenneth Wengrod           58            Director


         COLIN DYNE became our Chief Executive Officer and a director of the company on May 21, 2007. Colin Dyne is a significant stockholder of the company, and has served as a consultant to the company since December 2005, advising on strategic sales initiatives. Mr. Dyne also serves as a member of the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon zippers. Mr. Dyne founded Tag-It, Inc., a subsidiary of Talon, in 1991. Mr. Dyne served as Talon's President from inception and as its Chief Executive Officer from 1997 to 2005.

         DARRYN BARBER has served as our Chief Financial Officer since November 22, 2005 and as our President and Chief Financial Officer since May 8, 2008. Prior to joining us, Mr. Barber spent five years as a senior associate at Europlay Capital Advisors, LLC and its affiliates. Mr. Barber has been successful in evaluating, developing, and operating businesses in the entertainment and technology fields. Mr. Barber was responsible for preparing business models, financial planning, evaluating and valuing businesses, providing corporate and strategic advice and preparing businesses for strategic transactions. Mr. Barber brings over 10 years experience in owning and operating businesses. Prior to Europlay Capital Advisors, Mr. Barber was Director of Operations of Trademark Cosmetics, a private label cosmetic manufacturing company. Mr. Barber earned an MBA from California State University Northridge and a BA in business economics from the University of California Santa Barbara.

         THOMAS NIELDS has served as our Chief Operating Officer since November 8, 2006. Prior to joining us, Mr. Nields held various positions at Talon International, Inc., owner of Talon zippers, from November 1994 to October 2006. These positions included Director of Global Operations, President of Talon, Inc. (a wholly-owned subsidiary of Talon International, Inc.) and Vice President of Production. During his employment with Talon, Mr. Nields was responsible for implementing and managing production facilities in eight countries including the U.S., Mexico and Hong Kong.

         ANDREA SOBEL has served as our Vice President of Branding and Licensing since May 22, 2008. Ms. Sobel has over 15 years of experience in licensing, marketing and brand development. Since 2007, she was Vice President of Marketing with SANRIO, where she was responsible for market development and brand positioning of that company's Hello Kitty and other character brands. Between 2004 and 2007 and between 1999 and 2002, she was also a principal and licensing, merchandising and marketing consultant with ALS Consulting, a firm specializing in marketing and brand development. Between 2002 and 2004, Ms. Sobel was Director of Licensing and Business Development for Murad, Inc. From 1990 to 1999, she was with Guess?, Inc. in a series of progressively responsible positions culminating with Vice President of Licensing and Product Development from 1995 to 1999. She holds a Bachelor of Arts in History and Spanish from the University of California at Berkeley and an MBA from UCLA's Anderson School of Business.

         DEAN OAKEY has served as a director since November 22, 2005. From June 1997 to present, Mr. Oakey has served as the Managing Director of Investment Banking for SMH Capital, Corp., an investment banking firm. In this capacity, Mr. Oakey has been responsible for business development and management duties, with a focus on the consumer products and services industries.

         SUSAN WHITE joined our Board of Directors on May 21, 2007. Ms. White has served as Chief Executive Officer and President of Brand Identity Solutions, LLC, a branding, marketing and licensing consulting company, since 1987. Ms. White also is the CEO and president of Whitespeed, LLC, an internet design, branding and marketing company. Ms. White previously served as Director of Marketing and Advertising Worldwide for Warnaco from November 1997 through August 1999.

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

DIRECTOR INDEPENDENCE

         Our board of directors currently consists of four members: Colin Dyne (our Chief Executive Officer), Dean Oakey, Susan White and Kenneth Wengrod. Each of Colin Dyne, Dean Oakey, Susan White and Ken Wengrod were elected at a meeting of shareholders and will serve until our next annual meeting or until his or her successor is duly elected and qualified. Troy Carter served on our board of directors during our fiscal year ending December 31, 2008, but resigned from his position effective as of April 2, 2008.

         We do not have a separately designated audit, compensation or nominating committee of our board of directors and the functions customarily delegated to these committees are performed by our full board of directors. We are not a "listed company" under SEC rules and are therefore not required to have separate committees comprised of independent directors. We have, however, determined that none of our current directors are "independent" as that term is defined in Section 4200 of the Marketplace Rules as required by the NASDAQ Stock Market. We have also determined that, while a member of our board of directors, Troy Carter was "independent" in accordance with the aforementioned definition. As we do not maintain an audit committee, we do not have an audit committee "financial expert" within the meaning of Item 407(d) of Regulation S-K.

         We intend to establish an audit committee, compensation committee, and nominating and corporate governance committee following the expansion of our board to include at least three directors who are independent under the applicable rules of the SEC and NASDAQ.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all
Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2008, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, with the exception of Andrea Sobel, who did not timely file a Form 3 and who did not timely file a Form 4 to report a transaction.

CODE OF ETHICS

         We have adopted a Code of Ethics applicable to all of our Board members and to all of our employees, including our Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer and Vice President of Branding and Licensing. The Code of Ethics constitutes a "code of ethics" as defined by applicable SEC rules and a "code of conduct" as defined by applicable NASDAQ rules. The Code of Ethics has been publicly filed with the SEC as an exhibit to this Annual Report on Form 10-K. Our code of ethics is posted on our Internet website located at www.peopleslib.com in the section titled "Investors." You may also request a copy of the Code of Ethics by writing or calling us at:

         People's Liberation, Inc.
         Attn:  Investor Relations
         1212 S. Flower Street, 5th Floor
         Los Angeles, CA 90015
         (213) 745-2123

         Any waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed in a report on Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth all compensation earned for services to us in all capacities for 2008 and 2007 as to each person serving as our Chief Executive Officer and Chief Financial Officer during 2008. The table also sets forth all compensation earned for services to us in all capacities for 2008 and 2007 as to our two most highly compensated executive officers (other than our Chief Executive Officer and Chief Financial Officer) whose compensation exceeded $100,000 and who were serving as executive officers at the end of 2008. The aforementioned people are collectively referred to as our "named executive officers."

                                                                          All
                                                                         Other
                                                             Option     Compen-
   Name and Principal                             Bonus      Awards     sation
        Position               Year    Salary      (1)        (2)         (7)       Total
----------------------------   ----   --------   --------   --------   --------   --------
Colin Dyne (3)
  Chief Executive Officer ..   2008   $346,257   $ 75,000   $   --     $ 35,148   $456,405
                               2007   $125,010   $ 30,000       --     $216,261   $371,271

Darryn Barber (4)
  Chief Financial Officer ..   2008   $253,626   $ 22,500   $ 73,154   $ 21,777   $371,057
    and President ..........   2007   $213,698   $ 25,000   $ 55,856   $  8,660   $303,214

Thomas Nields (5)
  Chief Operating Officer ..   2008   $226,260   $ 22,500   $ 31,179   $ 19,512   $299,451
                               2007   $217,190   $ 20,000   $ 59,619   $  6,052   $302,861

Andrea Sobel (6)
  Vice President of Branding   2008   $125,779   $  7,500   $  9,072   $  9,482   $151,833
    and Licensing

(1)  Represents cash bonuses paid to our named executive officers.
(2) The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in the applicable fiscal year with respect to stock options granted in the applicable fiscal year as well as prior fiscal years, in accordance with SFAS 123(R). For additional information on the valuation assumptions with respect to option grants, including the options granted in 2007 and 2008, please see Note 14 to our financial statements for the years ended December 31, 2008 and 2007. These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.
(3) Mr. Dyne became our Chief Executive Officer on May 21, 2007. Prior to joining us, Mr. Dyne provided consulting services to us and received consulting fees amounting to approximately $192,000 during the year ended December 31, 2007.
(4) Mr. Barber became our Chief Financial Officer on November 22, 2005 and our President on May 8, 2008. Mr. Barber was subject to an employment agreement which expired on November 21, 2007.
(5)  Mr.  Nields was named our Chief  Operating  Officer  effective  November 6,
     2006.
(6) Ms. Sobel joined us in May 2008 as our Vice President of Branding and Licensing. Ms. Sobel has an employment agreement with us, the terms of which are described hereafter.
(7) Other compensation indicated in the above table consists of medical and disability insurance, consulting fees, and car allowances.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

         We do not have a separate compensation committee and therefore, our executive compensation program is administered by our Board of Directors. The Board is responsible for, among other functions: (1) administering our stock incentive plan; and (2) negotiating, reviewing and awarding the annual salary, bonus, stock options and other benefits of our executive officers.

     COMPENSATION PHILOSOPHY

         The objectives of our executive compensation program include the following:

         o        ALIGNMENT  -  to  align  the  interests  of   executives   and
                  shareholders through equity-based compensation awards;

         o RETENTION - to attract, retain and motivate highly qualified, high performing executives to lead our growth; and

         o PERFORMANCE - to provide rewards that are dependant upon the executive's achievements and company performance.

     COMPENSATION ELEMENTS

         We compensate senior executives through a variety of components, including base salary, annual incentives, equity incentives, and benefits and perquisites, in order to provide our employees with an overall compensation package which we believe is competitive. The mix and value of these components are impacted by a variety of factors, such as negotiations of an executive with us, the executive's position within the company, and the overall performance of the company and the individual. The purpose and key characteristics for each component are described below.

     BASE SALARY

         Base salary provides executives with a steady income stream and is based upon the executive's level of responsibility, experience, individual performance and contributions to our overall success.

     ANNUAL INCENTIVE BONUSES

         Annual incentive bonuses are a variable performance-based component of compensation. The primary objective of an annual incentive bonus is to align a portion of total pay opportunities for executives to the attainment of our company's performance goals, as well as performance goals of the individual.

     EQUITY INCENTIVES

         Equity incentives are intended to align senior executive and shareholder interests by linking a portion of executive pay to long-term shareholder value creation and financial success over a multi-year period. Equity incentives are also provided to our executives to attract and enhance the retention of executives and other key employees and to facilitate stock ownership by our senior executives. The Board considers individual and company performance when determining long-term incentive opportunities.

     HEALTH & WELFARE BENEFITS

         The named executive officers participate in a variety of retirement, health and welfare, and paid time-off benefits designed to enable us to attract and retain our workforce in a competitive marketplace. Health and welfare and paid time-off benefits help ensure that we have a productive and focused workforce.

     SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

         We do not have a formal plan for severance or separation pay for our employees and officers, with the exception of Andrea Sobel (as further described below). In the future, we may include severance provisions in employment agreements of our executive officers that could be triggered in the event of involuntary termination without cause or in the event of a change in control.

     OTHER BENEFITS

         In order to attract and retain highly qualified executives, we provide some of our named executive officers with automobile allowances that we believe are consistent with current market practices. Our executives also may participate in our 401(k) plan.

     PROCESS FOR SETTING EXECUTIVE COMPENSATION

         When making pay determinations for named executive officers, the Board may consider factors including: (1) actual company performance as compared to pre-established goals, (2) individual executive performance and expected contribution to our future success, (3) changes in economic conditions and the external marketplace and (4) the recommendation of our Chief Executive Officer. The Board may also consider compensation information from data gathered from annual reports and proxy statements from companies that the Board generally considers comparable to our company. Ultimately, our Board uses its judgment when determining how much to pay our executive officers and attempts to set the pay for our executive officers at levels that it believes are competitive and necessary to attract and retain talented executives capable of achieving our long-term objectives.

      COMPENSATION FOR FISCAL YEAR ENDED DECEMBER 31, 2008

         In the fiscal year ended December 31, 2008, we compensated our executive officers through a combination of a base salary, a cash bonus, and options to purchase shares of our common stock. In addition, we provided other perquisites to our executive officers, which consisted of medical insurance and car allowances.

         Beginning in the second quarter of 2007, each of our executive officers was earning a base salary of $200,000, which the Board considered to be low, in an effort to conserve cash and improve our operating performance. Effective April 1, 2008, after negotiations with our Chief Executive Officer, our Board resolved to increase the annual salary of Colin Dyne to $395,000, and the annual salaries of Darryn Barber and Tom Nields to $250,000 and $235,000, respectively. The salary increases were provided to align the base salary component of our executive officer compensation to levels the Board believed were appropriate at the time. Effective as of February 1, 2009, the Board, in consultation with our Chief Executive Officer and Chief Financial Officer, resolved to temporarily reduce the base salaries of each of our named executive officers by 10% through April 30, 2009. The reduction in salary was made to improve our future operating cash flow in view of the changes in current economic conditions.

         Bonuses paid to our senior management team in the fiscal year ended December 31, 2008 were generally low, and were determined by our Board of Directors based on the performance of the company and the executive officer. During 2008, aside from an employment agreement entered into with Andrea Sobel, we were not party to any written employment agreements with our named executive officers. The following is a description of the material terms of each of our named executive officer's employment arrangements with us:

     COLIN DYNE

         On May 21, 2007, our Board of Directors appointed Colin Dyne as our Chief Executive Officer and Co-Chairman of the Board of Directors. Mr. Dyne received an annual salary of $200,000 from January 1 through March 31, 2008 and $395,000 from April 1, 2008 through January 31, 2009. On February 1, 2009, we temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $355,500 for Mr. Dyne through April 30, 2009. Mr. Dyne also receives medical insurance reimbursements and an auto allowance of $2,000 per month. Annual bonuses are determined at the discretion of the Board of Directors and amounted to $75,000 and $30,000 for the years ended December 31, 2008 and 2007, respectively.

     DARRYN BARBER

         Mr. Barber became our Chief Financial Officer on November 22, 2005. From January 1 through March 31, 2008, Mr. Barber received an annual salary of $200,000, which was increased to $250,000 on April 1, 2008 as described above. On May 8, 2008, our Board expanded the role of Mr. Barber to focus on business development, international expansion and growth of the company's portfolio of brands both organically and via acquisition, in addition to his responsibilities as Chief Financial Officer of the company. In connection with his added responsibilities, Mr. Barber was appointed as our President, his annual salary was increased to $275,000 per annum, and he was awarded a monthly car allowance of $1,500. As discussed above, on February 1, 2009, we temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $247,500 for Mr. Barber through April 30, 2009. Mr. Barber also receives medical insurance reimbursements. Mr. Barber's annual bonuses amounted to $22,500 and $25,000 for the years ended December 31, 2008 and 2007, respectively.

     THOMAS NIELDS

         On November 8, 2006, Mr. Nields was appointed our Chief Operating Officer. Mr. Nields earned a base salary of $200,000 from January 1 through April 8, 2008, which was subsequently increased to $235,000 as described above. On February 1, 2009, we temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $211,500 for Mr. Nields through April 30, 2009. Mr. Nields also receives medical insurance reimbursements and an auto allowance of $1,200 per month. Mr. Nields' annual bonuses amounted to $22,500 and $20,000 for the years ended December 31, 2008 and 2007, respectively. On August 8, 2008, we also awarded Mr. Nields an option to purchase 250,000 shares of our common stock at an exercise price of $0.40 per share.

     ANDREA SOBEL

          On May 22, 2008, Andrea Sobel was appointed our Vice President of Branding and Licensing. Ms. Sobel entered into an employment agreement with the company on May 16, 2008. Pursuant to the agreement, Ms. Sobel is employed on an "at-will" basis, and will be paid a base salary of $200,000 per annum. Pursuant to the terms of her employment agreement, Ms. Sobel was granted an option to purchase 200,000 shares of our common stock at an exercise price of $0.40 per share. During the first year of her employment, Ms. Sobel will be entitled to a bonus in the amount of three percent (3%) of license royalties received by the company. The employment agreement also provides that Ms. Sobel will receive all operative employee compensation, fringe benefit and perquisite, and other benefit and welfare plans or arrangements of the company then in effect from time to time and in which similarly situated executive officers of the company generally are entitled to participate. If at any time prior to May 16, 2011, we terminate Ms. Sobel's employment without cause and Ms. Sobel delivers to us a signed settlement agreement and general release, we will pay Ms. Sobel the equivalent of six months base salary, at her then current rate of pay. On February 1, 2009, we temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $180,000 for Ms. Sobel through April 30, 2009.

Ms. Sobel also receives medical insurance reimbursements and an auto allowance of $500 per month. Ms. Sobel's annual bonus amounted to $7,500 for the year ended December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

         The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2008. None of the named executive officers exercised options during the fiscal year ended December 31, 2008.

                                 Number of Securities Underlying
                                     Unexercised Options (#)
-------------------------- -------------------------------------------- ---------------------- ----------------------
                                                                           Option Exercise       Option Expiration
          Name                 Exercisable           Unexercisable             Price ($)                Date
-------------------------- --------------------- ---------------------- ---------------------- ----------------------
Colin Dyne                          --                     --                     --                     --
-------------------------- --------------------- ---------------------- ---------------------- ----------------------
Darryn Barber (1)                300,000                   --                   $1.25              July 7, 2016
                                 150,000                   --                   $0.46              June 5, 2017
                                  66,667                 33,333                 $0.38             August 7, 2017
                                 180,000                270,000                 $0.50            November 14, 2017
-------------------------- --------------------- ---------------------- ---------------------- ----------------------
Tom Nields (2)                    60,417                 39,583                 $1.25              June 22, 2016
                                 150,000                   --                   $0.46              June 5, 2017
                                  66,667                 33,333                 $0.38             August 7, 2017
                                  31,250                218,750                 $0.40             August 7, 2018
-------------------------- --------------------- ---------------------- ---------------------- ----------------------
Andrea Sobel (3)                    --                  200,000                 $0.40              May 16, 2018
-------------------------- --------------------- ---------------------- ---------------------- ----------------------

(1) On August 7, 2007, our Board of Directors approved an award to Darryn Barber of options to purchase 100,000 shares of our common stock. The options vested 50% on August 1, 2008, and the remaining 50% vest in equal monthly installments thereafter through August 1, 2009. As of December 31, 2008, 66,667 shares were vested.

     On November 14, 2007, our Board of Directors approved an award to Darryn Barber of options to purchase 450,000 shares of our common stock. The options vest in quarterly installments of 45,000 beginning February 14, 2008 through May 14, 2010. As of December 31, 2008, 180,000 shares were vested.

(2) On June 22, 2006, our Board of Directors approved an award to Mr. Nields of options to purchase 100,000 shares of our common stock. The options vested 25% after one year, and the remaining 75% vest in equal monthly installments thereafter through July 1, 2010. As of December 31, 2008, 60,417 shares were vested.

     On August 7, 2007, our Board of Directors approved an award to Mr. Nields of options to purchase 100,000 shares of our common stock. The options vested 50% on August 1, 2008, and the remaining 50% vest in equal monthly installments thereafter through August 1, 2009. As of December 31, 2008, 66,667 shares were vested.

     On August 7, 2008, our Board of Directors approved an award to Mr. Nields of options to purchase 250,000 shares of our common stock. The options vest in eight quarterly installments of 31,250 beginning November 7, 2008 through August 7, 2010. As of December 31, 2008, 31,250 shares were vested.

(3) On May 16, 2008, our Board of Directors approved an award to Ms. Sobel of options to purchase 200,000 shares of our common stock. The options vest 50% on May 1, 2009, and the remaining 50% vest in equal monthly installments thereafter through October 1, 2010.

DIRECTOR COMPENSATION

         The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2008.

                       Fees Earned                    All Other
                        or Paid in      Option      Compensation
       Name                Cash       Awards (5)         (2)           Total
-------------------   ------------   ------------   ------------   ------------
Dean Oakey (1) ....   $     10,000   $      3,235   $       --     $     13,235
Susan White (2) ...   $     10,000   $      3,235   $     52,955   $     66,190
Troy Carter (3) ...   $      2,500   $        592   $       --     $      3,092
Kenneth Wengrod (4)   $     10,000   $      4,670   $       --     $     14,670


(1) Mr. Oakey has been a member of our Board of Directors since November 2005. On June 26, 2008, Mr. Oakey was granted an option to purchase 30,000 shares of our common stock at a per share exercise price of $0.30. This option vests monthly through June 26, 2009 and has a term of ten years. Mr. Oakey did not exercise any of his option awards during the fiscal year ended December 31, 2008.
(2) Ms. White joined our Board of Directors on May 21, 2007. On June 26, 2008, Ms. White was granted an option to purchase 30,000 shares of our common stock at a per share exercise price of $0.30. This option vests monthly through June 26, 2009 and has a term of ten years. Ms. White did not exercise any of her options during the fiscal year ended December 31, 2008. Ms. White also provided consulting services to the Company and received $52,955 of consulting fees during the fiscal year ended December 31, 2008.
(3) Mr. Carter joined our Board of Directors on May 21, 2007 and resigned from this position on April 2, 2008. Mr. Carter did not exercise any of his options during the fiscal year ended December 31, 2008.
(4) Mr. Wengrod joined our Board of Directors on September 21, 2007. On June 26, 2008, Mr. Wengrod was granted an option to purchase 30,000 shares of our common stock at a per share exercise price of $0.30. This option vests monthly through June 26, 2009 and has a term of ten years. Mr. Wengrod did not exercise any of his options during the fiscal year ended December 31, 2008.
(5) The amounts in this column represent the dollar amounts recognized for financial statement reporting purposes in the applicable fiscal year with respect to stock options granted in the applicable fiscal year as well as prior fiscal years, in accordance with SFAS 123(R). For additional information on the valuation assumptions with respect to option grants, including the options granted in 2008 and 2007, please see Note 2 to our financial statements for the years ended December 31, 2008 and 2007. These amounts do not reflect the actual value that may be realized by the Directors which depends on the value of our shares in the future.

         The general policy of our Board is that compensation for non-employee directors should be a mix of cash and equity based compensation. We do not pay management directors for Board service in addition to their regular employee compensation. Currently, we pay our non-employee directors an annual fee of $10,000. Our directors are also reimbursed for travel expenses associated with attendance at Board meetings. There were no reimbursements for travel expenses for the fiscal year ended December 31, 2008.

         We do not have a formal policy with regard to option grants to our Board of Directors. However, when a director is elected or appointed to our Board, we generally follow a practice of granting an option to such director to purchase up to 30,000 shares of our common stock, with the size of the option grant being determined based on the number of months the new director will serve as a director in the fiscal year in which the option grant is awarded. Thereafter, we generally issue annual option grants to all non-employee directors to purchase up to 30,000 shares. In June 2008, our non-employee directors, Mr. Oakey, Ms. White and Mr. Wengrod, received 30,000 options each to purchase shares of our common stock.

         We are party to a consulting arrangement with Susan White, a member of our Board of Directors, pursuant to which Ms. White provides image and marketing consulting services to us. During the year ended December 31, 2008, we paid Ms. White approximately $53,000 for such consulting services.

2005 STOCK INCENTIVE PLAN

         Our 2005 Stock Incentive Plan was adopted on November 23, 2005 and became effective on January 5, 2006. A total of 5,500,000 shares of common stock have been reserved for issuance upon exercise of awards granted under the 2005 Stock Incentive Plan. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2005 Stock Incentive Plan.

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

         Our 2005 Stock Incentive Plan provides for the grant of both incentive stock options that qualify under Section 422 of the Internal Revenue Code and nonqualified stock options. Incentive stock options may be granted only to employees of ours or any parent or subsidiary of ours. All awards other than incentive stock options may be granted to our employees, officers, directors, consultants, independent contractors and advisors of ours or any parent or subsidiary of ours. The exercise price of incentive stock options must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of incentive stock options granted to 10% shareholders must be at least equal to 110% of that value. The exercise price of nonqualified stock options will be determined by our board of directors when the options are granted.

         In general, options will vest over a four-year period. The term of options granted under our 2005 Stock Incentive Plan may not exceed 10 years.

         Awards granted under our 2005 Stock Incentive Plan may not be transferred in any manner other than by will or by the laws of descent and distribution or as determined by our board of directors. Unless otherwise restricted by our board of directors, nonqualified stock options may be exercised during the lifetime of the optionee only by the optionee, the optionee's guardian or legal representative or a family member of the optionee who has acquired the option by a permitted transfer. Incentive stock options may be exercised during the lifetime of the optionee only by the optionee or the optionee's guardian or legal representative. Options granted under our 2005 Stock Incentive Plan generally may be exercised for a period of three months after the termination of the optionee's service with us or any parent or subsidiary of ours. Options will generally terminate immediately upon termination of employment for cause.

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

         In addition to the indemnification required in our articles of incorporation and bylaws, we have entered into indemnity agreements with each of our current officers, directors and a key employee. These agreements provide for the indemnification of our directors, officers and key employee for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were our agents. We believe these indemnification provisions and agreements are necessary to attract and retain qualified directors, officers and key employees.

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

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, key employees or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table presents information regarding the beneficial ownership of our common stock as of March 2, 2009 by:

         o        each  of  the  executive   officers   listed  in  the  summary
                  compensation table;

         o        each of our directors;

         o        all of our directors and executive officers as a group; and

         o each shareholder known to us to be the beneficial owner of more than 5% of our common stock.

         Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options from the Company that are currently exercisable or exercisable within 60 days of March 2, 2009 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

         The information presented in this table is based on 36,002,563 shares of our common stock outstanding on March 2, 2009. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o People's Liberation, Inc., 1212 S. Flower Street, 5th Floor, Los Angeles, CA 90015.

                                                             NUMBER OF
                                                               SHARES          PERCENTAGE
                                                            BENEFICIALLY        OF SHARES
NAME OF BENEFICIAL OWNER                                        OWNED          OUTSTANDING
-------------------------------------------------------     ------------     --------------
EXECUTIVE OFFICERS AND DIRECTORS:
Colin Dyne (1) ........................................        7,731,560          21.5%
   Director, Chief Executive Officer and Secretary
Darryn Barber (2) .....................................          895,060           2.4%
   Chief Financial Officer
Thomas Nields (3) .....................................          660,857           1.8%
   Chief Operating Officer
Andrea Sobel (4) ......................................          100,000             *
   Chief Operating Officer
Dean Oakey (5) ........................................          456,983           1.3%
   Director
Susan White (6) .......................................           49,000             *
   Director
Kenneth Wengrod (7) ...................................           49,000             *
   Director
Named Directors and officers as a group (7 persons) (8)        9,942,460          26.4%

5% SHAREHOLDERS:
Microcapital Fund LP and Microcapital Fund Ltd (9) ....        2,595,000           7.1%
Gerard Guez (10) ......................................       10,698,387          29.7%
Bristol Investment Fund Ltd (11) ......................        2,903,700           8.1%

----------
*  Less than 1%

(1)      Consists of 7,731,560 shares of common stock.

(2) Consists of 132,560 shares of common stock and 762,500 options to purchase common stock.

(3) Consists of 290,024 shares of common stock and 370,833 options to purchase common stock.

(4)      Consists of 100,000 options to purchase common stock.

(5) Consists of 93,483 shares of common stock, warrants to purchase 278,500 shares of common stock and options to purchase 85,000 shares of common stock.

(6)      Consists of 49,000 options to purchase common stock.

(7)      Consists of 49,000 options to purchase common stock.

(8) Consists of 8,247,627 shares of common stock, warrants to purchase 278,500 shares of common stock and options to purchase 1,416,333 shares of common stock

(9) Consists of 1,333,600 shares of common stock and warrants to purchase 533,440 shares of common stock at an exercise price of $2.00 per share owned by Microcapital Fund LP and 461,400 shares of common stock and warrants to purchase 266,560 shares of common stock at an exercise price of $2.00 owned by Microcapital Fund Ltd. Ian P. Ellis, the general partner of MicroCapital Fund LP and as Director of Fund of Microcapital Fund Ltd., exercises voting and investment authority over the shares held by these companies. The address of Microcapital Fund LP and Microcapital Fund Ltd is 201 Post Street, San Francisco, California 94108.

(10) Consists of 10,698,387 shares of common stock. On December 10, 2007, Gerard Guez entered into a purchase agreement with Daniel Guez, whereby Gerard Guez purchased 10,698,387 shares of common stock held by Daniel Guez. The address of Gerard Guez is 9000 Sunset Boulevard, Penthouse West Hollywood, CA 90069.

(11) Consists of 2,903,700 shares of common stock. Paul Kessler, as Director, exercises voting and investment authority over the shares held by this company. The address of Bristol Investment Fund, Ltd. is Caledonian House, 69 Dr. Roy's Drive, P.O. Box 1043, Grand Cayman KY1-1102, Cayman Islands.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth certain information regarding our equity compensation plans as of December 31, 2008.

                          NUMBER OF SECURITIES TO            WEIGHTED-AVERAGE             NUMBER OF SECURITIES
                          BE ISSUED UPON EXERCISE            EXERCISE PRICE OF           REMAINING AVAILABLE FOR
                          OF OUTSTANDING OPTIONS,          OUTSTANDING OPTIONS,       FUTURE ISSUANCE UNDER EQUITY
                            WARRANTS AND RIGHTS             WARRANTS AND RIGHTS             COMPENSATION PLANS
                        ----------------------------   ----------------------------   ----------------------------
Equity compensation
plans approved by
security holders ....           5,216,000                         $ 1.29                       2,784,000

Equity compensation
plans not approved by
security holders ....           1,065,000                         $ 0.93                            --

Total ...............           6,281,000                         $ 1.23                       2,784,000


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

         Effective October 1, 2007, we entered into a consulting agreement with Europlay Capital Advisors, LLC. Under the terms of the consulting agreement, Europlay Capital Advisors will be our exclusive financial advisor to raise capital and provide other financial advisory and investment banking services to us for a term of one year. In conjunction with the consulting agreement, we issued to Europlay Capital Advisors a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.50 per share. The warrant is fully vested and has a term of five years. No proceeds were received by us as a result of the warrant issuance.

         On November 13, 2007, we issued a warrant to purchase 150,000 shares of our common stock to William Rast Enterprises, LLC. The warrant has an exercise price of $0.40, vested immediately and has a term of five years. No proceeds were received by us as a result of the warrant issuance.

ITEM 13. CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS,   AND   DIRECTOR
         INDEPENDENCE

         Other than the employment arrangements described above in "Executive Compensation" and the transactions described below, since January 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

         o in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our assets at year-end for the last three completed fiscal years; and

         o in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

TRANSACTIONS WITH OFFICERS AND DIRECTORS AND 5% SHAREHOLDERS

         Colin Dyne became our Chief Executive Officer and a director of the company on May 21, 2007. Colin Dyne is a significant stockholder and has served as a consultant to the company since December 2005, advising on strategic sales initiatives. We paid $192,000 in consulting fees to Mr. Dyne during the year ended December 31, 2007. There were no consulting fees paid to Mr. Dyne during the year ended December 31, 2008.

         Mr. Dyne also serves as a member of the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon zippers. Mr. Dyne founded
Tag-It, Inc., a subsidiary of Talon, in 1991. Mr. Dyne served as Talon's President from inception and as its Chief Executive Officer from 1997 to 2005. During the years ended December 31, 2008 and 2007, we purchased trim products from Talon amounting to approximately $536,000 and $395,000, respectively.

         Kenneth Wengrod, a member of our Board of Directors, currently serves as President of FTC Commercial Corp., a company which he founded in 2002 and in which he continues to hold a minority equity position. We are party to various factoring agreements with FTC as further described in Note 4 to the consolidated financial statements. As of December 31, 2008, total factored accounts receivable included in due to factor amounted to approximately $4.1 million. Outstanding advances as of December 31, 2008 amounted to approximately $3.5 million, and are included in the due to factor balance.

         We are party to a consulting arrangement with Susan White pursuant to which Ms. White provides image and marketing consulting services to us. During the years ended December 31, 2008 and 2007, we have paid Ms. White approximately $53,000 and $94,000 for such consulting services.

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

         Kevin R. Keating, a former director of the company, is the father of the principal member of Keating Investments, LLC. Keating Investments, LLC is the managing member of Keating Reverse Merger Fund and is also the managing member and 90% owner of Keating Securities, LLC, a registered broker-dealer. Kevin Keating resigned from our Board of Directors on May 21, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Effective November 30, 2005, Grobstein, Horwath & Company, LLP became our principal independent accounting firm. All audit work was performed by the full time employees of Grobstein, Horwath & Company, LLP. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Grobstein, Horwath & Company, LLP. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence, and has approved such services. The personnel of Grobstein, Horwath & Company joined with Crowe Horwath LLP. As a result of this event, the Company's client relationship with Grobstein, Horwath & Company has ceased and, effective February 20, 2009, Crowe Horwath LLP became the Company's principal independent accounting firm.

     AUDIT FEES

         Fees for audit and review services provided by Grobstein, Horwath & Company, LLP totaled approximately $150,000 during the year ended December 31, 2008, including fees associated with the December 31, 2007 audit, and the reviews of our quarterly financial statements for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008.

         Fees for audit and review services provided by Grobstein, Horwath & Company, LLP totaled approximately $146,000 during the year ended December 31, 2007, including fees associated with the December 31, 2006 audit, and the reviews of our quarterly financial statements for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007.

     AUDIT-RELATED FEES

         Audit-related services amounted to approximately $70,000 and related to the audit of the financial statements of J. Lindeberg USA Corp., an entity acquired in part by the Company during the year ended December 31, 2008. There were no audit-related services provided for the year ended December 31, 2007.

     TAX FEES

         Fees for tax services provided by Grobstein, Horwath & Company, LLP during the year ended December 31, 2008 amounted to approximately $32,000. Tax services provided during the year ended December 31, 2008 primarily consisted of the preparation of the Federal and State tax returns for the Company and its subsidiaries and other tax compliance services.

         Fees for tax services provided by Grobstein, Horwath & Company, LLP during the year ended December 31, 2007 amounted to approximately $27,000. Tax services provided during the year ended December 31, 2007 primarily consisted of the preparation of the Federal and State tax returns for the Company and its subsidiaries and other tax compliance services.

     ALL OTHER FEES

         No other fees were incurred during the years ended December 31, 2008 and 2007 for services provided by Grobstein, Horwath & Company, LLP.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      Documents filed as part of this report

         1.       FINANCIAL STATEMENTS.

                  See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

         2. FINANCIAL STATEMENT SCHEDULES.

                  All financial statement schedules are omitted because the information in inapplicable or presented in the Notes to Financial Statements.

                  a.       Exhibits. See Item 15(b) below.

(b) Exhibits. We have filed, or incorporated into this Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c)      Financial Statement Schedule. See Item 15(a) above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PEOPLE'S LIBERATION, INC.


Date: March 31, 2009                       /S/ DARRYN BARBER
                                     ------------------------------------------
                                     By:   Darryn Barber
                                     Its:  Chief Financial Officer and President
                                           (Principal Financial and Accounting
                                           Officer)

                                POWER OF ATTORNEY

         The undersigned directors and officers of People's Liberation, Inc. do hereby constitute and appoint Colin Dyne and Darryn Barber, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                           TITLE                           DATE
         ----                           -----                           ----

   /S/ COLIN DYNE            Chief Executive Officer,             March 31, 2009
-----------------------          Secretary, and Director
     Colin Dyne                  (Principal Executive
                                 Officer)

  /S/ DARRYN BARBER          Chief Financial Officer and          March 31, 2009
-----------------------          President (Principal
    Darryn Barber                Financial and
                                 Accounting Officer)

   /S/ SUSAN WHITE           Director                             March 31, 2009
-----------------------
     Susan White

   /S/ KEN WENGROD           Director                             March 31, 2009
-----------------------
     Ken Wengrod

   /S/ DEAN OAKEY            Director                             March 31, 2009
-----------------------
     Dean Oakey

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  EXHIBIT TITLE
-------        -----------------------------------------------------------------

2.1 Contribution Agreement, effective as of July 1, 2008, by and among J. Lindeberg, USA, LLC, Bella Rose, LLC and J. Lindeberg USA Corp. (1)

3.1 Amended and Restated Certificate of Incorporation of People's Liberation, Inc. (2)

3.10           Bylaws of People's Liberation, Inc.(3)

4.1            2005 People's Liberation, Inc. Option Plan. (3) **

10.1           Form of Indemnity Agreement. (3)

10.2 Factor Agreement entered into on October 14, 2004 by and between Versatile and FTC Commercial Corp. (3)

10.3 Amendment No. 1 To Factoring Agreement between Versatile and FTC Commercial Corp. dated September 30, 2005 (4)

10.4 Factoring Agreement entered into by and between Bella Rose and FTC Commercial Corp. dated October 12, 2005 (4)

10.5           Registration  Rights  Agreement dated November 23, 2005 among the
               Registrant   and  Sanders   Morris   Harris  Inc.  as  agent  and
               attorney-in-fact for the Investors identified therein. (4)

10.6           Form of Common Stock Purchase Warrant. (4)

10.7 Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC, dated as of January 1, 2007 by and between Bella Rose, LLC and William Rast Enterprises, LLC (5)

10.8 Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, dated as of January 1, 2007 by and between Bella Rose, LLC and William Rast Enterprises, LLC (5)

10.9 Factoring Agreement entered into on October 1, 2006 by and between William Rast Sourcing, LLC and FTC Commercial Corp. (6)

10.10 Letter Agreement by and between William Rast Sourcing, LLC and FTC Commercial Corp. dated October 1, 2006 (6)

10.11 Letter Agreement by and between Versatile Entertainment, Inc. and FTC Commercial Corp. dated September 1, 2006. (6)

10.12 Amendment No. 1 to Inventory Loan Facility Agreement entered into on October 1, 2006 by and between Versatile Entertainment, Inc. and FTC Commercial Corp. (6)

10.13 Letter Agreement by and between Bella Rose, LLC d/b/a William Rast and FTC Commercial Corp. dated September 1, 2006. (6)

10.14          Employment  Agreement of Daniel Guez dated January 12, 2007.  (7)
               **

10.15 Addendum entered into as of May 21, 2007 by and between People's Liberation, Inc. and Daniel S. Guez. (8) **

10.16 Amended and Restated Employment Agreement dated as of the 19th day of June, 2007 by and between People's Liberation, Inc. and Daniel S. Guez. (9) **

10.17 Separation Agreement dated October 5, 2007, by and between People's Liberation, Inc. and Daniel S. Guez. (10)

10.18 Registration Rights Agreement dated September 28, 2007, by and among People's Liberation and the investors identified on the signature pages thereof. (11)

10.19 Form of Warrant issued to Europlay Capital Advisors, LLC, dated October 1, 2007. (11)

10.20 Form of Warrant issued to William Rast Enterprises, LLC, dated November 13, 2007. (11)

10.21 First Amendment to Amended and Restated Operating Agreement of William Rast Sourcing, LLC dated as of November 9, 2007, and effective as of April 1, 2007, by and between Bella Rose, LLC and William Rast Enterprises, LLC. (12)

10.22 First Amendment to Amended and Restated Operating Agreement of William Rast Licensing, LLC dated as of November 9, 2007, and effective as of April 1, 2007, by and between Bella Rose, LLC and William Rast Enterprises, LLC. (12)

10.23 Consulting Agreement entered into on February 1, 2007, by and between Versatile Entertainment, Inc. and Akari Enterprises, LLC.
               (12)

10.24 Amendment No. 1 to Inventory Loan Facility Agreement entered into as of October 23, 2007, by and between FTC Commercial Corp. and William Rast Sourcing, LLC. (12)

10.25 Amendment No. 2 to Inventory Loan Facility Agreement entered into as of October 23, 2007 by and between FTC Commercial Corp. and Versatile Entertainment, Inc. (12)

10.26 Engagement Letter by and between People's Liberation and Europlay Capital Advisors dated October 1, 2007. (12)(13)

10.27 Design Services Agreement between William Rast Sourcing, LLC and Paris68, LLC dated February 27, 2008. (14)

10.28 Employment Agreement by and between People's Liberation, Inc. and Andrea Sobel dated May 16, 2008. (15) **

10.29 Operating Agreement of J. Lindeberg USA, LLC, effective as of July 1, 2008, by and among J. Lindeberg USA, LLC, Bella Rose, LLC and J. Lindeberg USA Corp. (1)

10.30 JL Sweden Services Agreement, effective as of July 1, 2008, by and between J. Lindeberg AB and J. Lindeberg USA, LLC. (1)

10.31 Management Services Agreement, effective as of July 1, 2008, by and between People's Liberation, Inc. and J. Lindeberg USA, LLC.
               (1)

10.32 Trademark License Agreement, effective as of July 1, 2008, by and between J. Lindeberg AB and J. Lindeberg USA, LLC. (1)

10.33          Factoring  Agreement,  dated  August 6, 2008,  by and  between J.
               Lindeberg USA, LLC and FTC Commercial Corp. (1)

10.34 Inventory Loan Facility Agreement, dated August 6, 2008, by and between J. Lindeberg USA, LLC and FTC Commercial Corp. (1)

10.35          Form of Guaranty  entered into in favor of FTC  Commercial  Corp.
               (1)

10.36 Letter Agreement, dated December 16, 2008, by and between Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc., the Company, and the Company's wholly-owned subsidiary Versatile Entertainment, Inc.
               (17)

10.37 Standard Office Lease, dated January 22, 2009, by and between 1212 Flower Real Estate, LLC and People's Liberation, Inc.

10.38 Standard Industrial/Commercial Multi-Tenant Lease- Gross, dated January 22, 2009, by and between 1212 Flower Real Estate, LLC and People's Liberation, Inc.

10.39 Addendum to Standard Industrial/Commercial Multi-Tenant Lease-Gross, dated January 22, 2009, by and between 1212 Flower Real Estate, LLC and People's Liberation, Inc.

14.1           People's Liberation, Inc. Code of Ethical Conduct. (16)

21.1           Subsidiaries of People's Liberation, Inc.

23.1           Consent of Independent Registered Public Accounting Firm.

23.2           Consent of Independent Registered Public Accounting Firm.

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

(1) Incorporated by referenced to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

(2) Incorporated by referenced to our Current Report on Form 8-K (dated July 14, 2008), filed on July 18, 2008.

(3) Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-130930), filed on January 9, 2006.

(4) Incorporated by reference to our Current Report on Form 8-K (dated November 22, 2005), filed November 25, 2005.

(5)  Incorporated  by reference to our Current  Report on Form 8-K (dated May 8,
     2007), filed with the Securities and Exchange Commission on May 14, 2007.

(6) Incorporated by reference to our Current Report on Form 10-KSB filed March 16, 2007.

(7) Incorporated by reference to our Current Report on Form 8-K (dated January 12, 2007), filed on January 17, 2007.

(8)  Incorporated  by reference to our Current Report on Form 8-K (dated May 21,
     2007), filed on May 24, 2007.

(9)  Incorporated by reference to our Current Report on Form 8-K (dated June 19,
     2007), filed on June 25, 2007.

(10) Incorporated by reference to our Current Report on Form 8-K (dated October 2, 2007), filed with the Securities and Exchange Commission on October 9, 2007.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

(12) Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-147684) filed on November 28, 2007.

(13) Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 406 of the General Rules and Regulations under the Securities Act of 1933, as amended.

(14) Incorporated by reference to our Current Report on Form 10-KSB filed March 24, 2008.

(15) Incorporated  by reference to our Current Report on Form 8-K (dated May 16,
     2008), filed with the Securities and Exchange Commission on May 22, 2008.

(16) Incorporated by reference to our Current Report on Form 10-KSB filed March 7, 2006.

(17) Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the Rules and Regulations under the Securities and Exchange Act of 1934, as amended.


** Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.