Form 10-Q
period 2009-03-31
PEOPLES LIBERATION INC
filed 2009-05-15
CIK 791770

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2009

[_] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ______________ to ________________.

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

                        1212 S. FLOWER STREET, 5TH FLOOR
                              LOS ANGELES, CA 90015
               (Address of principal executive offices) (Zip Code)

                                 (213) 745-2123
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [_]                   Accelerated filer [_]

     Non-accelerated filer [_]                     Smaller reporting company [X]
     (Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         As of May 14, 2009, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.


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

                               INDEX TO FORM 10-Q



                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION................................................3

Item 1.   Financial Statements.................................................3

          Consolidated Balance Sheets as of March 31, 2009 (unaudited)
          and December 31, 2008................................................3

          Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2009 and March 31, 2008.......................4

          Consolidated Statements of Cash Flows (unaudited) for the
          three months ended March 31, 2009 and March 31, 2008.................5

          Notes to Consolidated Financial Statements (unaudited)...............6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........28

Item 4T.  Controls and Procedures.............................................28

PART II   OTHER INFORMATION...................................................29

Item 1A.  Risk Factors........................................................29

Item 6.   Exhibits............................................................29

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                            PEOPLE'S LIBERATION, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,     December 31,
                                                                                   2009            2008
                                                                               ------------    ------------
                                                                                (Unaudited)
                                  Assets
Current Assets:
   Cash and cash equivalents ...............................................   $  2,642,367    $  1,888,718
   Due from factor .........................................................        140,695            --
   Accounts receivable, net of allowance for doubtful accounts .............        416,433       1,307,922
   Inventories .............................................................      4,146,542       4,925,438
   Prepaid expenses and other current assets ...............................        155,073         247,672
                                                                               ------------    ------------
     Total current assets ..................................................      7,501,110       8,369,750

Property and equipment, net of accumulated depreciation and amortization ...        866,473         837,351
Trademarks, net of accumulated amortization ................................        568,583         600,609
Intangible asset ...........................................................        428,572         428,572
Other assets ...............................................................        479,781         444,266
                                                                               ------------    ------------
Total assets ...............................................................   $  9,844,519    $ 10,680,548
                                                                               ============    ============

                  Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses ...................................   $  3,302,225    $  3,801,080
   Due to factor ...........................................................           --           170,369
   Customer deposits .......................................................      2,000,000       1,000,000
   Due to member ...........................................................        653,105         427,623
   Income taxes payable ....................................................         24,164          17,789
                                                                               ------------    ------------
     Total current liabilities .............................................      5,979,494       5,416,861
                                                                               ------------    ------------


Stockholders' equity:
   Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563
     shares issued and outstanding at March 31, 2009 and December 31, 2008 .         36,002          36,002
   Additional paid-in capital ..............................................      7,997,132       7,951,960
   Accumulated deficit .....................................................     (7,978,578)     (6,349,151)
                                                                               ------------    ------------
      Total stockholders' equity ...........................................         54,556       1,638,811
                                                                               ------------    ------------

Noncontrolling interest ....................................................      3,810,469       3,624,876
                                                                               ------------    ------------
      Total equity .........................................................      3,865,025       5,263,687
                                                                               ------------    ------------
Total liabilities and stockholders' equity .................................   $  9,844,519    $ 10,680,548
                                                                               ============    ============


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                        ----------------------------
                                                            2009            2008
                                                        ------------    ------------
Net sales ...........................................   $  7,530,078    $  6,916,639
Cost of goods sold ..................................      4,176,153       3,484,416
                                                        ------------    ------------
 Gross profit .......................................      3,353,925       3,432,223
                                                        ------------    ------------

Selling, design and production ......................      2,793,273       1,948,960
General and administrative ..........................      1,944,396       1,106,629
                                                        ------------    ------------

 Total operating expenses ...........................      4,737,669       3,055,589
                                                        ------------    ------------

(Loss) income from operations .......................     (1,383,744)        376,634

Interest expense, net ...............................         44,090          21,251
                                                        ------------    ------------

(Loss) income before income taxes and noncontrolling
interest in subsidiaries' earnings ..................     (1,427,834)        355,383
                                                        ------------    ------------

Provision for income taxes ..........................         16,000           8,400
                                                        ------------    ------------

Net (loss) income ...................................     (1,443,834)        346,983
                                                        ------------    ------------

Noncontrolling interest in subsidiaries' earnings ...        185,593         284,648
                                                        ------------    ------------

Net (loss) income attributable to common stockholders   $ (1,629,427)   $     62,335
                                                        ============    ============

Basic and diluted (loss) income per common share ....   $      (0.05)   $       0.00
                                                        ============    ============

Basic weighted average common shares outstanding ....     36,002,563      36,002,563
                                                        ============    ============
Diluted weighted average common shares outstanding ..     36,002,563      36,070,901
                                                        ============    ============


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                Three Months Ended
                                                                    March 31,
                                                           --------------------------
                                                               2009           2008
                                                           -----------    -----------
Cash flows from operating activities:
  Net (loss) income ....................................   $(1,443,834)   $   346,983
    Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
     Depreciation and amortization .....................        75,499         57,886
     Allowance for doubtful accounts ...................         5,000          1,000
     Warrants issued for services ......................          --            6,700
     Stock based compensation ..........................        45,172         43,831
     Impairment of long-lived asset ....................        69,270           --
     Loss on disposal of fixed asset ...................         1,099           --
     Changes in operating assets and liabilities:
       Receivables .....................................       575,425        130,887
       Inventories .....................................       778,896         62,944
       Refundable income taxes .........................          --           11,500
       Prepaid expenses and other current assets ......         92,599         93,474
       Prepaid design fees .............................          --         (781,818)
       Other assets ....................................       (35,515)       200,000
       Accounts payable and accrued expenses ...........      (498,855)       195,471
       Customer deposits ...............................     1,000,000           --
       Due to member ...................................       225,482           --
       Income taxes payable ............................         6,375          7,118
                                                           -----------    -----------
         Net cash flows provided by operating activities       896,613        375,976
                                                           -----------    -----------

Cash flows from investing activities:
  Acquisition of trademarks ............................       (48,550)       (29,948)
  Acquisition of property and equipment ................       (94,414)      (389,554)
                                                           -----------    -----------
     Net cash flows used in investing activities .......      (142,964)      (419,502)
                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents ...       753,649        (43,526)
Cash and cash equivalents, beginning of period .........     1,888,718        362,505
                                                           -----------    -----------
Cash and cash equivalents, end of period ...............   $ 2,642,367    $   318,979
                                                           ===========    ===========

Supplemental  disclosures of cash flow information:
Cash paid (received) during the period for:
  Interest .............................................   $    44,191    $    21,251
  Income taxes paid ....................................        12,025          1,450
  Income taxes received ................................          --          (11,668)


                 See Notes to Consolidated Financial Statements.

1.       PRESENTATION OF INTERIM INFORMATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of the management of People's Liberation, Inc. (the "Company") and subsidiaries are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company's Form 10-K for the year ended December 31, 2008.

2.       ORGANIZATION AND NATURE OF OPERATIONS

ORGANIZATION

         People's Liberation, Inc. is the parent holding company of Versatile Entertainment, Inc. ("Versatile"), a California corporation established in April of 2001, and Bella Rose, LLC ("Bella Rose"), a California limited liability company established in May 2005, both of which were consolidated on November 22, 2005 and became wholly-owned subsidiaries of the Company on the effective date of the Company's exchange transaction. William Rast Sourcing, LLC ("William Rast Sourcing") and William Rast Licensing, LLC ("William Rast Licensing"), both California limited liability companies, were formed effective October 1, 2006 and are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC ("WRE"), an entity owned in part by Justin Timberlake. J. Lindeberg USA, LLC ("J. Lindeberg USA"), a California limited liability company, was formed effective July 1, 2008 and is owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp., a New York corporation and an entity owned by J. Lindeberg AB, a Swedish corporation (collectively "Lindeberg Sweden"). William Rast Europe Holdings, LLC ("William Rast Europe"), a Delaware limited liability company, was formed on March 11, 2009 and is a wholly-owned subsidiary of William Rast Sourcing.

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

         Beginning October 1, 2006, William Rast Sourcing and William Rast Licensing are consolidated under Bella Rose. Until WRE has a basis in the capital of William Rast Sourcing and William Rast Licensing, losses will not be allocated to WRE. Instead, all losses will be recognized by Bella Rose in consolidation. Subsequently, if profits are generated by William Rast Sourcing and William Rast Licensing, then profits will not be allocated to WRE until previously unrecognized noncontrolling interest losses are fully recouped by Bella Rose. Minimum profit allocations to WRE will be accounted for as a noncontrolling interest in the consolidated financial statements of the Company.

         Effective July 1, 2008, Bella Rose and Lindeberg Sweden entered into an operating agreement and other related agreements for J. Lindeberg USA. Pursuant to the agreements, J. Lindeberg USA has the rights to source, market, and distribute J. Lindeberg(TM) branded apparel in the United States on an exclusive basis. The agreements provide that Bella Rose and Lindeberg Sweden each hold a 50% interest in J. Lindeberg USA with the business of J. Lindeberg USA being operated by Bella Rose. Bella Rose has management control over J. Lindeberg USA and therefore, beginning July 1, 2008, the operations of J. Lindeberg USA are included in the consolidated financial statements of the Company. Profit and loss allocations to Lindeberg Sweden are recorded as a noncontrolling interest in the consolidated financial statements of the Company.

         William Rast Sourcing is the sole member of William Rast Europe, an entity formed in March 2009 to distribute William Rast apparel and accessories in Europe. There currently is no significant activity in this newly formed entity.

NATURE OF OPERATIONS

         The Company markets and sells high-end casual apparel under the brand names "People's Liberation," "William Rast" and, in the United States, "J. Lindeberg," through Versatile and Bella Rose, its wholly owned subsidiaries, and through Bella Rose's 50% owned subsidiaries, William Rast Sourcing, William Rast Licensing and J. Lindeberg USA. The majority of the merchandise the companies offer consists of premium denim, knits, wovens, golf wear and outerwear for men and women. In the United States, William Rast Sourcing and J. Lindeberg USA
distribute their merchandise to boutiques, specialty stores and better department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus and Fred Segal. The Company also markets and sells J. Lindeberg branded collection and golf apparel through its retail store in New York City and J. Lindeberg golf wear to green grass golf stores and boutiques in the United States. Internationally, in select countries, William Rast Sourcing sells its products directly and through distributors to better department stores and boutiques throughout the world.

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

         The Company commenced its People's Liberation business in July 2004. On December 16, 2008, the Company entered into an agreement with Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, "Charlotte Russe"), pursuant to which the Company's wholly-owned subsidiary, Versatile, agreed to exclusively sell to Charlotte Russe, in North America and Central America, People's Liberation(TM) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories. The Company ceased to sell People's Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009. The Company will continue to market and sell People's Liberation branded merchandise internationally, with the exception of Central America. Sales to Charlotte Russe under the terms of this agreement are expected to begin shipping in June 2009.

         The Company is headquartered in Los Angeles, California, maintains showrooms in New York, Los Angeles and Atlanta, and has sales representatives in Dallas, Texas, and Orlando, Florida.

3.       RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2009, the Company adopted the provisions of SFAS 141(R), "Business Combinations (revised 2007)" (SFAS 141(R)). SFAS 141(R) retains the underlying concepts of SFAS 141, "Business Combinations" (SFAS 141) in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all of business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes" (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).
         The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the acquisition method. The final purchase price allocation of all acquired businesses is subject to the completion of the valuation of certain assets and liabilities, as well as plans for consolidation of facilities, relocation or reduction of employees and other restructuring activities. For acquisitions subject to SFAS 141(R), during the measurement period, the Company will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting as previously done under SFAS 141. There was no significant impact from the effects of the SFAS 141(R) changes on the Company's acquisition activity in the first three months of 2009.

      Effective January 1, 2009, the Company adopted the provisions of SFAS 160. Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net (loss) income to be recast to include net (loss) income attributable to the noncontrolling interest. As a result of this adoption, the Company reclassified noncontrolling interests in the amount of $2.3 million from the mezzanine section to equity in the December 31, 2008 balance sheet.

4.       EARNINGS PER SHARE

         The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period.

         Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,531,000 shares of common stock at exercise prices ranging from $0.30 to $1.25 per share were outstanding as of March 31, 2009, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

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

         The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations:

THREE MONTHS ENDED MARCH 31, 2009           (LOSS) INCOME      SHARES      PER SHARE
---------------------------------            -----------    -----------   -----------
Basic loss per share:
Loss attributable to common stockholders     $(1,629,427)    36,002,563   $     (0.05)

Effect of Dilutive Securities:
Options ................................            --             --            --
Warrants ...............................            --             --            --
                                             -----------    -----------   -----------
Loss attributable to common stockholders     $(1,629,427)    36,002,563   $     (0.05)
                                             ===========    ===========   ===========


THREE MONTHS ENDED MARCH 31, 2008
---------------------------------
Basic income per share:
Income attributable to common stockholders   $    62,335     36,002,563   $      0.00

Effect of Dilutive Securities:
Options ..................................          --           56,800          --
Warrants .................................          --           11,538          --
                                             -----------    -----------   -----------
Income attributable to common stockholders   $    62,335     36,070,901   $      0.00
                                             ===========    ===========   ===========


5.       DUE FROM (TO) FACTOR

         Due from (to) factor is summarized as follows:

                                                    MARCH 31,      DECEMBER 31,
                                                      2009             2008
                                                  ------------     ------------
Outstanding receivables:
  Without recourse ...........................    $  3,853,281     $  3,423,524
  With recourse ..............................         854,408          692,155
                                                  ------------     ------------
                                                     4,707,689        4,115,679
Advances .....................................      (3,956,647)      (3,520,281)
Open credits .................................        (610,347)        (765,767)
                                                  ------------     ------------
                                                  $    140,695     $   (170,369)
                                                  ============     ============

6.       INVENTORIES

         Inventories are summarized as follows:
                                                     MARCH 31,      DECEMBER 31,
                                                       2009             2008
                                                   ------------     ------------

Piece goods and trim .........................     $  1,082,600     $  1,564,727
Work in process ..............................          153,588          418,710
Finished goods ...............................        2,910,354        2,942,001
                                                   ------------     ------------
                                                   $  4,146,542     $  4,925,438
                                                   ============     ============

7.       CHARLOTTE RUSSE DISTRIBUTION AGREEMENT AND CUSTOMER DEPOSITS

         On December 16, 2008, the Company entered into an agreement (the "AGREEMENT") with Charlotte Russe, pursuant to which the Company's wholly-owned subsidiary, Versatile, agreed to exclusively sell to Charlotte Russe, in North America and Central America, People's Liberation(TM) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories.

         Pursuant to the Agreement, the Company will continue to design, source, sample, fit and deliver an assortment of finished goods selected by Charlotte Russe and sell such merchandise to Charlotte Russe at wholesale prices. Charlotte Russe has the exclusive right to market, distribute, and sell People's Liberation branded merchandise purchased from the Company in North America and Central America through Charlotte Russe(TM) branded retail stores and related distribution channels, including outlet locations and direct-to-consumer sales. The Company ceased to sell People's Liberation branded merchandise in such territories to parties other than Charlotte Russe effective April 30, 2009. The Company will continue to market and sell its People's Liberation branded merchandise internationally, with the exception of Central America. Product sales to Charlotte Russe under the terms of this agreement are expected to begin shipping in June 2009.

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

         Included in customer deposits as of December 31, 2008, is a $1 million payment received from Charlotte Russe in December 2008 upon execution of the Agreement. Total advance payments received from Charlotte Russe as of March 31, 2009 amounted to $2 million. Advance payments will be applied against future minimum purchase requirements for the related contract year of the Agreement.

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

8. J. LINDEBERG USA, LLC AND DUE TO MEMBER

         Effective July 1, 2008, the Company, through its wholly-owned subsidiary, Bella Rose, and Lindeberg Sweden entered into an operating agreement and other related agreements for the Company's newly formed subsidiary, J. Lindeberg USA. Pursuant to the agreements, J. Lindeberg USA will source, market, and distribute J. Lindeberg(TM) branded apparel in the United States on an exclusive basis. The agreements provide that the Company and Lindeberg Sweden each hold a 50% interest in J. Lindeberg USA with the business of J. Lindeberg USA being operated by the Company. Under the terms of the agreements, Lindeberg Sweden was required to contribute to J. Lindeberg USA $20,000 in cash as well as certain assets consisting primarily of accounts receivable and inventory. The Company was required to contribute to J. Lindeberg USA $20,000 in cash and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. The agreements also provide that Lindeberg Sweden will, among other things, make available to J. Lindeberg USA for purchase all new collections of J. Lindeberg(TM) branded apparel, and provide for the factory-direct purchase by the Company of J. Lindeberg(TM) branded apparel on terms no less favorable to the Company than terms received by Lindeberg Sweden or its affiliates for the same or substantially the same merchandise. In addition, the agreements provide for a license from Lindeberg Sweden to J. Lindeberg USA of the J. Lindeberg(TM) mark and other related marks for use in the United States on an exclusive basis for a period of 25 years. The operating agreement provides that J. Lindeberg AB has the option to purchase the Company's share of J. Lindeberg USA at a negotiated purchase price as outlined in the agreement.

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
                                                                      ==========

         This transaction is an acquisition of a business and accounting standards require proforma financial information to be disclosed in the Company's most recent interim financial statements. Unaudited proforma consolidated results of operations for the three months ended March 31, 2008, as though J. Lindeberg USA had been acquired as of January 1, 2008, are as follows:

                                                             THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                                 2008
                                                             ------------

         Net sales ....................................      $  9,352,798
         Net income ...................................      $     97,275
         Basis and diluted income per share ...........      $       0.00


         The pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the period presented and should not be construed as being representative of future operating results.

         Due to member as of March 31, 2009 and December 31, 2008 represents amounts payable to J. Lindeberg AB related to finished good purchases and the New York retail store and showroom deposits.

9.       STOCK BASED COMPENSATION

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

         During the three months ended March 31, 2009 and 2008, the Company did not grant any options and no options or warrants were exercised. Options to purchase 1,607,542 and 1,003,999 shares were exercisable as of March 31, 2009 and 2008, respectively. Total stock based compensation expense for the three months ended March 31, 2009 and 2008 was approximately $45,000 and $44,000, respectively. The compensation expense recognized during the three months ended March 31, 2009 increased basic and diluted loss per share reported in the Company's Statements of Operations by $0.01 per share. The compensation expense recognized during the three months ended March 31, 2008 did not change basic and diluted income per share reported in the Company's Statements of Operations.

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

         For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations for the three months ended March 31, 2009 and 2008 is included in selling, design and production expense and general and administrative expense, and is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2009 and 2008, the Company did not have sufficient historical data to calculate the expected forfeiture rate and as such, the Company is recognizing forfeitures as they occur.

         Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by EITF 96-18.

         For the three months ended March 31, 2009 and 2008, total stock-based compensation expense included in the consolidated statements of operations was $45,172 and $43,831, charged to the following expense categories:

                                                            Three months ended
                                                                 March 31,
                                                          ----------------------
                                                             2009         2008
                                                          ---------    ---------
Selling, design and production .......................    $   6,277    $   8,950
General and administrative ...........................       38,895       34,881
                                                          ---------    ---------
Total stock-based compensation .......................    $  45,172    $  43,831
                                                          =========    =========

         The following table summarizes the activity in the Plan:

                                                                       Weighted
                                                                       Average
                                                         Number of     Exercise
                                                           Shares       Price
                                                        -----------   ----------

Options outstanding - January 1, 2008 ...............    2,416,000    $     0.72
     Granted ........................................      690,000          0.41
     Exercised ......................................         --            --
     Forfeited ......................................     (390,000)         0.79
                                                        ----------

Options outstanding - December 31, 2008 .............    2,716,000          0.64
     Granted ........................................         --            --
     Exercised ......................................         --            --
     Forfeited ......................................     (185,000)         0.89
                                                        ----------

Options outstanding - March 31, 2009 ................    2,531,000    $     0.62
                                                        ==========

         Additional   information   relating  to  stock   options  and  warrants
outstanding and exercisable at March 31, 2009, summarized by exercise price, is as follows:

                                                                                         Exercisable
                                       Outstanding Weighted Average                    Weighted Average
                                --------------------------------------------     -----------------------------
                                                  Life           Exercise                          Exercise
Exercise Price Per Share          Shares        (years)           Price            Shares           Price
---------------------------     -----------    -----------     -------------     ------------    -------------
         $ 0.30 (options)           90,000        9.3             $ 0.30              67,500        $ 0.30
         $ 0.31 (options)           48,000        8.3             $ 0.31              48,000        $ 0.31
         $ 0.38 (options)          265,000        8.4             $ 0.38             199,215        $ 0.38
         $ 0.40 (options)          450,000        9.3             $ 0.40              62,500        $ 0.40
         $ 0.40 (warrants)         150,000        3.7             $ 0.40             150,000        $ 0.40
         $ 0.46 (options)          415,000        8.3             $ 0.46             400,625        $ 0.46
         $ 0.50 (options)          709,000        8.7             $ 0.50             361,494        $ 0.50
         $ 0.50 (warrants)         290,000        3.7             $ 0.50             290,000        $ 0.50
         $ 1.25 (options)          554,000        7.4             $ 1.25             468,208        $ 1.25
         $ 1.25 (warrants)         625,000        1.7             $ 1.25             625,000        $ 1.25
         $ 2.00 (warrants)       2,500,000        1.7             $ 2.00           2,500,000        $ 2.00
                                -----------                                      ------------

                                 6,096,000        4.6             $ 1.24           5,172,542        $ 1.37
                                ===========                                      ============


         A summary of the changes in the Company's unvested stock options is as follows:

                                                                      Weighted
                                                                      Average
                                                        Number of    Grant Date
                                                         Shares      Fair Value
                                                        ---------    ----------
Unvested stock options - January 1, 2008 ...........    1,443,667    $     0.32
     Granted .......................................      690,000          0.15
     Vested ........................................     (566,802)        (0.27)
     Forfeited .....................................     (390,000)        (0.32)
                                                        ----------

Unvested stock options - December 31, 2008 .........    1,176,865          0.24
     Granted .......................................         --            --
     Vested ........................................      (68,407)        (0.11)
     Forfeited .....................................     (185,000)        (0.34)
                                                        ----------

Unvested stock options - March 31, 2009 ............      923,458    $     0.23
                                                       ==========


         As of March 31, 2009, there were 1,607,542 of vested stock options. As of March 31, 2009, there was approximately $178,000 of total unrecognized compensation expense related to share-based compensation arrangements granted under the Plan. The cost is expected to be recognized on a weighted-average basis over the next three years. The aggregate intrinsic value of stock options outstanding was zero at March 31, 2009 as the market value of the options was lower than the exercise value.

         The Company has recorded a 100% valuation allowance on its deferred tax asset related to net operating loss carryforwards. As a result, the stock-based compensation has not been tax effected on the consolidated statement of operations. For the three months ended March 31, 2009 and 2008, the deferred tax effect related to nonqualified stock options is not material.

         On March 19, 2008, the Company issued a warrant to purchase 40,000 shares of its common stock to a consulting firm for services. The warrant has an exercise price of $0.50, a five-year term and vests over the 9-month term of the service contract. The warrant was valued at $6,700 using the Black-Scholes option pricing model.

10.      CONSULTING AGREEMENT

         Effective April 1, 2009, the Company entered into a consulting agreement with Innovative Brand Solutions LLC, an entity owned by one of the Company's directors, Susan White. The agreement provides that Susan White, through Innovative Brand Solutions, LLC, will provide marketing and branding services on behalf of the Company and receive a monthly payment of $10,000 for a period of one year ending April 1, 2010.

11.      CUSTOMER AND SUPPLIER CONCENTRATIONS

         During the three months ended March 31, 2009 and 2008, one customer comprised greater than 10% of the Company's sales. Sales to this customer amounted to 32.9% and 28.5% of net sales for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009 and 2008, the majority of receivables due from this customer are sold to the factor and are included in the due from factor balance.

         During the three months ended March 31, 2009, two suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 13.7% and 18.1% for the three months ended March 31, 2009. During the three months ended March 31, 2008, four suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 11.4%, 11.7%, 17.9% and 18.0% for the three months ended March 31, 2008. At March 31, 2009 and 2008, accounts payable and accrued expenses included an aggregate of approximately $199,000 and $589,000, respectively, due to these vendors.

         During the three months ended March 31, 2009, the Company purchased substantially all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden. Total purchases from J. Lindeberg AB for the three months ended March 31, 2009 amounted to approximately $1.2 million. Included in Due to Member as of March 31, 2009 is approximately $268,000 due to J. Lindeberg AB for product purchases.

12.      OFF BALANCE SHEET RISK AND CONTINGENCIES

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At March 31, 2009, total factor receivables approximated $4.7 million. The factor also issues letters of credit and vendor guarantees on the Company's behalf. There were no outstanding letters of credit or vendor guarantees as of March 31, 2009.

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

13.      NEW ACCOUNTING PRONOUNCEMENTS

         In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--AN AMENDMENT OF FASB STATEMENT NO. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows and (d) encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

         In May 2008, the FASB issued SFAS No. 162 THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, THE MEANING OF Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and presumes that readers have access to, and will have read, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF PEOPLE'S LIBERATION, INC. FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND THE THREE MONTHS ENDED MARCH 31, 2008. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, INCLUDING THOSE SET FORTH IN "RISK FACTORS" CONTAINED IN ITEM 1A OF EACH OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 AND THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW

         We design, market and sell high-end casual apparel under the brand names "People's Liberation," "William Rast" and, in the United States, "J. Lindeberg." The majority of the merchandise we offer consists of premium denim, knits, wovens, golf wear and outerwear for men and women. In the United States, we distribute our merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus and Fred Segal. We also market and sell J. Lindeberg branded collection and golf apparel through our retail store in New York City and J. Lindeberg golf wear to green grass golf stores and boutiques in the United States. Internationally, in select countries, we sell our William Rast branded apparel products directly and through distributors to better department stores and boutiques throughout the world.

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

         We commenced our People's Liberation business in July 2004. On December 16, 2008, we entered into an agreement with Charlotte Russe pursuant to which we agreed to exclusively sell to Charlotte Russe, in North America and Central America, People's Liberation(TM) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories. We ceased to sell People's Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009. We will continue to market and sell People's Liberation branded merchandise internationally, with the exception of Central America. Product sales to Charlotte Russe under the terms of this agreement are expected to begin shipping in June 2009.

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

         In March 2009, we formed a new entity, William Rast Europe Holdings, LLC. We anticipate that this new entity, or its affiliates, will operate the European portion of our business and will manage our distributor and agency relationships in the future.

MANUFACTURING AND SUPPLY

         We use third party contract manufacturers to produce our People's Liberation and William Rast denim finished goods from facilities located primarily in Los Angeles, California. For the majority of our denim products, we purchase fabric and trim from suppliers who deliver these components directly to us to be cut, sewn, washed and finished by our contract manufacturers. For the majority of our knits and other non-denim products, we source these goods from international suppliers. As our product offerings increase, we intend to expand the number of contract manufacturers we use, both domestically and internationally, to perform some or all of the manufacturing processes required to produce finished products. We currently purchase all of our J. Lindeberg branded apparel products from J. Lindeberg AB, the beneficial owner of 50% of our subsidiary, J. Lindeberg USA, LLC. We intend to source our People's Liberation denim and knit products sold to Charlotte Russe under our exclusive distribution agreement from international suppliers of full package goods. Additionally, we are beginning to source denim for William Rast from international suppliers of full package goods.

STRUCTURE OF OPERATIONS

         Our wholly-owned subsidiary Versatile Entertainment, Inc. conducts our People's Liberation brand business. Our William Rast brand business is conducted through our wholly-owned subsidiary Bella Rose, LLC. William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose and are each owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC, an entity owned in part by Justin Timberlake. Our J. Lindeberg brand business is conducted through Bella Rose. J. Lindeberg USA, LLC is consolidated under Bella Rose and is owned 50% by Bella Rose and 50% by J. Lindeberg USA, Corp. an entity owned by
J. Lindeberg AB, a Swedish corporation. William Rast Europe Holdings, LLC ("William Rast Europe"), a Delaware limited liability company, was formed on March 11, 2009 and is a wholly-owned subsidiary of William Rast Sourcing. There currently is no significant activity in this newly formed entity.

RECENT DEVELOPMENTS

         On December 16, 2008, we entered into an agreement with Charlotte Russe pursuant to which we agreed to exclusively sell to Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, "Charlotte Russe"), in North America and Central America, People's Liberation(TM) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories. We will continue to design, source, sample, fit and deliver an assortment of finished goods selected by Charlotte Russe and sell such merchandise to Charlotte Russe at wholesale prices. Charlotte Russe has the exclusive right to market, distribute, and sell People's Liberation branded merchandise purchased from us in North America and Central America through Charlotte Russe(TM) branded retail stores and related distribution channels, including outlet locations and direct-to-consumer sales. We ceased to sell People's Liberation branded merchandise in such territories to parties other than Charlotte Russe effective April 30, 2009. We will continue to market and sell People's Liberation branded merchandise internationally, with the exception of Central America. Product sales to Charlotte Russe under the terms of this agreement are expected to begin shipping in June 2009.

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

         REVENUE RECOGNITION. Wholesale revenue is recognized when merchandise is shipped to a customer, at which point title transfers to the customer, and when collection is reasonably assured. Customers are not given extended terms or dating or return rights without proper prior authorization. Revenue is recorded net of estimated returns, charge backs and markdowns based upon management's estimates and historical experience. Website revenue is recognized when merchandise is shipped to a customer and when collection is reasonably assured. Retail revenue is recognized on the date of purchase from our retail stores.

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

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                           2009          2008
                                                        ---------     ---------

Net sales ...........................................       100.0%        100.0%
Cost of goods sold ..................................        55.5          50.4
                                                        ---------     ---------
Gross profit ........................................        44.5          49.6
Selling, design and production expenses .............        37.1          28.2
General and administrative expenses .................        25.8          16.0
                                                        ---------     ---------
Operating (loss) income .............................       (18.4)%         5.4%
                                                        =========     =========

     COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 AND THREE MONTHS ENDED MARCH 31, 2008

         NET SALES

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                    --------------------------     PERCENT
                                        2009           2008        CHANGE
                                    -----------    -----------   -----------

Net Sales........................   $ 7,530,078    $ 6,916,639       8.9%

         The increase in net sales for the three months ended March 31, 2009 was due primarily to the commencement in July 2008 of wholesale and retail sales of our new apparel line, J. Lindeberg, and a slight increase in sales volume of our William Rast apparel line, offset by a decrease in sales volume of our People's Liberation product line. We began distributing J. Lindeberg brand products in the United States on an exclusive basis beginning July 2008. We anticipate that the addition of this new product line will have a positive impact on our future sales. The decrease in People's Liberation sales was due primarily to our transition to an exclusive distributor relationship with Charlotte Russe, as discussed above, pursuant to which our People's Liberation product line will be marketed and sold through a different distribution channel then that of our existing Peolple's Liberation customers. As a result of this transition, we experienced order cancellations from our existing customers and we eliminated our production of available-to-sell goods, which resulted in a decrease in net sales during the quarter ended March 31, 2009. Product sales to Charlotte Russe under the terms of our agreement are expected to begin in June 2009.

         GROSS PROFIT

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                    --------------------------     PERCENT
                                        2009           2008        CHANGE
                                    -----------    -----------   -----------

Gross Profit.....................   $ 3,353,925    $ 3,432,223      (2.3)%

         Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight, duty and overhead expenses. Overhead expenses primarily consist of third party warehouse and shipping costs. Our gross margin decreased to 44.5% for the three months ended March 31, 2009 from 49.6% for the three months ended March 31, 2008. The decrease in gross profit as a percentage of net sales was due to increased off-price sales, including off price sales of our People's Liberation product line as we prepared to cease selling People's Liberation branded merchandise in North and Central America effective April 30, 2009, pursuant to the terms of our exclusive distribution agreement with Charlotte Russe.

         SELLING, DESIGN AND PRODUCTION EXPENSES

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                    --------------------------     PERCENT
                                        2009           2008        CHANGE
                                    -----------    -----------   -----------

Selling, design and production
  expenses.......................   $ 2,793,273    $ 1,948,960      43.3%

         Selling, design and production expense for the three months ended March 31, 2009 and 2008 primarily related to tradeshow, salaries, design fee payments, advertising, marketing and promotion, samples, travel and showroom expenses. As a percentage of net sales, selling, design and production expense increased to 37.1% for the three months ended March 31, 2009 compared to 28.2% for the three months ended March 31, 2008. The increase in selling, design and production expense for the three months ended March 31, 2009 is attributable to our increased promotion and marketing of our William Rast brand, including our William Rast fashion show which took place during the first quarter of 2009. We also incurred additional design fees for our William Rast apparel line, including our William Rast apparel collection designed by Paris68, and increased sample costs related to our new J. Lindeberg apparel line.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                    --------------------------     PERCENT
                                        2009           2008        CHANGE
                                    -----------    -----------   -----------

General and administrative
  expenses.......................   $ 1,944,396    $ 1,106,629       75.7%

         General and administrative expenses for the three months ended March 31, 2009 and 2008 primarily related to salaries, professional fees, facility costs, travel and entertainment, depreciation and amortization expense, and other general corporate expenses. As a percentage of net sales, general and administrative expenses increased to 25.8% for the three months ended March 31, 2009 from 16.0% for three months ended March 31, 2008. The increase in general and administrative expenses during the three months ended March 31, 2009 was due primarily to a net increase in administrative salaries, rent related to our J. Lindeberg retail store and showroom in New York City, increased professional fees, and impairment charges related to one of our trademarks we are no longer using. The net increase in administrative salaries was due to the hiring of our Vice President of Branding and Licensing during the second quarter of 2008 and additional employees related to our J. Lindeberg acquisition in the third quarter of 2008, offset by a 10% salary reduction which took effect February 1, 2009 in response to worsening economic conditions.

         INTEREST EXPENSE, NET

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                    --------------------------     PERCENT
                                        2009           2008        CHANGE
                                    -----------    -----------   -----------

Interest Expense, net............   $    44,090    $    21,251      107.5%

         Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories. Maximum borrowings under our People's Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory. Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our
J. Lindeberg facility are not to exceed $1.5 million. Outstanding borrowings under our factoring arrangements amounted to approximately $4.0 million and $1.4 million at March 31, 2009 and 2008, respectively. The increase in interest expense is due to increased borrowings under our factoring arrangements during the three months ended March 31, 2009 compared with the three months ended March 31, 2008.

         PROVISION FOR INCOME TAX

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                    --------------------------     PERCENT
                                        2009           2008        CHANGE
                                    -----------    -----------   -----------

Provision for Income Tax.........   $    16,000    $     8,400       90.5%

         The provision for income taxes for the three months ended March 31, 2009 and 2008 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, William Rast Sourcing, LLC and J. Lindeberg USA, LLC. A provision for Federal income taxes has not been recorded for the three months ended March 31, 2009, as we had a net loss during the quarter. A provision for Federal income taxes was not recorded for the three months ended March 31, 2008, as any tax liabilities generated from net income would be offset by the Company's net operating loss carryforwards. As of March 31, 2009, a valuation allowance has been provided for our deferred income tax assets related to net operating loss carryforwards, bad debt and other reserves. As of December 31, 2008, total net operating losses available to carry forward to future periods amounted to approximately $4.5 million. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses and other deferred tax assets.

         NET (LOSS) INCOME

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                    --------------------------     PERCENT
                                        2009           2008        CHANGE
                                    -----------    -----------   -----------

Net (loss) income................   $(1,443,834)   $   346,983        *
* Not meaningful

         The increase in net loss during the three months ended March 31, 2009 compared to net income during the three months ended March 31, 2008 is due primarily to increased operating expenses incurred during the quarter. Increased sales during the three months ended March 31, 2009 were offset by decreased gross margin during the quarter, as discussed above.

         NONCONTROLLING INTEREST

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                    --------------------------     PERCENT
                                        2009           2008        CHANGE
                                    -----------    -----------   -----------

Noncontrolling interest..........   $   185,593    $   284,648     (34.8)%

         Noncontrolling interest recorded for the three months ended March 31, 2009 represents minimum distributions accrued for the calendar quarter ended March 31, 2009 due to William Rast Enterprises, a member of William Rast Sourcing, and loss allocations due to J. Lindeberg USA, Corp., a member of J. Lindeberg USA, LLC. Noncontrolling interest recorded for the three months ended March 31, 2008 represents minimum distributions accrued for the calendar quarter ended March 31, 2008 due to William Rast Enterprises. In accordance with the related operating agreements, as amended, William Rast Sourcing and William Rast Licensing are to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% and 3%, respectively, of applicable net sales generated by William Rast Sourcing and William Rast Licensing during the quarterly periods. Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements. Profit and loss allocations to our member, J. Lindeberg USA, Corp., are recorded as noncontrolling interest in our consolidated financial statements.

         NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                    --------------------------     PERCENT
                                        2009           2008        CHANGE
                                    -----------    -----------   -----------

Net (loss) income attributable to
common stockholders .............   $(1,629,427)   $    62,335             *
* Not meaningful

         The increase in net loss attributable to common stockholders during the three months ended March 31, 2009 compared to net income attributable to common stockholders during the three months ended March 31, 2008 is due primarily to increased operating expenses incurred during the quarter, offset by decreased noncontrolling interest recorded during the three months ended March 31, 2009. Increased sales during the three months ended March 31, 2009 were offset by decreased gross margin during the quarter, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2009, we had cash and cash equivalents of approximately $2.6 million, working capital of approximately $1.5 million, and approximately $1.2 million of availability from our factor. As of March 31, 2009, advances from our factor totaled approximately $4.0 million. As of March 31, 2008, we had cash and cash equivalents of approximately $319,000, a working capital balance of approximately $4.6 million, and approximately $2.8 million of availability from our factor. As of March 31, 2008, advances from our factor totaled approximately $1.4 million.

         We are currently evaluating various financing strategies to be used to expand our business and fund future growth. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and pursuant to our factoring arrangements, including availability under our inventory facilities, should be sufficient to fund our minimum working capital and capital expenditure needs for the next twelve months under our current operating strategy. We anticipate that the advance payments we will receive under our distribution agreement with Charlotte Russe should be adequate to fund our working capital shortages, if any. The aggregate minimum purchase obligation under our distribution agreement with Charlotte Russe for the period from inception of the agreement through the end of its initial term on December 31, 2012 is $65 million. The amount of the minimum purchase obligation varies by contract year, and may be less than or greater than $65 million if the distribution agreement is terminated prior to expiration of the initial term or is renewed for one or more additional renewal periods.

         We are subject to a contractual agreement that may require us to contribute cash to J. Lindeberg USA, LLC. Pursuant to the operating agreement we entered into with J. Lindeberg USA Corp and J. Lindeberg AB, we contributed $20,000 in cash to our 50% owned subsidiary, J. Lindeberg USA, LLC, and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. Our J. Lindeberg USA, LLC, factoring agreements currently provide for corporate guaranties from our related entities, People's Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc. At this point in time, the cash amount in excess of $20,000 that we may be required to contribute to J. Lindeberg USA, LLC, if any, is uncertain and our future cash position may be adversely impacted. Notwithstanding the foregoing, we currently do not have any material commitments for capital expenditures.

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

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through borrowings from our factor and cash flows generated from operations. Cash flows from operating and investing activities for the three months ended March 31, 2009 and 2008 are summarized in the following table:

                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                     --------------------------
ACTIVITY:                                               2009             2008
----------------------------------------------       ---------        ---------

Operating activities .........................       $ 896,613        $ 375,976
Investing activities .........................        (142,964)        (419,502)
                                                     ---------        ---------

Net increase (decrease)  in cash .............       $ 753,649        $ (43,526)
                                                     =========        =========


         OPERATING ACTIVITIES

         Net cash provided by operating activities was approximately $897,000 and $376,000 for the three months ended March 31, 2009 and 2008. Although we experienced a net loss of $1.4 million during the three months ended March 31, 2009, cash provided from operating activities was positive primarily as a result of decreased receivables and inventories, the receipt of a $1 million additional deposit during the quarter from Charlotte Russe pursuant to our distribution agreement, offset by decreased accounts payable and accrued expenses. Cash provided by operating activities for the three months ended March 31, 2008 resulted primarily from decreased receivables, inventories, prepaid expenses and other assets, and increased accounts payable and accrued expenses, offset by increased prepaid design fees. As of March 31, 2008, prepaid design fees related to the Company's William Rast men's and women's ready-to-wear product line designed by Paris68 amounted to $781,818 and represented design fee payments made in accordance with the terms of a design services agreement entered into effective November 15, 2007 with Paris68, LLC. Effective December 1, 2008, the design services agreement was terminated and the parties are currently negotiating the terms of a new design consulting arrangement. The new design consulting arrangement will provide for a reduction in the fees paid for services and a reduction in the percentage of royalty payments due under the prior agreement.

         INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $143,000 and $420,000 for the three months ended March 31, 2009 and 2008, respectively. Net cash used in investing activities for the three months ended March 31, 2009 consisted of an increase in capital expenditures primarily for leasehold improvements and furniture and fixtures for the relocation of our corporate offices and trademark costs. Net cash used in investing activities for the three months ended March 31, 2008 consisted of an increase in capital expenditures primarily for furniture and fixtures and trademark costs.

         FINANCING ACTIVITIES

         There were no financing activities during the three months ended March 31, 2009 and 2008.

         FACTORING AGREEMENTS

         Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable and 50% of our eligible inventory. Maximum borrowings under our People's Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory. Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility are not to exceed $1.5 million. Interest is charged at prime plus 1%. As of March 31, 2009 and 2008, total factored accounts receivable included in due from factor amounted to approximately $4,708,000 and $3,466,000, respectively. Outstanding advances as of March 31, 2009 and 2008 amounted to approximately $3,957,000 and $1,419,000, respectively, and are included in the due from factor balance.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at March 31, 2009 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

                                                   Payments Due by Period
                            -------------------------------------------------------------------
                                            Less than        1-3           4-5          After
Contractual Obligations        Total        1 Year         Years         Years        5 Years
-----------------------     -----------   -----------   -----------   -----------   -----------
Operating leases ......     $ 2,655,248   $ 1,137,616   $ 1,500,856   $    16,776   $      --
Consulting agreements .         314,000       314,000          --            --            --
                            -----------   -----------   -----------   -----------   -----------
    Total .............     $ 2,969,248   $ 1,451,616   $ 1,500,856   $    16,776   $      --
                            ===========   ===========   ===========   ===========   ===========

         Effective December 1, 2008, the design services agreement with Paris68 LLC was terminated and the parties are currently negotiating the terms of a new design consulting agreement. We currently have a verbal agreement with Paris68 LLC which provides for the payment of design fees at a rate of $97,000 per month in addition to travel and other expenses incurred by the design team.

         At March 31, 2009, approximately $150,000 of the Company's cash is held under a lease line as collateral to secure one of the Company's lease agreements.

         At March 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         Factored accounts receivable may subject us to off-balance sheet risk. We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes, other customer claims and invoices that are not credit approved by the factor. From time to time, our factor also issues letters of credit and vendor guarantees on our behalf. There were no outstanding letters of credit or vendor guarantees as of March 31, 2009 and 2008.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not required.


ITEM 4T. CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Chief Executive Officer, Colin Dyne, and Chief Financial Officer and President, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2009, the end of the period covered by this report. Based upon that evaluation, Messrs. Dyne and Barber concluded that our disclosure controls and procedures were effective as of March 31, 2009.

         INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1A. RISK FACTORS

CAUTIONARY STATEMENTS AND RISK FACTORS

         This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to such risk factors during the three months ended March 31, 2009.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                                  EXHIBIT TITLE
-------                                 -------------

10.1 Independent Consulting Agreement entered into by and between People's Liberation, Inc. and Susan White effective April 1, 2009.

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

                                          PEOPLE'S LIBERATION, INC.


Date: May 15, 2009                        /s/ Darryn Barber
                                          -------------------------------------
                                    By:   Darryn Barber
                                    Its:  Chief Financial Officer and President
                                          (Principal Financial and
                                          Accounting Officer)