Form 10-Q
period 2009-06-30
PEOPLES LIBERATION INC
filed 2009-08-13
CIK 791770

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2009

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [_]                          Accelerated filer [_]

     Non-accelerated filer [_]                     Smaller reporting company [X]
     (Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         As of August 13, 2009, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.


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

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I    FINANCIAL INFORMATION................................................3

Item 1.   Financial Statements.................................................3

          Consolidated Balance Sheets as of June 30, 2009 (unaudited)
          and December 31, 2008................................................3

          Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2009 and June 30, 2008.................4

          Consolidated Statements of Cash Flows (unaudited) for the
          six months ended June 30, 2009 and June 30, 2008.....................5

          Notes to Consolidated Financial Statements (unaudited)...............6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................21

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........34

Item 4T.  Controls and Procedures.............................................35

PART II   OTHER INFORMATION...................................................35

Item 1A.  Risk Factors........................................................35

Item 4.   Submission of Matters to a Vote of Securities Holders...............35

Item 6.   Exhibits............................................................36

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                            PEOPLE'S LIBERATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                             June 30,      December 31,
                                                                               2009            2008
                                                                           ------------    ------------
                                       Assets                               (Unaudited)
Current Assets:
   Cash and cash equivalents ...........................................   $  3,160,591    $  1,888,718
   Due from factor .....................................................      1,283,657            --
   Accounts receivable, net of allowance for doubtful accounts .........        166,714       1,307,922
   Inventories .........................................................      3,634,633       4,925,438
   Prepaid expenses and other current assets ...........................        177,101         247,672
                                                                           ------------    ------------
     Total current assets ..............................................      8,422,696       8,369,750

Property and equipment, net of accumulated depreciation and amortization      1,148,358         837,351
Trademarks, net of accumulated amortization ............................        590,714         600,609
Intangible asset .......................................................        428,572         428,572
Other assets ...........................................................        461,781         444,266
                                                                           ------------    ------------
Total assets ...........................................................   $ 11,052,121    $ 10,680,548
                                                                           ============    ============

                        Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses ...............................   $  4,874,225    $  3,801,080
   Due to factor .......................................................           --           170,369
   Customer deposits ...................................................        673,701       1,000,000
   Due to member .......................................................        800,014         427,623
   Income taxes payable ................................................           --            17,789
                                                                           ------------    ------------
     Total current liabilities .........................................      6,347,940       5,416,861
                                                                           ------------    ------------


Stockholders' equity:
   Common stock, $0.001 par value, 150,000,000 shares authorized;
     36,002,563 shares issued and outstanding at June 30, 2009
     and December 31, 2008 .............................................         36,002          36,002
   Additional paid-in capital ..........................................      8,038,238       7,951,960
   Accumulated deficit .................................................     (7,451,974)     (6,349,151)
                                                                           ------------    ------------
      Total stockholders' equity .......................................        622,266       1,638,811
                                                                           ------------    ------------

Noncontrolling interest ................................................      4,081,915       3,624,876
                                                                           ------------    ------------
      Total equity .....................................................      4,704,181       5,263,687
                                                                           ------------    ------------
Total liabilities and stockholders' equity .............................   $ 11,052,121    $ 10,680,548
                                                                           ============    ============


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended June 30,      Six Months Ended June 30,
                                                    ---------------------------    ----------------------------
                                                        2009           2008            2009            2008
                                                    ------------   ------------    ------------    ------------
Net sales .......................................   $  9,949,864   $  6,745,745    $ 17,479,942    $ 13,662,384
Cost of goods sold ..............................      5,214,661      3,570,319       9,390,814       7,054,735
                                                    ------------   ------------    ------------    ------------
 Gross profit ...................................      4,735,203      3,175,426       8,089,128       6,607,649
                                                    ------------   ------------    ------------    ------------

Selling, design and production expenses .........      2,250,909      1,960,318       5,044,182       3,909,278
General and administrative expenses .............      1,623,692      1,326,500       3,568,088       2,433,129
                                                    ------------   ------------    ------------    ------------

 Total operating expenses .......................      3,874,601      3,286,818       8,612,270       6,342,407
                                                    ------------   ------------    ------------    ------------

Income (loss) from operations ...................        860,602       (111,392)       (523,142)        265,242
                                                    ------------   ------------    ------------    ------------

Interest expense, net ...........................         56,762         23,157         100,852          44,408
Other income ....................................           --           (6,112)           --            (6,112)
                                                    ------------   ------------    ------------    ------------
  Total other expense ...........................         56,762         17,045         100,852          38,296
                                                    ------------   ------------    ------------    ------------

Income (loss) before income taxes and
noncontrolling interest in subsidiaries' earnings        803,840       (128,437)       (623,994)        226,946
                                                    ------------   ------------    ------------    ------------

Provision for income taxes ......................          5,790          5,790          21,790          14,190
                                                    ------------   ------------    ------------    ------------

Net income (loss) ...............................        798,050       (134,227)       (645,784)        212,756
                                                    ------------   ------------    ------------    ------------

Noncontrolling interest in subsidiaries' earnings        271,446        322,505         457,039         607,153
                                                    ------------   ------------    ------------    ------------

 Net income (loss) attributable to common
 stockholders ...................................   $    526,604   $   (456,732)   $ (1,102,823)   $   (394,397)
                                                    ============   ============    ============    ============


 Basic and diluted income (loss) per common share   $       0.01   $      (0.01)   $      (0.03)      $   (0.01)

 Basic and diluted weighted average common shares
 outstanding ....................................     36,002,563     36,002,563      36,002,563      36,002,563


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                         ----------------------------
                                                                             2009            2008
                                                                         ------------    ------------
Cash flows from operating activities:
  Net (loss) income ..................................................   $   (645,784)   $    212,756
    Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization ...................................        165,080         127,696
     Allowance for doubtful accounts .................................         (5,000)         17,000
     Warrants issued for services ....................................           --             6,700
     Stock based compensation ........................................         86,278          88,805
     Impairment of long-lived asset ..................................         69,270            --
     Loss on disposal of fixed asset .................................          1,099            --
     Changes in operating assets and liabilities:
       Receivables ...................................................       (558,168)        638,679
       Inventories ...................................................      1,290,805         152,411
       Refundable income taxes .......................................           --            11,500
       Prepaid expenses and other current assets .....................         70,571        (314,114)
       Prepaid design fees ...........................................           --        (1,354,545)
       Other assets ..................................................        (17,515)        205,894
       Accounts payable and accrued expenses .........................      1,091,761         714,565
       Customer deposits .............................................       (326,299)           --
       Due to member .................................................        372,391            --
       Income taxes payable ..........................................        (36,405)         12,908
                                                                         ------------    ------------
         Net cash flows provided by operating activities .............      1,558,084         520,255
                                                                         ------------    ------------

Cash flows from investing activities:
  Acquisition of retail store ........................................       (100,000)           --
  Acquisition of trademarks ..........................................        (81,024)       (121,853)
  Acquisition of property and equipment ..............................       (105,187)       (427,479)
                                                                         ------------    ------------
     Net cash flows used in investing activities .....................       (286,211)       (549,332)
                                                                         ------------    ------------

Net increase (decrease) in cash and cash equivalents .................      1,271,873         (29,077)
Cash and cash equivalents, beginning of period .......................      1,888,718         362,505
                                                                         ------------    ------------
Cash and cash equivalents, end of period .............................   $  3,160,591    $    333,428
                                                                         ============    ============

Supplemental  disclosures of cash flow information:
Cash paid (received) during the period for:
  Interest ...........................................................   $     57,312    $     44,408
  Income taxes paid ..................................................         58,995           1,450
  Income taxes received ..............................................           --           (11,668)
   Non-cash investing activity:
      Acquisition of retail store:
        Cancellation of trade receivables ............................       (250,350)           --
        Fair value of property and equipment acquired ................        350,350            --


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

2.       ORGANIZATION AND NATURE OF OPERATIONS

ORGANIZATION

         People's Liberation, Inc. is the parent holding company of Versatile Entertainment, Inc. ("Versatile"), a California corporation established in April of 2001, and Bella Rose, LLC ("Bella Rose"), a California limited liability company established in May 2005, both of which were consolidated on November 22, 2005 and became wholly-owned subsidiaries of the Company on the effective date of the Company's exchange transaction. William Rast Sourcing, LLC ("William Rast Sourcing") and William Rast Licensing, LLC ("William Rast Licensing"), both California limited liability companies, were formed effective October 1, 2006 and are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC ("WRE"), an entity owned in part by Justin Timberlake. J. Lindeberg USA, LLC ("J. Lindeberg USA"), a California limited liability company, was formed effective July 1, 2008 and is owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp., a New York corporation and an entity owned by J. Lindeberg AB, a Swedish corporation (collectively "Lindeberg Sweden"). William Rast Europe Holdings, LLC, a Delaware limited liability company, was formed on March 11, 2009 and is a wholly-owned subsidiary of William Rast Sourcing. William Rast Europe B.V. was formed on June 30, 2009 and is a wholly-owned subsidiary of William Rast Europe Holdings, LLC. William Rast Europe Holdings, LLC and William Rast Europe B.V. (collectively "William Rast Europe") were formed to distribute William Rast apparel and accessories in Europe.

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

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         Effective July 1, 2008, Bella Rose and Lindeberg Sweden entered into an operating agreement and other related agreements for J. Lindeberg USA. Pursuant to the agreements, J. Lindeberg USA has the rights to source, market, and distribute J. Lindeberg(R) branded apparel in the United States on an exclusive basis. The agreements provide that Bella Rose and Lindeberg Sweden each hold a 50% interest in J. Lindeberg USA with the business of J. Lindeberg USA being operated by Bella Rose. Bella Rose has management control over J. Lindeberg USA and therefore, beginning July 1, 2008, the operations of J. Lindeberg USA are included in the consolidated financial statements of the Company. Profit and loss allocations to Lindeberg Sweden are recorded as a noncontrolling interest in the consolidated financial statements of the Company.

         William Rast Sourcing is the sole member of William Rast Europe Holdings, an entity formed in March 2009 to distribute William Rast apparel and accessories in Europe through its wholly-owned subsidiary William Rast Europe B.V. There currently is no significant activity in this newly formed entity.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NATURE OF OPERATIONS

         The Company markets and sells high-end casual apparel under the brand names "People's Liberation," "William Rast" and, in the United States, "J. Lindeberg," through Versatile and Bella Rose, its wholly owned subsidiaries, and through Bella Rose's 50% owned subsidiaries, William Rast Sourcing, William Rast Licensing and J. Lindeberg USA. The majority of the merchandise the companies offer consists of premium denim, knits, wovens, golf wear and outerwear for men and women. In the United States, William Rast Sourcing and J. Lindeberg USA
distribute their merchandise to boutiques, specialty stores and better department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue and Neiman Marcus, and online at williamrast.com, jlindeberg.com and Zappos.com. The Company also markets and sells J. Lindeberg branded collection and golf apparel through its retail stores in New York City and Los Angeles, and sells J. Lindeberg golf wear to green grass golf stores and boutiques in the United States. Internationally, in select countries, William Rast Sourcing sells its products directly and through distributors to better department stores and boutiques throughout the world.

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

         The Company commenced its People's Liberation business in July 2004. On December 16, 2008, the Company entered into an agreement with Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, "Charlotte Russe"), pursuant to which the Company's wholly-owned subsidiary, Versatile, agreed to exclusively sell to Charlotte Russe, in North America and Central America, People's Liberation(R) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories. The Company ceased to sell People's Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009. The Company will continue to market and sell People's Liberation branded merchandise internationally, with the exception of Central America. Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009.

         The Company is headquartered in Los Angeles, California, and maintains showrooms in New York, Los Angeles and Atlanta, and has sales representatives in Dallas, Texas, and Orlando, Florida.

3.       RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards 141(R), "Business Combinations (revised 2007)" (SFAS 141(R)). SFAS 141(R) retains the underlying concepts of SFAS 141, "Business Combinations" (SFAS 141) in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all of business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes" (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).

         The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the acquisition method. The final purchase price allocation of all acquired businesses is subject to the completion of the valuation of certain assets and liabilities, as well as plans for relocation or reduction of employees and other restructuring activities. For acquisitions subject to SFAS 141(R), during the measurement period, the Company will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. There was no significant impact from the effects of the SFAS 141(R) changes on the Company's acquisition activity in the first six months of 2009.

         Effective January 1, 2009, the Company adopted the provisions of SFAS 160 "Noncontrolling Interests in Consolidated Financial Statements." Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income (loss) to be recast to include net income
(loss) attributable to the noncontrolling interest. As a result of this adoption, the Company reclassified noncontrolling interests in the amount of $2.3 million from the mezzanine section to equity in the December 31, 2008 balance sheet.

         In April 2009, the Financial Accounting standards Board (FASB) issued Staff Position (FSP) No. 115-2 and No. 124-2, RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY IMPAIRMENTS, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP on April 1, 2009 did not have a material impact on the Company's results of operations or financial position.


         In April 2009, the FASB issued FSP No. 157-4, DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET AND LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the Company's results of operations or financial position.


         In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. This FSP amends FASB Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the Company's results of operations or financial position.

         In May 2009, the FASB issued SFAS 165, SUBSEQUENT EVENTS. SFAS 165 establishes the principles and requirements for the disclosure of subsequent events including the period after the balance sheet date during which management of a reporting entity will evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity will recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity will make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual periods ending after June 15, 2009, and should be applied prospectively. Note 11 sets forth the Company's evaluation of the significant events that occurred after June 30, 2009 and through August 13, 2009, the date these interim financial statements as of and for the three and six month periods ended June 30, 2009 were issued.

4.       EARNINGS PER SHARE

         The Company computes and presents earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period.

         Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,925,000 shares of common stock at exercise prices ranging from $0.20 to $1.25 per share were outstanding for the three and six months of June 30, 2009, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

         Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 1,256,000 shares of common stock at exercise prices ranging from $0.30 to $1.25 per share were outstanding for the three and six months ended June 30, 2008, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

         During the six months ended June 30, 2008, the Company issued warrants to purchase 40,000 shares of its common stock to a consulting firm. The warrants have an exercise price of $0.50, a five-year term and vested over the nine-month term of the contract. For the three and six months ended June 30, 2008, there were no stock based compensation grants.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

                                                INCOME
THREE MONTHS ENDED JUNE 30, 2009                (LOSS)         SHARES      PER SHARE
--------------------------------             -----------    -----------   -----------
Basic income per share:
Income attributable to common stockholders   $   526,604     36,002,563   $      0.01

Effect of Dilutive Securities:
Options ..................................          --             --            --
Warrants .................................          --             --            --
                                             -----------    -----------   -----------
Income attributable to common stockholders   $   526,604     36,002,563   $      0.01
                                             ===========    ===========   ===========


THREE MONTHS ENDED JUNE 30, 2008
--------------------------------
Basic loss per share:
Loss attributable to common stockholders .   $  (456,732)    36,002,563   $     (0.01)

Effect of Dilutive Securities:
Options ..................................          --             --            --
Warrants .................................          --             --            --
                                             -----------    -----------   -----------
Loss attributable to common stockholders .   $  (456,732)    36,002,563   $     (0.01)
                                             ===========    ===========   ===========


SIX MONTHS ENDED JUNE 30, 2009
------------------------------
Basic loss per share:
Loss available to common stockholders ....   $(1,102,823)    36,002,563   $     (0.03)

Effect of Dilutive Securities:
Options ..................................          --             --            --
Warrants .................................          --             --            --
                                             -----------    -----------   -----------
Loss available to common stockholders ....   $(1,102,823)    36,002,563   $     (0.03)
                                             ===========    ===========   ===========

SIX MONTHS ENDED JUNE 30, 2008
------------------------------
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
                                             ===========    ===========   ===========

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.       DUE FROM (TO) FACTOR

         Due from (to) factor is summarized as follows:

                                                    JUNE 30,       DECEMBER 31,
                                                      2009             2008
                                                  ------------     ------------
Outstanding receivables:
  Without recourse ...........................    $  3,381,467     $  3,423,524
  With recourse ..............................       1,518,212          692,155
                                                  ------------     ------------
                                                     4,899,679        4,115,679
Advances .....................................      (2,995,966)      (3,520,281)
Open credits .................................        (620,056)        (765,767)
                                                  ------------     ------------
                                                  $  1,283,657     $   (170,369)
                                                  ============     ============

6.       INVENTORIES

         Inventories are summarized as follows:

                                                    JUNE 30,       DECEMBER 31,
                                                      2009             2008
                                                  ------------     ------------

Piece goods and trim .........................    $    362,476     $  1,564,727
Work in process ..............................         228,107          418,710
Finished goods ...............................       3,044,050        2,942,001
                                                  ------------     ------------
                                                  $  3,634,633     $  4,925,438
                                                  ============     ============

7.       CHARLOTTE RUSSE DISTRIBUTION AGREEMENT AND CUSTOMER DEPOSITS

         On December 16, 2008, the Company entered into an agreement (the "AGREEMENT") with Charlotte Russe, pursuant to which the Company's wholly-owned subsidiary, Versatile, agreed to exclusively sell to Charlotte Russe, in North America and Central America, People's Liberation(R) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories.

         Pursuant to the Agreement, the Company will continue to design, source, sample, fit and deliver an assortment of finished goods selected by Charlotte Russe and sell such merchandise to Charlotte Russe at wholesale prices. Charlotte Russe has the exclusive right to market, distribute, and sell People's Liberation branded merchandise purchased from the Company in North America and Central America through Charlotte Russe(R) branded retail stores and related distribution channels, including outlet locations and direct-to-consumer sales. The Company ceased to sell People's Liberation branded merchandise in such territories to parties other than Charlotte Russe effective April 30, 2009. The Company will continue to market and sell its People's Liberation branded merchandise internationally, with the exception of Central America. Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009.

         In consideration for the exclusive rights granted to Charlotte Russe under the Agreement, Charlotte Russe has agreed to purchase from the Company a minimum amount of People's Liberation branded merchandise during each contract year. The aggregate minimum purchase obligation for the period from inception of the Agreement through the end of its initial term on December 31, 2012 is $65

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

million. The amount of the minimum purchase obligation varies by contract year, and may be less than or greater than $65 million if the Agreement is terminated prior to expiration of the initial term or is renewed for one or more additional renewal periods.

         Included in customer deposits as of December 31, 2008, is a $1 million payment received from Charlotte Russe in December 2008 upon execution of the Agreement. Advance payments are applied against future minimum purchase requirements for the related contract year of the Agreement.

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

8. J. LINDEBERG USA, LLC AND DUE TO MEMBER

         Effective July 1, 2008, the Company, through its wholly-owned subsidiary, Bella Rose, and Lindeberg Sweden entered into an operating agreement and other related agreements for the Company's newly formed subsidiary, J. Lindeberg USA. Pursuant to the agreements, J. Lindeberg USA will source, market, and distribute J. Lindeberg(R) branded apparel in the United States on an exclusive basis. The agreements provide that the Company and Lindeberg Sweden each hold a 50% interest in J. Lindeberg USA with the business of J. Lindeberg USA being operated by the Company. Under the terms of the agreements, Lindeberg Sweden was required to contribute to J. Lindeberg USA $20,000 in cash as well as certain assets consisting primarily of accounts receivable and inventory. The Company was required to contribute to J. Lindeberg USA $20,000 in cash and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. The agreements also provide that Lindeberg Sweden will, among other things, make available to J. Lindeberg USA for purchase all new collections of J. Lindeberg(R) branded apparel, and provide for the factory-direct purchase by the Company of J. Lindeberg(R) branded apparel on terms no less favorable to the Company than terms received by Lindeberg Sweden or its affiliates for the same or substantially the same merchandise. In addition, the agreements provide for a license from Lindeberg Sweden to J. Lindeberg USA of the J. Lindeberg(R) mark and other related marks for use in the United States on an exclusive basis for a period of 25 years. The operating agreement provides that J. Lindeberg AB has the option to purchase the Company's share of J. Lindeberg USA at a negotiated purchase price as outlined in the agreement.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The following table summarizes the estimated fair values of the assets and liabilities contributed on July 1, 2008 to J. Lindeberg USA. Member contribution receivable represents in-transit inventory contributed to J. Lindeberg USA by Lindeberg Sweden in July 2008.

         Current assets:
           Cash ......................................       $   40,000
           Accounts receivable .......................          726,191
           Inventory .................................          488,700
           Member contribution receivable ............        1,002,669
           Property and equipment ....................           50,000
           Deposits ..................................          385,140
                                                             ----------
             Total assets contributed ................        2,692,700
                                                             ----------
         Current liabilities:
           Due to member .............................          385,140
                                                             ----------
             Total liabilities assumed ...............          385,140
                                                             ----------
               Net assets contributed ................       $2,307,560
                                                             ==========

         This transaction is an acquisition of a business and accounting standards require proforma financial information to be disclosed in the Company's most recent interim financial statements. Unaudited proforma consolidated results of operations for the three and six months ended June 30, 2008, as though J. Lindeberg USA had been acquired as of January 1, 2008, are as follows:

                                            THREE MONTHS     SIX MONTHS
                                                ENDED           ENDED
                                               JUNE 30,        JUNE 30,
                                                2008            2008
                                            ------------    ------------

         Net sales ......................   $  8,698,946    $ 18,051,744
         Net loss .......................   $   (650,321)   $   (559,554)
         Basis and diluted loss per share   $      (0.02)   $      (0.02)
                                            ------------    ------------

         The pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the period presented and should not be construed as being representative of future operating results.

         Due to member as of June 30, 2009 and December 31, 2008 represents amounts payable to J. Lindeberg AB related to finished good purchases and the New York retail store and showroom deposits.

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

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The   Company   recognizes   stock-based   compensation   costs   on  a
straight-line basis over the vesting period of each award, which is generally between one to four years.

         During the three and six months ended June 30, 2009, the Company granted 394,000 options to directors, employee and an officer at an exercise price of $0.20. During the three and six months ended June 30, 2008, the Company granted 290,000 options to directors and an employee at exercise prices of $0.30 and $0.40. No options or warrants were exercised during the three and six month periods ended June 30, 2009 and 2008. Options to purchase 1,880,602 and 1,097,875 shares were exercisable as of June 30, 2009 and 2008, respectively. Total stock based compensation expense for the three and six months ended June 30, 2009 was approximately $41,000 and $86,000, respectively. Total stock based compensation expense for the three and six months ended June 30, 2008 was approximately $45,000 and $89,000, respectively. The compensation expense recognized during the three and six months ended June 30, 2009 and June 30, 2008 did not change basic and diluted loss per share reported in the Company's Statements of Operations.

         The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility is estimated based on a peer group of public companies and expected term is estimated using the "safe harbor" provisions provided in SAB 107. Under SAB 110, the safe harbor provisions provided by SAB 107 were extended beyond December 31, 2007 for companies that did not have sufficient historical data to calculate the expected term of their related options. The Company does not have sufficient historical data to calculate expected term and the safe harbor provisions of SAB 107 were used to calculate expected term for options granted during the periods. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the three and six months ended June 30, 2009 included a dividend yield of zero, a risk-free interest rate of 2.5%, expected term of 4.0 years and an expected volatility of 85%. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the three and six months ended June 30, 2008 included a dividend yield of zero, a risk-free interest rate of 2.7%, expected term of 3.5 years and an expected volatility of 58%.

         For stock-based awards issued to officers, employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations for the three and six months ended June 30, 2009 and 2008 is included in selling, design and production expense and general and administrative expense, and is based on awards ultimately expected to vest. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and six months ended June 30, 2009, the Company used historical data to calculate the expected forfeiture rate. For the three and six months ended June 30, 2008, the Company did not have sufficient historical data to calculate the expected forfeiture rate and as such, the Company recognized forfeitures as they occurred.

         Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by EITF 96-18.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         For the six months ended June 30, 2009 and 2008, total stock-based compensation expense included in the consolidated statements of operations was $86,278 and $88,805, charged to the following expense categories:

                                                      Six months ended
                                                          June 30,
                                                  -----------------------
                                                     2009         2008
                                                  ----------   ----------
         Selling, design and production .......   $   11,561   $   17,822
         General and administrative ...........       74,717       70,983
                                                  ----------   ----------
           Total stock-based compensation .....   $   86,278   $   88,805
                                                  ==========   ==========

         The following table summarizes the activity in the Plan:


                                                                   Weighted
                                                   Number of        Average
                                                    Shares       Exercise Price
                                                  -----------    --------------

Options outstanding - January 1, 2008.......        2,416,000       $  0.72
     Granted................................          690,000          0.41
     Exercised..............................                -             -
     Forfeited..............................         (390,000)         0.79
                                                  -----------

Options outstanding - December 31, 2008.....        2,716,000          0.64
     Granted................................          394,000          0.20
     Exercised..............................                -             -
     Forfeited..............................         (185,000)         0.89
                                                  -----------

Options outstanding - June 30, 2009.........        2,925,000       $  0.56
                                                  ===========

         Additional   information   relating  to  stock   options  and  warrants
outstanding and exercisable at June 30, 2009, summarized by exercise price, is as follows:

                                                                                      Exercisable
                                      Outstanding Weighted Average                  Weighted Average
                               ------------------------------------------     ---------------------------
                                                 Life           Exercise                        Exercise
Exercise Price Per Share         Shares        (years)           Price          Shares           Price
--------------------------     -----------    -----------     -----------     ------------    -----------
   $ 0.20       (options)         394,000       10.0             $ 0.20                 -        $ 0.20
   $ 0.30       (options)          90,000        9.0             $ 0.30            90,000        $ 0.30
   $ 0.31       (options)          48,000        8.0             $ 0.31            48,000        $ 0.31
   $ 0.38       (options)         265,000        8.2             $ 0.38           230,670        $ 0.38
   $ 0.40       (options)         450,000        9.0             $ 0.40           204,860        $ 0.40
   $ 0.40       (warrants)        150,000        3.4             $ 0.40           150,000        $ 0.40
   $ 0.46       (options)         415,000        8.0             $ 0.46           415,000        $ 0.46
   $ 0.50       (options)         709,000        8.4             $ 0.50           410,238        $ 0.50
   $ 0.50       (warrants)        290,000        3.4             $ 0.50           290,000        $ 0.50
   $ 1.25       (options)         554,000        7.2             $ 1.25           481,833        $ 1.25
   $ 1.25       (warrants)        625,000        1.4             $ 1.25           625,000        $ 1.25
   $ 2.00       (warrants)      2,500,000        1.4             $ 2.00         2,500,000        $ 2.00
                               -----------                                    ------------

                                6,490,000        4.7             $ 1.17         5,445,601        $ 1.32
                               ===========                                    ============

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         A summary of the changes in the Company's unvested stock options is as follows:

                                                                          Weighted
                                                       Number of        Average Grant
                                                        Shares         Date Fair Value
                                                     -------------     ---------------
Unvested stock options - January 1, 2008.......         1,443,667         $   0.32
     Granted...................................           690,000             0.15
     Vested....................................          (566,802)           (0.27)
     Forfeited.................................          (390,000)           (0.32)
                                                    -------------

Unvested stock options - December 31, 2008.....         1,176,865             0.24
     Granted...................................           394,000             0.03
     Vested....................................          (341,467)           (0.20)
     Forfeited.................................          (185,000)           (0.34)
                                                    -------------

Unvested stock options - June 30, 2009.........         1,044,398         $   0.16
                                                    =============

         As of June 30, 2009, there were 1,880,602 of vested stock options. As of June 30, 2009, there was approximately $148,000 of total unrecognized compensation expense related to share-based compensation arrangements granted under the Plan. The cost is expected to be recognized on a weighted-average basis over the next four years. The aggregate intrinsic value of stock options outstanding was zero at June 30, 2009 as the market value of the options was lower than the exercise value.

         The Company has recorded a 100% valuation allowance on its deferred tax asset related to net operating loss carryforwards. As a result, the stock-based compensation has not been tax effected on the consolidated statement of operations. For the three and six months ended June 30, 2009 and 2008, the deferred tax effect related to nonqualified stock options is not material.

         On March 19, 2008, the Company issued a warrant to purchase 40,000 shares of its common stock to a consulting firm for services. The warrant has an exercise price of $0.50, a five-year term and vested over the 9-month term of the service contract. The warrant was valued at $6,700 using the Black-Scholes option pricing model.

10.      J. LINDEBERG RETAIL STORE ASSET PURCHASE

         Effective May 13, 2009, the Company purchased certain assets related to the operation of a J. Lindeberg retail store in Los Angeles, California, from an unrelated party. The asset purchase agreement provided for the payment of $100,000 in cash upon closing and cancellation of approximately $250,000 of trade accounts receivable due from the seller. The asset purchase agreement also provided that the Company acquire certain leasehold improvements, furniture and fixtures, and computer and store equipment. On May 18, 2009, the Company entered into a new lease agreement for the store space that expires in January 2015.

11.      SUBSEQUENT EVENTS

         In July 2009, the Company entered into two new lease agreements for William Rast retail stores to be located in Cabazon, California, and Century City, California. The leases have ten-year terms expiring in July 2019 and January 2020. The stores are expected to open in November 2009.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Entering into these two lease agreements by the Company is considered an "unrecognized subsequent event" as defined by SFAS 165 discussed under Note 3 above. As of August 13, 2009, the date these interim financial statements were issued, management has evaluated the lease agreements and has determined that there is no material financial impact, other than future contractual obligations for these operating leases as listed below, on the financial statements as of and for the three and six month periods ended June 30, 2009.

         Future annual minimum payments due under the leases are summarized as follows:


                  YEARS ENDING DECEMBER 31,
                  2009 (six months)...............   $      99,707
                  2010............................         605,859
                  2011............................         623,499
                  2012............................         642,016
                  2013............................         661,189
                  2014............................         681,045
                  Thereafter......................       3,688,728
                                                       -----------
                                                       $ 7,002,043
                                                       ===========

12.      CUSTOMER AND SUPPLIER CONCENTRATIONS

         During the six months ended June 30, 2009, two customers comprised greater than 10% of the Company's sales. Sales to these customers amounted to 22.2% and 21.6% of net sales for the six months ended June 30, 2009. During the six months ended June 30, 2008, one customer comprised greater than 10% of the Company's sales. Sales to this customer amounted to 31.1% of net sales for the six months ended June 30, 2008. At June 30, 2009 and 2008, a significant portion of receivables due from these customers were sold to the factor and are included in the due from factor balance.

         During the six months ended June 30, 2009, three suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 26.7%, 24.7% and 11.4% for the six months ended June 30, 2009. During the six months ended June 30, 2008, three suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 13.0%, 16.5% and 18.1% for the six months ended June 30, 2008. At June 30, 2009 and 2008, accounts payable and accrued expenses included an aggregate of approximately $659,000 and $721,000, respectively, due to these vendors.

         During the six months ended June 30, 2009, the Company purchased substantially all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden. Total purchases from J. Lindeberg AB for the six months ended June 30, 2009 amounted to approximately $1.6 million. Included in Due to Member as of June 30, 2009 is approximately $415,000 due to J. Lindeberg AB for product purchases.

13.      OFF BALANCE SHEET RISK AND CONTINGENCIES

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At June 30, 2009, total factor receivables approximated $4.9 million. The factor also issues letters of credit and vendor guarantees on the Company's behalf. There were no outstanding letters of credit or vendor guarantees as of June 30, 2009.

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

14.      NEW ACCOUNTING PRONOUNCEMENTS

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

                            PEOPLE'S LIBERATION, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

         In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets" an amendment of FAS 140. FAS 166 is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements regarding transfers of financial assets, including the effects of a transfer on its financial position, financial performance, and cash flows, and the transferor's continuing involvement, if any, in the transferred financial assets. This statement must be applied as of the beginning of the Company's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have a material impact on its results of operations, financial condition or cash flows.

         In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)." FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of the Company's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have a material impact on its results of operations, financial condition or cash flows.

         In June 2009, the FASB issued FAS 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles." FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of FAS 168 to have a material impact on its results of operations, financial condition or cash flows.

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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF PEOPLE'S LIBERATION, INC. FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THOSE FACTORS SET FORTH IN "RISK FACTORS" CONTAINED IN ITEM 1A OF EACH OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 AND THIS QUARTERLY REPORT ON FORM 10-Q.

OVERVIEW

         We design, market and sell high-end casual apparel under the brand names "People's Liberation," "William Rast" and, in the United States, "J. Lindeberg." The majority of the merchandise we offer consists of premium denim, knits, wovens, golf wear and outerwear for men and women. In the United States, we distribute our merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue and Neiman Marcus, and online at williamrast.com, jlindeberg.com and Zappos.com. We also market and sell J. Lindeberg branded collection and golf apparel through our retail stores in New York City and Los Angeles, and J. Lindeberg golf wear to green grass golf stores and boutiques in the United States. Internationally, in select countries, we sell our William Rast branded apparel products directly and through distributors to better department stores and boutiques throughout the world.

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

         We commenced our People's Liberation business in July 2004. On December 16, 2008, we entered into an agreement with Charlotte Russe pursuant to which we agreed to exclusively sell to Charlotte Russe, in North America and Central America, People's Liberation(R) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories. We ceased to sell People's Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009. We will continue to market and sell People's Liberation branded merchandise internationally, with the exception of Central America. Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009.

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

         In March 2009, we formed a new entity, William Rast Europe Holdings, LLC. We anticipate that this new entity, through its affiliate, will operate the European portion of our business and will manage our distributor and agency relationships in the future.

MANUFACTURING AND SUPPLY

         We use third party contract manufacturers to produce our William Rast denim finished goods from facilities located primarily in Los Angeles, California, and we have also increased our use of full package suppliers in Mexico for a large portion of our William Rast denim finished goods. For the majority of our William Rast knits and other non-denim products, we source these goods from international suppliers primarily in Asia. We source our People's Liberation denim products sold to Charlotte Russe under our exclusive distribution agreement from international suppliers of full package goods primarily located in Mexico. We source our People's Liberation knit products sold to Charlotte Russe from international suppliers of full package goods located primarily in Asia and India. We currently purchase all of our J. Lindeberg branded apparel products from J. Lindeberg AB, the beneficial owner of 50% of our subsidiary, J. Lindeberg USA, LLC. We intend to continue our transition to international suppliers of full package denim finished goods which will enable us to remain competitive and improve margins.

STRUCTURE OF OPERATIONS

         Our wholly-owned subsidiary Versatile Entertainment, Inc. conducts our People's Liberation brand business. Our William Rast brand business is conducted through our wholly-owned subsidiary Bella Rose, LLC. William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose and are each owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC, an entity owned in part by Justin Timberlake. Our J. Lindeberg brand business is conducted through Bella Rose. J. Lindeberg USA, LLC is consolidated under Bella Rose and is owned 50% by Bella Rose and 50% by J. Lindeberg USA, Corp. an entity owned by
J. Lindeberg AB, a Swedish corporation. William Rast Europe Holdings, LLC, a Delaware limited liability company, was formed on March 11, 2009 and is a wholly-owned subsidiary of William Rast Sourcing. There currently is no significant activity in this newly formed entity or its wholly-owned subsidiary, William Rast Europe B.V.

RECENT DEVELOPMENTS

         In July 2009, we entered into two new leases for William Rast retail stores to be located in Cabazon, California, and Century City, California. The leases have ten-year terms expiring in July 2019 and January 2020. The stores are expected to open in November 2009.

         In June and July of 2009, we held three major launch events for the international expansion of our William Rast brand. The events were in three European cities; London, Paris and Berlin. The London event was held at the well know department store, Selfridges, and included the installation of in-store pop up shops in the men's and women's departments, a fashion show and an in-store appearance by Justin Timberlake and Trace Ayala. The Paris event was held at Collette and included the dedication of an entire window to the William Rast brand. At Bread and Butter in Berlin, we presented our new William Rast Spring-Summer `10 collection, as well as a newly expanded denim offering that included a selection of more accessibly priced styles and washes.

         Effective May 13, 2009, we purchased certain assets related to the operation of a J. Lindeberg retail store in Los Angeles, California, from an unrelated party. The asset purchase agreement provided for the payment of $100,000 in cash upon closing and cancellation of approximately $250,000 of trade accounts receivable due from the seller. The asset purchase agreement also provided that we acquire certain leasehold improvements, furniture and fixtures, and computer and store equipment. On May 18, 2009, we entered into a new lease agreement for the store space that expires in January 2015.

         On December 16, 2008, we entered into an agreement with Charlotte Russe pursuant to which we agreed to exclusively sell to Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, "Charlotte Russe"), in North America and Central America, People's Liberation(R) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories. We will continue to design, source, sample, fit and deliver an assortment of finished goods selected by Charlotte Russe and sell such merchandise to Charlotte Russe at wholesale prices. Charlotte Russe has the exclusive right to market, distribute, and sell People's Liberation branded merchandise purchased from us in North America and Central America through Charlotte Russe(R) branded retail stores and related distribution channels, including outlet locations and direct-to-consumer sales. We ceased to sell People's Liberation branded merchandise in such territories to parties other than Charlotte Russe effective April 30, 2009. We will continue to market and sell People's Liberation branded merchandise internationally, with the exception of Central America. Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         See Note 14 to Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                             THREE MONTHS        SIX MONTHS
                                            ENDED JUNE 30,     ENDED JUNE 30,
                                          -----------------  ------------------
                                            2009     2008      2009      2008
                                          -------- --------  --------  --------

Net sales ..............................     100.0%   100.0%    100.0%    100.0%
Cost of goods sold .....................      52.4     52.9      53.7      51.6
                                          -------- --------  --------  --------
Gross profit ...........................      47.6     47.1      46.3      48.4
Selling, design and production expenses       22.6     29.1      28.9      28.7
General and administrative expenses ....      16.3     19.7      20.4      17.8
                                          -------- --------  --------  --------
Operating income (loss) ................       8.7%    (1.7)%    (3.0)%     1.9%
                                          ======== ========  ========  ========


     COMPARISON OF THREE MONTHS ENDED JUNE 30, 2009 AND THREE MONTHS ENDED JUNE 30, 2008

         NET SALES

                                          THREE MONTHS ENDED
                                               JUNE 30,
                                       -------------------------       PERCENT
                                          2009           2008          CHANGE
                                       ----------     ----------     ----------
Net Sales ........................     $9,949,864     $6,745,745          47.5%


         The increase in net sales for the three months ended June 30, 2009 was due primarily to increased People's Liberation sales due to our exclusive distributor relationship with Charlotte Russe, as discussed above. We began shipping goods to Charlotte Russe under the terms of our agreement in June 2009. The increase in net sales for the three months ended June 30, 2009 was also due to the commencement of wholesale and retail sales of our new apparel line, J.
Lindeberg. We began distributing J. Lindeberg brand products in the United States on an exclusive basis beginning July 2008. We anticipate that the addition of this new product line will continue to have a positive impact on our future sales. The increased sales of our People's Liberation and J. Lindeberg product lines was offset by a decrease in sales volume of our William Rast apparel line due to declining retail sales.

         GROSS PROFIT

                                          THREE MONTHS ENDED
                                               JUNE 30,
                                       -------------------------       PERCENT
                                          2009         2008            CHANGE
                                       ----------     ----------     ----------

Gross Profit .....................     $4,735,203     $3,175,426          49.1%


         Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, duty, freight and overhead expenses. Overhead expenses primarily consist of warehouse and shipping salaries and expenses. As a percentage of net sales, our gross margin increased to 47.6% for the three months ended June 30, 2009 from 47.1% for the three months ended June 30, 2008. The increase in gross profit as a percentage of net sales was due to a reduction of off-price sales of our People's Liberation products and retail sales of our J. Lindeberg product line at higher gross margins.

         SELLING, DESIGN AND PRODUCTION EXPENSES

                                                   THREE MONTHS ENDED
                                                         JUNE 30,
                                                 -----------------------     PERCENT
                                                    2009         2008        CHANGE
                                                 ----------   ----------   ----------
Selling, design and production expenses ......   $2,250,909   $1,960,318        14.8%


         Selling, design and production expenses for the three months ended June 30, 2009 and 2008 primarily related to tradeshow, salaries and commissions, design fee payments, advertising, marketing and promotion, samples, travel and showroom expenses. As a percentage of net sales, selling, design and production expenses decreased to 22.6% for the three months ended June 30, 2009 compared to 29.1% for the three months ended June 30, 2008. The increase in selling, design and production expenses for the three months ended June 30, 2009 is primarily attributable to increased sales salaries and commissions related to our J. Lindeberg acquisition in the third quarter of 2008 and increased design costs related to our William Rast apparel line, offset by decreased samples costs. Effective December 1, 2008, the design services agreement with Paris68 was terminated and the parties to the services agreement negotiated the terms of a new design consulting arrangement. The new design consulting arrangement provides for a reduction in the fees paid for services, a reduction in sample costs and the elimination of royalty payments due under the prior agreement. There was no design fee expense incurred pursuant to the services agreement with Paris68 during the three months ended June 30, 2008.

              GENERAL AND ADMINISTRATIVE EXPENSES

                                                  THREE MONTHS ENDED
                                                       JUNE 30,
                                               -----------------------     PERCENT
                                                  2009         2008        CHANGE
                                               ----------   ----------   ----------
General and administrative expenses .......    $1,623,692   $1,326,500        22.4%


         General and administrative expenses for the three months ended June 30, 2009 and 2008 primarily related to salaries, professional fees, facility costs, travel and entertainment, depreciation and amortization expense, and other general corporate expenses. As a percentage of net sales, general and administrative expenses decreased to 16.3% for the three months ended June 30, 2009 from 19.7% for three months ended June 30, 2008. The increase in general and administrative expenses during the three months ended June 30, 2009 was due primarily to a net increase in administrative salaries and rent related to our
J. Lindeberg retail stores and showroom in New York City. The net increase in administrative salaries was due to the hiring of additional employees related to our J. Lindeberg acquisition in the third quarter of 2008, offset by a 10% salary reduction which took effect February 1, 2009 in response to worsening economic conditions.

         INTEREST EXPENSE
                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                           -----------------------     PERCENT
                                              2009         2008        CHANGE
                                           ----------   ----------   ----------

Interest Expense .......................   $   56,762   $   23,157       145.1%


         Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories. Maximum borrowings under our People's Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory. Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our
J. Lindeberg facility are not to exceed $1.5 million. Outstanding borrowings under our factoring arrangements amounted to approximately $3.0 million and $1.1 million at June 30, 2009 and 2008, respectively. The increase in interest expense is due to the increased borrowing under our factoring arrangements during the three months ended June 30, 2009.

         PROVISION FOR INCOME TAX

                                              THREE MONTHS ENDED
                                                   JUNE 30,
                                            -----------------------     PERCENT
                                               2009         2008        CHANGE
                                            ----------   ----------   ----------

Provision for Income Tax ................   $    5,790   $    5,790         --


         The provision for income taxes for the three months ended June 30, 2009 and 2008 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, William Rast Sourcing, LLC and J. Lindeberg USA, LLC. A provision for Federal income taxes was not recorded for the three months ended June 30, 2009, as any tax liabilities generated from net income would be offset by the Company's net operating loss carryforwards. A provision for Federal income taxes has not been recorded for the three months ended June 30, 2008, as we had a net loss during the quarter. As of June 30, 2009, a valuation allowance has been provided for our deferred income tax assets related to net operating loss carryforwards, bad debt and other reserves. As of December 31, 2008, total net operating losses available to carry forward to future periods amounted to approximately $4.5 million. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses and other deferred tax assets.

         NET INCOME (LOSS)

                                             THREE MONTHS ENDED
                                                  JUNE 30,
                                           -----------------------     PERCENT
                                              2009         2008        CHANGE
                                           ----------   ----------   ----------

Net income (loss) ......................   $  798,050   $ (134,227)       *
* Not meaningful


         Our net income incurred during the three months ended June 30, 2009 compared to a net loss for the three months ended June 30, 2008 was due primarily to increased net sales and gross margin, offset by increased operating expenses incurred during the period, as discussed above.

         NONCONTROLLING INTEREST

                                            THREE MONTHS ENDED
                                                 JUNE 30,
                                          -----------------------      PERCENT
                                             2009         2008         CHANGE
                                          ----------   ----------    ----------

Noncontrolling interest ...............   $  271,446   $  322,505       (15.8)%


         Noncontrolling interest recorded for the three months ended June 30, 2009 represents minimum distributions accrued for the calendar quarter ended June 30, 2009 due to William Rast Enterprises, a member of William Rast Sourcing, and income allocations due to J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC. Noncontrolling interest recorded for the three months ended June 30, 2008 represents minimum distributions accrued for the calendar quarter ended June 30, 2008 due to William Rast Enterprises. In accordance with the related operating agreements, as amended, William Rast Sourcing and William Rast Licensing are to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% and 3%, respectively, of applicable net sales generated by William Rast Sourcing and William Rast Licensing during the quarterly periods. Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements. Profit and loss allocations to our member, J. Lindeberg USA Corp., are recorded as noncontrolling interest in our consolidated financial statements.

         NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS

                                              THREE MONTHS ENDED
                                                   JUNE 30,
                                            -----------------------     PERCENT
                                               2009         2008        CHANGE
                                            ----------   ----------   ----------

Net income (loss) attributable to
   common stockholders ..................   $  526,604   $ (456,732)       *
* Not meaningful


         Our net income attributable to common stockholders incurred during the three months ended June 30, 2009 compared to a net loss for the three months ended June 30, 2008 is due primarily to increased net sales and gross margin and decreased noncontrolling interest, offset by increased operating expenses incurred during the three months ended June 30, 2009, as discussed above.

     COMPARISON OF SIX MONTHS ENDED JUNE 30, 2009 AND SIX MONTHS ENDED JUNE 30, 2008

         NET SALES

                                          SIX MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                         2009           2008          CHANGE
                                      -----------    -----------    ----------

Net Sales ........................    $17,479,942    $13,662,384         27.9%


         The increase in net sales for the six months ended June 30, 2009 was due primarily to a net increase in People's Liberation sales due to our exclusive distributor relationship with Charlotte Russe, as discussed above. We began shipping goods to Charlotte Russe under the terms of our agreement in June 2009. The increase in net sales for the six months ended June 30, 2009 was also due to the commencement of wholesale and retail sales of our new apparel line,
J. Lindeberg. We began distributing J. Lindeberg brand products in the United States on an exclusive basis beginning July 2008. We anticipate that the addition of this new product line will continue to have a positive impact on our future sales. The increased sales of our People's Liberation and J. Lindeberg product lines was offset by a decrease in sales volume of our William Rast apparel line due to declining retail sales.

         GROSS PROFIT

                                          SIX MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                         2009           2008          CHANGE
                                      -----------    -----------    ----------

Gross Profit .....................    $ 8,089,128    $ 6,607,649         22.4%


         As a percentage of net sales, our gross margin decreased to 46.3% for the six months ended June 30, 2009 from 48.4% for the six months ended June 30, 2008. The decrease in gross profit as a percentage of net sales was due to a net increase in off-price sales of our William Rast brand in the first quarter of 2009, offset by decreased off-price sales of our People's Liberation product line. The decrease in gross profit as a percentage of net sales was also offset by increased retail sales of our J. Lindeberg product line at higher gross margins.

         SELLING, DESIGN AND PRODUCTION EXPENSES

                                          SIX MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                         2009           2008          CHANGE
                                      -----------    -----------    ----------

Selling, design and
   production expenses ............   $ 5,044,182    $ 3,909,278         29.0%


         As a percentage of net sales, selling, design and production expenses increased to 28.9% for the six months ended June 30, 2009 compared to 28.7% for the six months ended June 30, 2008. The increase in selling, design and production expenses for the six months ended June 30, 2009 is attributable to our increased promotion and marketing of our William Rast brand, including our William Rast fashion show which took place during the first quarter of 2009. The increase in selling, design and production expenses for the six months ended June 30, 2009 is also attributable to increased sales salaries and commissions related to our J. Lindeberg acquisition during the second quarter of 2008 and increased design costs related to our William Rast apparel line. Effective December 1, 2008, the design services agreement with Paris68 was terminated and the parties to the services agreement negotiated the terms of a new design consulting arrangement. The new design consulting arrangement provides for a reduction in the fees paid for services, a reduction in sample costs and the elimination of royalty payments due under the prior agreement. There was no design fee expense incurred pursuant to the services agreement with Paris68 during the six months ended June 30, 2008.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                          SIX MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                          2009           2008         CHANGE
                                      -----------    -----------    ----------

General and administrative expenses   $ 3,568,088    $ 2,433,129         46.6%


         As a percentage of net sales, general and administrative expenses increased to 20.4% for the six months ended June 30, 2009 from 17.8% for six months ended June 30, 2008. The increase in general and administrative expenses during the six months ended June 30, 2009 was due primarily to a net increase in administrative salaries and rent related to our J. Lindeberg retail stores and showroom in New York City and impairment charges related to one of our trademarks we are no longer using. The net increase in administrative salaries was due to the hiring of our Vice President of Branding and Licensing during the second quarter of 2008 and the hiring of additional employees related to our J. Lindeberg acquisition in the third quarter of 2008, offset by a 10% salary reduction which took effect February 1, 2009 in response to worsening economic conditions.

         INTEREST EXPENSE

                                          SIX MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                          2009           2008         CHANGE
                                      -----------    -----------    ----------

Interest Expense ..................   $   100,852    $    44,408        127.1%


         Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories. Maximum borrowings under our People's Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory. Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our
J. Lindeberg facility are not to exceed $1.5 million. Outstanding borrowings under our factoring arrangements amounted to approximately $3.0 million and $1.1 million at June 30, 2009 and 2008, respectively. The increase in interest expense is due to the increased borrowing under our factoring arrangements during the six months ended June 30, 2009.

         PROVISION FOR INCOME TAX

                                          SIX MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                         2009           2008          CHANGE
                                      -----------    -----------    ----------

Provision for Income Tax .........    $   21,790     $   14,190          53.6%

         The provision for income taxes for the six months ended June 30, 2009 and 2008 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, William Rast Sourcing, LLC and J. Lindeberg USA, LLC. A provision for Federal income taxes has not been recorded for the six months ended June 30, 2009 and 2008, as we had net losses during the periods. As of June 30, 2009, a valuation allowance has been provided for our deferred income tax assets related to net operating loss carryforwards, bad debt and other reserves. As of December 31, 2008, total net operating losses available to carry forward to future periods amounted to approximately $4.5 million. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses and other deferred tax assets.

         NET (LOSS) INCOME

                                          SIX MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                         2009           2008          CHANGE
                                      -----------    -----------    ----------

Net (loss) income .................   $ (645,784)    $  212,756          *
* Not meaningful


         Our net loss incurred during the six months ended June 30, 2009 compared to net income for the six months ended June 30, 2008 was due primarily to increased operating expenses incurred during the period, offset by increased net sales and gross margin, as discussed above.

         NONCONTROLLING INTEREST

                                          SIX MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                         2009           2008          CHANGE
                                      -----------    -----------    ----------

Noncontrolling Interest ...........   $   457,039    $   607,153       (24.7)%


         Noncontrolling interest recorded for the six months ended June 30, 2009 represents minimum distributions accrued for the calendar quarters ended June 30, 2009 due to William Rast Enterprises, a member of William Rast Sourcing, and loss allocations due to J. Lindeberg USA, Corp., a member of J. Lindeberg USA, LLC. Noncontrolling interest recorded for the six months ended June 30, 2008 represents minimum distributions accrued for the calendar quarters ended June 30, 2008 due to William Rast Enterprises. In accordance with the related operating agreements, as amended, William Rast Sourcing and William Rast Licensing are to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% and 3%, respectively, of applicable net sales generated by William Rast Sourcing and William Rast Licensing during the quarterly periods. Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements. Profit and loss allocations to our member, J. Lindeberg USA, Corp., are recorded as noncontrolling interest in our consolidated financial statements.

         NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

                                          SIX MONTHS ENDED
                                               JUNE 30,
                                      --------------------------      PERCENT
                                         2009           2008          CHANGE
                                      -----------    -----------    ----------

Net loss attributable to
   common stockholders ............   $(1,102,823)   $  (394,397)       179.6%


         The increase in net loss attributable to common stockholders during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is due primarily to increased operating expenses incurred during the period, offset by increased net sales and gross margin and decreased noncontrolling interest recorded during the six months ended June 30, 2009, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2009, we had cash and cash equivalents of approximately $3.2 million, working capital of approximately $2.1 million, and approximately $1.5 million of availability from our factor. As of June 30, 2009, advances from our factor totaled approximately $3.0 million. As of June 30, 2008, we had cash and cash equivalents of approximately $333,000, a working capital balance of approximately $3.8 million, and approximately $2.4 million of availability from our factor. As of June 30, 2008, advances from our factor totaled approximately $1.1 million.

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

         We are subject to a contractual agreement that may require us to contribute cash to our subsidiary, J. Lindeberg USA, LLC. Pursuant to the operating agreement we entered into with J. Lindeberg USA Corp and J. Lindeberg AB, we contributed $20,000 in cash to our 50% owned subsidiary, J. Lindeberg USA, LLC, and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. Our J. Lindeberg USA, LLC, factoring agreements currently provide for corporate guaranties from our related entities, People's Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc. At this point in time, the cash amount in excess of $20,000 that we may be required to contribute to J. Lindeberg USA, LLC, if any, is uncertain and our future cash position may be adversely impacted. Notwithstanding the foregoing, we currently do not have any material commitments for capital expenditures. We do not anticipate that the costs (net of reimbursements) we will incur to build-out our two new William Rast retail stores will be material. These new stores are anticipated to open in November of 2009.

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

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through borrowings from our factor and cash flows generated from operations. Cash flows from operating and investing activities for the six months ended June 30, 2009 and 2008 are summarized in the following table:

                                                         SIX MONTHS
                                                        ENDED JUNE 30,
                                               --------------------------------
ACTIVITY:                                          2009                 2008
--------------------------------------         -----------          -----------

Operating activities .................         $ 1,558,084          $   520,255
Investing activities .................            (286,211)            (549,332)
                                               -----------          -----------

Net increase (decrease) ..............         $ 1,271,873          $   (29,077)
                                               ===========          ===========

         OPERATING ACTIVITIES

         Net cash provided by operating activities was approximately $1,558,000 and $520,000 for the six months ended June 30, 2009 and 2008, respectively. Although we experienced a net loss of approximately $646,000 during the six months ended June 30, 2009, cash provided from operating activities was positive primarily as a result of decreased inventories and increased accounts payable and accrued expenses, offset by increased receivables and a the reduction in customer deposits during the period. Cash provided by operating activities for the six months ended June 30, 2008 resulted primarily from decreased receivables, inventories and other assets, and increased accounts payable and accrued expenses, offset by increased prepaid expenses and prepaid design fees. As of June 30, 2008, prepaid design fees related to the Company's William Rast men's and women's ready-to-wear product line designed by Paris68 amounted to approximately $1.4 million and represented design fee payments made in accordance with the terms of a design services agreement entered into effective November 15, 2007 with Paris68, LLC. Effective December 1, 2008, the design services agreement was terminated. The parties to the services agreement have negotiated the terms of a new design consulting arrangement. The new design consulting arrangement provides for a reduction in the fees paid for services and the elimination of royalty payments due under the prior agreement.

         INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $186,000 and $549,000 for the six months ended June 30, 2009 and 2008, respectively. Net cash used in investing activities for the six months ended June 30, 2009 consisted of an increase in capital expenditures primarily for leasehold improvements and furniture and fixtures for the relocation of our corporate offices, trademark costs and cash paid in the acquisition of a J. Lindeberg retail store. Effective May 13, 2009, we purchased certain assets related to the operation of a J. Lindeberg retail store in Los Angeles, California, from an unrelated party. The asset purchase agreement provided for the payment of $100,000 in cash upon closing and cancellation of approximately $250,000 of trade accounts receivable due from the seller. The asset purchase agreement also provided that we acquire certain leasehold improvements, furniture and fixtures, and computer and store equipment. Net cash used in investing activities for the six months ended June 30, 2008 consisted of an increase in capital expenditures primarily for furniture and fixtures and trademark costs.

         FINANCING ACTIVITIES

         There were no financing activities during the six months ended June 30, 2009 and 2008.

         FACTORING AGREEMENTS

         Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable and 50% of our eligible inventory. Maximum borrowings under our People's Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory. Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility are not to exceed $1.5 million. Interest is charged at prime plus 1%. As of June 30, 2009 and 2008, total factored accounts receivable included in due from factor amounted to approximately $4,900,000 and $2,740,000, respectively. Outstanding advances as of June 30, 2009 and 2008 amounted to approximately $2,996,000 and $1,147,000, respectively, and are included in the due from factor balance.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at June 30, 2009 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

                                                    Payments Due by Period
                                      -----------------------------------------------------
    Contractual                        Less than        1-3           4-5          After
    Obligations            Total         1 Year        Years         Years        5 Years
---------------------   -----------   -----------   -----------   -----------   -----------
Operating leases ....   $10,138,857   $ 1,684,289   $ 3,543,336   $ 1,572,370   $ 3,338,862
Consulting agreements       415,000       415,000          --            --            --
                        -----------   -----------   -----------   -----------   -----------
    Total ...........   $10,553,857   $ 2,099,289   $ 3,543,336   $ 1,572,370   $ 3,338,862
                        ===========   ===========   ===========   ===========   ===========

         At June 30, 2009, approximately $150,000 of the Company's cash is held under a lease line as collateral to secure one of the Company's lease agreements.

         At June 30, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         Factored accounts receivable may subject us to off-balance sheet risk. We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes, other customer claims and invoices that are not credit approved by the factor. From time to time, our factor also issues letters of credit and vendor guarantees on our behalf. There were no outstanding letters of credit or vendor guarantees as of June 30, 2009 and 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not required.

ITEM 4T. CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Chief Executive Officer, Colin Dyne, and Chief Financial Officer and President, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2009, the end of the period covered by this report. Based upon that evaluation, Messrs. Dyne and Barber concluded that our disclosure controls and procedures were effective as of June 30, 2009.

         INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1A. RISK FACTORS

CAUTIONARY STATEMENTS AND RISK FACTORS

         This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to such risk factors during the six months ended June 30, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our annual meeting of stockholders held on June 12, 2009, we submitted a matter to a vote of security holders through the solicitation of proxies. The proxy statement was dated May 4, 2009, and was first mailed to stockholders on or about May 11, 2009. At the meeting, our stockholders elected Kenneth Wengrod to serve as a Director on our Board of Directors for a three-year term expiring in June 2012 or until his respective successor has been elected. Before and after the annual meeting, our Board of Directors consisted of Colin Dyne, Dean Oakey, Kenneth Wengrod and Susan White.

         The following table provides the number of votes cast for or against or withheld, as well as the number of abstentions as to the matter voted upon. There were no broker non-votes at the annual meeting.

--------------------------------------------------------------------------------
                                                  Against or
       Matters Voted               For             Withheld        Abstentions
--------------------------------------------------------------------------------
Election of Ken Wengrod to
   Board of Directors           18,026,457          93,871              0
--------------------------------------------------------------------------------

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

                                    PEOPLE'S LIBERATION, INC.


Date: August 13, 2009               /s/ Darryn Barber
                                    --------------------------------------------
                               By:  Darryn Barber
                               Its: Chief Financial Officer and President
                                    (Principal Financial and Accounting Officer)