Form 10-Q
period 2009-09-30
PEOPLES LIBERATION INC
filed 2009-11-16
CIK 791770

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2009

[_] Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from _______________ to ________________.

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

     Large accelerated filer [_]                           Accelerated filer [_]

     Non-accelerated filer [_]                     Smaller reporting company [X]
     (Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

         As of November 16, 2009, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.

                            PEOPLE'S LIBERATION, INC.

                               INDEX TO FORM 10-Q

                                                                            PAGE
                                                                            ----

PART I     FINANCIAL INFORMATION...............................................3

Item 1.    Financial Statements................................................3

           Consolidated Balance Sheets as of September 30, 2009 (unaudited)
           and December 31, 2008...............................................3

           Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2009 and September 30, 2008.....4

           Consolidated Statements of Cash Flows (unaudited) for the
           nine months ended September 30, 2009 and September 30, 2008.........5

           Notes to Consolidated Financial Statements (unaudited)..............6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................24

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........40

Item 4T.   Controls and Procedures............................................41

PART II    OTHER INFORMATION..................................................41

Item 1     Legal Proceedings..................................................41

Item 1A.   Risk Factors.......................................................43

Item 6.    Exhibits...........................................................45

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                            PEOPLE'S LIBERATION, INC.
                           CONSOLIDATED BALANCE SHEETS
                                                                           September 30,   December 31,
                                                                               2009            2008
                                                                           ------------    ------------
                                                                            (Unaudited)
                                  Assets
Current Assets:
   Cash and cash equivalents ...........................................   $  1,281,694    $  1,888,718
   Restricted cash .....................................................        167,000            --
   Due from factor .....................................................      1,533,919            --
   Accounts receivable, net of allowance for doubtful accounts .........        358,899       1,307,922
   Inventories .........................................................      2,908,865       4,925,438
   Prepaid expenses and other current assets ...........................        430,049         247,672
                                                                           ------------    ------------
     Total current assets ..............................................      6,680,426       8,369,750

Property and equipment, net of accumulated depreciation and amortization      1,102,004         837,351
Trademarks, net of accumulated amortization ............................        612,000         600,609
Intangible asset .......................................................        428,572         428,572
Other assets ...........................................................        467,881         444,266
                                                                           ------------    ------------
Total assets ...........................................................   $  9,290,883    $ 10,680,548
                                                                           ============    ============

                   Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable and accrued expenses ...............................   $  3,251,181    $  3,801,080
   Due to factor .......................................................           --           170,369
   Customer deposits ...................................................           --         1,000,000
   Due to member .......................................................        451,918         427,623
   Income taxes payable ................................................           --            17,789
                                                                           ------------    ------------
     Total current liabilities .........................................      3,703,099       5,416,861
                                                                           ------------    ------------

Stockholders' equity:
   Common stock, $0.001 par value, 150,000,000 shares authorized;
     36,002,563 shares issued and outstanding at September 30, 2009
     and December 31, 2008 .............................................         36,002          36,002
   Additional paid-in capital ..........................................      8,070,657       7,951,960
   Accumulated deficit .................................................     (6,862,855)     (6,349,151)
                                                                           ------------    ------------
      Total stockholders' equity .......................................      1,243,804       1,638,811
                                                                           ------------    ------------

Noncontrolling interest ................................................      4,343,980       3,624,876
                                                                           ------------    ------------
      Total equity .....................................................      5,587,784       5,263,687
                                                                           ------------    ------------
Total liabilities and stockholders' equity .............................   $  9,290,883    $ 10,680,548
                                                                           ============    ============


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended             Nine months Ended
                                                                September 30,                  September 30,
                                                        ---------------------------    ----------------------------
                                                            2009           2008            2009            2008
                                                        ------------   ------------    ------------    ------------
Net sales ...........................................   $ 11,005,915   $ 10,982,733    $ 28,485,857    $ 24,645,117
Cost of goods sold ..................................      5,456,478      5,599,914      14,847,292      12,654,649
                                                        ------------   ------------    ------------    ------------
Gross profit ........................................      5,549,437      5,382,819      13,638,565      11,990,468
                                                        ------------   ------------    ------------    ------------

Selling, design and production expenses .............      2,659,481      4,283,382       7,703,663       8,192,660
General and administrative expenses .................      1,970,929      1,955,528       5,539,017       4,388,657
                                                        ------------   ------------    ------------    ------------

 Total operating expenses ...........................      4,630,410      6,238,910      13,242,680      12,581,317
                                                        ------------   ------------    ------------    ------------

Income (loss) from operations .......................        919,027       (856,091)        395,885        (590,849)
                                                        ------------   ------------    ------------    ------------

Interest expense, net ...............................         59,653         45,115         160,505          89,523
Other income ........................................           --          (10,160)           --           (16,272)
                                                        ------------   ------------    ------------    ------------
  Total other expense ...............................         59,653         34,955         160,505          73,251
                                                        ------------   ------------    ------------    ------------

Income (loss) before income taxes and noncontrolling
interest in subsidiaries' earnings ..................        859,374       (891,046)        235,380        (664,100)
                                                        ------------   ------------    ------------    ------------

Provision for income taxes ..........................          8,190          6,000          29,980          20,190
                                                        ------------   ------------    ------------    ------------

Net income (loss) ...................................        851,184       (897,046)        205,400        (684,290)
                                                        ------------   ------------    ------------    ------------

Noncontrolling interest in subsidiaries' earnings ...        262,065        562,805         719,104       1,169,958
                                                        ------------   ------------    ------------    ------------

Net income (loss) attributable to common
stockholders ........................................   $    589,119   $ (1,459,851)   $   (513,704)   $ (1,854,248)
                                                        ============   ============    ============    ============


Basic and diluted income (loss) per common share ....   $       0.02   $      (0.04)   $      (0.01)   $      (0.05)

Basic weighted average common shares outstanding ....     36,002,563     36,002,563      36,002,563      36,002,563

Diluted weighted average common shares outstanding ..     36,080,371     36,002,563      36,002,563      36,002,563


                 See Notes to Consolidated Financial Statements.

                            PEOPLE'S LIBERATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                               Nine Months Ended
                                                                                 September 30,
                                                                         ----------------------------
                                                                             2009            2008
                                                                         ------------    ------------
Cash flows from operating activities:
  Net income (loss) ..................................................   $    205,400    $   (684,290)
    Adjustments to reconcile net income (loss) to net cash (used in)
    provided by  operating activities:
     Depreciation and amortization ...................................        253,887         204,330
     Allowance for doubtful accounts .................................        (27,700)         77,000
     Warrants issued for services ....................................           --             6,700
     Stock based compensation ........................................        118,697         133,166
     Impairment of long-lived asset ..................................         69,270            --
     Loss on disposal of fixed asset .................................          4,141            --
     Changes in operating assets and liabilities:
       Receivables ...................................................       (977,915)        545,991
       Inventories ...................................................      2,016,573         941,504
       Refundable income taxes .......................................           --            11,500
       Prepaid expenses and other current assets .....................       (182,377)         67,313
       Prepaid design fees ...........................................           --        (1,321,772)
       Other assets ..................................................        (23,615)        205,894
       Accounts payable and accrued expenses .........................       (531,025)      1,289,432
       Customer deposits .............................................     (1,000,000)           --
       Due to member .................................................         24,295          21,832
       Income taxes payable ..........................................        (36,662)          2,136
                                                                         ------------    ------------
         Net cash flows (used in) provided by operating activities ...        (87,031)      1,500,736
                                                                         ------------    ------------

Cash flows from investing activities:
  Increase in restricted cash ........................................       (167,000)           --
  Acquisition of retail store ........................................       (100,000)           --
  Acquisition of trademarks ..........................................       (113,191)       (207,328)
  Acquisition of property and equipment ..............................       (139,802)       (557,810)
                                                                         ------------    ------------
     Net cash flows used in investing activities .....................       (519,993)       (765,138)
                                                                         ------------    ------------

Cash flows from financing activities:
  Capital investment received from minority interest member ..........           --            20,000
                                                                         ------------    ------------

Net (decrease) increase in cash and cash equivalents .................       (607,024)        755,598
Cash and cash equivalents, beginning of period .......................      1,888,718         362,505
                                                                         ------------    ------------
Cash and cash equivalents, end of period .............................   $  1,281,694    $  1,118,103
                                                                         ============    ============

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
  Interest ...........................................................   $    161,287    $     89,523
  Income taxes paid ..................................................         67,021          18,222
  Income taxes received ..............................................           --           (11,668)
  Non-cash investing activity:
     Acquisition of retail store:
        Cancellation of trade receivables ............................       (250,350)           --
        Fair value of property and equipment acquired ................        350,350            --
     Net assets and liabilities received in acquisition of subsidiary:
       Receivables ...................................................           --           726,191
       Inventory .....................................................           --         1,491,369
       Property and equipment ........................................           --            50,000
       Deposits ......................................................           --           385,140
       Due to member .................................................           --          (385,140)
     Minority interest, net of cash received from member .............           --        (2,267,560)


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

2.       ORGANIZATION AND NATURE OF OPERATIONS

ORGANIZATION

         People's Liberation, Inc. is the parent holding company of Versatile Entertainment, Inc. ("Versatile"), a California corporation established in April of 2001, and Bella Rose, LLC ("Bella Rose"), a California limited liability company established in May 2005, both of which were consolidated on November 22, 2005 and became wholly-owned subsidiaries of the Company on the effective date of the Company's exchange transaction. William Rast Sourcing, LLC ("William Rast Sourcing") and William Rast Licensing, LLC ("William Rast Licensing"), both California limited liability companies, were formed effective October 1, 2006 and are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC ("WRE"), an entity owned in part by Justin Timberlake. William Rast Europe Holdings, LLC, a Delaware limited liability company, was formed on March 11, 2009 and is a wholly-owned subsidiary of William Rast Sourcing. William Rast Europe B.V. was formed on June 30, 2009 and is a wholly-owned subsidiary of William Rast Europe Holdings, LLC. William Rast Europe Holdings, LLC and William Rast Europe B.V. (collectively "William Rast Europe") were formed to market and sell William Rast apparel and accessories in Europe. William Rast Retail, LLC ("William Rast Retail"), a California limited liability company, was formed on August 26, 2009 and is a wholly-owned subsidiary of William Rast Sourcing. William Rast Retail was formed to operate the Company's William Rast retail stores. J. Lindeberg USA, LLC ("J. Lindeberg USA"), a California limited liability company, was formed effective July 1, 2008 and is owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp., a New York corporation and an entity owned by J. Lindeberg AB, a Swedish corporation (collectively "Lindeberg Sweden"). J. Lindeberg USA Retail, LLC ("J. Lindeberg Retail"), a California limited liability company, was formed on August 21, 2009 and is a wholly-owned subsidiary of J. Lindeberg USA. J. Lindeberg Retail was formed to operate the Company's J. Lindeberg retail stores.

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

         William Rast Sourcing is the sole member of William Rast Europe Holdings, an entity formed in March 2009 to distribute William Rast apparel and accessories in Europe through its wholly-owned subsidiary, William Rast Europe B.V.

NATURE OF OPERATIONS

         The Company markets and sells high-end casual apparel under the brand names "People's Liberation," "William Rast" and, in the United States, "J. Lindeberg," through Versatile and Bella Rose, its wholly owned subsidiaries, and through Bella Rose's 50% owned subsidiaries, William Rast Sourcing, William Rast Licensing and J. Lindeberg USA. The majority of the merchandise the companies offer consists of premium denim, knits, wovens, golf wear and outerwear for men and women. In the United States, William Rast Sourcing and J. Lindeberg USA
distribute their merchandise to boutiques, specialty stores and better department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue and Neiman Marcus, and online at williamrast.com, jlindeberg.com and Zappos.com. The Company also markets and sells J. Lindeberg branded collection and golf apparel through its retail stores in New York City and Los Angeles, and sells J. Lindeberg golf wear to green grass golf stores and boutiques in the United States. Internationally, in select countries, William Rast Sourcing sells its products to better department stores and boutiques throughout the world.

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

         The Company commenced its People's Liberation business in July 2004. On December 16, 2008, the Company entered into an agreement with Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, "Charlotte Russe"), pursuant to which the Company's wholly-owned subsidiary, Versatile, agreed to exclusively sell to Charlotte Russe, in North America and Central America, People's Liberation(R) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories. The Company ceased to sell People's Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009. The Company will continue to market and sell People's Liberation branded merchandise internationally, with the exception of Central America. Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009. The Company is in litigation with Charlotte Russe in relation to the agreement. See Note 7 below for further information relating to the Company's agreement with Charlotte Russe and the pending litigation.

         The Company is headquartered in Los Angeles, California, and maintains showrooms in New York, Los Angeles and Atlanta, and has sales representatives in Dallas, Texas, and Chicago, Illinois.

3.       RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, "Business Combinations." This pronouncement provides new guidance that changes the accounting treatment of contingent assets and liabilities in business combinations under previous topic guidance and is effective for contingent assets or liabilities acquired in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of this pronouncement did not have a material effect on the Company's consolidated financial statements currently, but its effects will depend on the nature of future acquisitions completed by the Company, if any.

         Effective January 1, 2009, the Company adopted the provisions of a pronouncement issued in December 2007 on what is now codified as FASB ASC Topics 805, BUSINESS COMBINATIONS, and 810, CONSOLIDATION. Certain provisions of this pronouncement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income or loss to be recast to include net income or loss attributable to the noncontrolling interest. As a result of this adoption, the Company reclassified noncontrolling interests in the amount of $2.3 million from the mezzanine section to equity in its December 31, 2008 balance sheet.

         In April 2009, the FASB issued ASC Topic 320-10-35, INVESTMENT - DEBT AND EQUITY SECURITIES, OVERALL, SUBSEQUENT MEASUREMENT, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The pronouncement requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the pronouncement expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this pronouncement on April 1, 2009 did not have a material impact on the Company's results of operations or financial position.

         In April 2009, the FASB issued ASC Topic 820-10-65-4, TRANSITION RELATED TO FASB STAFF POSITION FAS 157-4 DETERMINING FAIR VALUE WHEN THE VOLUME AND LEVEL OF ACTIVITY FOR THE ASSET AND LIABILITY HAVE SIGNIFICANTLY DECREASED AND IDENTIFYING TRANSACTIONS THAT ARE NOT ORDERLY. This pronouncement emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The pronouncement provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The pronouncement also requires increased disclosures. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this pronouncement on July 1, 2009 did not have a material impact on the Company's results of operations or financial position.

         In April 2009, the FASB issued ASC 825-10-65-1, TRANSITION RELATED TO FSP FAS 107-1 AND APB 28-1, INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. This pronouncement requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This pronouncement is effective for interim reporting periods ending after June 15, 2009. The adoption of this pronouncement on July 1, 2009 did not have a material impact on the Company's results of operations or financial position.

         In May 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 855, SUBSEQUENT EVENTS. This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 is effective for interim or annual periods ending after June 15, 2009, and will be applied prospectively. Notes 7 and 11 set forth the Company's evaluation of the events that occurred after September 30, 2009 and through November 16, 2009, the date these interim financial statements as of and for the three and nine month periods ended September 30, 2009 were issued.

4.       EARNINGS PER SHARE

         The Company computes and presents earnings per share in accordance with ASC Topic 260, "EARNINGS PER SHARE". Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period.

         Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,521,000 shares of common stock at exercise prices ranging from $0.30 to $1.25 per share were outstanding for the three months of September 30, 2009, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

         Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,900,000 shares of common stock at exercise prices ranging from $0.20 to $1.25 per share were outstanding for the nine months of September 30, 2009, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

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

         The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

                                             INCOME (LOSS)        SHARES        PER SHARE
                                             -------------    -------------   -------------
THREE MONTHS ENDED SEPTEMBER 30, 2009
-------------------------------------
Basic income per share:
Income attributable to common stockholders   $     589,119       36,002,563   $        0.02

Effect of Dilutive Securities:
Options ..................................            --             77,808            --
Warrants .................................            --               --              --
                                             -------------    -------------   -------------
Income attributable to common stockholders   $     589,119       36,080,371   $        0.02
                                             =============    =============   =============


THREE MONTHS ENDED SEPTEMBER 30, 2008
-------------------------------------
Basic loss per share:
Loss attributable to common stockholders .   $  (1,459,851)      36,002,563   $       (0.04)

Effect of Dilutive Securities:
Options ..................................            --               --              --
Warrants .................................            --               --              --
                                             -------------    -------------   -------------
Loss attributable to common stockholders .   $  (1,459,851)      36,002,563   $       (0.04)
                                             =============    =============   =============


NINE MONTHS ENDED SEPTEMBER 30, 2009
------------------------------------
Basic loss per share:
Loss attributable to common stockholders .   $    (513,704)      36,002,563   $       (0.01)

Effect of Dilutive Securities:
Options ..................................            --               --              --
Warrants .................................            --               --              --
                                             -------------    -------------   -------------
Loss attributable to common stockholders .   $    (513,704)      36,002,563   $       (0.01)
                                             =============    =============   =============


NINE MONTHS ENDED SEPTEMBER 30, 2008
------------------------------------
Basic loss per share:
Loss attributable to common stockholders .   $  (1,854,248)      36,002,563   $       (0.05)

Effect of Dilutive Securities:
Options ..................................            --               --              --
Warrants .................................            --               --              --
                                             -------------    -------------   -------------
Loss attributable to common stockholders .   $  (1,854,248)      36,002,563   $       (0.05)
                                             =============    =============   =============

5.       DUE FROM (TO) FACTOR

         Due from (to) factor is summarized as follows:

                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      2009             2008
                                                  ------------     ------------
Outstanding receivables:
  Without recourse ...........................    $  3,994,304     $  3,423,524
  With recourse ..............................       1,321,527          692,155
                                                  ------------     ------------
                                                     5,315,831        4,115,679
Advances .....................................      (3,078,497)      (3,520,281)
Open credits .................................        (703,415)        (765,767)
                                                  ------------     ------------
                                                  $  1,533,919     $   (170,369)
                                                  ============     ============


6.       INVENTORIES

         Inventories are summarized as follows:
                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2009             2008
                                                   ------------     ------------

Piece goods and trim .........................     $    138,837     $  1,564,727
Work in process ..............................           40,414          418,710
Finished goods ...............................        2,729,614        2,942,001
                                                   ------------     ------------
                                                   $  2,908,865     $  4,925,438
                                                   ============     ============


7.       CHARLOTTE  RUSSE  DISTRIBUTION  AGREEMENT  AND  LITIGATION  (SUBSEQUENT
         EVENT)

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

         In consideration for the exclusive rights granted to Charlotte Russe under the Agreement, Charlotte Russe agreed to purchase from the Company a minimum amount of People's Liberation branded merchandise during each contract year. The aggregate minimum purchase obligation for the period from inception of the Agreement through the end of its initial term on December 31, 2012 is $65 million. The amount of the minimum purchase obligation varies by contract year, and may be less than or greater than $65 million if the Agreement is terminated prior to expiration of the initial term or is renewed for one or more additional renewal periods.

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

LITIGATION - SUBSEQUENT EVENT

         On October 27, 2009, the Company filed a complaint for damages and equitable relief against Charlotte Russe in the Superior Court of the State of California, County of Los Angeles, Central District (Versatile Entertainment, Inc. v. Charlotte Russe Merchandising, Inc., BC424674) (the "Charlotte Russe Action"). On that same day, the Company also filed suit against Advent International Corporation and certain of its subsidiaries, and David Mussafer and Jenny J. Ming (collectively, the "Advent Defendants") in the Superior Court of the State of California, County of Los Angeles, Central District (Versatile Entertainment, Inc. v. Advent International Corporation, BC424675) (the "Advent Action"). Advent International Corporation, through its subsidiaries, acquired Charlotte Russe in October 2009. The complaints relate to the Company's Agreement with Charlotte Russe described above.

         On October 26, 2009, we received a letter from Charlotte Russe purportedly terminating the Agreement as a result of the Company's alleged fraudulent inducement of Charlotte Russe to enter into the Agreement as well as the Company's alleged subsequent material breaches of the Agreement. The Company believes the allegations in the letter are demonstrably false and that the termination of the Agreement by Charlotte Russe was improper, constituting a material breach of the Agreement by Charlotte Russe for which the Company is entitled to damages. Additionally, the Company asserts that before acquiring Charlotte Russe, Advent International Corporation and certain of its subsidiaries and management, including David Mussafer and Jenny J. Ming, evaluated Charlotte Russe's ongoing business and contractual relations, and decided that they would wrongfully attempt to avoid the contractual obligations under the Agreement by asserting fabricated breaches of contract against the Company, thus intentionally interfering with the Company's contract with Charlotte Russe.

         The Company's complaint in the Charlotte Russe Action includes four causes of action, including one for declaratory relief in which it seeks declarations that (i) by Charlotte Russe's efforts to wrongfully terminate the Agreement and their sale of People's Liberation brand goods at "close-out" prices, they have breached the express terms of the Agreement; (ii) the Agreement is in full force and effect notwithstanding Charlotte Russe's purported termination thereof; (iii) Charlotte Russe is required to perform its obligations under the Agreement and that no performance obligation has been excused; (iv) the Company's actions, including those alleged acts complained of in Charlotte Russe's October 26 letter, do not constitute material breaches of the Agreement; and (v) the express terms of the Agreement require Charlotte
Russe to indemnify, hold harmless and defend the Company from any future or additional damages or costs incurred by the Company as a result of Charlotte Russe's breach of the Agreement and as a result of the Company's lawsuit.

         In the Charlotte Russe Action, the Company has also asserted claims for:

         o breach of contract by Charlotte Russe for, among other things, wrongfully terminating the Agreement and for selling People's Liberation branded apparel at "close-out" prices;

         o fraudulent misrepresentation relating to the misrepresentation and concealment of certain material facts from the Company, including making false representations about their ability and intent to promote People's Liberation branded products for sale in their stores, their ability to perform their obligations under the Agreement, their discounting of People's Liberation branded apparel in violation of the Agreement and the facts underlying their purported termination of the Agreement; and

         o negligent misrepresentation relating to the misrepresentation and concealment of certain material facts from the Company, including making false representations about their ability and intent to promote People's Liberation branded products for sale in their stores, their ability to perform their obligations under the Agreement, their discounting of People's Liberation branded apparel in violation of the Agreement and the facts underlying their purported termination of the Agreement.

         The Company is seeking compensatory damages of no less than $59,000,000, punitive damages, preliminary and permanent injunctions enjoining Charlotte Russe and the other defendants from engaging in acts which diminish the value of the People's Liberation brand, and an award of attorneys' fees and costs incurred in relation to each cause of action.

         In the Advent Action, the Company asserts one cause of action for intentional interference with contract, for which the Company is seeking compensatory damages of no less than $59,000,000, punitive damages, as well as an award of attorney's fees and costs incurred in relation to the action.

         On October 28, 2009, Charlotte Russe Holding, Inc. and Charlotte Russe Merchandising, Inc. served a complaint against People's Liberation, Inc. and Versatile Entertainment, Inc., which complaint was filed in the Superior Court of the State of California, County of Los Angeles, Central District (CHARLOTTE RUSSE HOLDING, INC. VS. VERSATILE ENTERTAINMENT, INC., BC424734). In its complaint, Charlotte Russe has asserted claims for:

         o        rescission    of   the    Agreement    based   on   fraudulent
                  misrepresentations made by the Company to induce Charlotte Russe to enter into the Agreement;

         o fraud based on fraudulent misrepresentations made by the Company to induce Charlotte Russe to enter into and continue to perform its obligations under the Agreement; and

         o breach of contract by the Company for, among other things, (i) permitting other retailers to sell People's Liberation branded products in Charlotte Russe's exclusive territory; (ii)
                  failing to provide the services under the Agreement; (iii) failing to maintain the promised quality of the products; (iv) failing to price the products in accord with the Agreement; and (v) failing to deliver all products in the time required under the Agreement.

         Charlotte Russe is seeking restitution of all consideration paid to the Company under the Agreement, compensatory and punitive damages, and an award of attorneys' fees and costs incurred in relation to each cause of action.

         The Company intends to vigorously pursue the Charlotte Russe Action and the Advent Action and to vigorously defend any actions brought forth by Charlotte Russe. Although the purported termination of the Company's exclusive distribution agreement by Charlotte Russe will have a significant impact on Company's subsidiary that holds the People's Liberation brand business, Versatile Entertainment, management believes it does not affect the ability of the Company as a whole to continue as a going concern because of the continued operations and expected sales, cash flows and results of operations from its other subsidiaries, William Rast Sourcing and J. Lindeberg USA.

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


Current assets:
  Cash ..........................................................     $   40,000
  Accounts receivable ...........................................        726,191
  Inventory .....................................................        488,700
  Member contribution receivable ................................      1,002,669
  Property and equipment ........................................         50,000
  Deposits ......................................................        385,140
                                                                      ----------
    Total assets contributed ....................................      2,692,700
                                                                      ----------
Current liabilities:
  Due to member .................................................        385,140
                                                                      ----------
    Total liabilities assumed ...................................        385,140
                                                                      ----------
      Net assets contributed ....................................     $2,307,560
                                                                      ==========


         This transaction is an acquisition of a business and accounting standards require pro-forma financial information to be disclosed in the Company's most recent interim financial statements. Unaudited proforma consolidated results of operations for the three and nine months ended September 30, 2008, as though J. Lindeberg USA had been acquired as of January 1, 2008, are as follows:

                                                                    NINE MONTHS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                                       2008
                                                                   ------------

Net sales ..............................................           $ 28,944,034
Net loss ...............................................           $ (2,068,113)
Basis and diluted Loss per share .......................           $      (0.06)

         The pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the period presented and should not be construed as being representative of future operating results.

         Due to member as of September 30, 2009 and December 31, 2008 represents amounts payable to J. Lindeberg AB related to finished good purchases and the New York retail store and showroom deposits.

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

         During the nine months ended September 30, 2009, the Company granted 394,000 options to directors, employee and an officer at an exercise price of $0.20. There were no options granted during the three months ended September 30, 2009. During the three and nine months ended September 30, 2008, the Company granted 400,000 and 690,000 options to directors, officers and employees at exercise prices ranging from $0.30 to $0.50. No options or warrants were exercised during the three and nine month periods ended September 30, 2009 and 2008. Options to purchase 2,075,242 and 1,353,430 shares were exercisable as of September 30, 2009 and 2008, respectively. Total stock based compensation expense for the three and nine months ended September 30, 2009 was approximately $32,000 and $119,000, respectively. Total stock based compensation expense for the three and nine months ended September 30, 2008 was approximately $44,000 and $133,000, respectively. The compensation expense recognized during the three and nine months ended September 30, 2009 and 2008 did not change basic and diluted income (loss) per share reported in the Company's consolidated statements of operations.

         The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility is estimated based on a peer group of public companies and expected term is estimated using the "safe harbor" provisions provided in SAB 107. Under SAB 110, the safe harbor provisions provided by SAB 107 were extended beyond December 31, 2007 for companies that did not have sufficient historical data to calculate the expected term of their related options. The Company does not have sufficient historical data to calculate expected term and the safe harbor provisions of SAB 107 were used to calculate expected term for options granted during the periods. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the nine months ended September 30, 2009 included a dividend yield of zero, a risk-free interest rate of 2.5%, expected term of 4.0 years and an expected volatility of 85%. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the three months ended September 30, 2008 included a dividend yield of zero, a risk-free interest rate of 3.0%, expected term of 3.9 years and an expected volatility of 58%. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the nine months ended September 30, 2008 included a dividend yield of zero, a risk-free interest rate of 2.9%, expected term of 3.7 years and an expected volatility of 58%.

         For stock-based awards issued to officers, employees and directors, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations for the three and nine months ended September 30, 2009 and 2008 is included in selling, design and production expense and general and administrative expense, and is based on awards ultimately expected to vest. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three and nine months ended September 30, 2009, the Company used historical data to calculate the expected forfeiture rate. For the three and nine months ended September 30, 2008, the Company did not have sufficient historical data to calculate the expected forfeiture rate and as such, the Company recognized forfeitures as they occurred.

         Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

         For the nine months ended September 30, 2009 and 2008, total stock-based compensation expense included in the consolidated statements of
operations  was  $118,697  and  $133,166,   charged  to  the  following  expense
categories:
                                                          Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                         2009           2008
                                                     ------------   ------------
Selling, design and production ...................   $     16,875   $     19,188
General and administrative .......................        101,822        113,978
                                                     ------------   ------------
  Total stock-based compensation .................   $    118,697   $    133,166
                                                     ============   ============


         The following table summarizes the activity in the Plan:

                                                                     Weighted
                                                   Number of          Average
                                                    Shares        Exercise Price
                                                --------------    --------------

Options outstanding - January 1, 2008 .......        2,416,000    $         0.72
     Granted ................................          690,000              0.41
     Exercised ..............................             --                --
     Forfeited ..............................         (390,000)             0.79
                                                --------------

Options outstanding - December 31, 2008 .....        2,716,000              0.64
     Granted ................................          394,000              0.20
     Exercised ..............................             --                --
     Forfeited ..............................         (210,000)             0.82
                                                --------------

Options outstanding - September 30, 2009 ....        2,900,000    $         0.56
                                                ==============

         Additional   information   relating  to  stock   options  and  warrants
outstanding and exercisable at September 30, 2009, summarized by exercise price, is as follows:

                                                                                            Exercisable
                                         Outstanding Weighted Average                    Weighted Average
                                  --------------------------------------------     -----------------------------
                                                    Life           Exercise                          Exercise
  Exercise Price Per Share          Shares        (years)           Price            Shares           Price
-----------------------------     -----------    -----------     -------------     ------------    -------------
     $ 0.20       (options)          379,000        9.8             $ 0.20              36,000        $ 0.20
     $ 0.30       (options)           90,000        8.8             $ 0.30              90,000        $ 0.30
     $ 0.31       (options)           48,000        7.8             $ 0.31              48,000        $ 0.31
     $ 0.38       (options)          265,000        7.9             $ 0.38             252,776        $ 0.38
     $ 0.40       (options)          450,000        8.8             $ 0.40             252,775        $ 0.40
     $ 0.40       (warrants)         150,000        3.2             $ 0.40             150,000        $ 0.40
     $ 0.46       (options)          415,000        7.8             $ 0.46             415,000        $ 0.46
     $ 0.50       (options)          699,000        8.2             $ 0.50             485,233        $ 0.50
     $ 0.50       (warrants)         290,000        3.2             $ 0.50             290,000        $ 0.50
     $ 1.25       (options)          554,000        6.9             $ 1.25             495,458        $ 1.25
     $ 1.25       (warrants)         625,000        1.2             $ 1.25             625,000        $ 1.25
     $ 2.00       (warrants)       2,500,000        1.2             $ 2.00           2,500,000        $ 2.00
                                  -----------                                      ------------

                                   6,465,000        4.4             $ 1.18           5,640,242        $ 1.29
                                  ===========                                      ============


         A summary of the changes in the Company's unvested stock options is as follows:

                                                                             Weighted
                                                                              Average
                                                           Number of        Grant Date
                                                            Shares          Fair Value
                                                        --------------    --------------
Unvested stock options - January 1, 2008 ............        1,443,667    $         0.32
     Granted ........................................          690,000              0.15
     Vested .........................................         (566,802)            (0.27)
     Forfeited ......................................         (390,000)            (0.32)
                                                        --------------

Unvested stock options - December 31, 2008 ..........        1,176,865              0.24
     Granted ........................................          394,000              0.03
     Vested .........................................         (536,107)            (0.20)
     Forfeited ......................................         (210,000)            (0.30)
                                                        --------------

Unvested stock options - September 30, 2009 .........          824,758    $         0.15
                                                        ==============


         As of September 30, 2009, there were 2,075,242 of vested stock options. As of September 30, 2009, there was approximately $114,000 of total unrecognized compensation expense related to share-based compensation arrangements granted under the Plan. The cost is expected to be recognized on a weighted-average basis over the next four years. The aggregate intrinsic value of stock options outstanding was zero at September 30, 2009 as the market value of the options was lower than the exercise value.

         The Company has recorded a 100% valuation allowance on its deferred tax asset related to net operating loss carryforwards. As a result, the stock-based compensation has not been tax effected on the consolidated statement of operations. For the three and nine months ended September 30, 2009 and 2008, the deferred tax effect related to nonqualified stock options is not material.

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

11.      RETAIL STORES AND SUBSEQUENT EVENTS

         In November 2009, the Company entered into two new lease agreements for a William Rast retail store and a J. Lindeberg retail store, both to be located in Miami, Florida. The leases have seven-year terms expiring in May 2017. The stores are expected to open in the first half of 2010.

         During the third quarter of 2009 and through November 16, 2009, the Company entered into five retail store leases as follows:


BRAND                               LOCATION           ESTIMATED OPENING DATE
-----------------------   --------------------------   ----------------------

William Rast              Miami, Florida                      June 2010
J. Lindeberg              Miami, Florida                     April 2010
William Rast              Century City, California          November 2009
William Rast              San Jose, California              November 2009
William Rast Outlet       Cabazon, California               November 2009


         As of September 30, 2009, the Company had the following additional retail store locations:


BRAND                               LOCATION                 OPEN DATE
-----------------------   --------------------------   ----------------------

J. Lindeberg              Los Angeles, California            May 2009
J. Lindeberg              New York, New York                July 2008


         As of November 16, 2009, the date these interim financial statements were issued, management has evaluated the two new lease agreements entered into in November 2009 and has determined that there is no material financial impact, other than future contractual obligations for these operating leases as listed below, on the financial statements as of and for the three and nine month periods ended September 30, 2009.

         Future annual minimum payments due under the leases are summarized as follows:

         YEARS ENDING DECEMBER 31,
         2009 (three months)............................      $         -
         2010...........................................          293,398
         2011...........................................          444,499
         2012...........................................          450,407
         2013...........................................          457,226
         2014...........................................          464,175
         Thereafter.....................................        1,109,461
                                                              -----------
                                                              $ 3,219,166
                                                              ===========

12.      CUSTOMER AND SUPPLIER CONCENTRATIONS

         During the nine months ended September 30, 2009, two customers comprised greater than 10% of the Company's sales. Sales to these customers amounted to 23.0% and 19.9% of net sales for the nine months ended September 30, 2009. During the nine months ended September 30, 2008, one customer comprised greater than 10% of the Company's sales. Sales to this customer amounted to 29.3% of net sales for the nine months ended September 30, 2008. At September 30, 2009 and 2008, the majority of receivables due from these customers was sold to the factor and are included in the due from factor balance.

         During the nine months ended September 30, 2009, three suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 30.1%, 21.3% and 12.0% for the nine months ended September 30, 2009. During the nine months ended September 30, 2008, three suppliers comprised greater than 10% of the Company's purchases. Purchases from these suppliers amounted to 13.1%, 10.9% and 10.6% for the nine months ended September 30, 2008. At September 30, 2009 and 2008, accounts payable and accrued expenses included an aggregate of approximately $669,000 and $232,000, respectively, due to these vendors.

         During the nine months ended September 30, 2009, the Company purchased substantially all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden. Total purchases from J. Lindeberg AB for the nine months ended September 30, 2009 amounted to approximately $2.1 million. Total purchases for the nine months ended September 30, 2008 amounted to approximately $527,000. Included in Due to Member as of September 30, 2009 is approximately $67,000 due to J. Lindeberg AB for product purchases.

13.      OFF BALANCE SHEET RISK AND CONTINGENCIES

         Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims. At September 30, 2009, total factor receivables approximated $5.3 million. The factor also issues letters of credit and vendor guarantees on the Company's behalf. There were no outstanding letters of credit or vendor guarantees as of September 30, 2009. Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $547,000 at September 30, 2009.

         The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, with the exception of the Charlotte Russe legal action described in Note 7, there are currently no claims that will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

14.      NEW ACCOUNTING PRONOUNCEMENTS

         In March 2008, the FASB issued ASC 815-10-50, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. ASC 815-10-50 changes the disclosure requirements for derivative instruments and hedging activities.
Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations,
(c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows and (d) encourages, but does not require, comparative disclosures for earlier periods at initial adoption. ASC 815-10-50 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

         In May 2008, the FASB issued ASC Topic 105 GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ASC 105 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU
Section 411, THE MEANING OF PRESENT FAIRLY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

         In June 2009, the FASB issued ASC Topic 860-20, "SALE OF FINANCIAL ASSETS, SFSA 166." ASC 860-20 is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements regarding transfers of financial assets, including the effects of a transfer on its financial position, financial performance, and cash flows, and the transferor's continuing involvement, if any, in the transferred financial assets. This statement must be applied as of the beginning of the Company's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 860-20 to have a material impact on its results of operations, financial condition or cash flows.

         In June 2009, the FASB issued ASC Topic 810-10, "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)." The pronouncement is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December
2003), "CONSOLIDATION OF VARIABLE INTEREST ENTITIES," as a result of the elimination of the qualifying special-purpose entity concept in ASC 860-20, and
(2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity. This statement must be applied as of the beginning of the Company's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 810-10FAS 167 to have a material impact on its results of operations, financial condition or cash flows.

         In June 2009, the FASB issued ASC Topic 105-10, "THE FASB ACCOUNTING STANDARDS CODIFICATION AND THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES," The pronouncement will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature ,not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 did not have a material impact on the Company's results of operations, financial condition or cash flows.

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

         THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING THE CONSOLIDATED OPERATING RESULTS, FINANCIAL CONDITION AND LIQUIDITY AND CASH FLOWS OF PEOPLE'S LIBERATION, INC. FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008. EXCEPT FOR HISTORICAL INFORMATION, THE MATTERS DISCUSSED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED UPON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF, AMONG OTHER THINGS, THOSE FACTORS SET FORTH IN "RISK FACTORS" CONTAINED IN ITEM 1A OF EACH OF OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008 AND THIS QUARTERLY REPORT ON FORM 10-Q.

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

         We commenced our People's Liberation business in July 2004. On December 16, 2008, we entered into an agreement with Charlotte Russe pursuant to which we agreed to exclusively sell to Charlotte Russe, in North America and Central America, People's Liberation(R) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories. We ceased to sell People's Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009. We will continue to market and sell People's Liberation branded merchandise internationally, with the exception of Central America. Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009. We are in litigation with Charlotte Russe in relation to our distribution agreement. See the discussion under Note 7 to the financial statements as well as the discussion below under the heading "Recent Developments" for further information relating to our distribution agreement with Charlotte Russe and the pending litigation.

         We are headquartered in Los Angeles, California, maintain showrooms in New York, Los Angeles and Atlanta, and have sales representatives in Dallas, Texas, and Chicago, Illinois.

INTERNATIONAL DISTRIBUTION

         On June 30, 2009, we formed a new entity, William Rast Europe B.V., a wholly-owned subsidiary of William Rast Europe Holdings, LLC. We began shipping directly to European customers in the third quarter of 2009. We anticipate that this new entity will operate the European portion of our William Rast business and will manage our distributor and agency relationships in the future.

         Our William Rast branded apparel products are also sold internationally in select countries directly and through distributors to better department stores and boutiques. Our distributors purchase products at a discount for resale in their respective territories and market, sell, warehouse and ship William Rast branded apparel products at their expense. We anticipate growing our international distribution channels across new territories.

MANUFACTURING AND SUPPLY

         We use third party contract manufacturers and full package suppliers to produce our William Rast denim finished goods from facilities located primarily in Mexico and Los Angeles, California. For the majority of our William Rast knits and other non-denim products, we source these goods from international suppliers primarily in Asia. We source our People's Liberation denim products sold to Charlotte Russe under our exclusive distribution agreement from international suppliers of full package goods primarily located in Mexico. We source our People's Liberation knit products sold to Charlotte Russe from international suppliers of full package goods located primarily in Asia and India. We currently purchase all of our J. Lindeberg branded apparel products from J. Lindeberg AB, the beneficial owner of 50% of our subsidiary, J. Lindeberg USA, LLC. We intend to continue our transition to international suppliers of full package denim finished goods which will enable us to remain competitive and improve margins.

STRUCTURE OF OPERATIONS

         Our wholly-owned subsidiary Versatile Entertainment, Inc. conducts our People's Liberation brand business. Our William Rast brand business is conducted through our wholly-owned subsidiary Bella Rose, LLC. William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose and are each owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC, an entity owned in part by Justin Timberlake. William Rast Europe Holdings, LLC, a Delaware limited liability company, was formed on March 11, 2009 and is a wholly-owned subsidiary of William Rast Sourcing. Our William Rast European business is conducted through William Rast Europe Holdings and its wholly-owned subsidiary, William Rast Europe B.V. Our J. Lindeberg brand business is conducted through Bella Rose. J. Lindeberg USA, LLC is consolidated under Bella Rose and is owned 50% by Bella Rose and 50% by J. Lindeberg USA, Corp. an entity owned by J. Lindeberg AB, a Swedish corporation.

RECENT DEVELOPMENTS

         CHARLOTTE RUSSE LITIGATION

         As discussed under Note 7 to the Consolidated Financial Statements, we are in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009. We derived a significant portion of our revenues and operating cash flow from the sale of People's Liberation branded merchandise pursuant to this distribution agreement. In the first year of the contract, we received approximately $5.5 million through September 30, 2009 as required by the distribution agreement and we are owed $59.5 million in guaranteed minimum payments over the remainder of the term of the distribution agreement, which amount may be reduced if Charlotte Russe elects to terminate the distribution agreement early, beginning July 2011 with an early termination fee. We believe that as a result of Charlotte Russe's purported termination of the distribution agreement, Charlotte Russe will cease to make their contractually obligated payments to us, which will significantly decrease our net sales and cash flows from operations of the People's Liberation business, and may adversely impact our results of operations to the extent that we are not able to successfully mitigate the impact of Charlotte Russe's actions by implementing cost cutting measures in our People's Liberation branded merchandise business. We also believe our results of operations and financial condition could be negatively impacted if we are unable to reach a settlement in a manner acceptable to us or the ensuing litigation, which is currently in its early stage, is not resolved in a manner favorable to us. Additionally, we may incur significant legal fees in our litigation with Charlotte Russe, and unless the cases are settled, we will continue to incur additional legal fees in increasing amounts as the cases move toward trial.

         Although the purported termination of our exclusive distribution agreement by Charlotte Russe will have a significant impact on our subsidiary that holds the People's Liberation brand business, Versatile Entertainment, we believe it does not affect our ability as a whole to continue as a going concern because of the continued operations and expected sales, cash flows and results of operations from our other subsidiaries, William Rast Sourcing and J. Lindeberg USA.

         OTHER DEVELOPMENTS

         In November 2009, we launched our retail expansion plan for our William Rast brand with the opening of two new full-price retail stores at the Westfield Century City Shopping Mall in Los Angeles, California, and the Westfield Valley Fair Shopping Mall in San Jose, California. Additionally, we opened our first outlet store at the Desert Hills Premium Outlets in Cabazon, California. These store openings are part of our retail expansion plan which includes the roll-out approximately forty retail stores in major metropolitan locations over the next several years. We believe that the retail stores will enhance our net sales and gross profit and the outlet store will allow us to sell our overstock or slow moving items at higher profit margins.

         To further our retail expansion plan, in November 2009 we entered into two new leases for a William Rast retail store and a J. Lindeberg retail store, both to be located in Miami, Florida. The leases have seven-year terms expiring in May 2017. The stores are expected to open in the first half of 2010.

         In June and July of 2009, we held three major launch events for the international expansion of our William Rast brand. The events were in three European cities; London, Paris and Berlin. The London event was held at Selfridges, and included the installation of in-store pop up shops in the men's and women's departments, a fashion show and an in-store appearance by Justin Timberlake and Trace Ayala. The Paris event was held at Collette and included the dedication of an entire window to the William Rast brand. At Bread and Butter in Berlin, we presented our new William Rast Spring-Summer `10 collection, as well as a newly expanded denim offering that included a selection of more accessibly priced styles and washes.

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

         INCOME TAXES. The Company files U.S. Federal tax returns, multiple U.S. state and state franchise tax returns. For U.S. Federal tax purposes, all periods subsequent to December 31, 2005 are subject to examination by the U.S. Internal Revenue Service ("IRS"). The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB ASC Topic 740 INCOME TAXES. In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next twelve months. The Company's policy for recording interest and penalties, if any, associated with IRS audits is to record such items as a component of income taxes.

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

RESULTS OF OPERATIONS

         The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

                                                 THREE MONTHS              NINE MONTHS
                                              ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                             --------------------     --------------------
                                               2009        2008         2009        2008
                                             --------    --------     --------    --------
Net sales ................................      100.0%      100.0%       100.0%      100.0%
Cost of goods sold .......................       49.6        51.0         52.1        51.4
                                             --------    --------     --------    --------
Gross profit .............................       50.4        49.0         47.9        48.6
Selling, design and production expenses ..       24.2        39.0         27.1        33.2
General and administrative expenses ......       17.9        17.8         19.4        17.8
                                             --------    --------     --------    --------
Operating income (loss) ..................        8.3%       (7.8)%        1.4%       (2.4)%
                                             ========    ========     ========    ========


         COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2009 AND THREE MONTHS ENDED SEPTEMBER 30, 2008

         NET SALES

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
Net Sales........................   $ 11,005,915   $ 10,982,733        0.2%

         The increase in net sales for the three months ended September 30, 2009 was due primarily to increased sales of People's Liberation branded apparel to Charlotte Russe pursuant to our exclusive distribution agreement. We began shipping goods to Charlotte Russe under the terms of our distribution agreement in June 2009. As a result of Charlotte Russe's purported termination of the agreement, we believe that Charlotte Russe will cease to purchase People's Liberation branded merchandise from us, which will significantly decrease our net sales of the brand for the remainder of 2009 and beyond. Due to current macro economic conditions, we experienced a decline in wholesale sales of our William Rast apparel line in the United States during the third quarter of 2009. We also experienced a decline in wholesale sales of our J. Lindeberg product line in the third quarter of 2009. This decline was offset by increased J. Lindeberg retail sales due primarily to sales in our newly-acquired retail store in Los Angeles, California.

         GROSS PROFIT

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
Gross Profit ....................   $  5,549,437   $  5,382,819        3.1%

         Gross profit consists of net sales less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, duty, freight and overhead expenses. Overhead expenses primarily consist of warehouse and shipping salaries and expenses. As a percentage of net sales, our gross margin increased to 50.4% for the three months ended September 30, 2009 from 49.0% for the three months ended September 30, 2008. The increase in gross profit as a percentage of net sales was due to a change in our product line mix during the quarter and a shift in manufacturing of denim products from contract manufacturers in Los Angeles to less costly full package suppliers in Mexico.

         SELLING, DESIGN AND PRODUCTION EXPENSES

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
Selling, design and production
   expenses .....................   $  2,659,481   $  4,283,382          (37.9)%

         Selling, design and production expenses for the three months ended September 30, 2009 and 2008 primarily related to tradeshow, salaries and commissions, design fee payments, advertising, marketing and promotion, samples, travel and showroom expenses. As a percentage of net sales, selling, design and production expenses decreased to 24.2% for the three months ended September 30, 2009 compared to 39.0% for the three months ended September 30, 2008. The decrease in selling, design and production expenses for the three months ended September 30, 2009 is primarily attributable to decreased design and sample costs related to our restructured design services agreement with Paris68 and decreased promotion and marketing costs. Effective December 1, 2008, our design services agreement with Paris68 was terminated and the parties to the services agreement negotiated the terms of a restructured design consulting arrangement. The restructured design consulting arrangement provides for a reduction in the fees paid for services, a reduction in sample costs and the elimination of royalty payments due under the prior agreement. In the third quarter of 2008, we launched a viral marketing campaign and held a fashion show to promote our William Rast brand. These costs were not incurred during the third quarter of 2009, which further accounts for the decrease in selling, design and production expense during the quarter. As discussed above, we are currently subject to litigation in relation to our agreement with Charlotte Russe. As a result of the litigation, we anticipate a reduction of our selling, design and production expenses related to direct expenses of our People's Liberation brand.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
General and administrative
   expenses .....................   $  1,970,929   $  1,955,528        0.8%

         General and administrative expenses for the three months ended September 30, 2009 and 2008 primarily related to salaries, professional fees, facility costs, travel and entertainment, depreciation and amortization expense, and other general corporate expenses. As a percentage of net sales, general and administrative expenses increased slightly to 17.9% for the three months ended September 30, 2009 from 17.8% for three months ended September 30, 2008. The increase in general and administrative expenses during the three months ended September 30, 2009 was due primarily to a net increase in administrative salaries and rent related to our newly acquired J. Lindeberg retail store in Los Angeles and our new administrative office and warehouse facilities, offset by decreased professional fees. The net increase in administrative salaries was due to the hiring of additional employees related to our J. Lindeberg retail store acquisition in the second quarter of 2009 and other administrative positions, offset by a 10% salary reduction which took effect February 1, 2009 in response to worsening economic conditions. In the third quarter of 2008, we incurred nonrecurring professional fees related to the audit of the historical financial statements of our newly acquired J. Lindeberg business. As discussed above, we are currently subject to litigation in relation to our agreement with Charlotte Russe. As a result of the litigation, we anticipate a reduction of our general and administrative expenses related to direct expenses of our People's Liberation brand.

         INTEREST EXPENSE

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
Interest Expense.................   $     59,653   $     45,115       32.2%

         Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories. Maximum borrowings under our People's Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory. Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our
J. Lindeberg facility are not to exceed $1.5 million. Outstanding borrowings under our factoring arrangements amounted to approximately $3.1 million and $3.6 million at September 30, 2009 and 2008, respectively. The increase in interest expense is due to the increased borrowing under our factoring arrangements during the three months ended September 30, 2009.

         PROVISION FOR INCOME TAX

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
Provision for Income Tax.........   $      8,190   $      6,000       36.5%

         The provision for income taxes for the three months ended September 30, 2009 and 2008 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies. A provision for Federal income taxes was not recorded for the three months ended September 30, 2009, as any tax liabilities generated from net income would be offset by the Company's net operating loss carryforwards. A provision for Federal income taxes has not been recorded for the three months ended September 30, 2008, as we had a net loss during the quarter. As of September 30, 2009, a valuation allowance has been provided for our deferred income tax assets related to net operating loss carryforwards, bad debt and other reserves. As of December 31, 2008, total net operating losses available to carry forward to future periods amounted to approximately $4.6 million. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses and other deferred tax assets.

         NET INCOME (LOSS)

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
Net income (loss)................   $    851,184   $   (897,046)        *
* Not meaningful

         Our net income earned during the three months ended September 30, 2009 compared to our net loss for the three months ended September 30, 2008 was due primarily to increased gross margin and decreased operating expenses, as discussed above.

         NONCONTROLLING INTEREST

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
Noncontrolling interest..........   $    262,065   $    562,805       (53.4)%

         Noncontrolling interest recorded for the three months ended September 30, 2009 and 2008 represents minimum distributions accrued for the calendar quarters ended September 30, 2009 and 2008 due to William Rast Enterprises, a member of William Rast Sourcing, and income or loss allocations due to J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC. In accordance with the related operating agreements, as amended, William Rast Sourcing and William Rast Licensing are to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% and 3%, respectively, of applicable net sales generated by William Rast Sourcing and William Rast Licensing during the quarterly periods. Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements. Profit and loss allocations to our member, J. Lindeberg USA Corp., are recorded as noncontrolling interest in our consolidated financial statements.

         NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS

                                        THREE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
Net income (loss) attributable to
   common stockholders...........   $    589,119   $ (1,459,851)        *
* Not meaningful

         Our net income attributable to common stockholders earned during the three months ended September 30, 2009 compared to our net loss for the three months ended September 30, 2008 is due primarily to increased gross margin and decreased operating expenses and noncontrolling interest incurred during the three months ended September 30, 2009, as discussed above.

         COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2009 AND NINE MONTHS ENDED SEPTEMBER 30, 2008

         NET SALES

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
Net Sales........................   $ 28,485,857   $ 24,645,117       15.6%

         The increase in net sales for the nine months ended September 30, 2009 was due primarily to increased sales of People's Liberation branded apparel due to our exclusive distributor relationship with Charlotte Russe, as discussed above. We began shipping goods to Charlotte Russe under the terms of our agreement in June 2009. As a result of Charlotte Russe's purported termination of the agreement, we believe that Charlotte Russe will cease to purchase People's Liberation branded merchandise from us, which will significantly decrease net sales of the brand for the remainder of 2009 and beyond.

         The increase in net sales for the nine months ended September 30, 2009 was also due to the commencement of wholesale and retail sales of our new apparel line, J. Lindeberg, including our newly acquired retail store in Los Angeles, California. We began distributing J. Lindeberg brand products in the United States on an exclusive basis beginning July 2008. Due to current macro economic conditions, we experienced a decline in wholesale sales of our William Rast apparel line in the United States during the nine months ended September 30, 2009.

         GROSS PROFIT

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
Gross Profit.....................   $ 13,638,565   $ 11,990,468       13.7%

         As a percentage of net sales, our gross margin decreased to 47.9% for the nine months ended September 30, 2009 from 48.6% for the nine months ended September 30, 2008. The decrease in gross profit as a percentage of net sales was due to a net increase in off-price sales of our William Rast brand in the first quarter of 2009, offset by decreased off-price sales of our People's Liberation product line. The decrease in gross profit as a percentage of net sales was also offset by increased retail sales of our J. Lindeberg product line at higher gross margins.

         SELLING, DESIGN AND PRODUCTION EXPENSES

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------

Selling, design and
   production expenses...........   $  7,703,663   $  8,192,660       (6.0)%

         As a percentage of net sales, selling, design and production expenses decreased to 27.1% for the nine months ended September 30, 2009 compared to 33.2% for the nine months ended September 30, 2008. The decrease in selling, design and production expenses for the nine months ended September 30, 2009 is attributable to decreased design and sample costs related to our restructured design services agreement with Paris68 and decreased promotion and marketing costs. Effective December 1, 2008, our design services agreement with Paris68 was terminated and the parties to the services agreement negotiated the terms of a restructured design consulting arrangement. The restructured design consulting arrangement provides for a reduction in the fees paid for services, a reduction in sample costs and the elimination of royalty payments due under the prior agreement. In the third quarter of 2008, we launched a viral marketing campaign to promote our William Rast brand. This cost was not incurred during the nine months ended September 30, 2009, which further accounts for the decrease in selling, design and production expense during the period. The decrease in selling, design and production expenses for the nine months ended September 30, 2009 was offset by increased sales and retail salaries and commissions related to our J. Lindeberg acquisition which took place during the second quarter of 2008. As discussed above, we are currently subject to litigation in relation to our agreement with Charlotte Russe. As a result of the litigation, we anticipate a reduction of our selling, design and production expenses related to direct expenses of our People's Liberation brand.

         GENERAL AND ADMINISTRATIVE EXPENSES

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
General and administrative
   expenses .....................   $  5,539,017   $  4,388,657       26.2%

         As a percentage of net sales, general and administrative expenses increased to 19.4% for the nine months ended September 30, 2009 from 17.8% for nine months ended September 30, 2008. The increase in general and administrative expenses during the nine months ended September 30, 2009 was due primarily to a net increase in administrative salaries and rent related to our J. Lindeberg retail stores and showroom in New York City, increased rent for our new administrative office and warehouse facilities and impairment charges related to one of our trademarks we are no longer using. The net increase in administrative salaries was due to the hiring of our Vice President of Branding and Licensing during the second quarter of 2008 and the hiring of additional employees related to our J. Lindeberg acquisition in the third quarter of 2008 and our J. Lindeberg retail store acquisition in May 2009, offset by a 10% salary reduction which took effect February 1, 2009 in response to worsening economic conditions. In the third quarter of 2008, we incurred nonrecurring professional fees related to the audit of the historical financial statements of our newly acquired J. Lindeberg business. As discussed above, we are currently subject to litigation in relation to our agreement with Charlotte Russe. As a result of the litigation, we anticipate a reduction of our general and administrative expenses related to direct expenses of our People's Liberation brand.

         INTEREST EXPENSE

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
Interest Expense.................   $    160,505   $     89,523       79.3%

         Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories. Maximum borrowings under our People's Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory. Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our
J. Lindeberg facility are not to exceed $1.5 million. Outstanding borrowings under our factoring arrangements amounted to approximately $3.1 million and $3.6 million at September 30, 2009 and 2008, respectively. The increase in interest expense is due to the increased borrowing under our factoring arrangements during the nine months ended September 30, 2009.

         PROVISION FOR INCOME TAX

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
Provision for Income Tax.........   $     29,980   $     20,190       48.5%

         The provision for income taxes for the nine months ended September 30, 2009 and 2008 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies. A provision for Federal income taxes was not recorded for the nine months ended September 30, 2009, as any tax liabilities generated from net income would be offset by the Company's net operating loss carryforwards. A provision for Federal income taxes has not been recorded for the nine months ended September 30, 2008, as we had a net loss during the period. As of September 30, 2009, a valuation allowance has been provided for our deferred income tax assets related to net operating loss carryforwards, bad debt and other reserves. As of December 31, 2008, total net operating losses available to carry forward to future periods amounted to approximately $4.6 million. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses and other deferred tax assets.

         NET INCOME (LOSS)

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
Net income (loss)................   $    205,400   $   (684,290)        *
* Not meaningful

         Our net income earned during the nine months ended September 30, 2009 compared to our net loss for the nine months ended September 30, 2008 was due primarily to increased net sales and gross margin, offset by increased operating expenses, as discussed above.

         NONCONTROLLING INTEREST

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
Noncontrolling Interest..........   $    719,104   $  1,169,958      (38.5)%

         Noncontrolling interest recorded for the nine months ended September 30, 2009 represents minimum distributions accrued for the calendar quarters ended September 30, 2009 due to William Rast Enterprises, a member of William Rast Sourcing, and income or loss allocations due to J. Lindeberg USA, Corp., a member of J. Lindeberg USA, LLC. In accordance with the related operating agreements, as amended, William Rast Sourcing and William Rast Licensing are to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% and 3%, respectively, of applicable net sales generated by William Rast Sourcing and William Rast Licensing during the quarterly periods. Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements. Profit and loss allocations to our member, J. Lindeberg USA, Corp., are recorded as noncontrolling interest in our consolidated financial statements.

         NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                    ---------------------------      PERCENT
                                        2009           2008          CHANGE
                                    ------------   ------------   ------------
Net loss attributable to
   common stockholders...........   $   (513,704)  $ (1,854,248)      (72.3)%

         The decrease in net loss attributable to common stockholders during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is due primarily to increased net sales and gross margin and decreased noncontrolling interest, offset by increased operating expenses incurred during the nine months ended September 30, 2009, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2009, we had cash and cash equivalents of approximately $1.3 million, working capital of approximately $3.0 million, and approximately $1.6 million of availability from our factor. As of September 30, 2009, advances from our factor totaled approximately $3.1 million. As of September 30, 2008, we had cash and cash equivalents of approximately $1.1 million, a working capital balance of approximately $4.3 million, and approximately $2.3 million of availability from our factor. As of September 30, 2008, advances from our factor totaled approximately $3.6 million.

         We are in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009. We derived a significant portion of our revenues and operating cash flow from the sale of People's Liberation branded merchandise pursuant to the distribution agreement. In the first year of the contract, we received approximately $5.5 million through September 30, 2009 as required by the distribution agreement and we are owed $59.5 million in guaranteed minimum payments over the remainder of the term of the distribution agreement, which amount may be reduced if Charlotte Russe elects to terminate the agreement early, beginning July 2011 with an early termination fee. We believe that as a result of Charlotte Russe's purported termination of the distribution agreement, Charlotte Russe will cease to make their contractually obligated payments to us, which will significantly decrease our cash flows from operations of our People's Liberation business. We are attempting to mitigate the impact of Charlotte Russe's actions by implementing cost cutting measures in our People's Liberation branded merchandise business. We also believe our results of operations and financial condition could be negatively impacted if we are unable to reach a settlement with Charlotte Russe in a manner acceptable to us or the ensuing litigation, which is currently in its early stage, is not resolved in a manner favorable to us. Additionally, we may incur significant legal fees in our litigation with Charlotte Russe, and unless the cases are settled, we will continue to incur additional legal fees in increasing amounts as the cases move toward trial.

         In November 2009, we launched our retail expansion plan for our William Rast brand with the opening of two new full-price retail stores at the Westfield Century City Shopping Mall in Los Angeles, California, and the Westfield Valley Fair Shopping Mall in San Jose, California. Additionally, we opened our first outlet store at the Desert Hills Premium Outlets in Cabazon, California, and we anticipate opening two additional full price retail stores in Miami Florida in the first half of 2010. These store openings are part of our retail expansion plan which includes the roll-out of approximately forty retail stores in major metropolitan locations over the next several years. The costs associated with our store openings have been immaterial to date and have been financed primarily through cash flow from operations, as well as through tenant improvements received from landlords at the various locations. In an effort to reduce the capital required to open future locations, we will attempt to continue to negotiate landlord concessions.

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

         We are currently evaluating various financing strategies to be used to expand our business and fund future growth, including the opening of our new retail stores. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and pursuant to our factoring arrangements, including availability under our inventory facilities, should be sufficient to fund our minimum working capital and capital expenditure needs for the next twelve months. The extent of our future capital requirements will depend on many factors, including our results of operations and our ability to mitigate the impact of Charlotte Russe's purported termination of our exclusive distribution agreement through cost cutting measures. We may also need to raise additional capital if our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional brands. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all.

         CASH FLOWS

         We currently satisfy our working capital requirements primarily through borrowings from our factor and cash flows generated from operations. Cash flows from operating and investing activities for the nine months ended September 30, 2009 and 2008 are summarized in the following table:

                                                          NINE MONTHS
                                                      ENDED SEPTEMBER 30,
                                               --------------------------------
ACTIVITY:                                          2009                 2008
-----------------------------------------      -----------          -----------

Operating activities ....................      $   (87,031)         $ 1,500,736
Investing activities ....................         (519,993)            (765,138)
Financing activities ....................             --                 20,000
                                               -----------          -----------

Net (decrease) increase .................      $  (607,024)         $   755,598
                                               ===========          ===========

         OPERATING ACTIVITIES

         Net cash used in operating activities for the nine months ended September 30, 2009 was approximately $87,000. Net cash provided by operating activities was approximately $1,501,000 for the nine months ended September 30, 2008. Although we experienced net income of approximately $205,000 during the nine months ended September 30, 2009, we had negative cash flows from operating activities as a result of a reduction in customer deposits, increased receivables and decreased accounts payable and accrued expenses, offset by decreased inventories during the period. For the nine months ended September 30, 2008, although we had a net loss during the period, we had positive cash flows from operations resulting primarily from increased accounts payable and accrued expenses, and decreased receivables and inventories, offset by increased prepaid design fees. As of September 30, 2008, prepaid design fees related to the Company's William Rast men's and women's ready-to-wear product line designed by Paris68 amounted to approximately $1.3 million and represented design fee payments made in accordance with the terms of a design services agreement entered into effective November 15, 2007 with Paris68, LLC. Effective December 1, 2008, the design services agreement was terminated. The parties to the services agreement have negotiated the terms of a restructured design consulting arrangement. The restructured design consulting arrangement provides for a reduction in the fees paid for services and the elimination of royalty payments due under the prior agreement.

         INVESTING ACTIVITIES

         Net cash used in investing activities was approximately $520,000 and $765,000 for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in investing activities for the nine months ended September 30, 2009 consisted of an increase in restricted cash held under lease lines as collateral to secure two lease agreements, an increase in capital expenditures primarily for leasehold improvements and furniture and fixtures for the relocation of our corporate offices, trademark costs and cash paid in the acquisition of a J. Lindeberg retail store. Effective May 13, 2009, we purchased certain assets related to the operation of a J. Lindeberg retail store in Los
Angeles, California, from an unrelated party. The asset purchase agreement provided for the payment of $100,000 in cash upon closing and cancellation of approximately $250,000 of trade accounts receivable due from the seller. The asset purchase agreement also provided that we acquire certain leasehold improvements, furniture and fixtures, and computer and store equipment. Net cash used in investing activities for the nine months ended September 30, 2008 consisted of an increase in capital expenditures related to furniture and fixtures and trademark costs.

         FINANCING ACTIVITIES

         There  were no  financing  activities  during  the  nine  months  ended
September 30, 2009. Net cash provided by financing activities for the nine months ended September 30, 2008 reflects the capital investment of $20,000 received from J. Lindeberg AB. Effective July 1, 2008, approximately $2.2 million of net assets were received into our newly formed subsidiary, J. Lindeberg USA, LLC, in addition to $40,000 cash received from its members. The statement of cash flows for the nine months ended September 30, 2008 presents the affects of this non-cash financing transaction on our operating assets and liabilities.

         FACTORING AGREEMENTS

         Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval. If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us. We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable and 50% of our eligible inventory. Maximum borrowings under our People's Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory. Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility are not to exceed $1.5 million. Interest is charged at prime plus 1%. As of September 30, 2009 and 2008, total factored accounts receivable included in due from factor amounted to approximately $5.3 million and $6.1 million, respectively. Outstanding advances as of September 30, 2009 and 2008 amounted to approximately $3.1 million and $3.6 million, respectively, and are included in the due from factor balance.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

         The following summarizes our contractual obligations at September 30, 2009 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

                                                     Payments Due by Period
                                      -----------------------------------------------------
Contractual                            Less than        1-3           4-5          After
Obligations                Total        1 Year         Years         Years        5 Years
---------------------   -----------   -----------   -----------   -----------   -----------
Operating leases ....   $13,332,033   $ 2,081,862   $ 4,848,095   $ 2,481,698   $ 3,920,378
Consulting agreements       240,000       240,000          --            --            --
                        -----------   -----------   -----------   -----------   -----------
    Total ...........   $13,572,033   $ 2,321,862   $ 4,848,095   $ 2,481,698   $ 3,920,378
                        ===========   ===========   ===========   ===========   ===========

         At September 30, 2009, approximately $167,000 of the Company's cash is held under lease lines as collateral to secure two of the Company's lease agreements.

         At September 30, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

         Factored accounts receivable may subject us to off-balance sheet risk. We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes, other customer claims and invoices that are not credit approved by the factor. From time to time, our factor also issues letters of credit and vendor guarantees on our behalf. There were no outstanding letters of credit or vendor guarantees as of September 30, 2009 and 2008. Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $547,000 at September 30, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not required.

ITEM 4T. CONTROLS AND PROCEDURES.

         EVALUATION OF CONTROLS AND PROCEDURES

         Members of the our management, including our Chief Executive Officer, Colin Dyne, and Chief Financial Officer and President, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2009, the end of the period covered by this report. Based upon that evaluation, Messrs. Dyne and Barber concluded that our disclosure controls and procedures were effective as of September 30, 2009.

         INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 27, 2009, People's Liberation, Inc. and our wholly-owned subsidiary, Versatile Entertainment, Inc., filed a complaint for damages and equitable relief against Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, "CHARLOTTE RUSSE") in the Superior Court of the State of California, County of Los Angeles, Central District (VERSATILE ENTERTAINMENT, INC. V. CHARLOTTE RUSSE MERCHANDISING, INC., BC424674) (the "CHARLOTTE RUSSE ACTION"). On that same day, we also filed suit against Advent International Corporation and certain of its subsidiaries, and David Mussafer and Jenny J. Ming (collectively, the "ADVENT DEFENDANTS") in the Superior Court of the State of California, County of Los Angeles, Central District (VERSATILE ENTERTAINMENT, INC. V. ADVENT INTERNATIONAL CORPORATION, BC424675) (the "ADVENT ACTION"). Advent International Corporation, through its subsidiaries, acquired Charlotte Russe in October 2009.

         The complaints relate to our December 2008 distribution agreement with Charlotte Russe (the "AGREEMENT"), pursuant to which we agreed to exclusively sell to Charlotte Russe in North America and Central America, People's Liberation(R) branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People's Liberation branded apparel and apparel accessories. In consideration for the exclusive rights granted to Charlotte Russe under the Agreement, Charlotte Russe agreed to purchase from us a minimum of $65 million of People's Liberation branded merchandise during the initial term of the Agreement. The amount of the minimum purchase obligation varies by contract year, and may be less than or greater than $65 million if the Agreement is terminated prior to expiration of the initial term or is renewed for one or more additional renewal periods. The Agreement provides that Charlotte Russe can elect to terminate the Agreement early by delivering written notice to us at any time between January 1, 2011 and June 30, 2011, in which event the Agreement shall terminate, at Charlotte Russe's election, on either (i) July 1, 2011 with the payment of an early termination fee, or (ii) December 31, 2011.

         On October 26, 2009, we received a letter from Charlotte Russe purportedly terminating the Agreement as a result of our alleged fraudulent inducement of Charlotte Russe to enter into the Agreement as well as our alleged subsequent material breaches of the Agreement. We believe the allegations in the letter are demonstrably false and that the termination of the Agreement by

Charlotte Russe was improper, constituting a material breach of the Agreement by Charlotte Russe for which we are entitled to damages. Additionally, we assert that before acquiring Charlotte Russe, Advent International Corporation and certain of its subsidiaries and management, including David Mussafer and Jenny
J. Ming, evaluated Charlotte Russe's ongoing business and contractual relations, and decided that they would wrongfully attempt to avoid the contractual obligations under the Agreement by asserting fabricated breaches of contract against us, thus intentionally interfering with our contract with Charlotte Russe.

         Our complaint in the Charlotte Russe Action includes four causes of action, including one for declaratory relief in which we seek declarations that
(i) by Charlotte Russe's efforts to wrongfully terminate the Agreement and their sale of People's Liberation brand goods at "close-out" prices, they have breached the express terms of the Agreement; (ii) the Agreement is in full force and effect notwithstanding Charlotte Russe's purported termination thereof;
(iii) Charlotte Russe is required to perform its obligations under the Agreement and that no performance obligation has been excused; (iv) our actions, including those alleged acts complained of in Charlotte Russe's October 26 letter, do not constitute material breaches of the Agreement; and (v) the express terms of the Agreement require Charlotte Russe to indemnify, hold harmless and defend us from any future or additional damages or costs incurred by us as a result of Charlotte Russe's breach of the Agreement and as a result of our lawsuit.

         In the Charlotte Russe Action, we have also asserted claims for:

         o breach of contract by Charlotte Russe for, among other things, wrongfully terminating the Agreement and for selling People's Liberation branded apparel at "close-out" prices;

         o fraudulent misrepresentation relating to the misrepresentation and concealment of certain material facts from us, including making false representations about their ability and intent to promote People's Liberation branded products for sale in their stores, their ability to perform their obligations under the Agreement, their discounting of People's Liberation branded apparel in violation of the Agreement and the facts underlying their purported termination of the Agreement; and

         o negligent misrepresentation relating to the misrepresentation and concealment of certain material facts from us, including making false representations about their ability and intent to promote People's Liberation branded products for sale in their stores, their ability to perform their obligations under the Agreement, their discounting of People's Liberation branded apparel in violation of the Agreement and the facts underlying their purported termination of the Agreement.

         We are seeking compensatory damages of no less than $59,000,000, punitive damages, preliminary and permanent injunctions enjoining Charlotte Russe and the other defendants from engaging in acts which diminish the value of the People's Liberation brand, and an award of attorneys' fees and costs incurred in relation to each cause of action.

         In the Advent Action, we assert one cause of action for intentional interference with contract, for which we are seeking compensatory damages of no less than $59,000,000, punitive damages, as well as an award of attorney's fees and costs incurred in relation to the action.

         On October 28, 2009, Charlotte Russe Holding, Inc. and Charlotte Russe Merchandising, Inc. served a complaint against People's Liberation, Inc. and Versatile Entertainment, Inc., which complaint was filed in the Superior Court of the State of California, County of Los Angeles, Central District (CHARLOTTE RUSSE HOLDING, INC. VS. VERSATILE ENTERTAINMENT, INC., BC424734). In its complaint, Charlotte Russe has asserted claims for:

         o        rescission    of   the    Agreement    based   on   fraudulent
                  misrepresentations made by us to induce Charlotte Russe to enter into the Agreement;

         o fraud based on fraudulent misrepresentations made by us to induce Charlotte Russe to enter into and continue to perform its obligations under the Agreement; and

         o breach of contract by us for, among other things, (i) permitting other retailers to sell People's Liberation branded products in Charlotte Russe's exclusive territory; (ii)
                  failing to provide the services under the Agreement; (iii) failing to maintain the promised quality of the products; (iv) failing to price the products in accord with the Agreement; and (v) failing to deliver all products in the time required under the Agreement.

         Charlotte Russe is seeking restitution of all consideration paid to us under the Agreement, compensatory and punitive damages, and an award of attorneys' fees and costs incurred in relation to each cause of action.

         We intend to vigorously pursue the Charlotte Russe Action and the Advent Action and to vigorously defend any actions brought forth by Charlotte Russe.

ITEM 1A. RISK FACTORS

         This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008. Other than as described below, there have been no material changes to such risk factors during the nine months ended September 30, 2009.

OUR GROWTH AND OPERATING RESULTS COULD BE MATERIALLY, ADVERSELY AFFECTED IF WE ARE UNSUCCESSFUL IN RESOLVING A DISPUTE THAT NOW EXISTS REGARDING OUR RIGHTS UNDER OUR AGREEMENT WITH CHARLOTTE RUSSE.

         We are in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009. We have filed an action against Charlotte Russe in the Superior Court of the State of California, County of Los Angeles, Central District (VERSATILE ENTERTAINMENT, INC. V. CHARLOTTE RUSSE MERCHANDISING, Inc., BC424674) seeking a declaratory judgment that the termination was invalid and alleging other causes of action, including breach of contract by Charlotte Russe. We also filed an action against Advent International Corporation and certain of its subsidiaries, and David Mussafer and Jenny J. Ming in the Superior Court of the State of California, County of Los Angeles, Central District (VERSATILE ENTERTAINMENT, INC. V. ADVENT INTERNATIONAL CORPORATION, BC424675) asserting one cause of action for intentional interference with a contract. Advent International Corporation, through its subsidiaries, acquired Charlotte Russe in October 2009. Charlotte Russe has served a complaint against us in the Superior Court of the State of California, County of Los Angeles, Central District (CHARLOTTE RUSSE HOLDING, INC. VS. VERSATILE ENTERTAINMENT, INC., BC424734) asserting claims for rescission of the distribution agreement, fraud and breach of contract.

         We derived a significant portion of our revenues and operating cash flow from the sale of People's Liberation branded merchandise pursuant to the distribution agreement. In the first year of the contract, we received approximately $5.5 million through September 30, 2009 as required by the distribution agreement and we are owed $59.5 million in guaranteed minimum payments over the remainder of the term of the agreement, which amount may be reduced if Charlotte Russe elects to terminate the agreement early, beginning July 2011 with an early termination fee. We believe that as a result of Charlotte Russe's purported termination of the distribution agreement, Charlotte Russe will cease to make their contractually obligated payments to us, which will significantly decrease our net sales and cash flows from operations of our People's Liberation business, and may adversely impact our results of operations to the extent that we are not able to successfully mitigate the impact of Charlotte Russe's actions by implementing cost cutting measures in our People's Liberation branded merchandise business. We also believe our results of operations and financial condition could be negatively impacted if we are unable to reach a settlement in a manner acceptable to us or the ensuing litigation, which is currently in its early stage, is not resolved in a manner favorable to us. Additionally, we may incur significant legal fees in our litigation with Charlotte Russe, and unless the cases are settled, we will continue to incur additional legal fees in increasing amounts as the cases move toward trial.

CHARLOTTE  RUSSE'S SALE OF PEOPLE'S  LIBERATION  BRANDED  MERCHANDISE AT STEEPLY
DISCOUNTED  PRICES  MAY  RESULT  IN  SIGNIFICANT  AND  IRREPARABLE   DAMAGE  AND
DIMINUTION OF THE PEOPLE'S LIBERATION BRAND AND TRADEMARK.

         Charlotte Russe has advised us that they intend to institute markdowns and promotions on all People's Liberation branded merchandise in their possession and we have been informed that Charlotte Russe has already begun to sell People's Liberation branded merchandise at "close-out" prices. The actions taken by Charlotte Russe may result in significant and irreparable damage and diminution of the People's Liberation brand and trademark, which will limit our ability to market and promote the brand going forward.

WE MAY REQUIRE ADDITIONAL CAPITAL IN THE FUTURE.

         We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. We are currently evaluating various financing strategies to be used to expand our business and fund future growth, including the opening of new retail stores. We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and pursuant to our factoring arrangements, including availability under our inventory facilities, should be sufficient to fund our minimum working capital and capital expenditure needs for the next twelve months. The extent of our future capital requirements will depend on many factors, including our results of operations and our ability to mitigate the impact of Charlotte Russe's purported termination of our exclusive distribution agreement through cost cutting measures. We may also need to raise additional capital if our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional brands. There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. In addition, any additional funding may result in significant dilution to existing shareholders. If adequate funds are not available, we may be required to curtail our operations or obtain funds through collaborative partners that may require us to release material rights to our products.

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

                                  PEOPLE'S LIBERATION, INC.


Date: November 16, 2009           /s/ Darryn Barber
                                  --------------------------------------------
                            By:   Darryn Barber
                            Its:  Chief Financial Officer and President
                                  (Principal Financial and Accounting Officer)