Form 10-K
period 2009-12-31
PEOPLES LIBERATION INC
filed 2010-03-31
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

[   ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 0-16075

PEOPLE’S LIBERATION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0449546 (I.R.S. Employer Identification No.)

1212 S. Flower Street, 5th Floor
Los Angeles, CA 90015
(Address of Principal Executive Offices)(Zip Code)

(213) 745-2123
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)      Yes ☐      No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter was $2,870,570 (based on the closing sales price of the registrant's common stock on that date).

At March 29, 2010, the registrant had 36,002,563 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

PEOPLE’S LIBERATION, INC.

PART I

This 2009 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved.  Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause these differences include, but are not limited to:

•	our failure to implement our business plan within the time period we originally planned to accomplish;

•	the risks of expanding the number of products we offer, as well as the number of brands we market and distribute;

•	our ability to locate manufacturers who can timely manufacture our products;

•	our ability to enter into distribution agreements both in the United States and internationally;

•	the demand for high-end jeans and other casual apparel in the United States and internationally;

•	the outcome of legal proceedings and related costs of legal counsel;

•	a decline in the retail sales environment;

•	a decrease in the availability of financial resources at favorable terms;

•	industry competition;

•	general economic conditions; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Description of Business.”

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

Item 1.    Business

Corporate Overview

We design, market and sell high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States, “J. Lindeberg.”  The majority of the merchandise we offer consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  In the United States, we distribute our merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue and Neiman Marcus, and online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  We also market and sell our J. Lindeberg branded collection and golf apparel through our retail stores in New York City and Los Angeles, and J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  William Rast products are also sold in our three retail stores located in Los Angeles, San Jose and Cabazon, California.  Internationally, in select countries, we sell our William Rast branded apparel products directly and through distributors to better department stores and boutiques throughout the world.

We commenced our William Rast clothing line in May 2005.  Our William Rast clothing line is a collaboration with Justin Timberlake and his childhood friend, Trace Ayala.

We began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 in collaboration with J. Lindeberg AB of Sweden.  In addition to being sold in the United States through our subsidiary, J. Lindeberg USA, LLC, J. Lindeberg branded high-end men’s fashion and premium golf apparel is marketed and sold by J. Lindeberg AB worldwide.

We commenced our People’s Liberation business in July 2004.  On December 16, 2008, we entered into an agreement with Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, “Charlotte Russe”) pursuant to which we agreed to exclusively sell to Charlotte Russe, in North America and Central America, People’s Liberation® branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.  We ceased to sell People’s Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009.  Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009.  We are in litigation with Charlotte Russe in relation to our distribution agreement.  See the discussion under Note 11 to the financial statements as well as the discussion below under Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Recent Developments” for further information relating to our distribution agreement with Charlotte Russe and the pending litigation.

We are headquartered in Los Angeles, California, maintain showrooms in New York, Los Angeles and Atlanta, and have sales representatives in Dallas and Chicago.

Structure of Operations

Our wholly-owned subsidiary Versatile Entertainment, Inc. conducts our People’s Liberation brand business.  Our William Rast brand business is conducted through our wholly-owned subsidiary Bella Rose, LLC.  William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose and are each owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC, an entity owned in part by Justin Timberlake.  William Rast Retail, LLC, a California limited liability company, was formed on August 26, 2009 and is a wholly-owned subsidiary of William Rast Sourcing.  William Rast Retail was formed to operate our William Rast retail stores.  Our J. Lindeberg brand business is conducted through Bella Rose.  J. Lindeberg USA, LLC is consolidated under Bella Rose and is owned 50% by Bella Rose and 50% by J. Lindeberg USA, Corp. an entity owned by J. Lindeberg AB, a Swedish corporation.   J. Lindeberg USA Retail, LLC, a California limited liability company, was formed on August 21, 2009 and is a wholly-owned subsidiary of J. Lindeberg USA.     J. Lindeberg USA Retail was formed to operate our J. Lindeberg retail stores.

Apparel Industry Background

We operate exclusively in the premium contemporary segment of the apparel industry, which is characterized by lower volume sales of higher margin products.  Our future success depends in part on the continued demand by consumers for high-end casual apparel, which in recent years has contributed to a proliferation of brands such as True Religion, Seven For All Mankind, Diesel, Guess, J Brand and Joe’s Jeans.  We anticipate that the premium contemporary segment of the apparel industry will become increasingly competitive because of the consumer demand for apparel in this segment, as well as the high retail prices consumers are willing to spend for such goods.  An increase in the number of brands competing in the premium contemporary segment of the apparel industry could result in reduced shelf space for our brands at better department stores and boutiques, our primary customers.

Customers

We market our products to better department stores and boutiques that cater to fashion forward clientele.  Our products are sold to a limited number of better department stores and boutiques to maintain our premium brand status.  In the United States, our products are sold in a number of Nordstrom and Bloomingdales store locations.  We plan to continue to develop our existing relationships with our customers, and expand our domestic sales and distribution to better department stores as the visibility of our brands increase in the marketplace.  Currently, in addition to Nordstrom and Bloomingdales, we sell to Saks Fifth Avenue and Neiman Marcus, as well as hundreds of other boutiques and specialty retailers.  We also sell our William Rast and J. Lindeberg brands online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  We market and sell our J. Lindeberg branded collection and golf apparel through our retail stores in New York City and Los Angeles, and we sell J. Lindeberg golf wear to green grass golf stores and boutiques in the United States. William Rast products are sold in three William Rast branded retail stores located in Los Angeles, San Jose and Cabazon, California. Internationally, in select countries, we sell our William Rast products directly and through distributors to better department stores and boutiques throughout the world. We intend to expand our international distribution of our William Rast brand into additional territories and increase our brand penetration in the countries in which our apparel is currently being sold.

In November 2009, we launched our retail expansion plan for our William Rast and J. Lindeberg brands with the opening of two new full-price William Rast retail stores at the Westfield Century City Shopping Mall in Los Angeles, California, and the Westfield Valley Fair Shopping Mall in San Jose, California.  Additionally, we opened our first William Rast outlet store at the Desert Hills Premium Outlets in Cabazon, California.  In the third quarter of 2010, we plan to open a William Rast full price retail store and a J. Lindeberg full price retail store in Miami, Florida.  These store openings are part of our retail expansion plan which contemplates the roll-out of approximately forty retail stores in major metropolitan locations over the next several years.  We anticipate opening between three and five retail stores in 2010, including the two retail stores in Miami.  In 2011, we anticipate opening between six and twelve retail stores.  We believe that the retail stores will enhance our net sales and gross profit and the outlet store will allow us to sell our overstock or slow moving items at higher profit margins.

In December 2009, we signed a binding term sheet for a new multi-year licensing agreement with Viva International Group to design, produce and globally distribute William Rast Eyewear and William Rast Racing Eyewear focusing on styles for both the premium and sportswear categories for men and women. Viva is a worldwide leading eyewear company, representing premium and luxury brands including, GUESS, SKECHERS®, Tommy Hilfiger, Escada and Ermenegildo Zegna. The William Rast branded eyewear collections, which will include sunglasses and prescription eyewear, will debut in 2011 and will be available in William Rast’s branded stores and in upscale department stores and specialty retailers worldwide.

Beginning in June 2009, we exclusively sold our People’s Liberation branded apparel and apparel accessories to Charlotte Russe in North America and Central America and provided Charlotte Russe with marketing and branding support for People’s Liberation branded apparel.  We are in litigation with Charlotte Russe in relation to our distribution agreement.  See the discussion under Note 11 to the financial statements as well as the discussion below under Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “Recent Developments” for further information relating to our distribution agreement with Charlotte Russe and the pending litigation.

Our Products

Our principal products consist of high-end casual apparel under the brand names “William Rast,”  “People’s Liberation” and, in the United States, “J. Lindeberg.”  The majority of the merchandise we offer consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  Our principal products are designed, manufactured, marketed, and distributed under our “William Rast” and “People’s Liberation” labels and we market and distribute under the J. Lindeberg label in the United States, products that are designed and manufactured by J. Lindeberg AB of Sweden.  Our William Rast brand is a collection of denim, knits, wovens, leather goods and outerwear for both men and women and our J. Lindeberg brand primarily consists of golf wear and collection apparel for men.  Our People’s Liberation brand, under our exclusive distribution agreement with Charlotte Russe, primarily includes denim and knits for women.  As a result of the fit, quality, styles and the marketing and branding of our products, we believe that our products will continue to command premium prices in the marketplace.

Our denim is made from high quality fabrics milled primarily in the United States, Japan, Italy, Turkey and Mexico, and processed with various treatments, washes and finishes, including light, medium, dark, and destroyed washes, some of which include studs, stones, and embroidered pockets as embellishments.  We introduce new versions of our major styles each season in different colors, washes and finishes.

Our knits and woven products consist of men’s and women’s tops and bottoms.  We sell knit and woven products which consist primarily of cotton and silk fabrications.  Similar to our denim products, we introduce new versions, bodies, styles, colors and graphics of our knit and woven products each season.  We anticipate expanding our products and fabrications to include other fashion forward materials.

Our leather goods consist primarily of men’s and women’s jackets and outerwear.  These goods are manufactured using high-quality leather and occasionally include studs, stones and other embellishments.

An in-house team of designers is responsible for the design and development of our People’s Liberation and William Rast denim product lines.  We do not currently have a formal research and development effort.  Our design team and consultants, together with our in-house sales team and our J. Lindeberg outside sales contractors, shop stores, travel and speak to market and trend setters to help generate new product ideas.

Sales and Distribution

US Sales and Distribution

We sell our products through our own sales force based in Los Angeles, New York, Atlanta, Chicago and Dallas.  Additionally, we operate showrooms in Los Angeles, New York and Atlanta with dedicated salaried and commissioned sales staff.  We also employ customer service representatives who are assigned to key customers and provide in-house customer service support.  We ship products to and invoice our United States customers directly from warehouse facilities located in or around Los Angeles, California.  Under agreements with third-party warehouses, we outsource all of our finished good shipping, receiving and warehouse functions.

Currently, our products are sold in the United States to department stores and boutiques.  While we do not depend on any individual department store to sell our products, for the year ended December 31, 2009, approximately 36.6% of our sales were to two customers.  For the year ended December 31, 2008, approximately 28.9% of our sales were to one customer.

In June 2009, we began to exclusively sell our People’s Liberation branded apparel and apparel accessories to Charlotte Russe in North America and Central America and provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel.  We are in litigation with Charlotte Russe in relation to our exclusive distribution agreement and, as a result, there have been no sales of People’s Liberation branded apparel to Charlotte Russe subsequent to October 2009.

International Sales and Distribution

Our William Rast branded apparel products are also sold internationally in select countries directly and through agents and distributors to better department stores and boutiques.  Our distributors purchase products at a discount for resale in their respective territories and market, sell, warehouse and ship William Rast branded apparel products at their expense.  Our agents are paid a commission on net sales of our William Rast products.  We anticipate growing our international distribution channels across new territories.

Brand Development

Our William Rast and J. Lindeberg brands have acquired consumer recognition in the high-end fashion denim, knits, golf wear and casual wear markets.  We plan to continue building and expanding this recognition by target marketing our lines to fashion conscious consumers who want to wear and be seen in the latest, trendiest jeans and other apparel.  To facilitate this objective, we plan to continue to limit distribution to exclusive boutiques, major retailers and our own retail stores.  We also plan to use celebrities as a marketing catalyst to continue to bring attention and credibility to our brands.  Currently, we leverage the popular public images of Justin Timberlake in the promotion of our William Rast apparel line and Camilo Villegas to promote our J. Lindeberg apparel line.

In December 2009, we signed a binding term sheet for a new multi-year licensing agreement with Viva International Group to design, produce and globally distribute William Rast Eyewear and William Rast Racing Eyewear focusing on styles for both the premium and sportswear categories for men and women. Viva is a worldwide leading eyewear company, representing premium and luxury brands including, GUESS, SKECHERS®, Tommy Hilfiger, Escada and Ermenegildo Zegna. The William Rast branded eyewear collections, which will include sunglasses and prescription eyewear, will debut in 2011 and will be available in William Rast’s branded stores and in upscale department stores and specialty retailers worldwide.  We anticipate entering into additional licensing agreements for the sale of William Rast branded products within the next several years.

We anticipate that our internal growth will be driven by (1) expansion of our product lines by introducing new styles and categories of apparel products, (2) entering into license agreements for the manufacture and distribution of new apparel categories, accessories, fragrances and other products, (3) expansion of our wholesale distribution, both domestically and internationally through high-end retailers, and (4) expansion of our retail store penetration.  Our goal is to employ a multi-brand strategy which diversifies the fashion and other risks associated with reliance on any single brand.

Manufacturing and Supply

We use third party contract manufacturers and full package suppliers to produce our William Rast denim finished goods from facilities located primarily in Mexico and Los Angeles, California.  For the majority of our William Rast knits and other non-denim products, we source these goods from international suppliers primarily in Asia.  We sourced our People’s Liberation denim products sold to Charlotte Russe under our exclusive distribution agreement from international suppliers of full package goods primarily located in Mexico.  We sourced our People’s Liberation knit products sold to Charlotte Russe from international suppliers of full package goods located primarily in Asia and India.  We currently purchase all of our J. Lindeberg branded apparel products from J. Lindeberg AB of Sweden, the beneficial owner of 50% of our subsidiary, J. Lindeberg USA, LLC.  We intend to continue our transition to international suppliers of full package denim finished goods which will enable us to remain competitive and improve margins.

We may be able to realize additional cost savings in product manufacturing due to our strong relationships with a diverse group of U.S. and international manufacturers established by our management team.  We do not rely on any one manufacturer and manufacturing capacity is readily available to meet our current and planned needs.  We do not currently have any long-term agreements in place for the supply of fabric, thread or other raw materials.  Fabric, thread and other raw materials are available from a large number of suppliers worldwide.  Although we do not depend on any one supplier, for the year ended December 31, 2009, three suppliers provided for 59.4% of our total combined purchases for the year.  For the year ended December 31, 2008, three suppliers provided for 34.5% of our total combined purchases for the year.

Competition

The premium denim, knits and golf wear industries are intensely competitive and fragmented, and will continue to become more competitive and fragmented as a result of the high margins that are achievable in the industries.  Our competitors include other small companies like ours, as well as companies that are much larger, with superior economic, marketing, distribution, and manufacturing capabilities.  Our competitors in the denim and knit markets include brands such as True Religion, Seven For All Mankind, Diesel, Guess, J Brand and Joe’s Jeans, as well as other premium denim brands.

We compete in our ability to create innovative concepts and designs, develop products with extraordinary fit, and produce high quality fabrics and finishes, treatments and embellishments.  At a retail price point of $150 to $280 for denim jeans, $20 to $125 for knits and other apparel items, and $60 to $1,000 for collection products, we believe that we offer competitively priced products in our target markets.

Trademarks and other Intellectual Property

We have filed trademark applications for the following marks in the following territories:

Name of Mark	Territory
People’s Liberation	USA, European Community, Japan, Mexico, Hong Kong, Israel, Russia, Taiwan, Singapore, Turkey, Australia and Canada.

William Rast
USA, European Community, Japan, Mexico, People’s Republic of China, Hong Kong, Israel, Russia, Taiwan, Singapore, Turkey, Canada, Australia, Republic of Korea, Croatia and United Arab Emirates, Brazil, India, South Africa.

William Rast & Design	USA, European Community and Japan.

Rising Star	USA, European Community, Japan, Mexico, Republic of Korea, Hong Kong, Israel, Russia, Taiwan, Singapore, Turkey, Australia and Canada.

Star Pocket	USA, Japan, Mexico, Republic of Korea, Israel, Russia, Singapore, Turkey, Australia and Canada.

The Dub	USA, European Community, Japan, Mexico, People’s Republic of China, Republic of Korea, Russia, Canada, Croatia and United Arab Emirates, Australia, Brazil, Hong Kong, Singapore, Taiwan.

Mummy Star	USA, Mexico, Canada.

People’s Liberation & Design (Mummy Star)	USA, Mexico, Canada, Japan.

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

Employees

As of December 31, 2009, we had a total of 71 full time employees.  Our full time employees consist of four officers, Colin Dyne, our Chief Executive Officer, Thomas Nields, our Chief Operating Officer, Darryn Barber, our President and Chief Financial Officer and Andrea Sobel, Executive Vice President of Branding and Licensing.  Our production and design teams include 18 employees consisting of production managers as well as pattern makers, technical designers and product designers.  Our production and design teams are responsible for the design, development, and preparation of sample products.  Additionally, we have 49 employees who handle retail and wholesale sales, marketing, customer service, accounting and administration functions.

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

We are in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009.  We have filed an action against Charlotte Russe in the Superior Court of the State of California, County of Los Angeles, Central District (Versatile Entertainment, Inc. v. Charlotte Russe Merchandising, Inc., BC424674) seeking a declaratory judgment that the termination was invalid and alleging other causes of action, including breach of contract by Charlotte Russe.  We also filed an action against Advent International Corporation and certain of its subsidiaries, and David Mussafer and Jenny J. Ming in the Superior Court of the State of California, County of Los Angeles, Central District (Versatile Entertainment, Inc. v. Advent International Corporation, BC424675) asserting one cause of action for intentional interference with a contract.  Advent International Corporation, through its subsidiaries, acquired Charlotte Russe in October 2009.  Charlotte Russe has served a complaint against us in the Superior Court of the State of California, County of Los Angeles, Central District (Charlotte Russe Holding, Inc. vs. Versatile Entertainment, Inc., BC424734) asserting claims for rescission of the distribution agreement, fraud, negligent misrepresentation, restitution after rescission and breach of contract.

We derived a significant portion of our revenues and operating cash flow from the sale of People’s Liberation branded merchandise pursuant to the distribution agreement.  In the first year of the contract, we received approximately $5.5 million through December 31, 2009 as required by the distribution agreement and we are owed $59.5 million in guaranteed minimum payments over the remainder of the term of the agreement, which amount may be reduced if Charlotte Russe elects to terminate the agreement early, beginning July 2011 with an early termination fee.  As a result of Charlotte Russe’s purported termination of the distribution agreement, Charlotte Russe ceased to make their contractually obligated payments to us, which significantly decreased our net sales and cash flows from operations of our People’s Liberation business.  We also believe our results of operations and financial condition could be negatively impacted if we are unable to collect factored accounts receivable in the amount of approximately $575,000 related to goods shipped to Charlotte Russe prior to the dispute and if we are unable to reach a settlement in a manner acceptable to us or the ensuing litigation, which is currently in its early stage, is not resolved in a manner favorable to us.  Additionally, we may continue to incur significant legal fees in our litigation with Charlotte Russe, and unless the cases are settled, we will continue to incur additional expenses in increasing amounts as the cases move toward trial.

We may require additional capital in the future.

We may not be able to fund our future growth or react to competitive pressures if we lack sufficient funds. We are currently evaluating various financing strategies to be used to expand our business and fund future growth, including the opening of new retail stores.  We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and pursuant to our factoring arrangements, including availability under our inventory facilities, should be sufficient to fund our minimum working capital and capital expenditure needs for the next twelve months.  The extent of our future capital requirements will depend on many factors, including our results of operations and our ability to mitigate the impact of Charlotte Russe’s purported termination of our exclusive distribution agreement through cost cutting and other measures.  We may also need to raise additional capital if our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional brands.  There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. In addition, any additional funding may result in significant dilution to existing shareholders.

Our J. Lindeberg clothing line is a collaboration with J. Lindeberg USA Corp, a wholly-owned subsidiary of J. Lindeberg AB.  Should our relationship with our partner deteriorate, our profitability may be negatively impacted.

J. Lindeberg USA, LLC, which is 50% owned by our wholly-owned subsidiary, Bella Rose, and 50% owned by J. Lindeberg USA Corp, a wholly-owned subsidiary of J. Lindeberg AB, has the exclusive rights to source, market, and distribute J. Lindeberg™ branded apparel in the United States on an exclusive basis.  We manage J. Lindeberg USA and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010.  J. Lindeberg AB is required to make available to J. Lindeberg USA for purchase all new collections of J. Lindeberg™ branded apparel, and provide for the factory-direct purchase by J. Lindeberg USA of J. Lindeberg™ branded apparel on terms no less favorable to J. Lindeberg USA then terms received by J. Lindeberg AB or its affiliates for the same or substantially the same merchandise.  In addition, the agreements establishing the relationship between the parties provide for a license from J. Lindeberg AB to J. Lindeberg USA of the J. Lindeberg™ mark and other related marks for use in the United States on an exclusive basis for a period of 25 years.  In the event that our relationship with J. Lindeberg AB deteriorates or if the business operations of J. Lindeberg AB deteriorate, J. Lindeberg AB may be unable to fulfill its contractual obligation to us, including providing us with design, sourcing and timely product delivery.  If J. Lindeberg AB fails to fulfill its contractual obligations to us, our sales and profitability could be negatively impacted.

Our William Rast business is a collaboration with William Rast Enterprises, LLC, an entity owned in part by Justin Timberlake.  Should our relationship with our partner deteriorate, our sales and profitability may be negatively impacted.

Certain of our consolidated subsidiaries that we manage have the exclusive rights to manufacture clothing and accessories under the William Rast tradename.  We share ownership of these subsidiaries with William Rast Enterprises, LLC, an entity controlled by Justin Timberlake.  In the event that our relationships with William Rast Enterprises and Justin Timberlake deteriorate, our sales and profitability may be negatively impacted.

Failure to manage our growth and expansion could impair our business.

We believe that we are poised for growth in 2010 for our William Rast and J. Lindeberg brands.  No assurance can be given that we will be successful in maintaining or increasing our sales in the future.  Any future growth in sales of these brands will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables credit management.  Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment.  Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs, further burden on our distribution facilities and also adversely impact our relations with retailers.

Increasing the number of branded company-operated stores will require us to develop new capabilities and increase our expenditures.

Our growth strategy is dependent in part on our ability to open and operate new William Rast and J. Lindeberg branded retail stores and the availability of suitable store locations on acceptable terms. Although we operated 5 branded retail stores as of December 31, 2009, we historically have been primarily a wholesaler. In the third quarter of 2010, we plan to open a William Rast full price retail store and a J. Lindeberg full price retail store in Miami, Florida.  These store openings are part of our retail expansion plan which contemplates the roll-out of approximately forty retail stores in major metropolitan locations over the next several years.  We anticipate opening between three and five retail stores in 2010, including the two retail stores in Miami.  In 2011, we anticipate opening between six and twelve retail stores.  The success of this strategy is dependent upon, among other factors, the identification of suitable markets and sites for new store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and extent of capital expenditures, if any, for these stores. We must also appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies and integrate our stores into our overall business mix. An increase in the number of branded company-operated stores will place increased demands on our operational, managerial and administrative resources and require us to further develop our retailing skills and capabilities. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores and in our more established wholesale businesses. The commitments associated with our expansion will increase our operating expenses and may be costly to terminate.  In addition, these investments may be difficult to recapture if we decide to close a store or change our strategy.

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

Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely.  These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors.  There can be no assurance that we will remain a preferred vendor for our existing customers.  A decrease in business from or loss of a major customer, such as the two customers that accounted for approximately 36.6% of our net sales for the year ended December 31, 2009, one of which was Charlotte Russe, and the one customer that accounted for 28.9% of our net sales for the year ended December 31, 2008, respectively, could have a material adverse effect on the results of our operations.  There can be no assurance that our factor will approve the extension of credit to certain retail customers in the future.  If a customer’s credit is not approved by the factor or sales to a customer exceed the factor’s imposed limits, we could assume the collection risk on sales to the customer.

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

We depend on full package suppliers, independent contract manufacturers and suppliers of raw materials to secure a sufficient supply of raw materials and maintain sufficient manufacturing and shipping capacity in an environment characterized by declining prices, labor shortage, continuing cost pressures and increased demands for product innovation and speed-to-market.  This dependence could subject us to difficulty in obtaining timely delivery of products of acceptable quality.  In addition, a contractor’s failure to ship products to us in a timely manner or failure to meet the required quality standards could cause us to miss the delivery date requirements of our customers.  The failure to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales, reputation and overall profitability.

For the year ended December 31, 2009, three suppliers accounted for approximately 59 % of our consolidated purchases.  For the year ended December 31, 2008, three suppliers accounted for approximately 35% of our purchases.  We do not have long-term contracts with any of our suppliers, and any of these suppliers may unilaterally terminate their relationship with us at any time.  While management believes that there exists an adequate amount of suppliers to provide products and services to us, to the extent that we are not able to secure or maintain relationships with suppliers that are able to fulfill our requirements, our business would be harmed.

We do not control our suppliers or their labor practices.  The violation of federal, state or foreign labor laws by one of our suppliers could subject us to fines and result in our goods that are manufactured in violation of such laws being seized or their sale in interstate commerce being prohibited.  To date, we have not been subject to any sanctions that, individually or in the aggregate, have had a material adverse effect on our business, and we are not aware of any facts on which any such sanctions could be based.  There can be no assurance, however, that in the future we will not be subject to sanctions as a result of violations of applicable labor laws by our suppliers, or that such sanctions will not have a material adverse effect on our business and results of operations.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud.  Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting and, beginning with our annual report for the fiscal year ending December 31, 2010, our independent registered public accounting firm will be required to annually attest to our evaluation and issue their own opinion on our internal control over financial reporting.  We have prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report.  The process of strengthening our internal control over financial reporting and complying with Section 404 was expensive and time consuming, and required significant management attention.  We cannot be certain that the measures we have undertaken will ensure that we will maintain adequate controls over our financial processes and reporting in the future.  Furthermore, if we are able to rapidly grow our business, the internal control over financial reporting that we will need will become more complex, and significantly more resources will be required to ensure our internal control over financial reporting remains effective.  Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Risks Related to Our Industry

Our business may be negatively impacted by general economic conditions and the current global financial crisis.

                   Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers and distributors, our largest direct customers.  Consumer spending recently has deteriorated significantly and may remain depressed, or be subject to further deterioration for the foreseeable future.  The worldwide apparel industry is heavily influenced by general economic cycles.  Purchases of high-end fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines.  Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions.  During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open or operate new retail stores or maintain sales levels at existing stores, or maintain or increase our international operations on a profitable basis. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy, including the current downturn in the United States.

We operate in a highly competitive industry and the success of our business depends on our ability to overcome a variety of competitive challenges.

We operate our business in the premium contemporary segment of the apparel industry.  Currently, our competitors include companies and brands such as True Religion, Seven For All Mankind, Diesel, Guess, J Brand and Joe’s Jeans.  We face a variety of competitive challenges including:

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

To date, we have had a very limited trading volume in our common stock.  For instance, for the year ended December 31, 2009, approximately 4.9 million shares of our common stock were traded and for the year ended December 31, 2008, approximately 2.5 million shares of our common stock were traded.  As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

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

Our officers and directors and their affiliates beneficially own approximately 26.9% of our outstanding voting shares as of March 8, 2010.  In addition, Gerard Guez, a relative of our founder and former chief executive officer and director, Daniel Guez, owns approximately 28.0% of our outstanding voting shares.  As a result, our officers and directors, and Mr. Guez, are able to exert influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors.  The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

Item 1B.         Unresolved Staff Comments

Not applicable.

Item 2.            Properties

We lease our principal executive office space under a lease agreement that expires in March 2012.  The facility is approximately 13,000 square feet, and is located in Los Angeles, California.  It is from this facility that we conduct all of our design, executive and administrative functions.  Our finished goods are shipped from third-party warehouses in Ontario and Los Angeles, California.  Our internet products are shipped from a third-party warehouse in Long Beach, California.  We have showrooms located in Los Angeles, New York City and Atlanta.  Our New York City showroom lease expires in April 2011, our Los Angeles showroom lease expires in May 2013 and our Atlanta showroom lease expires in June 2011.  We have William Rast retail stores located in Los Angeles, San Jose and Cabazon, California, and expect to open a new William Rast retail store in Miami, Florida, in the third quarter of 2010.  Our William Rast retail store leases expire on various dates beginning April 2011 through January 2020.   We have J. Lindeberg retail stores located in New York City and Los Angeles and expect to open a new J. Lindeberg retail store in Miami, Florida, in the third quarter of 2010.  Our J. Lindeberg retail store leases expire on various dates beginning June 2014 through March 2017.   We believe that the facilities we utilize are well maintained, in good operating condition, and adequate to meet our current and foreseeable needs.

Item 3.            Legal Proceedings

On October 27, 2009, People’s Liberation, Inc. and our wholly-owned subsidiary, Versatile Entertainment, Inc., filed a complaint for damages and equitable relief against Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, “Charlotte Russe”) in the Superior Court of the State of California, County of Los Angeles, Central District (Versatile Entertainment, Inc. v. Charlotte Russe Merchandising, Inc., BC424674) (the “Charlotte Russe Action”).  On that same day, we also filed suit against Advent International Corporation and certain of its subsidiaries, and David Mussafer and Jenny J. Ming (collectively, the “Advent Defendants”) in the Superior Court of the State of California, County of Los Angeles, Central District (Versatile Entertainment, Inc. v. Advent International Corporation, BC424675) (the “Advent Action”).  Advent International Corporation, through its subsidiaries, acquired Charlotte Russe in October 2009.

The complaints relate to our December 2008 distribution agreement with Charlotte Russe (the “Agreement”), pursuant to which we agreed to exclusively sell to Charlotte Russe in North America and Central America, People’s Liberation® branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.  In consideration for the exclusive rights granted to Charlotte Russe under the Agreement, Charlotte Russe agreed to purchase from us a minimum of $65 million of People’s Liberation branded merchandise during the initial term of the Agreement.  The amount of the minimum purchase obligation varies by contract year, and may be less than or greater than $65 million if the Agreement is terminated prior to expiration of the initial term or is renewed for one or more additional renewal periods. The Agreement provides that Charlotte Russe can elect to terminate the Agreement early by delivering written notice to us at any time between January 1, 2011 and June 30, 2011, in which event the Agreement shall terminate, at Charlotte Russe’s election, on either (i) July 1, 2011 with the payment of an early termination fee, or (ii) December 31, 2011.

On October 26, 2009, we received a letter from Charlotte Russe purportedly terminating the Agreement as a result of our alleged fraudulent inducement of Charlotte Russe to enter into the Agreement as well as our alleged subsequent material breaches of the Agreement.  We believe the allegations in the letter are demonstrably false and that the termination of the Agreement by Charlotte Russe was improper, constituting a material breach of the Agreement by Charlotte Russe for which we are entitled to damages.  Additionally, we assert that before acquiring Charlotte Russe, Advent International Corporation and certain of its subsidiaries and management, including David Mussafer and Jenny J. Ming, evaluated Charlotte Russe’s ongoing business and contractual relations, and decided that they would wrongfully attempt to avoid the contractual obligations under the Agreement by asserting fabricated breaches of contract against us, thus intentionally interfering with our contract with Charlotte Russe.

Our complaint in the Charlotte Russe Action includes four causes of action, including one for declaratory relief in which we seek declarations that (i) by Charlotte Russe’s efforts to wrongfully terminate the Agreement and their sale of People’s Liberation brand goods at “close-out” prices, they have breached the express terms of the Agreement; (ii) the Agreement is in full force and effect notwithstanding Charlotte Russe’s purported termination thereof; (iii) Charlotte Russe is required to perform its obligations under the Agreement and that no performance obligation has been excused; (iv) our actions, including those alleged acts complained of in Charlotte Russe’s October 26 letter, do not constitute material breaches of the Agreement; and (v) the express terms of the Agreement require Charlotte Russe to indemnify, hold harmless and defend us from any future or additional damages or costs incurred by us as a result of Charlotte Russe’s breach of the Agreement and as a result of our lawsuit.

In the Charlotte Russe Action, we have also asserted claims for:

•	breach of contract by Charlotte Russe for, among other things, wrongfully terminating the Agreement and for selling People’s Liberation branded apparel at “close-out” prices;

•
fraudulent misrepresentation relating to the misrepresentation and concealment of certain material facts from us, including making false representations about their ability and intent to promote People’s Liberation branded products for sale in their stores, their ability to perform their obligations under the Agreement, their discounting of People’s Liberation branded apparel in violation of the Agreement and the facts underlying their purported termination of the Agreement; and

•
negligent misrepresentation relating to the misrepresentation and concealment of certain material facts from us, including making false representations about their ability and intent to promote People’s Liberation branded products for sale in their stores, their ability to perform their obligations under the Agreement, their discounting of People’s Liberation branded apparel in violation of the Agreement and the facts underlying their purported termination of the Agreement.

We are seeking compensatory damages of no less than $59,000,000, punitive damages, preliminary and permanent injunctions enjoining Charlotte Russe and the other defendants from engaging in acts which diminish the value of the People’s Liberation brand, and an award of attorneys’ fees and costs incurred in relation to each cause of action.

In the Advent Action, we assert one cause of action for intentional interference with contract, for which we are seeking compensatory damages of no less than $59,000,000, punitive damages, as well as an award of attorney’s fees and costs incurred in relation to the action.

On October 28, 2009, Charlotte Russe Holding, Inc. and Charlotte Russe Merchandising, Inc. served a complaint against People’s Liberation, Inc. and Versatile Entertainment, Inc., which complaint was filed in the Superior Court of the State of California, County of Los Angeles, Central District (Charlotte Russe Holding, Inc. vs. Versatile Entertainment, Inc., BC424734).  Charlotte Russe subsequently filed a First Amended Complaint asserting claims for:

•	rescission of the Agreement based on fraudulent misrepresentations made by us to induce Charlotte Russe to enter into the Agreement;

•	restitution after rescission based upon our breach of the Agreement as described below;

•
breach of contract by us for, among other things, (i) failing to provide the promised services of Marcella Lindeberg; (ii) permitting other retailers to sell People’s Liberation branded products in Charlotte Russe’s exclusive territory; (iii) failing to provide the products in compliance with the Agreement; (iv) failing to maintain the promised quality of the products; (v) failing to provide the promised services of Colin Dyne; (vi) failing to provide the promised services of a dedicated work team; (vii) failing to provide the promised management services under the Agreement; and (viii) failing to deliver all products in the time required under the Agreement;

•	fraud; and

•	negligent misrepresentation.

Charlotte Russe is seeking restitution of all consideration paid to us under the Agreement, compensatory and punitive damages, and an award of attorneys’ fees and costs incurred in relation to each cause of action.

We intend to vigorously pursue the Charlotte Russe Action and the Advent Action and to vigorously defend any actions brought forth by Charlotte Russe.

We are subject to certain other legal proceedings and claims arising in connection with our business.  In the opinion of management, there are currently no claims, other than the Charlotte Russe action discussed above, that will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.            Removed and Reserved

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “PPLB.OB”  The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from quotations on the Over-the-Counter Bulletin Board, as well as the total number of shares of common stock traded during the periods indicated.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low	Volume
Year Ended December 31, 2009
First Quarter	$0.33	$0.10	1,325,515
Second Quarter	$0.35	$0.08	2,323,127
Third Quarter	$0.48	$0.15	627,420
Fourth Quarter	$0.41	$0.16	669,010

Year Ended December 31, 2008
First Quarter	$0.55	$0.35	643,400
Second Quarter	$0.45	$0.30	526,200
Third Quarter	$0.54	$0.26	898,800
Fourth Quarter	$0.42	$0.16	476,400

On March 29, 2010, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.27 per share.  As of March 8, 2010, there were approximately 459 record holders of our common stock.  Our transfer agent is Stalt, Inc., Menlo Park, CA.

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

Item 6.            Selected Financial Data

Not applicable.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the Consolidated Financial Statements of People’s Liberation, Inc. and the “Notes to Consolidated Financial Statements” included elsewhere in this report.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People’s Liberation, Inc. for the fiscal years ended December 31, 2009 and 2008.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Overview

We design, market and sell high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States, “J. Lindeberg.”  The majority of the merchandise we offer consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  In the United States, we distribute our merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue and Neiman Marcus, and online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  We also market and sell our J. Lindeberg branded collection and golf apparel through our retail stores in New York City and Los Angeles, and J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  William Rast products are also sold in our three retail stores located in Los Angeles, San Jose and Cabazon, California.  Internationally, in select countries, we sell our William Rast branded apparel products directly and through distributors to better department stores and boutiques throughout the world.

We commenced our William Rast clothing line in May 2005.  Our William Rast clothing line is a collaboration with Justin Timberlake and his childhood friend, Trace Ayala.

We began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 in collaboration with J. Lindeberg AB of Sweden.  In addition to being sold in the United States through our subsidiary, J. Lindeberg USA, LLC, J. Lindeberg branded high-end men’s fashion and premium golf apparel is marketed and sold by J. Lindeberg AB worldwide.

We commenced our People’s Liberation business in July 2004.  On December 16, 2008, we entered into an agreement with Charlotte Russe pursuant to which we agreed to exclusively sell to Charlotte Russe, in North America and Central America, People’s Liberation® branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.  We ceased to sell People’s Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009.  We will continue to market and sell People’s Liberation branded merchandise internationally, with the exception of Central America.  Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009.  We are in litigation with Charlotte Russe in relation to our distribution agreement.  See the discussion under Note 11 to our consolidated financial statements as well as the discussion below under the heading “Recent Developments” for further information relating to our distribution agreement with Charlotte Russe and the pending litigation.

We are headquartered in Los Angeles, California, maintain showrooms in New York, Los Angeles and Atlanta, and have sales representatives in Dallas, Texas, and Chicago, Illinois.

International Distribution

Our William Rast branded apparel products are also sold internationally in select countries directly and through agents and distributors to better department stores and boutiques.  Our distributors purchase products at a discount for resale in their respective territories and market, sell, warehouse and ship William Rast branded apparel products at their expense.  Our agents are paid a commission on net sales of our William Rast products.  We anticipate growing our international distribution channels across new territories.

Manufacturing and Supply

We use third party contract manufacturers and full package suppliers to produce our William Rast denim finished goods from facilities located primarily in Mexico and Los Angeles, California.  Our denim is made from high quality fabrics milled primarily in the United States, Japan, Italy, Turkey and Mexico.  For the majority of our William Rast knits and other non-denim products, we source these goods from international suppliers primarily in Asia.  We sourced our People’s Liberation denim products sold to Charlotte Russe under our exclusive distribution agreement from international suppliers of full package goods primarily located in Mexico.  We sourced our People’s Liberation knit products sold to Charlotte Russe from international suppliers of full package goods located primarily in Asia and India.  We currently purchase all of our J. Lindeberg branded apparel products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of our subsidiary, J. Lindeberg USA, LLC.  We intend to continue our transition to international suppliers of full package denim finished goods which will enable us to remain competitive and improve margins.

Structure of Operations

Our wholly-owned subsidiary Versatile Entertainment, Inc. conducts our People’s Liberation brand business.  Our William Rast brand business is conducted through our wholly-owned subsidiary Bella Rose, LLC.  William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose and are each owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC, an entity owned in part by Justin Timberlake.  William Rast Retail, LLC, a California limited liability company, was formed on August 26, 2009 and is a wholly-owned subsidiary of William Rast Sourcing.  William Rast Retail was formed to operate our William Rast retail stores.  Our J. Lindeberg brand business is conducted through Bella Rose.  J. Lindeberg USA, LLC is consolidated under Bella Rose and is owned 50% by Bella Rose and 50% by J. Lindeberg USA, Corp. an entity owned by J. Lindeberg AB, a Swedish corporation.   J. Lindeberg USA Retail, LLC, a California limited liability company, was formed on August 21, 2009 and is a wholly-owned subsidiary of J. Lindeberg USA.     J. Lindeberg Retail was formed to operate our J. Lindeberg retail stores.

Recent Developments

Charlotte Russe Litigation

As discussed under Note 11 to the Consolidated Financial Statements, we are in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009.  We derived a significant portion of our revenues and operating cash flow from the sale of People’s Liberation branded merchandise pursuant to this distribution agreement.  In the first year of the contract, we received approximately $5.5 million through September 30, 2009 as required by the distribution agreement and we are owed $59.5 million in guaranteed minimum payments over the remainder of the term of the distribution agreement, which amount may be reduced if Charlotte Russe elects to terminate the distribution agreement early, beginning July 2011 with an early termination fee. As a result of Charlotte Russe’s purported termination of the distribution agreement, Charlotte Russe ceased to make their contractually obligated payments to us, which significantly decreased our net sales and cash flows from operations of our People’s Liberation business.  We also believe our results of operations and financial condition could be negatively impacted if we are unable to collect factored accounts receivable in the amount of approximately $575,000 related to goods shipped to Charlotte Russe prior to the dispute, and if we are unable to reach a settlement in a manner acceptable to us or the ensuing litigation, which is currently in its early stage, is not resolved in a manner favorable to us.  Additionally, we may continue to incur significant legal fees in our litigation with Charlotte Russe, and unless the cases are settled, we will continue to incur additional expenses in increasing amounts as the cases move toward trial.

As of December 31, 2009, we had approximately $575,000 of factored accounts receivable due from Charlotte Russe and approximately $463,000 of inventory on hand related to purchase orders received from Charlotte Russe.  In January 2010, we received approximately $120,000 of additional inventory from our vendor related to purchase orders received from Charlotte Russe prior to the dispute.  This inventory is not included in the consolidated balance sheet at December 31, 2009.  Approximately 20% of the inventory on hand was subsequently sold to third parties at an overall price above the cost of production.  We have not recorded a reserve for bad debts related to factored accounts receivable due from Charlotte Russe or a reserve for inventory purchased on behalf of Charlotte Russe as of December 31, 2009, as we believe we will prevail in our actions against Charlotte Russe.  We do not believe that it is probable that we will incur a loss related to these assets and we believe that we will be able to sell our remaining inventory at or above the cost of production.

Although the purported termination of our exclusive distribution agreement by Charlotte Russe will have a significant impact on our subsidiary that holds the People’s Liberation brand business, Versatile Entertainment, we believe it does not affect our ability as a whole to continue as a going concern because of the continued operations and expected sales, cash flows and results of operations from our other subsidiaries, William Rast Sourcing and J. Lindeberg USA.

Other Developments

During Fashion Week in February 2010, Justin Timberlake and Trace Ayala presented their Fall/Winter 2010 William Rast collection at a fashion show held at Cedar Lake in NYC.  The show launched a collection of William Rast footwear with boots which were designed to complement our William Rast denim line.  This season’s show was presented by Sony.  Other sponsors included Maybelline New York, Sebastian Professional, CRYSTALLIZEDTM - Swarovski Elements, 901 Silver Tequila, Neuro, La Caravelle Champagne and Coors Light.

On January 29, 2010, we entered into a sponsorship agreement with Sony Electronics Inc.  The sponsorship agreement provided Sony Electronics with the title sponsorship at our William Rast fashion show held during Fashion Week in New York City in February 2010.  The sponsorship agreement also grants Sony Electronics with title sponsorship in our “My Name is William Rast 2010 Campaign” and the placement of Sony products in our William Rast retail and pop-up stores.  The sponsorship agreement expires in December 2010.

In December 2009, we signed a binding term sheet for a new multi-year licensing agreement with Viva International Group to design, produce and globally distribute William Rast Eyewear and William Rast Racing Eyewear focusing on styles for both the premium and sportswear categories for men and women. Viva is a worldwide leading eyewear company, representing premium and luxury brands including, GUESS, SKECHERS®, Tommy Hilfiger, Escada and Ermenegildo Zegna. The William Rast branded eyewear collections, which will include sunglasses and prescription eyewear, will debut in 2011 and will be available in William Rast’s branded stores and in upscale department stores and specialty retailers worldwide.

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

To further our retail expansion plan, in November 2009 we entered into two new leases for a William Rast retail store and a J. Lindeberg retail store, both to be located in Miami, Florida.  The leases have seven-year terms expiring in March and May 2017.  The stores are expected to open in the third quarter of 2010.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to our valuation of inventories and our allowance for uncollectible house accounts receivable, recourse factored accounts receivable and chargebacks, and contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

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

Accounts Receivable.  Factored accounts receivable balances with recourse, chargeback and other receivables are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts.  Factored accounts receivable without recourse are also evaluated on a continual basis and allowances are provided for anticipated returns, discounts and chargebacks based on management’s estimate of the collectability of customer accounts and historical return, discount and other chargeback rates.  If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required.  Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

Intangible Assets.  Intangible assets are evaluated on a continual basis and impairment adjustments are made based on management’s reassessment of the useful lives related to intangible assets with definite useful lives.  Intangible assets with indefinite lives are evaluated on a continual basis and impairment adjustments are made based on management’s comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  Impairment adjustments are made for the difference between the carrying value of the intangible asset and the estimated valuation and charged to operations in the period in which the facts that give rise to the adjustments become known.

Revenue Recognition.  Wholesale revenue is recognized when merchandise is shipped to a customer, at which point title transfers to the customer, and when collection is reasonably assured.  Customers are not given extended terms or dating or return rights without proper prior authorization.  Revenue is recorded net of estimated returns, charge backs and markdowns based upon management’s estimates and historical experience.  Website revenue is recognized when merchandise is shipped to a customer and when collection is reasonably assured.  Retail revenue is recognized on the date of purchase from our retail stores.

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

Income Taxes.  We file U.S. Federal tax returns, multiple U.S. state and state franchise tax returns.  For U.S. Federal tax purposes, all periods subsequent to December 31, 2005 are subject to examination by the U.S. Internal Revenue Service (“IRS”).  We believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change.  Therefore, no reserves for uncertain income tax positions have been recorded.  In addition, we do not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next twelve months.  Our policy for recording interest and penalties, if any, associated with IRS audits is to record such items as a component of income taxes.

Stock Based Compensation.  Stock-based compensation expense is recognized based on awards ultimately expected to vest on a straight-line prorated basis.  The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model.  The valuation determined by the Black-Scholes pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Stock price volatility was estimated based on a peer group of public companies and the expected term was estimated using the “safe harbor” provisions provided by generally accepted accounting principles.

Litigation Contingencies.  We are subject to on-going litigation which requires management to make certain assumptions and estimates regarding gain or loss contingencies, if any, related to the outcome of pending litigation.  In consultation with legal counsel, we consider the facts and circumstances surrounding the pending litigation and the probability of the outcome of pending litigation, whether favorable or unfavorable, in our estimates of gain or loss contingencies.

Recent Accounting Pronouncements

See Note 2 to Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table presents consolidated statement of operations data for each of the years indicated as a percentage of net sales.

	Year Ended December 31, 2009	Year Ended December 31, 2008

Net sales	100.0%	100.0%
Cost of goods sold	51.6	51.7
Gross profit	48.4	48.3
Selling, design and production expense	26.4	36.6
General and administrative expense	23.2	21.1
Operating loss	(1.2)%	(9.4)%

Net Sales

	Years Ended December 31,		Percent Change
	2009	2008

Net sales	$35,634,806	$32,190,093	10.7%

The increase in net sales for the year ended December 31, 2009 was due primarily to increased sales of People’s Liberation branded apparel due to our exclusive distributor relationship with Charlotte Russe, as discussed above, and increased wholesale and retail sales of our J. Lindeberg apparel line, including through our newly acquired retail store in Los Angeles, California.  We began distributing J. Lindeberg brand products in the United States on an exclusive basis beginning July 2008.  We began shipping goods to Charlotte Russe under the terms of our distribution agreement in June 2009.  As a result of Charlotte Russe’s purported termination of the agreement, Charlotte Russe has ceased to purchase People’s Liberation branded merchandise from us, which resulted in a significant decrease in net sales of the brand for the fourth quarter of 2009.  Due to current macro economic conditions, we experienced a decline in wholesale sales of our William Rast apparel line in the United States during the year ended December 31, 2009.  The decrease in William Rast wholesale sales was offset, in part, by retail sales of the brand from our three new William Rast retail stores that opened in November 2009 in Los Angeles, San Jose and Cabazon, California.

Gross Profit

	Years Ended December 31,		Percent Change
	2009	2008

Gross profit	$17,244,747	$15,547,678	10.9%

Gross profit consists of net sales less cost of goods sold.  Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, customs, freight, duty and overhead expenses.  Overhead expenses primarily consist of third party warehouse and shipping costs.  Our gross margin increased slightly to 48.4% for the year ended December 31, 2009 from 48.3% for the year ended December 31, 2008.  The increase in gross profit as a percentage of net sales was primarily due to increased retail sales of our J. Lindeberg and William Rast product lines at higher gross margins.

Selling, Design and Production Expenses

	Years Ended December 31,		Percent Change
	2009	2008

Selling, design and production expense	$9,396,134	$11,784,062	(20.3)%

Selling, design and production expense for the years ended December 31, 2009 and 2008 primarily related to tradeshow, salaries, design fees, advertising, marketing and promotion, samples, travel and showroom expenses.  As a percentage of net sales, selling, design and production expense decreased to 26.4% for the year ended December 31, 2009 compared to 36.6% for the year ended December 31, 2008.  The decrease in selling, design and production expenses for the year ended December 31, 2009 is attributable to decreased design and sample costs related to our restructured design services agreement with Paris68 and decreased promotion and marketing costs.  Effective December 1, 2008, our design services agreement with Paris68 was restructured and the new design consulting arrangement provides for a reduction in the fees paid for services, a reduction in sample costs and the elimination of royalty payments due under the prior agreement.  In the third quarter of 2008, we launched a viral marketing campaign to promote our William Rast brand.  This cost was not incurred during the year ended December 31, 2009, which further accounts for the decrease in selling, design and production expense during the year.  The decrease in selling, design and production expenses for the year ended December 31, 2009 was offset by increased sales and retail salaries and commissions related to our J. Lindeberg acquisition which took place during the second quarter of 2008.  As discussed above, we are currently subject to litigation in relation to our agreement with Charlotte Russe.  As a result of the litigation, we anticipate a reduction of our selling, design and production expenses directly related to our People’s Liberation brand as we are currently not manufacturing or promoting this brand.

General and Administrative Expenses

	Years Ended December 31,		Percent Change
	2009	2008

General and administrative expenses	$8,290,842	$6,796,234	22.0%

General and administrative expenses for the years ended December 31, 2009 and 2008 primarily related to salaries, professional fees, facility costs, travel and entertainment, depreciation and amortization expense, and other general corporate expenses.  As a percentage of net sales, general and administrative expenses increased to 23.2% for the year ended December 31, 2009 compared to 21.1% for the year ended December 31, 2008.  The increase in general and administrative expenses during the year ended December 31, 2009 was due primarily to a net increase in administrative salaries and rent related to our J. Lindeberg retail stores and showroom in New York City, increased rent for our new administrative office and warehouse facilities, rent for our three new William Rast retail stores and impairment charges related to trademarks we are no longer using.  The net increase in administrative salaries was due to the hiring of our Executive Vice President of Branding and Licensing during the second quarter of 2008, the hiring of additional employees related to our J. Lindeberg acquisition in the third quarter of 2008 and our J. Lindeberg retail store acquisition in May 2009, and additional employees related to our three new William Rast retail stores.  As discussed above, we are currently subject to litigation in relation to our agreement with Charlotte Russe.  As a result of this litigation, we anticipate a reduction of our general and administrative expenses related to direct expenses of our People’s Liberation brand.  The decrease in direct expenses of our People’s Liberation brand will be offset by increased legal fees as a result of the on-going litigation.

Interest Expense, Net

	Years Ended December 31,		Percent Change
	2009	2008

Interest expense, net	$207,716	$141,844	46.4%

Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories.  Maximum borrowings under our People’s Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory.  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility are not to exceed $1.5 million.  Outstanding borrowings, net of matured funds, under our factoring arrangements amounted to approximately $3.7 million and $3.5 million at December 31, 2009 and 2008, respectively.  The increase in interest expense is due to an average increase in borrowings under our factoring arrangements during the year ended December 31, 2009.

Provision (Benefit) for Income Taxes

	Years Ended December 31,		Percent Change
	2009	2008

Provision (benefit) for income taxes	$53,992	$(35,250)	*
* not meaningful

The current provision for income taxes for the years ended December 31, 2009 and 2008 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies.  A provision for Federal income taxes has not been recorded for the years ended December 31, 2009 and 2008, as we had net losses during the years.  As of December 31, 2009 and 2008, a valuation allowance has been provided for our deferred income tax assets related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  As of December 31, 2009, total net operating losses available to carry forward to future periods amounted to approximately $5.3 million.  At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses and other deferred tax assets.

Net Loss

	Years Ended December 31,		Percent Change
	2009	2008

Net loss	$ (703,937)	$ (3,122,940)	(77.5)%

The decrease in net loss during the year ended December 31, 2009 compared to the year ended December 31, 2008 is due primarily to increased net sales and gross profit, and decreased operating expenses incurred during the year, as discussed above.

Noncontrolling Interest in Subsidiaries’ Earnings

	Years Ended December 31,		Percent Change
	2009	2008

Noncontrolling interest in subsidiaries’ earnings	$989,966	$1,337,317	(26.0)%

Noncontrolling interest recorded for the year ended December 31, 2009 and 2008 represents minimum distributions accrued for the calendar quarters ended December 31, 2009 and 2008 due to William Rast Enterprises, a member of William Rast Sourcing, and profit or loss allocations due to J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.  In accordance with the related operating agreements, as amended, William Rast Sourcing and William Rast Licensing are to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% and 3%, respectively, of applicable net sales generated by William Rast Sourcing and William Rast Licensing during the quarterly periods.  Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements.  Profit and loss allocations to its member, J. Lindeberg USA Corp., are recorded as noncontrolling interest in our consolidated financial statements.  The decrease in noncontrolling interest recorded for the year ended December 31, 2009 compared to the year ended December 31, 2008 was due primarily to loss allocations from our J. Lindeberg subsidiary during the year ended December 31, 2009, compared to income allocations during the year ended December 31, 2008.

The decrease in noncontrolling interest was also due to decreased sales of William Rast wholesale products during the year ended December 31, 2009

Net Loss Attributable to Common Stockholders

	Years Ended December 31,		Percent Change
	2009	2008

Net loss attributable to common stockholders	$(1,693,903)	$(4,460,257)	(62.0)%

The decrease in net loss attributable to common stockholders during the year ended December 31, 2009 compared to the year ended December 31, 2008 is due primarily to increased net sales and gross profit and decreased noncontrolling interest and operating expenses incurred during the year, as discussed above.

Related Party Transactions

See “Certain Relationships and Related Transactions, and Director Independence” included under Item 13 of this report.

Liquidity and Capital Resources

As of December 31, 2009, we had cash and cash equivalents of approximately $2.6 million, a working capital balance of approximately $1.7 million, and approximately $776,000 of availability from our factor.  As of December 31, 2009, advances from our factor totaled approximately $3.7 million.  As of December 31, 2008, we had cash and cash equivalents of approximately $1.9 million, a working capital balance of approximately $3.0 million, and approximately $895,000 of availability from our factor.  As of December 31, 2008, advances from our factor, net of matured funds, totaled approximately $3.5 million.

We are in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009.  We derived a significant portion of our revenues and operating cash flow from the sale of People’s Liberation branded merchandise pursuant to the distribution agreement.  In the first year of the contract, we received approximately $5.5 million through September 30, 2009 as required by the distribution agreement and we are owed $59.5 million in guaranteed minimum payments over the remainder of the term of the distribution agreement, which amount may be reduced if Charlotte Russe elects to terminate the agreement early, beginning July 2011 with an early termination fee.  As a result of Charlotte Russe’s purported termination of the distribution agreement, Charlotte Russe ceased to make their contractually obligated payments to us, which significantly decreased our net sales and cash flows from operations of our People’s Liberation business.  We also believe our results of operations and financial condition could be negatively impacted if we are unable to collect factored accounts receivable in the amount of approximately $575,000 related to goods shipped to Charlotte Russe prior to the dispute, and if we are unable to reach a settlement in a manner acceptable to us or the ensuing litigation, which is currently in its early stage, is not resolved in a manner favorable to us.  Additionally, we may continue to incur significant legal fees in our litigation with Charlotte Russe, and unless the cases are settled, we will continue to incur additional legal fees in increasing amounts as the cases move toward trial.

In November 2009, we launched our retail expansion plan for our William Rast and J. Lindeberg brands with the opening of two new full-price William Rast retail stores at the Westfield Century City Shopping Mall in Los Angeles, California, and the Westfield Valley Fair Shopping Mall in San Jose, California.  Additionally, we opened our first William Rast outlet store at the Desert Hills Premium Outlets in Cabazon, California, and we anticipate opening one William Rast and one J. Lindeberg full price retail store in Miami Florida in the third quarter of 2010.  These store openings are part of our retail expansion plan which includes the roll-out of approximately forty retail stores in major metropolitan locations over the next several years.  We anticipate opening between three and five retail stores in 2010, including the two retail stores in Miami.  In 2011, we anticipate opening between six and twelve retail stores.  The costs associated with our store openings have been immaterial to date and have been financed primarily through cash flow from operations, as well as through tenant improvements received from landlords at some of our locations.  In an effort to reduce the capital required to open future locations, we will attempt to continue to negotiate landlord concessions.

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

We are currently evaluating various financing strategies to be used to expand our business and fund future growth, including the opening of our new retail stores.  We believe that our existing cash and cash equivalents and anticipated cash flows from our operating activities and pursuant to our factoring arrangements, including availability under our inventory facilities, should be sufficient to fund our minimum working capital and capital expenditure needs for the next twelve months.  The extent of our future capital requirements will depend on many factors, including our results of operations, the availability of landlord concessions for future retail store locations, and our ability to mitigate the impact of Charlotte Russe’s purported termination of our exclusive distribution agreement through cost cutting measures.  We may also need to raise additional capital if our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional brands.  There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all.

Cash Flows

We currently satisfy our working capital requirements primarily through borrowings from our factor and cash flows generated from operations.  Cash flows from operating, financing and investing activities for the years ended December 31, 2009 and 2008 are summarized in the following table:

	Years Ended December 31,
	2009	2008

Operating activities	$1,782,280	$2,366,047
Investing activities	(1,103,993)	(846,781)
Financing activities	-	6,947
Net increase in cash	$678,287	$1,526,213

Cash Provided By Operating Activities

Net cash provided by operating activities was approximately $1,782,000 and $2,366,000 for the years ended December 31, 2009 and 2008, respectively.  Although we experienced a net loss of approximately $704,000 during the year ended December 31, 2009, we had positive cash flows from operating activities primarily as a result of decreased inventories and receivables, and increased amounts due to member , offset by a reduction in customer deposits.  Cash provided from operating activities for the year ended December 31, 2008 was primarily a result of decreased receivables and inventories, the receipt of a $1 million deposit from Charlotte Russe in December 2008 upon execution of the distribution agreement, and increased accounts payable and accrued expenses, offset by a net loss of approximately $3.1 million.

               Cash Used in Investing Activities

Net cash used in investing activities was approximately $1,104,000 and $847,000 for the years ended December 31, 2009 and 2008, respectively.  Net cash used in investing activities for the year ended December 31, 2009 consisted of an increase in restricted cash held under lease lines as collateral to secure two lease agreements, an increase in capital expenditures primarily for leasehold improvements and furniture and fixtures for our new William Rast retail stores and the relocation of our corporate offices, trademark costs and cash paid in the acquisition of a J. Lindeberg retail store.  Effective May 13, 2009, we purchased certain assets related to the operation of a J. Lindeberg retail store in Los Angeles, California, from an unrelated party.  The asset purchase agreement provided for the payment of $100,000 in cash upon closing and cancellation of approximately $250,000 of trade accounts receivable due from the seller.  The asset purchase agreement also provided that we acquire certain leasehold improvements, furniture and fixtures, and computer and store equipment.  Net cash used in investing activities for the year ended December 31, 2008 consisted of capital expenditures primarily for property and equipment and trademark costs.

Cash Provided By Financing Activities

There were no financing activities during the year ended December 31, 2009.  Net cash provided by financing activities for the year ended December 31, 2008 amounted to approximately $7,000.  Cash provided by financing activities for the year ended December 31, 2008 reflects the capital investment of $20,000 received from J. Lindeberg AB, offset by approximately $13,000 in legal and accounting fees incurred in 2008 related to the registration of the 2007 private placement shares.  Effective July 1, 2008, approximately $2.2 million of net assets were received into our newly formed subsidiary, J. Lindeberg USA, LLC in addition to $40,000 cash received from its members.  This is presented as a non-cash financing activity in our statement of cash flows for the year ended December 31, 2008.

       Factoring Agreements

Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval.  If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us.  We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable and 50% of our eligible inventory.  Maximum borrowings under our People’s Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory.  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility are not to exceed $1.5 million.  Interest is charged at prime plus 1%.  Effective January 1, 2010, our William Rast factoring agreement was amended to increase the interest rate to prime plus 2%.  As of December 31, 2009 and 2008, total factored accounts receivable included in due to factor amounted to approximately $4,099,000 and $4,116,000, respectively.  Outstanding advances amounted to approximately $3,686,000 and $3,520,000 as of December 31, 2009 and 2008, respectively, and are included in the due to factor balance.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at December 31, 2009 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$14,920,132	$2,385,762	$6,175,729	$2,733,318	$3,625,323
Consulting agreements	150,000	150,000	-	-	-
Total	$15,070,132	$2,535,762	$6,175,729	$2,733,318	$3,625,323

At December 31, 2009, approximately $167,000 of the Company’s cash is held under lease lines as collateral to secure two of the Company’s lease agreements.

At December 31, 2009 and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Factored accounts receivable may subject us to off-balance sheet risk.  We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes, other customer claims and invoices that are not credit approved by the factor.  From time to time, our factor also issues letters of credit and vendor guarantees on our behalf.  There were no outstanding letters of credit or vendor guarantees as of December 31, 2009.  Outstanding letters of credit and vendor guarantees totaled approximately $91,000 as of December 31, 2008.  Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $1.1 million and $12,000 at December 31, 2009 and 2008, respectively.

Item 7A.         Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.            Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders:
People’s Liberation, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of People’s Liberation, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of People’s Liberation, Inc. and Subsidiaries, as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009 the Company changed its method of accounting for noncontrolling interests in subsidiaries.  This change was made to comply with new accounting requirements.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March   29, 2010

PEOPLE’S LIBERATION, INC.
CONSOLIDATED BALANCE SHEETS
	December 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$2,567,005	$1,888,718
Restricted cash	167,000	-
Accounts receivable, net of allowance for doubtful accounts	94,306	1,307,922
Inventories	2,731,754	4,925,438
Prepaid expenses and other current assets	405,615	247,672
Total current assets	5,965,680	8,369,750

Property and equipment, net of accumulated depreciation and amortization	1,528,033	837,351
Trademarks, net of accumulated amortization	598,948	600,609
Intangible asset	428,572	428,572
Other assets	469,106	444,266
Total assets	$8,990,339	$10,680,548

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,455,512	$3,801,080
Due to factor	2,529	170,369
Customer deposits	-	1,000,000
Due to member	812,090	427,623
Income taxes payable	9,400	17,789
Total current liabilities	4,279,531	5,416,861

Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at December 31, 2009 and 2008	36,002	36,002
Additional paid-in capital	8,103,018	7,951,960
Accumulated deficit	(8,043,054)	(6,349,151)
Total stockholders’ equity	95,966	1,638,811

Noncontrolling interest	4,614,842	3,624,876
Total equity	4,710,808	5,263,687
Total liabilities and stockholders’ equity	$8,990,339	$10,680,548

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31, 2009	Year Ended December 31, 2008

Net sales	$35,634,806	$32,190,093
Cost of goods sold	18,390,059	16,642,415
Gross profit	17,244,747	15,547,678

Selling, design and production expenses	9,396,134	11,784,062
General and administrative	8,290,842	6,796,234

Total operating expenses	17,686,976	18,580,296

Loss from operations	(442,229)	(3,032,618)

Interest expense, net	207,716	141,844
Other income	-	(16,272)
Total other expense	207,716	125,572

Loss before income taxes and noncontrolling interest in subsidiaries’ earnings	(649,945)	(3,158,190)

Provision (benefit) for income taxes	53,992	(35,250)

Net loss	(703,937)	(3,122,940)

Noncontrolling interest in subsidiaries’ earnings	989,966	1,337,317

Net loss attributable to common stockholders	$(1,693,903)	$(4,460,257)

Basic and diluted weighted average loss per common share	$(0.05)	$(0.12)

Basic and diluted weighted average common shares outstanding	36,002,563	36,002,563

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008

Cash flows from operating activities:
Net loss	$(703,937)	$(3,122,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	371,145	291,297
Allowance for doubtful accounts	(46,000)	150,000
Deferred income taxes	-	(55,000)
Impairment of long-lived asset	123,036	-
Stock based compensation	151,058	183,058
Warrants issued for services	-	6,700
Loss on disposal of fixed assets	4,141	143,148
Changes in operating assets and liabilities:
Receivables	841,426	1,985,177
Inventories	2,193,684	399,101
Refundable income taxes	-	11,500
Prepaid expenses and other current assets	(157,943)	(50,942)
Other assets	(24,840)	205,894
Accounts payable and accrued expenses	(345,568)	1,172,172
Customer deposit	(1,000,000)	1,000,000
Due to member	384,467	42,483
Income taxes payable	(8,389)	4,399
Net cash flows provided by operating activities	1,782,280	2,366,047

Cash flows from investing activities:
Increase in restricted cash	(167,000)	-
Acquisition of retail store	(100,000)	-
Acquisition of trademarks	(165,360)	(270,999)
Acquisition of property and equipment	(671,633)	(575,782)
Net cash flows used in investing activities	(1,103,993)	(846,781)

Cash flows from financing activities:
Capital investment received from minority interest member	-	20,000
Professional fees related to private placement of common stock	-	(13,053)
Net cash flows provided by financing activities	-	6,947

Net increase in cash and cash equivalents	678,287	1,526,213
Cash and cash equivalents, beginning of year	1,888,718	362,505
Cash and cash equivalents, end of year	$2,567,005	$1,888,718

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$208,642	$144,064
Income taxes paid	69,150	18,222
Income taxes received	(6,390)	(14,578)
Non-cash financing transactions:
Acquisition of retail store:
Cancellation of trade receivables	(250,350)	-
Fair value of property and equipment acquired	350,350	-
Net assets and liabilities received in acquisition of subsidiary:
Receivables	-	726,191
Inventory	-	1,491,369
Property and equipment	-	50,000
Deposits	-	385,140
Due to member	-	(385,140)
Minority interest, net of cash received from member	-	(2,267,560)

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at January 1, 2008	36,002,563	$36,002	$7,775,255	$(1,888,894)	$5,922,363	$--	$5,922,363

Professional fees related to the registration of the shares issued in the 2007 private placement of common stock	--	--	(13,053)	--	(13,053)	--	(13,053)

Warrants issued for services	--	--	6,700	--	6,700	--	6,700

Noncontrolling interest	--	--	-	--	--	3,624,876	3,624,876

Stock based compensation	--	--	183,058	--	183,058	--	183,058
Net loss attributable to common stockholders	--	--	--	(4,460,257)	(4,460,257)	--	(4,460,257)
Balance at December 31, 2008	36,002,563	36,002	7,951,960	(6,349,151)	1,638,811	3,624,876	5,263,687

Noncontrolling interest	--	--	-	--	--	989,966	989,966
Stock based compensation	--	--	151,058	--	151,058	--	151,058
Net loss attributable to common stockholders	--	--	--	(1,693,903)	(1,693,903)	--	(1,693,903)
Balance at December 31, 2009	36,002,563	$36,002	$8,103,018	$(8,043,054)	$95,966	$4,614,842	$4,710,808

See Notes to Consolidated Financial Statements.

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Organization

People’s Liberation, Inc. is the parent holding company of Versatile Entertainment, Inc. (“Versatile”), a California corporation established in April of 2001, and Bella Rose, LLC (“Bella Rose”), a California limited liability company established in May 2005, both of which were consolidated on November 22, 2005 and became wholly-owned subsidiaries of the Company on the effective date of the Company’s exchange transaction.  William Rast Sourcing, LLC (“William Rast Sourcing”) and William Rast Licensing, LLC (“William Rast Licensing”), both California limited liability companies, were formed effective October 1, 2006 and are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC (“WRE”), an entity owned in part by Justin Timberlake.  William Rast Europe Holdings, LLC, a Delaware limited liability company, was formed on March 11, 2009 and is a wholly-owned subsidiary of William Rast Sourcing.  William Rast Europe B.V. was formed on June 30, 2009 and is a wholly-owned subsidiary of William Rast Europe Holdings, LLC.  William Rast Europe Holdings, LLC and William Rast Europe B.V. (collectively “William Rast Europe”) were formed to market and sell William Rast apparel and accessories in Europe.  William Rast Retail, LLC (“William Rast Retail”), a California limited liability company, was formed on August 26, 2009 and is a wholly-owned subsidiary of William Rast Sourcing.  William Rast Retail was formed to operate the Company’s William Rast retail stores.  J. Lindeberg USA, LLC (“J. Lindeberg USA”), a California limited liability company, was formed effective July 1, 2008 and is owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp., a New York corporation and an entity owned by J. Lindeberg AB, a Swedish corporation (collectively “Lindeberg Sweden”).    J. Lindeberg USA Retail, LLC (“J. Lindeberg Retail”), a California limited liability company, was formed on August 21, 2009 and is a wholly-owned subsidiary of J. Lindeberg USA.     J. Lindeberg Retail was formed to operate the Company’s J. Lindeberg retail stores.

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

Effective July 1, 2008, Bella Rose and Lindeberg Sweden entered into an operating agreement and other related agreements for J. Lindeberg USA.  Pursuant to the agreements, J. Lindeberg USA has the rights to source, market, and distribute J. Lindeberg® branded apparel in the United States on an exclusive basis.  The agreements provide that Bella Rose and Lindeberg Sweden each hold a 50% interest in J. Lindeberg USA with the business of J. Lindeberg USA being operated by Bella Rose.  Bella Rose has management control over J. Lindeberg USA and therefore, beginning July 1, 2008, the operations of J. Lindeberg USA are included in the consolidated financial statements of the Company.  Profit and loss allocations to Lindeberg Sweden are recorded as a noncontrolling interest in the consolidated financial statements of the Company.

Nature of Operations

The Company markets and sells high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States, “J. Lindeberg.”  The majority of the merchandise the Company offers consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  In the United States, William Rast Sourcing and J. Lindeberg USA distribute their merchandise to boutiques, specialty stores and better department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue and Neiman Marcus, and online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  The Company also markets and sells its J. Lindeberg branded collection and golf apparel through its retail stores in New York City and Los Angeles, and sells J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  William Rast products are also sold in its three retail stores located in Los Angeles, San Jose and Cabazon, California.  Internationally, in select countries, William Rast Sourcing sells its products to better department stores and boutiques throughout the world.

The Company commenced its William Rast clothing line in May 2005.  The Company’s William Rast clothing line is a collaboration with Justin Timberlake and his childhood friend, Trace Ayala.

The Company began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 in collaboration with Lindeberg Sweden.  In addition to being sold in the United States through J. Lindeberg USA, J. Lindeberg branded high-end men’s fashion and premium golf apparel is marketed and sold by Lindeberg Sweden worldwide.

The Company commenced its People’s Liberation business in July 2004.  On December 16, 2008, the Company entered into an agreement with Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, “Charlotte Russe”), pursuant to which the Company’s wholly-owned subsidiary, Versatile, agreed to exclusively sell to Charlotte Russe, in North America and Central America, People’s Liberation® branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.  The Company ceased to sell People’s Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009.  The Company will continue to market and sell People’s Liberation branded merchandise internationally, with the exception of Central America.  Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009.  The Company is in litigation with Charlotte Russe in relation to the agreement.  See Note 11 below for further information relating to the Company’s agreement with Charlotte Russe and the pending litigation.

The Company is headquartered in Los Angeles, California, maintains showrooms in New York, Los Angeles and Atlanta, and has sales representatives in Dallas, Texas, and Chicago, Illinois.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accounts of Versatile, Bella Rose, William Rast Sourcing, William Rast Licensing, William Rast Retail, William Rast Europe, J. Lindeberg USA and J. Lindeberg Retail have been consolidated for financial statement presentation.  All significant inter-company accounts and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The significant assets and liabilities that require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements included inventories, accounts receivable and due to factor, intangible assets, deferred taxes, stock based compensation and accrued expenses.  Management is required to make significant estimates and assumptions related to its disclosure of litigation and the recording of related contingent assets or liabilities, if any.

Revenue Recognition

The Company recognizes revenues in accordance with generally accepted accounting principles.  Wholesale revenue is recognized when merchandise is shipped to a customer, at which point title transfers to the customer, and when collection is reasonably assured.  Customers are not given extended terms or dating or return rights without proper prior authorization.  Revenue is recorded net of estimated returns, charge backs and markdowns based upon management’s estimates and historical experience.  Website revenue is recognized when merchandise is shipped to a customer and when collection is reasonably assured.  Retail revenue is recognized on the date of purchase from the Company’s retail stores.

Comprehensive Income

The Company discloses comprehensive income in accordance with generally accepted principles which establish standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  There were no material other comprehensive income items for the years ended December 31, 2009 and 2008.

Segment Reporting

In accordance with generally accepted accounting principles, the Company is required to report certain information about operating segments, products, services and geographical areas in which it operates.  The Company believes that it operates within one segment as there is not enough difference between the types of products developed and distributed by the Company to justify segmented reporting by product type.  Management decisions regarding the allocation of resources and the assessment of performance are made on a company-wide basis and are not specific to the type of product.  The Company’s operations include wholesale sales and retail sales of similar product categories.  At this time, the Company’s retail operations are not significant enough to require separate disclosure in the consolidated financial statements.  See Note 22 for disclosure regarding geographic regions.

Advertising

Advertising costs are charged to expense as of the first date the advertisements take place.  Advertising expenses included in selling expenses approximated $1,373,000 and $1,813,000 for the years ended December 31, 2009 and 2008, respectively.

Inventories

Inventories, consisting of piece goods and trim, work-in-process and finished goods, are stated at the lower of cost (first-in, first-out method) or market value.  Inventories are evaluated for obsolescence and slow-moving items based on management’s analysis of sales levels, sales projections and inventory levels.

Stock-Based Compensation

The Company recognizes compensation costs relating to share-based payment transactions in accordance with generally accepted accounting principles.  See Note 16 for disclosures regarding stock-based compensation.

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

Intangible Assets

Intangible assets consist of trademarks and operational control rights related to William Rast Sourcing and William Rast Licensing (Note 8).

Costs incurred related to the Company’s trademarks are amortized on a straight-line basis over an estimated useful life of fifteen years.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets, including trademarks and operational control rights related to William Rast Sourcing and William Rast Licensing, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  For the year ended December 31, 2009, the Company recorded an impairment loss of $123,036 related to trade names the Company was no longer using.  The impairment loss was charged to general and administrative expense.  There were no impairment losses related to intangible assets recorded for the year ended December 31, 2008.

Income Taxes

Bella Rose, William Rast Sourcing, William Rast Licensing, William Rast Europe, William Rast Retail, J. Lindeberg USA and J. Lindeberg USA Retail are limited liability companies and are subject to California minimum tax of $800 and a fee based on total annual revenue.  The earnings of a limited liability company are reported individually by its members.

On November 22, 2005, People’s Liberation, Inc. (formerly Century Pacific Financial Corporation) acquired all of the outstanding voting securities of Bella Rose and Versatile, each of which became a wholly-owned subsidiary of the Company.  As a result, Versatile and Bella Rose (including its 50% owned subsidiaries, William Rast Sourcing, William Rast Licensing and J. Lindeberg USA) are consolidated and income taxes are reported by the parent, People’s Liberation, Inc.  Taxes are calculated on a consolidated basis at C-Corporation income tax rates.

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax return.  Deferred tax assets and liabilities, if any, are adjusted for income tax rate changes.

Generally accepted accounting principles require the Company to account for uncertainty in income taxes recognized in its financial statements, which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company uses a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The Company files U.S. Federal tax returns, California, New York, Georgia, Florida, New Jersey and Texas franchise tax returns.  For the U.S. Federal return, all periods are subject to tax examination by the U.S. Internal Revenue Service (“IRS”).  The Company does not currently have any ongoing tax examinations with the IRS.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded for the years ended December 31, 2009 and 2008.  In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

Income taxes are further described in Note 17.

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

The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation up to $250,000.  The Company may be exposed to risk for the amounts of funds held in one bank in excess of the insurance limit.  In assessing the risk, the Company’s policy is to maintain cash balances with high quality financial institutions.

The Company’s products are primarily sold to department stores, specialty retail stores and international distributors.  These customers can be significantly affected by changes in economic, competitive or other factors.  The Company makes substantial sales to a relatively few, large customers.  In order to minimize the risk of loss, the Company assigns the majority of domestic accounts receivable to a factor without recourse.  For non-factored and recourse receivables, account-monitoring procedures are utilized to minimize the risk of loss.  Collateral is generally not required.

Accounts Receivable - Allowance for Returns, Discounts and Bad Debts

The Company evaluates the collectability of accounts receivable and charge backs (disputes from customers) based upon a combination of factors.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (such as in the case of bankruptcy filings or substantial downgrading by credit sources), a specific allowance for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected.  For all other customers, the Company recognizes an allowance for bad debts and uncollectible charge backs based on its historical collection experience.  If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due could be reduced by a material amount.

Shipping and Handling Costs

The Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of sales.  Total shipping and handling costs included as a component of revenue for the years ended December 31, 2009 and 2008 amounted to approximately $217,000 and $334,000, respectively.  Total shipping and handling costs included as a component of cost of sales amounted to approximately $920,000 and $957,000 for the years ended December 31, 2009 and 2008, respectively.

Classification of Expenses

Cost of Goods Sold - Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, customs, freight, duty and overhead expenses.  Overhead expenses primarily consist of third party warehouse and shipping costs.

Selling, Design and Production Expense – Selling, design and production expense primarily includes tradeshows, salaries, advertising, marketing and promotion, design fees, samples, travel and showroom expenses.

General and Administrative Expenses - General and administrative expenses primarily include salaries, professional fees, facility costs, travel and entertainment, depreciation and amortization expense, and other general corporate expenses.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-01, “Equity (Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash.”  ASU No. 2010-01 clarifies that the stock portion of a distribution to shareholders that allows for the receipt of cash or stock with the potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This update is effective for the Company’s first quarter of 2010.   The adoption of ASU No. 2010-01 is not expected to have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.”  This pronouncement provides new guidance that changes the accounting treatment of contingent assets and liabilities in business combinations under previous topic guidance and is effective for contingent assets or liabilities acquired in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements currently, but its effects will depend on the nature of future acquisitions completed by the Company, if any.

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

In April 2009, the FASB issued ASC Topic 320-10-35, Investment – Debt and Equity Securities, Overall, Subsequent Measurement, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities.  The pronouncement requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the pronouncement expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this pronouncement on April 1, 2009 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued  ASC Topic 820-10-65-4, Transition Related to FASB Staff Position FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This pronouncement emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The pronouncement provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The pronouncement also requires increased disclosures.  This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of this pronouncement on July 1, 2009 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued ASC 825-10-65-1, Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This pronouncement requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This pronouncement is effective for interim reporting periods ending after June 15, 2009.  The adoption of this pronouncement on July 1, 2009 did not have a material impact on the Company’s results of operations or financial position.

Other recent accounting pronouncements did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

Fair Value of Financial Information

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.  Accounts receivable and due to factor: Due to the short-term nature of the receivables, the fair value approximates the carrying value.  Accounts payable and accrued expenses and customer deposit:  Due to the short-term nature of the payables, the fair value approximates the carrying value.

In accordance with generally accepted accounting principles, the Company measures fair value of financial assets and liabilities by establishing a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•
Level I - Quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date.  Financial assets and liabilities utilizing Level I inputs include active exchange-traded securities and exchange-based derivatives.

•
Level II - Inputs other than quoted prices included within Level I that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level II inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

•
Level III - Unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date.  Financial assets and liabilities utilizing Level III inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The Company determined that as of December 31, 2009 and 2008, there were no significant financial instruments that required fair value measurement.

NOTE 3 - EARNINGS PER SHARE

The Company computes and presents earnings per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the year.

Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,895,000 shares of common stock at exercise prices ranging from $0.20 to $1.25 per sharewere outstanding as of December 31, 2009, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share  were outstanding as of December 31, 2008, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

Year ended December 31, 2009:	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share:
Net loss attributable to common stockholders	$(1,693,903)	36,002,563	$(0.05)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Net loss attributable to common stockholders	$(1,693,903)	36,002,563	$(0.05)

Year ended December 31, 2008:
Basic loss per share:
Net loss attributable to common stockholders	$(4,460,257)	36,002,563	$(0.12)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Net loss attributable to common stockholders	$(4,460,257)	36,002,563	$(0.12)

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable is summarized as follows:

	December 31,
	2009	2008

Trade accounts receivable	$294,306	$1,553,922
Less allowance for doubtful accounts and subsequent credits	(200,000)	(246,000)
	$94,306	$1,307,922

NOTE 5 - INVENTORIES

Inventories are summarized as follows:

	December 31,
	2009	2008

Piece goods and trim	$72,722	$1,564,727
Work in process	35,295	418,710
Finished goods	2,933,917	3,203,001
	3,041,934	5,186,438
Less reserve for obsolescence and slow moving inventory	(310,180)	(261,000)
	$2,731,754	$4,925,438

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2009	2008

Furniture and fixtures	$595,369	$451,854
Office equipment	365,472	256,454
Machinery and equipment	54,107	48,695
Leasehold improvements	854,226	119,910
Computer software	370,894	352,176
	2,240,068	1,229,089
Less accumulated depreciation and amortization	(712,035)	(391,738)
	$1,528,033	$837,351

Depreciation and amortization expense amounted to $327,160 and $257,548 for the years ended December 31, 2009 and 2008, respectively.

NOTE 7 – TRADEMARKS

Trademarks are summarized as follows:
	December 31,
	2009	2008

Trademarks, at cost	$682,063	$662,716
Less accumulated amortization	(83,115)	(62,107)
	$598,948	$600,609

Future annual estimated amortization expense is summarized as follows:

Years Ending December 31,
2010	$45,470
2011	45,470
2012	45,470
2013	45,470
2014	45,470
Thereafter	371,598

$598,948

Trademark amortization expense amounted to $43,985 and $33,749 for the years ended December 31, 2009 and 2008, respectively.  For the year ended December 31, 2009, the Company recorded impairment losses of $123,036 related to trade names the Company is no longer using.  The impairment losses were charged to general and administrative expense.  There were no impairment losses related to intangible assets recorded for the year ended December 31, 2008.

NOTE 8 - INTANGIBLE ASSET AND NONCONTROLLING INTEREST

Intangible asset consists of operational control rights related to the William Rast Sourcing and William Rast Licensing entities.

On or around April 27, 2005, Bella Rose entered into letter agreements (the “Letter Agreements”) with William Rast Enterprises, LLC (“WRE”).  The Letter Agreements contemplated the formation of a joint venture between the parties to exploit the William Rast™ trademark.  More particularly, the Letter Agreements contemplated the formation of a sourcing company, which would have rights to manufacture and sell William Rast branded apparel, and a licensing company, which would own the William Rast™ trademark and license rights to the trademark to the sourcing company and other parties.  The Letter Agreements also contemplated a services agreement, pursuant to which Justin Timberlake would provide personal services to the licensing company and its licensees in connection with the exploitation of the William Rast brand.

While the Letter Agreements contemplated that the venture would be operated by a separate operating entity, which entity would be owned and managed 50% by Bella Rose and 50% by WRE, the venture’s business had been operated directly by Bella Rose since inception.

On October 1, 2006, Bella Rose and WRE entered into long-form definitive agreements, including the limited liability company operating agreement of William Rast Sourcing, LLC (the “Sourcing Operating Agreement”), the limited liability company operating agreement of William Rast Licensing, LLC (the “Licensing Operating Agreement”, and together with the Sourcing Operating Agreement, the “Operating Agreements”), and the services agreement by and between William Rast Licensing and Justin Timberlake (the Operating Agreements, together with the Services Agreement, the “Transaction Documents”) to memorialize the terms set forth in the Letter Agreements, with the exception that Bella Rose has operational control over William Rast Sourcing, LLC and William Rast Licensing, LLC.

WRE received a 50% membership interest in William Rast Sourcing.  Bella Rose was granted a 50% membership interest in William Rast Sourcing in exchange for assigning all of the assets and liabilities of the William Rast apparel business operated by Bella Rose.  Profits and losses are allocated to each member in accordance with their respective membership interests.  WRE is to receive minimum annual non-cumulative profit allocations of 6% of net sales or, if less, the actual amount of profits for the year.  Bella Rose was required to loan William Rast Sourcing up to $1.8 million in unsecured working capital funds through December 31, 2008.  The Sourcing Operating Agreement also includes certain rights related to the sale or transfer of membership interests, including right of first refusal and drag along rights.

WRE also received a 50% membership interest in William Rast Licensing.  Bella Rose was granted a 50% membership interest in William Rast Licensing in exchange for contributing the William Rast™ trademarks to the company.  Profits and losses are allocated to each member in accordance with their respective membership interests.  WRE is to receive minimum annual non-cumulative profit allocations of 3% of net sales or, if less, the actual amount of profits for the year.  Bella Rose was required to loan William Rast Licensing up to $200,000 in unsecured working capital funds through December 31, 2008.  The Licensing Operating Agreement also includes certain rights related to the sale or transfer of membership interests, including right of first refusal and drag along rights.

William Rast Licensing granted William Rast Sourcing a perpetual, royalty free, exclusive, worldwide, nontransferable license to use the William Rast trademarks in connection with the sourcing, marketing and distribution of men’s, women’s and children’s apparel.

In consideration for WRE entering into the Operating Agreements on terms which give Bella Rose operational control over the Sourcing Company and the Licensing Company, which operational control the Letter Agreements provided would be 50% in favor of Bella Rose and 50% in favor of WRE, the Company, on October 1, 2006, issued to WRE 571,429 shares of its common stock, par value $0.001 per share.  The common stock issued contains restrictions related to the sale or transfer of the shares, including right of first refusal and annual volume limitations.  The market price of the Company’s common stock on the date of issuance of the shares was $0.75.  The $428,572 value of the common stock issued to WRE has been recorded as an intangible asset on Bella Rose’s financial statements.  The intangible asset is expected to have an indefinite life and is reviewed for impairment on a quarterly basis.

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

Beginning October 1, 2006, William Rast Sourcing and William Rast Licensing are consolidated under Bella Rose, a wholly-owned subsidiary of the Company.  Until WRE has a basis in the capital of William Rast Sourcing and William Rast Licensing, losses will not be allocated to WRE.  Instead, all losses will be recognized by Bella Rose in consolidation.  Subsequently, if profits are generated by William Rast Sourcing and William Rast Licensing, then profits will not be allocated to WRE until previously unrecognized noncontrolling interest losses are fully recouped by Bella Rose.  Minimum profit allocations to WRE will be accounted for as noncontrolling interest in the consolidated financial statements of the Company.

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

In May 2007, the limited liability company operating agreements of William Rast Sourcing, LLC and William Rast Licensing, LLC were amended and restated to reflect changes in distributions and the allocation of profits and losses among the entities members.  The amended and restated operating agreements provide for minimum quarterly noncontrolling interest cash distributions to WRE based on net revenues, as defined in the operating agreements, generated by the companies during the applicable quarter.  Effective January 1, 2007, William Rast Sourcing will pay WRE a minimum quarterly noncontrolling interest distribution of 6% of applicable net sales generated by William Rast Sourcing during the quarterly period, and William Rast Licensing will pay WRE a minimum quarterly noncontrolling interest distribution of 3% of applicable net sales generated by William Rast Licensing during the quarterly period.  Noncontrolling interest distributions are to be paid 45 days following the applicable quarter.

On November 9, 2007, the limited liability company operating agreement of William Rast Sourcing, LLC was further amended to reflect a modification of the distributions to WRE.  For the calendar quarters ending June 30, 2007, September 30, 2007 and December 31, 2007, all cash distributions William Rast Sourcing, LLC was required to pay to WRE pursuant to the amended and restated Operating Agreement were not be paid or accrued for future payment with respect to such calendar quarters.

Total noncontrolling interest recorded for the years ended December 31, 2009 and 2008 amounted to $1,192,960 and $1,326,293, respectively, and represent minimum distributions accrued for each applicable year.  Cash distributions to WRE, if any, are also recorded as noncontrolling interest in the Company’s consolidated statements of operations.

On November 13, 2007, the Company issued a warrant to purchase 150,000 shares of its common stock to WRE.  The warrant has an exercise price of $0.40, vests immediately and has a term of five years.  The warrant was valued at approximately $27,000 using the Black Scholes valuation model.

NOTE 9 - DUE TO FACTOR

The Company uses a factor for working capital and credit administration purposes.  Under the factoring agreements, the factor purchases a substantial portion of the Company’s trade accounts receivable and assumes credit risk with respect to certain accounts.

The factor agreements provide that the Company can borrow an amount up to 85% of the value of its approved factored customer invoices.  The Company can also borrow up to 50% of its eligible inventory (as defined in the agreements).  Maximum borrowings under the Company’s People’s Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory.  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to the Company’s J. Lindeberg facility are not to exceed $1.5 million.  The factor commission is 0.8% of the customer invoice amount for terms up to 60 days, plus one quarter of one percent (.25%) for each additional thirty-day term.

Receivables sold in excess of maximums established by the factor are subject to recourse in the event of nonpayment by the customer.  The Company is contingently liable to the factor for merchandise disputes and customer claims on receivables sold to the factor.

To the extent that the Company draws funds prior to the deemed collection date of the accounts receivable sold to the factor, interest is charged at the factor’s prime lending rate plus 1% per annum.  Effective January 1, 2010, the interest rate on the Company’s William Rast facility was increased to the factor’s prime lending rate plus 2%.  Factor advances and ledger debt are collateralized by accounts receivable, inventories, equipment and general intangibles.  Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $1.1 million and $12,000 at December 31, 2009 and 2008, respectively.  From time to time, the factor issues letters of credit and vendor guarantees on the Company’s behalf. There were no outstanding letters of credit or vendor guarantees as of December 31, 2009.  Outstanding letters of credit and vendor guarantees totaled approximately $91,000 as of December 31, 2008.

The J. Lindeberg factoring agreements provide for corporate guaranties from the Company’s related entities, People’s Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc.

Due to factor is summarized as follows:

	December 31,
	2009	2008
Outstanding receivables:
Without recourse	$3,108,669	$3,423,524
With recourse	990,761	692,155
	4,099,430	4,115,679
Advances	(3,685,612)	(3,520,281)
Open credits	(416,347)	(765,767)
	$(2,529)	$(170,369)

NOTE 10- WILLIAM RAST LIFESTYLE APPAREL DESIGN AGREEMENTS

Effective November 15, 2007, William Rast Sourcing entered into a design services agreement  with Paris68 LLC and Johan and Marcella Lindeberg.  The design services agreement provided that the Company’s William Rast lifestyle collection be developed and designed in collaboration with Paris68, the independent design consultancy of Johan and Marcella Lindeberg.  Johan Lindeberg, best known for his role as Creative Director of the Swedish brand J. Lindeberg, designs the Company’s men’s collection while Marcella Lindeberg designs the Company’s women’s collection.  The initial collections were launched in February of 2008.  The design services agreement with Paris68 and Johan and Marcella Lindeberg was for a three-year period ending December 2010.

In accordance with the terms of the design services agreement, the Company was required to make minimum design fee payments totaling $6.5 million over the term of the agreement.  In addition to the minimum annual design fees, the design services agreement also provided for royalty payments for the contract years ending December 31, 2009 and 2010 of 7% of net sales of the collections products in excess of $7.5 million up to $20 million, and 5% of net sales of the collection’s products in excess of $20 million.

Future contractual design fee payments due under the design services agreement were to be amortized in accordance with the revenue derived from sales of the collection products.  Expense amortized to sales recorded for the year ended December 31, 2008 amounted to approximately $678,000.

Effective December 1, 2008, the design services agreement with Paris68 LLC was restructured.  The restructured design services agreement with Paris68 LLC provides for the payment of design fees at a rate of $20,000 per month in addition to travel and other expenses incurred by the design team through June 2010 and eliminates the royalties payable to Paris68 LLC under the terms of the original contract.

As a result of the restructuring of the design services agreement dated effective November 15, 2007, prepaid design fees incurred through December 1, 2008 amounting to $1.6 million were expensed to selling, design and production expense during the fourth quarter of 2008.  Total design fees paid to Paris68 pursuant to the contract from November 15, 2007 through November 30, 2008 amounted to $2.3 million, including the $1.6 million expensed in the fourth quarter of 2008.  Total design fees paid to Paris68 for the year ended December 31, 2009 amounted to approximately $622,000.

NOTE 11 - CHARLOTTE RUSSE DISTRIBUTION AGREEMENT AND LITIGATION

Distribution Agreement

On December 16, 2008, the Company entered into an agreement (the “Agreement”) with Charlotte Russe, pursuant to which the Company’s wholly-owned subsidiary, Versatile, agreed to exclusively sell to Charlotte Russe, in North America and Central America, People’s Liberation® branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.

Pursuant to the Agreement, the Company is to design, source, sample, fit and deliver an assortment of finished goods selected by Charlotte Russe and sell such merchandise to Charlotte Russe at wholesale prices.  Charlotte Russe has the exclusive right to market, distribute, and sell People’s Liberation branded merchandise purchased from the Company in North America and Central America through Charlotte Russe® branded retail stores and related distribution channels, including outlet locations and direct-to-consumer sales.  The Company ceased to sell People’s Liberation branded merchandise in such territories to parties other than Charlotte Russe effective April 30, 2009.  The Company intends to continue to market and sell its People’s Liberation branded merchandise internationally, with the exception of Central America.  Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009.

In consideration for the exclusive rights granted to Charlotte Russe under the Agreement, Charlotte Russe agreed to purchase from the Company a minimum amount of People’s Liberation branded merchandise during each contract year. The aggregate minimum purchase obligation for the period from inception of the Agreement through the end of its initial term on December 31, 2012 is $65 million.  The amount of the minimum purchase obligation varies by contract year, and may be less than or greater than $65 million if the Agreement is terminated prior to expiration of the initial term or is renewed for one or more additional renewal periods.

Included in customer deposits as of December 31, 2008, is a $1 million payment received from Charlotte Russe in December 2008 upon execution of the Agreement.  Advance payments were applied against future minimum purchase requirements for the related contract year of the Agreement.

The initial term of the Agreement expires on December 31, 2012, and may be extended by Charlotte Russe for two additional one-year renewal periods with minimum purchase requirements of an aggregate of $65 million during such two-year period.  Charlotte Russe may elect to terminate the Agreement early by delivering written notice to the Company at any time between January 1, 2011 and June 30, 2011, in which event the Agreement shall terminate, at Charlotte Russe’s election, on either (i) July 1, 2011 with the payment of an early termination fee, or (ii) December 31, 2011.

In addition to its minimum purchase obligations, if Charlotte Russe elects to renew the Agreement beyond the initial term, then commencing January 1, 2013, Charlotte Russe will pay the Company a royalty equal to a negotiated percentage of the amount by which actual wholesale sales of merchandise for a contract year exceed the minimum purchase obligation for such contract year.

Litigation

On October 27, 2009, the Company filed a complaint for damages and equitable relief against Charlotte Russe in the Superior Court of the State of California, County of Los Angeles, Central District (Versatile Entertainment, Inc. v. Charlotte Russe Merchandising, Inc., BC424674) (the “Charlotte Russe Action”).  On that same day, the Company also filed suit against Advent International Corporation and certain of its subsidiaries, and David Mussafer and Jenny J. Ming (collectively, the “Advent Defendants”) in the Superior Court of the State of California, County of Los Angeles, Central District (Versatile Entertainment, Inc. v. Advent International Corporation, BC424675) (the “Advent Action”). Advent International Corporation, through its subsidiaries, acquired Charlotte Russe in October 2009.  The complaints relate to the Company’s Agreement with Charlotte Russe described above.

On October 26, 2009, the Company received a letter from Charlotte Russe purportedly terminating the Agreement as a result of the Company’s alleged fraudulent inducement of Charlotte Russe to enter into the Agreement as well as the Company’s alleged subsequent material breaches of the Agreement.  The Company believes the allegations in the letter are demonstrably false and that the termination of the Agreement by Charlotte Russe was improper, constituting a material breach of the Agreement by Charlotte Russe for which the Company is entitled to damages.  Additionally, the Company asserts that before acquiring Charlotte Russe, Advent International Corporation and certain of its subsidiaries and management, including David Mussafer and Jenny J. Ming, evaluated Charlotte Russe’s ongoing business and contractual relations, and decided that they would wrongfully attempt to avoid the contractual obligations under the Agreement by asserting fabricated breaches of contract against the Company, thus intentionally interfering with the Company’s contract with Charlotte Russe.

The Company’s complaint in the Charlotte Russe Action includes four causes of action, including one for declaratory relief in which it seeks declarations that (i) by Charlotte Russe’s efforts to wrongfully terminate the Agreement and their sale of People’s Liberation brand goods at “close-out” prices, they have breached the express terms of the Agreement; (ii) the Agreement is in full force and effect notwithstanding Charlotte Russe’s purported termination thereof; (iii) Charlotte Russe is required to perform its obligations under the Agreement and that no performance obligation has been excused; (iv) the Company’s actions, including those alleged acts complained of in Charlotte Russe’s October 26 letter, do not constitute material breaches of the Agreement; and (v) the express terms of the Agreement require Charlotte Russe to indemnify, hold harmless and defend the Company from any future or additional damages or costs incurred by the Company as a result of Charlotte Russe’s breach of the Agreement and as a result of the Company’s lawsuit.

In the Charlotte Russe Action, the Company has also asserted claims for:

•	breach of contract by Charlotte Russe for, among other things, wrongfully terminating the Agreement and for selling People's Liberation branded apparel at "close-out" prices;

•
fraudulent misrepresentation relating to the misrepresentation and concealment of certain material facts from the Company, including making false representations about their ability and intent to promote People’s Liberation branded products for sale in their stores, their ability to perform their obligations under the Agreement, their discounting of People’s Liberation branded apparel in violation of the Agreement and the facts underlying their purported termination of the Agreement; and

•
negligent misrepresentation relating to the misrepresentation and concealment of certain material facts from the Company, including making false representations about their ability and intent to promote People’s Liberation branded products for sale in their stores, their ability to perform their obligations under the Agreement, their discounting of People’s Liberation branded apparel in violation of the Agreement and the facts underlying their purported termination of the Agreement.

The Company is seeking compensatory damages of no less than $59,000,000, punitive damages, preliminary and permanent injunctions enjoining Charlotte Russe and the other defendants from engaging in acts which diminish the value of the People’s Liberation brand, and an award of attorneys’ fees and costs incurred in relation to each cause of action.

In the Advent Action, the Company asserts one cause of action for intentional interference with contract, for which the Company is seeking compensatory damages of no less than $59,000,000, punitive damages, as well as an award of attorney’s fees and costs incurred in relation to the action.

On October 28, 2009, Charlotte Russe Holding, Inc. and Charlotte Russe Merchandising, Inc. served a complaint against People’s Liberation, Inc. and Versatile Entertainment, Inc., which complaint was filed in the Superior Court of the State of California, County of Los Angeles, Central District (Charlotte Russe Holding, Inc. vs. Versatile Entertainment, Inc., BC424734).  Charlotte Russe subsequently filed a First Amended Complaint asserting claims for:

•	rescission of the Agreement based on fraudulent misrepresentations made by us to induce Charlotte Russe to enter into the Agreement;

•	restitution after rescission based upon our breach of the Agreement as described below;

•
breach of contract by us for, among other things, (i) failing to provide the promised services of Marcella Lindeberg; (ii) permitting other retailers to sell People’s Liberation branded products in Charlotte Russe’s exclusive territory; (iii) failing to provide the products in compliance with the Agreement; (iv) failing to maintain the promised quality of the products; (v) failing to provide the promised services of Colin Dyne; (vi) failing to provide the promised services of a dedicated work team; (vii) failing to provide the promised management services under the Agreement; and (viii) failing to deliver all products in the time required under the Agreement;

•	fraud; and

•	negligent misrepresentation.
Charlotte Russe is seeking restitution of all consideration paid to the Company under the Agreement, compensatory and punitive damages, and an award of attorneys’ fees and costs incurred in relation to each cause of action.

The Company intends to vigorously pursue the Charlotte Russe Action and the Advent Action and to vigorously defend any actions brought forth by Charlotte Russe.  Although the purported termination of the Company’s exclusive distribution agreement by Charlotte Russe will continue to have a significant impact on the Company’s subsidiary that holds the People’s Liberation brand business, Versatile Entertainment, management believes it does not affect the ability of the Company as a whole to continue as a going concern because of the continued operations and expected sales, cash flows and results of operations from its other brands, William Rast and J. Lindeberg USA.  As of December 31, 2009, the Company has approximately $575,000 of factored accounts receivable due from Charlotte Russe and approximately $463,000 of inventory on hand related to purchase orders received from Charlotte Russe.  In January 2010, the Company received approximately $120,000 of additional inventory from its vendor related to purchase orders received from Charlotte Russe prior to the dispute.  This inventory is not included in the consolidated balance sheet at December 31, 2009.  Approximately 20% of the inventory on hand was subsequently sold to third parties at an overall price above the cost of production.  The Company has not recorded a reserve for bad debts related to factored accounts receivable due from Charlotte Russe or a reserve for inventory purchased on behalf of Charlotte Russe as of December 31, 2009, as the Company believes it will prevail in its actions against Charlotte Russe.  The Company does not believe that it will incur a loss related to these assets and the Company believes that it will be able to sell its remaining inventory at or above the cost of production.

NOTE 12 – J. LINDEBERG USA, LLC AND DUE TO MEMBER

Effective July 1, 2008, the Company, through its wholly-owned subsidiary, Bella Rose, and Lindeberg Sweden entered into an operating agreement and other related agreements for the Company’s newly formed subsidiary, J. Lindeberg USA.  Pursuant to the agreements, J. Lindeberg USA will source, market, and distribute J. Lindeberg® branded apparel in the United States on an exclusive basis.  The agreements provide that the Company and Lindeberg Sweden each hold a 50% interest in J. Lindeberg USA with the business of J. Lindeberg USA being operated by the Company.  Under the terms of the agreements, Lindeberg Sweden was required to contribute to J. Lindeberg USA $20,000 in cash as well as certain assets consisting primarily of accounts receivable and inventory.  The Company was required to contribute to J. Lindeberg USA $20,000 in cash and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010.  The agreements also provide that Lindeberg Sweden will, among other things, make available to J. Lindeberg USA for purchase all new collections of J. Lindeberg® branded apparel, and provide for the factory-direct purchase by the Company of J. Lindeberg® branded apparel on terms no less favorable to the Company than terms received by Lindeberg Sweden or its affiliates for the same or substantially the same merchandise.  In addition, the agreements provide for a license from Lindeberg Sweden to J. Lindeberg USA of the J. Lindeberg® mark and other related marks for use in the United States on an exclusive basis for a period of 25 years.  The operating agreement provides that J. Lindeberg AB has the option to purchase the Company’s share of J. Lindeberg USA at a negotiated purchase price as outlined in the agreement.

The following table summarizes the estimated fair values of the assets and liabilities contributed on July 1, 2008 to J. Lindeberg USA.  Member contribution receivable represents in-transit inventory contributed to J. Lindeberg USA by Lindeberg Sweden in July 2008.

Current assets:
Cash	$40,000
Accounts receivable	726,191
Inventory	488,700
Member contribution receivable	1,002,669
Property and equipment	50,000
Deposits	385,140
Total assets contributed	2,692,700
Current liabilities:
Due to member	385,140
Total liabilities assumed	385,140
Net assets contributed	$2,307,560

This transaction is an acquisition of a business and accounting standards require proforma financial information to be disclosed in the Company’s annual financial statements.  Unaudited proforma consolidated results of operations for the year ended December 31, 2008, as though J. Lindeberg USA had been acquired as of January 1, 2008, are as follows:

Year Ended
December 31,
2008

Net sales	$36,489,010
Net loss	$(4,663,09)
Basis and diluted loss per share	$(0.13)

The pro-forma consolidated results are not necessarily indicative of the operating results that would have been achieved had the transaction been in effect as of the beginning of the period presented and should not be construed as being representative of future operating results.

Due to member as of December 31, 2009 and 2008 represent amounts payable to J. Lindeberg AB related to finished good purchases and the New York retail store and showroom deposits.

NOTE 13 – J. LINDEBERG RETAIL STORE PURCHASE

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

NOTE 14 – WILLIAM RAST EYEWEAR LICENSE AGREEMENT

On December 3, 2009, the Company’s subsidiary, William Rast Licensing, entered into a binding term sheet with Viva Optique, Inc. for the worldwide license of William Rast eyewear for men and women.  In accordance with the binding term sheet, the initial term of the license agreement ends on December 31, 2013 and includes an option to renew for an additional three-year term through December 2016.   The license agreement provides for the payment of royalties based on net sales at a negotiated rate and minimum royalty amounts for each contract year.  The binding term sheet contemplates the signing of a definitive long form license agreement consistent with the terms of the binding term sheet.  On the date of signing of the binding term sheet, the Company received a payment of $125,000 to be applied against minimum royalty amounts in the first contract year.

NOTE 15 – SPONSORSHIP AGREEMENT

On January 29, 2010, the Company entered into a sponsorship agreement with Sony Electronics Inc.  The sponsorship agreement provided Sony Electronics with the title sponsorship at the Company’s William Rast fashion show held during Fashion Week in New York City in February 2010.  The sponsorship agreement also grants Sony Electronics with title sponsorship in the Company’s “My Name is William Rast 2010 Campaign” and the placement of Sony products in its William Rast retail and pop-up stores.  The sponsorship agreement expires in December 2010.

NOTE 16 - STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS
On January 5, 2006, the Company adopted its 2005 Stock Incentive Plan (the “Plan”), which authorized the granting of a variety of stock-based incentive awards.  The Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determines the recipients and terms of the awards granted.  The Plan provides for a total of 5,500,000 shares of common stock to be reserved for issuance under the Plan.

The Company recognizes stock-based compensation costs on a straight-line basis over the vesting period of each award, which is generally between one to four years.

During the year ended December 31, 2009, the Company issued 394,000 options to employees, officers and directors at an exercise price of $0.20 per share.  During the year ended December 31, 2008, the Company issued 690,000 options to employees, officers and directors at exercise prices ranging from $0.30 to $0.50 per share.  Options to purchase 2,227,147 and 1,539,135 shares were exercisable as of December 31, 2009 and 2008, respectively.  Total stock based compensation expense for the years ended December 31, 2009 and 2008 was approximately $151,000 and $183,000, respectively.  The compensation expense recognized during the year ended December 31, 2009 increased basic and diluted loss per share reported in the Company’s consolidated statement of operations from $0.04 to $0.05 per share.  The compensation expense recognized during the year ended December 31, 2008 did not change basic and diluted loss per share reported in the Company’s consolidated statement of operations.  The total fair value of options granted to employees, officers, directors and outside consultants during the years ended December 31, 2009 and 2008 was approximately $12,000 and $101,000, respectively.  There were no stock options or warrants exercised during the years ended December 31, 2009 and 2008.

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model.  The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Stock price volatility is estimated based on a peer group of public companies and expected term is estimated using the “safe harbor” provisions provided in SAB 107.  Under SAB 110, the safe harbor provisions provided by SAB 107 were extended beyond December 31, 2007 for companies that did not have sufficient historical data to calculate the expected term of their related options.  The Company does not have sufficient historical data to calculate expected term and the safe harbor provisions of SAB 107 were used to calculate expected term for options granted during the periods.  The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the year ended December 31, 2009 included a dividend yield of zero, a risk-free interest rate of 2.5%, expected term of 4.0 years and an expected volatility of 85%.  The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the year ended December 31, 2008 included a dividend yield of zero, a risk-free interest rate of 2.9%, expected term of 3.7 years and an expected volatility of 58%.

For stock-based awards issued to officers, employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2009 and 2008 is included in selling, design and production expense and general and administrative expense, and is based on awards ultimately expected to vest.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  For the year ended December 31, 2009, the Company used historical data to calculate the expected forfeiture rate.  For the year ended December 31, 2008, the Company did not have sufficient historical data to calculate the expected forfeiture rate and as such, the Company recognized forfeitures as they occurred.

Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

For the years ended December 31, 2009 and 2008, total stock-based compensation expense included in the consolidated statements of operations was $151,058 and $183,058, charged to the following expense categories:

	Year ended December 31, 2009	Year ended December 31, 2008
Selling expense	$4,952	$5,733
Design and production	17,276	20,142
General and administrative	128,830	157,183
Total stock-based compensation	$151,058	$183,058

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2008	2,416,000	$0.72
Granted	690,000	0.41
Exercised	-	-
Forfeited	(390,000)	0.79

Options outstanding – December 31, 2008	2,716,000	0.64
Granted	394,000	0.20
Exercised	-	-
Forfeited	(215,000)	0.83

Options outstanding – December 31, 2009	2,895,000	$0.56

Additional information relating to stock options and warrants outstanding and exercisable at December 31, 2009, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per Share		Shares	Life (years)	Exercise Price	Shares	Exercise Price
$0.20	(options)	379,000	9.5	$0.20	72,000	$0.20
$0.30	(options)	90,000	8.5	$0.30	90,000	$0.30
$0.31	(options)	48,000	7.5	$0.31	48,000	$0.31
$0.38	(options)	265,000	7.7	$0.38	256,106	$0.38
$0.40	(options)	450,000	8.5	$0.40	300,690	$0.40
$0.40	(warrants)	150,000	2.9	$0.40	150,000	$0.40
$0.46	(options)	415,000	7.5	$0.46	415,000	$0.46
$0.50	(options)	699,000	7.9	$0.50	539,601	$0.50
$0.50	(warrants)	290,000	2.9	$0.50	290,000	$0.50
$1.25	(options)	549,000	6.7	$1.25	505,750	$1.25
$1.25	(warrants)	625,000	0.9	$1.25	625,000	$1.25
$2.00	(warrants)	2,500,000	0.9	$2.00	2,500,000	$2.00

		6,460,000	4.2	$1.18	5,792,147	$1.27

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2008	1,443,667	$0.32
Granted	690,000	0.15
Vested	(566,802)	(0.27)
Forfeited	(390,000)	(0.32)

Unvested stock options – December 31, 2008	1,176,865	0.24
Granted	394,000	0.03
Vested	(688,012)	(0.20)
Forfeited	(215,000)	(0.31)

Unvested stock options – December 31, 2009	667,853	$0.14

As of December 31, 2009, there were 2,227,147 vested stock options.  As of December 31, 2009, there was approximately $82,000 of total unrecognized compensation expense related to share-based compensation arrangements granted under the Plan.  The cost is expected to be recognized on a weighted-average basis over the next three years.  The aggregate intrinsic value of stock options outstanding was zero at December 31, 2009 and 2008 as the market value of the options was lower than the exercise value.

The Company has recorded a 100% valuation allowance on its deferred tax asset related to net operating loss carryforwards.  As a result, the stock-based compensation has not been tax effected on the consolidated statements of operations.  For the years ended December 31, 2009 and 2008, the deferred tax effect related to nonqualified stock options is not material.

During the year ended December 31, 2008, the Company issued a warrant to purchase 40,000 shares of its common stock to a consulting firm for services.  The warrant has an exercise price of $0.50, a five-year term and vested over the 9-month term of the service contract.  The warrant was valued at $6,700 using the Black-Scholes option pricing model.

NOTE 17 - INCOME TAXES

On November 22, 2005, People’s Liberation (formerly Century Pacific Financial Corporation) acquired all of the outstanding voting securities of Bella Rose and Versatile, each of which became a wholly-owned subsidiary of the Company.  As a result, Versatile and Bella Rose (including its 50% owned subsidiaries, William Rast Sourcing, William Rast Licensing and J. Lindeberg USA) are consolidated and taxes are reported by the parent, People’s Liberation.  Taxes are calculated on a consolidated basis at C-Corporation tax rates.

Deferred income taxes arise principally from temporary differences in the method of depreciating property and equipment for income tax reporting purposes and the recognition of expense related to the allowance for doubtful accounts, factor open credits and inventory reserves for income tax reporting purposes.  The Company had Federal net operating losses available to carryforward to future periods of approximately $5.3 million as of December 31, 2009.  Federal net operating losses expire beginning 2027 and state net operating losses expire beginning 2017.  A valuation allowance has been provided for the deferred income tax asset related to net operating loss carryforwards.  At this time, the Company cannot determine that it is more likely than not that it will realize the future income tax benefits related to its net operating losses.

The Company files U.S. Federal tax returns and franchise tax returns in several U.S. states.  For the U.S. Federal return, all periods are subject to tax examination by the U.S. Internal Revenue Service.  There were no examinations by the Internal Revenue Service during the years ended December 31, 2009 and 2008.

The provision (benefit) for income taxes for the years ended December 31, 2009 and 2008 consists of the following:

	2009	2008
Federal:
Current provision	$-	$-
Deferred benefit	-	(46,750)
	-	(46,750)
State:
Current provision	53,992	19,750
Deferred benefit	-	(8,250)
	53,992	11,500
	$53,992	$(35,250)

The difference between the provision (benefit) for income taxes and the expected income tax provision (benefit) determined by applying the statutory Federal and state income tax rates to pre-tax accounting loss for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Federal statutory rate	34.0%	34.0%
State taxes net of Federal benefit	6.0	6.0
Net operating loss valuation allowance	(40.0)	(40.0)
LLC gross receipts tax and minimum statutory state income taxes	5.7	0.6
Other	2.6	(1.7)

	8.3%	(1.1)%

The components of the Company’s consolidated deferred income tax balances as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred income tax assets - current:
Factored accounts receivable and bad debt reserves	$142,000	$98,000
Other reserves	124,100	140,000
	266,100	238,000
Less: Valuation allowance	(266,100)	(238,000)
Net deferred income tax assets - current	$-	$-

Deferred income tax asset – long-term:
Net operating loss carryforwards	$2,126,000	$1,788,000

Deferred income tax liabilities – long-term:
Property and equipment	(224,000)	(155,000)
	1,902,000	1,633,000
Less: Valuation allowance	(1,902,000)	(1,633,000)
Deferred income taxes – long-term	$-	$-

NOTE 18 - RELATED PARTY TRANSACTIONS

Colin Dyne became Chief Executive Officer and a director of the Company on May 21, 2007.  Colin Dyne is a significant stockholder of the Company, and served as a consultant prior to joining the Company as its Chief Executive Officer, advising on strategic sales initiatives.  There were no consulting fees paid to Mr. Dyne during the years ended December 31, 2009 and 2008.

Mr. Dyne also serves as Vice Chairman of the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon zippers.  Mr. Dyne founded Tag-It, Inc., a subsidiary of Talon, in 1991.  Mr. Dyne served as Talon’s President from inception and as its Chief Executive Officer from 1997 to 2005.  During the years ended December 31, 2009 and 2008, the Company purchased trim products from Talon amounting to approximately $219,000 and $536,000, respectively.

Kenneth Wengrod, a member of the Company’s Board of Directors, currently serves as President of FTC Commercial Corp. (“FTC”), a company which he founded in 2002 and in which he holds a minority equity position.  FTC is a global finance commercial service company primarily focused in the apparel industry.  The Company is party to various factoring agreements with FTC as further described in Note 9 to the consolidated financial statements.  As of December 31, 2009, total factored accounts receivable included in due to factor amounted to approximately $4.1 million.  Outstanding advances as of December 31, 2009 amounted to approximately $3.7 million, and are included in the due to factor balance.  In connection with Mr. Wengrod’s appointment as a director, on September 21, 2007, the Company granted to Mr. Wengrod a ten-year option to purchase 24,000 shares of the Company’s common stock at an exercise price of $0.50 per share pursuant to the Company’s 2005 Stock Incentive Plan.  On June 26, 2008 and June 12, 2009, Mr. Wengrod received an additional 30,000 options at an exercise price of $0.30 per share and 48,000 options at an exercise price of $0.20 per share, respectively, to purchase shares of the Company’s common stock as compensation for director services provided to the Company.

We are party to a consulting arrangement with Susan White, a member of the Company’s Board of Directors, pursuant to which Ms. White provides image and marketing consulting services to the Company.  During the years ended December 31, 2009 and 2008, the Company paid Ms. White approximately $97,000 and $53,000, respectively, for such consulting services.

Pursuant to a private placement transaction entered into on September 28, 2007, the Company’s former international distributor consultant, Andreas Kurz, though an entity of which he is a trustee, Akil Trust, purchased 200,000 shares of the Company’s common stock which increased Akil Trust’s aggregate holdings to 450,000 shares of the Company’s common stock as of December 31, 2007.  During the year ended December 31, 2008, Akil Trust sold it holdings in the Company’s common stock.  See Note 20 for a summary of the consulting agreement entered into by Andreas Kurz and his consulting firm, Akari International.

Pursuant to a private placement transaction entered into on September 28, 2007, the Company’s exclusive distributor in Germany, Unifa GmbH, purchased 500,000 shares of the Company’s common stock.  Net sales to this distributor amounted to approximately $581,000 and $1.3 million during the years ended December 31, 2009 and 2008, respectively.

Pursuant to a private placement transaction entered into on September 28, 2007, the Company’s former financial advisor, Europlay Capital Advisors, LLC, purchased 200,000 shares of the Company’s common stock which increased its aggregate holdings to 450,000 shares of the Company’s common stock.  See Note 20 for a summary of the consulting agreement entered into by the Company and Europlay Capital Advisors.

NOTE 19 – OFFICER COMPENSATION

Colin Dyne

On May 21, 2007, the Board of Directors appointed Colin Dyne as the Company’s Chief Executive Officer and Co-Chairman of the Board of Directors. Mr. Dyne received an annual salary of $200,000 from January 1 through March 31, 2008 and $395,000 from April 1, 2008 through January 31, 2009.  On February 1, 2009, the Company temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $355,500 for Mr. Dyne through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and Mr. Dyne was paid a lump-sum amount of $40,000 to equal his base salary of $395,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board also approved an annual salary of $395,000 for Mr. Dyne on a go-forward basis.  Mr. Dyne also receives medical insurance reimbursements and an auto allowance of $2,000 per month.  Annual bonuses are determined at the discretion of the Board of Directors and amounted to $75,000 for the year ended December 31, 2008.  There was no bonus for the year ended December 31, 2009.

Darryn Barber

On January 3, 2006, the Company entered into an employment agreement with Darryn Barber pursuant to which he served as the Company’s Chief Financial Officer and Chief Operating Officer.  The agreement was for a term of 2 years commencing as of November 22, 2005 and terminating on November 21, 2007.  Mr. Barber received a base salary of $212,000 in the first year of his appointment, and was to receive a base salary of $232,000 during the second year of his contract.  On June 5, 2007, in connection with a restructuring of senior management, the Company and Mr. Barber agreed to reduce his base salary to $200,000 per annum beginning June 5, 2007.  In addition to his base salary, Mr. Barber was to receive an annual bonus of not less than $25,000 and no more than $100,000 based on objectives determined by our Board of Directors.  On July 7, 2006, in accordance with his employment agreement, Mr. Barber was granted a stock option to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.25 per share which is now fully vested.  In the event Mr. Barber was terminated without cause, the Company was to continue to pay Mr. Barber’s then current base salary for the remaining term of the agreement, without regard to any employment of Mr. Barber by a third party.

On November 8, 2006, the Company and Darryn Barber entered into an amendment to his employment agreement.  Pursuant to the amendment, Mr. Barber resigned from his position as Chief Operating Officer of the Company, effective the same date, but will continue to serve us as the Company’s Chief Financial Officer.  The amendment also extended the exercise period of Mr. Barber’s option to purchase 300,000 shares of the Company’s common stock to a period of one year following termination of Mr. Barber’s service with the Company for any reason other than for cause (as defined in the employment agreement).  Previously, Mr. Barber’s option was to remain exercisable for a period of at least six months following termination of his service with the Company for any reason other than for cause.

On June 5, 2007, the Company’s Board of Directors approved an award to Darryn Barber of options to purchase 150,000 shares of its common stock.  The options have an exercise price of $0.46 per share, the closing price of the Company’s common stock on the Over-The-Counter Bulletin Board on the date of the award, are fully vested, and have a term of ten years.

On August 7, 2007, the Company’s Board of Directors approved an award to Darryn Barber of options to purchase 100,000 shares of its common stock.  The options have an exercise price of $0.38 per share, the closing price of the Company’s common stock on the Over-The-Counter Bulletin Board on the date of the award, are fully vested and have a term of ten years.

On November 14, 2007, the Company’s Board of Directors approved an award to Darryn Barber of options to purchase 450,000 shares of its common stock.  The options have an exercise price of $0.50 per share, the closing price of the Company’s common stock on the Over-The-Counter Bulletin Board on the date of the award, and have a term of ten years.  The options vest in quarterly installments of 45,000 beginning February 14, 2008 through May 14, 2010.

Mr. Barber became the Company’s Chief Financial Officer on November 22, 2005.  From January 1 through March 31, 2008, Mr. Barber received an annual salary of $200,000, which was increased to $250,000 on April 1, 2008.  On May 8, 2008, the Board of Directors expanded the role of Mr. Barber to focus on business development, international expansion and growth of the Company’s portfolio of brands both organically and via acquisition, in addition to his responsibilities as Chief Financial Officer of the company.  In connection with his added responsibilities, Mr. Barber was appointed as our President, his annual salary was increased to $275,000 per annum, and he was awarded a monthly car allowance of $1,500.  On February 1, 2009, the Company temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $247,500 for Mr. Barber through December 20, 2009.  On December 21, 2009, the Board of Directors approved a reversal of the base salary reduction and Mr. Barber was paid a lump-sum amount of $25,190 to equal his base salary of $275,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board of Directors also approved an annual salary of $275,000 for Mr. Barber on a go-forward basis.  Mr. Barber also receives medical insurance reimbursements in addition to an auto allowance of $1,500 per month.  Mr. Barber’s annual bonus amounted to $22,500 for the year ended December 31, 2008.  There was no bonus for the year ended December 31, 2009.

Thomas Nields

On November 8, 2006, Thomas Nields was appointed Chief Operating Officer of the Company.  Pursuant to an oral agreement between the Company and Mr. Nields, Mr. Nields was to be paid an annual salary of $250,000, and a discretionary bonus to be determined annually by the Company’s Board of Directors.  On June 5, 2007, in connection with a restructuring of senior management, the Company and Mr. Nields agreed to reduce his base salary to $200,000 per annum beginning June 5, 2007.  Beginning April 1, 2008 through January 31, 2009, Mr. Nields salary was increased to $235,000.  On February 1, 2009, the Company temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $211,500 for Mr. Nields through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and Mr. Nields was paid a lump-sum amount of $21,538 to equal his base salary of $235,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board also approved an annual salary of $235,000 for Mr. Nields on a go-forward basis.  Mr. Nields also receives medical insurance reimbursements and an auto allowance of $1,200 per month.  Mr. Nields’s annual bonuses amounted to $22,500 for the year ended December 31, 2008.   There was no bonus for the year ended December 31, 2009.

On June 22, 2006, the Company’s Board of Directors approved an award to Thomas Nields of options to purchase 100,000 shares of the Company’s common stock.  The options have an exercise price of $1.25 per share and have a term of ten years.  The options vested 25% on July 1, 2007, and the remaining 75% shall vest in equal monthly installments thereafter through July 1, 2010.

On June 5, 2007, the Company’s Board of Directors approved an award to Thomas Nields of options to purchase 150,000 shares of the Company’s common stock.  The options have an exercise price of $0.46 per share, the closing price of the Company’s common stock on the Over-The-Counter Bulletin Board on the date of the award, are fully vested, and have a term of ten years.

On August 7, 2007, the Company’s Board of Directors approved an award to Thomas Nields of options to purchase 100,000 shares of its common stock.  The options have an exercise price of $0.38 per share, the closing price of the Company’s common stock on the Over-The-Counter Bulletin Board on the date of the award, are fully vested and have a term of ten years.

On August 7, 2008, the Company’s Board of Directors approved an award to Thomas Nields of options to purchase 250,000 shares of its common stock.  The options have an exercise price of $0.40 per share, the closing price of the Company’s common stock on the Over-The-Counter Bulletin Board on the date of the award, and have a term of ten years.  The options vest in eight quarterly installments of 31,250 shares beginning November 7, 2008 through August 7, 2010.

Andrea Sobel

On May 22, 2008, Andrea Sobel was appointed Executive Vice President of Branding and Licensing of the Company.  Ms. Sobel entered into an employment agreement with the Company on May 16, 2008.  Pursuant to the agreement, Ms. Sobel is employed by the Company on an "at-will" basis, and will be paid a base salary of $200,000 per annum.  During the first year of her employment, Ms. Sobel will be entitled to a bonus in the amount of three percent (3%) of license royalties received by the Company.  If at any time prior to May 16, 2011, the Company terminates Ms. Sobel's employment without cause and Ms. Sobel delivers to the Company a signed settlement agreement and general release, the Company will pay Ms. Sobel the equivalent of six months base salary, at her then current rate of pay.  On February 1, 2009, the Company temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $180,000 for Ms. Sobel through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and Ms. Sobel was paid a lump-sum amount of $18,326 to equal her base salary of $200,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board also approved an annual salary of $200,000 for Ms. Sobel on a go-forward basis.  Ms. Sobel also receives medical insurance reimbursements and an auto allowance of $500 per month.  Ms. Sobel’s annual bonus amounted to $7,500 for the year ended December 31, 2008.  There was no bonus for the year ended December 31, 2009.

On May 16, 2008, the Company’s Board of Directors approved an award to Andrea Sobel of options to purchase 200,000 shares of its common stock.  The options have an exercise price of $0.40 per share, the closing price of the Company’s common stock on the Over-The-Counter Bulletin Board on the date of the award, and have a term of ten years.  The options vested 100,000 shares on May 1, 2008 and will vest 5,555 per month thereafter through October 1, 2010.

On June 12, 2009, the Company’s Board of Directors approved an award to Ms. Sobel of options to purchase 45,000 shares of the Company’s common stock.  The options vest 25% after one year, and the remaining 75% vest in equal monthly installments thereafter through July 12, 2013.

NOTE 20 – CONSULTING AGREEMENTS

On February 1, 2007, the Company entered into a consulting agreement with Akari Enterprises, LLC, a consulting firm formed and controlled by Andreas Kurz.  Akari Enterprises was responsible for negotiating exclusive distribution agreements with distributors outside of the United States and managed People’s Liberation and William Rast’s international distribution relationships.  The consulting agreement provided for commissions to be paid to Akari Enterprises based on a defined formula related to net international sales and terminated on December 31, 2009.  Total commissions paid to Akari International pursuant to the consulting agreement amounted to approximately $53,000 for the year ended December 31, 2008.  On December 17, 2007, the Company granted Mr. Kurz an option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The option vested monthly through December 17, 2009 and had a term of five years.  In May 2008, the consulting agreement was terminated and the stock options granted to Andreas Kurz were subsequently forfeited.

Effective October 1, 2007, the Company entered into a consulting agreement with Europlay Capital Advisors, LLC.  Under the terms of the consulting agreement, Europlay Capital Advisors was the Company’s exclusive financial advisor to raise capital and provide other financial advisory and investment banking services for a term of one year.  Europlay Capital Advisors was to receive a fee for the successful completion of a financing transaction or acquisition at a negotiated rate.  In conjunction with the consulting agreement, the Company issued to Europlay Capital Advisors a warrant to purchase 250,000 shares of common stock at an exercise price of $0.50 per share.  The warrant vested over the term of the consulting agreement and has a term of five years.  No proceeds were received by the Company as a result of the warrant issuance.  There were no financing transactions completed by the Company pursuant to the consulting agreement and the consulting agreement expired pursuant to its terms in 2008.

NOTE 21 – LEASES

The Company leases its principal executive office space under a lease agreement that expires in March 2012.  The facility is approximately 13,000 sq. ft, and is located in Los Angeles, California.  It is from this facility that the Company conducts all of its design, executive and administrative functions.    Finished goods are shipped from third-party warehouses in Ontario and Los Angeles, California.  Internet products are shipped from a third-party warehouse in Long Beach, California.  We have showrooms located in Los Angeles, New York City and Atlanta.  Our New York City showroom lease expires in April 2011, our Los Angeles showroom lease expires in May 2013 and our Atlanta showroom lease expires in June 2011.  We have William Rast retail stores located in Los Angeles, San Jose and Cabazon, California, and we will be opening a new William Rast retail store in Miami, Florida, in the third quarter of 2010.  Our William Rast retail store leases expire on various dates beginning April 2011 through January 2020.   We have J. Lindeberg retail stores located in New York City and Los Angeles and we will be opening a new J. Lindeberg retail store in Miami, Florida, in the third quarter of 2010.  Our J. Lindeberg retail store leases expire on various dates beginning June 2014 through March 2017.   The Company accounts for its leases in accordance generally accepted accounting principles, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to operations on a straight line basis over the related lease term.  Total rent expense for the years ended December 31, 2009 and 2008 amounted to approximately $1,391,000 and $540,000, respectively.

Future annual minimum payments due under the leases are summarized as follows:

Years Ending December 31,
2010	$2,385,762
2011	2,376,907
2012	1,974,317
2013	1,824,505
2014	1,549,109
Thereafter	4,809,532
$14,920,132

NOTE 22 - GEOGRAPHIC INFORMATION

The Company designs, markets and sells high-end casual apparel under the brand names People’s Liberation, William Rast and, in the United States, J. Lindeberg.  The types of products developed and sold by the Company are not sufficiently different to account for these products separately or to justify segmented reporting by product type.

The Company distributes its products internationally and has reporting requirements based on geographic regions.  All of the Company’s long-lived assets are located in the United States.  Sales are attributed to countries based on customer delivery locations, as follows:

	Year Ended December 31,
	2009	2008
Net Sales:
United States	$32,189,642	$27,025,241
Canada	2,151,931	2,159,282
Germany	580,781	1,067,116
Netherlands	357,470	-
Italy	69,687	646,261
Turkey	62,443	31,995
Belgium	18,233	296,060
United Kingdom	-	237,496
Australia	19,576	141,788
South Africa	6,390	65,570
Greece	13,392	61,001
Other	165,261	458,283
	$35,634,806	$32,190,093

NOTE 23 - CUSTOMER CONCENTRATION

During the year ended December 31, 2009, two customers comprised greater than 10% of the Company’s sales.  Sales to these customers amounted to 18.6% and 18.0% of net sales for the year ended December 31, 2009.  During the year ended December 31, 2008, one customer comprised greater than 10% of the Company’s sales.  Sales to this customer amounted to 28.9% of net sales for the year ended December 31, 2008.  At December 31, 2009 and 2008, the majority of receivables due from these customers are included in due to factor.

NOTE 24 - SUPPLIER CONCENTRATION

During the year ended December 31, 2009, three suppliers comprised greater than 10% of the Company’s consolidated purchases.  Purchases from these suppliers amounted to 11.0%, 18.3% and 30.1% for the year ended December 31, 2009.  At December 31, 2009, accounts payable and accrued expenses included an aggregate of approximately $1.2 million due to these vendors.  During the year ended December 31, 2008, three suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 10.6%, 11.7% and 12.2% for the year ended December 31, 2008.  At December 31, 2008, accounts payable and accrued expenses included an aggregate of approximately $715,000 due to these vendors.

During the years ended December 31, 2009 and 2008, the Company purchased substantially all of its J. Lindeberg brand products from J. Lindeberg AB of Sweden, the beneficial owner of 50% of the Company’s subsidiary, J. Lindeberg USA.  Total purchases from J. Lindeberg AB for the years ended December 31, 2009 and 2008 amounted to approximately $2.4 million and $905,000, respectively.  Included in Due to Member as of December 31, 2009 and 2008 is approximately $427,000 and $42,000, respectively, due to J. Lindeberg AB for product purchases.

NOTE 25 - OFF-BALANCE SHEET RISK AND CONTINGENCIES

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable.  The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims.  At December 31, 2009, total factor receivables approximated $4.1 million.  The factor also issues letters of credit and vendor guarantees on the Company’s behalf.  There were no outstanding letters of credit and vendor guarantees as of December 31, 2009.  Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $1.1 million at December 31, 2009.

The Company is subject to certain legal proceedings and claims arising in connection with its business.  In the opinion of management, with the exception of the Charlotte Russe legal action described in Note 11, there are currently no claims that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Pursuant to the operating agreement the Company entered into with J. Lindeberg USA Corp and J. Lindeberg AB, the Company contributed $20,000 in cash to its 50% owned subsidiary, J. Lindeberg USA, LLC, and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010.  At this point in time, the cash amount in excess of $20,000 that the Company will be required to contribute to J. Lindeberg USA, LLC, if any, is uncertain.  The Company’s  J. Lindeberg USA, LLC, factoring agreements provide for corporate guaranties from its related entities, People’s Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc.

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

In addition to the indemnification required by the Company’s Amended and Restated Certificate of Incorporation and bylaws, the Company has entered into indemnity agreements with each of its current officers, directors and a key employee.  These agreements provide for the indemnification of the Company’s directors, officers and key employee for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were the Company’s agents.  The Company believes these indemnification provisions and agreements are necessary to attract and retain qualified directors, officers and employees.

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

NOTE 26 – PROFIT SHARING PLAN

The Company has established a 401(k) profit-sharing plan for the benefit of eligible employees.  The Company may make contributions to the plan as determined by the Board of Directors.  There were no contributions made during the years ended December 31, 2009 and 2008.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).    Controls and Procedures

Evaluation of Controls and Procedures

Members of the our management, including our Chief Executive Officer, Colin Dyne, and Chief Financial Officer and President, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2009, the end of the period covered by this report.  Based upon that evaluation, Messrs. Dyne and Barber concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report by our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management report in this annual report.

Item 9B.          Other Information

None

PART III

Item 10.           Directors, Executive Officers and Gorporate Governance

On April 1, 2009, the Board of Directors, pursuant to authority granted to it under our Amended and Restated Certificate of Incorporation, approved the division of the directors of People’s Liberation into three classes designated Class I, Class II and Class III and the re-appointment of our existing directors into the newly formed classes. The initial Class I director is Kenneth Wengrod, the initial Class II director is Susan White and the initial Class III directors are Dean Oakey and Colin Dyne. Directors hold office for staggered terms of three years. One of the three classes is elected each year to succeed the directors whose terms are expiring. The Class I director, the Class II director and the Class III directors are serving terms that expire in 2012, 2010 and 2011, respectively.

The following table sets forth the name, age and position of each of our executive officers and directors as of December 31, 2009.  There are no family relationships between our executive officers and directors.

Name	Age	Director Class	Position Held

Colin Dyne	46	III	Chief Executive Officer, Director and Chairman of the Board
Darryn Barber	34		President and Chief Financial Officer
Thomas Nields	44		Chief Operating Officer
Andrea Sobel	42		Executive Vice President of Branding and Licensing
Dean Oakey	52	III	Director
Susan White	59	II	Director
Kenneth Wengrod	59	I	Director

Colin Dyne became our Chief Executive Officer and a director of the company on May 21, 2007.  Colin Dyne is a significant stockholder of the company, and has served as a consultant to the company since December 2005, advising on strategic sales initiatives.  Mr. Dyne also serves as Vice Chairman of the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon zippers.  Mr. Dyne founded Tag-It, Inc., a subsidiary of Talon, in 1991.  Mr. Dyne served as Talon’s President from inception and as its Chief Executive Officer from 1997 to 2005.

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

Andrea Sobel has served as our Executive Vice President of Branding and Licensing since May 22, 2008.  Ms. Sobel has over 15 years of experience in licensing, marketing and brand development.  Since 2007, she was Vice President of Marketing with SANRIO, where she was responsible for market development and brand positioning of that company's Hello Kitty and other character brands.  Between 2004 and 2007 and between 1999 and 2002, she was also a principal and licensing, merchandising and marketing consultant with ALS Consulting, a firm specializing in marketing and brand development.  Between 2002 and 2004, Ms. Sobel was Director of Licensing and Business Development for Murad, Inc.  From 1990 to 1999, she was with Guess?, Inc. in a series of progressively responsible positions culminating with Vice President of Licensing and Product Development from 1995 to 1999.  She holds a Bachelor of Arts in History and Spanish from the University of California at Berkeley and an MBA from UCLA's Anderson School of Business.

Dean Oakey has served as a director since November 22, 2005 and was selected to become a director of the company due to his knowledge of the apparel industry.  Mr. Oakey is the Managing Partner of CDP Management Partners, LLC, a merchant banking firm focusing on principal investments and consulting in the restaurant, food processing, and retail industries.  Mr. Oakey has held this position since April 2009.  From June 1997 to April 2009, Mr. Oakey served as the Managing Director of Investment Banking for SMH Capital, Corp., an investment banking firm.  In this capacity, Mr. Oakey was responsible for business development and management duties, with a focus on the consumer products and services industries.

Susan White joined our Board of Directors on May 21, 2007 and was selected to become a director of the company due to her experience in apparel branding and marketing.  Ms. White has served as Chief Executive Officer and President of Brand Identity Solutions, LLC, a branding, marketing and licensing consulting company, since 1987.  Ms. White also is the CEO and president of Whitespeed, LLC, an internet design, branding and marketing company.  Ms. White previously served as Director of Marketing and Advertising Worldwide for Warnaco from November 1997 through August 1999.

Kenneth Wengrod joined our Board of Directors on September 21, 2007 and was selected to become a director of the company due to his knowledge and experience in the apparel industry.  Mr. Wengrod currently serves as President of FTC Commercial Corp., a company which he founded in 2002 ("FTC") and in which he continues to hold a minority equity position.  FTC is a global finance commercial service company primarily focused in the apparel industry.  From 1996 to 2002, Mr. Wengrod was the Chief Financial Officer and General Manager of Meridian Textiles f/k/a Mark Fabrics where he was responsible for the operations of the multi-million dollar fabric converting company.  Prior to joining Meridian Textiles, Mr. Wengrod was the Chief Operating Officer of Rampage Clothing Co. from 1992 to 1995, and was a Senior Vice President of Barclays Commercial Corp. from 1987 to 1992.  Mr. Wengrod holds a Bachelor of Science degree in Economics from Northeastern University.

Director Independence

Our board of directors currently consists of four members: Colin Dyne (our Chief Executive Officer), Dean Oakey, Susan White and Kenneth Wengrod.  Each of Colin Dyne, Dean Oakey, Susan White and Kenneth Wengrod were elected at a meeting of shareholders held on June 13, 2008 to serve until our 2009 annual meeting or until his or her successor is duly elected and qualified.  On April 1, 2009, the Board of Directors, pursuant to authority granted to it under our Amended and Restated Certificate of Incorporation, approved the division of the directors of People’s Liberation into three classes designated Class I, Class II and Class III and the re-appointment of our existing directors into the newly formed classes.  As a result of this Board action, directors now hold office for staggered terms of three years.  One of the three classes is elected each year to succeed the directors whose terms are expiring.  Last year, Kenneth Wengrod was elected to serve as the Class I director at our meeting of shareholders held on June 12, 2009.  The Class I director (Kenneth Wengrod), the Class II director (Susan White) and the Class III directors (Dean Oakey and Colin Dyne) are serving terms that expire at the annual meeting of stockholders to be held in 2012, 2010 and 2011, respectively.

We do not have a separately designated audit, compensation or nominating committee of our board of directors and the functions customarily delegated to these committees are performed by our full board of directors.  We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.  We have, however, determined that none of our current directors are “independent” as that term is defined in Section 5605 of the NASDAQ Listing Rules as required by the NASDAQ Stock Market.  As we do not maintain an audit committee, we do not have an audit committee "financial expert" within the meaning of Item 407(d) of Regulation S-K.

We may establish an audit committee, compensation committee, and nominating and corporate governance committee upon the expansion of our board to include at least three directors who are independent under the applicable rules of the SEC and NASDAQ.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2009, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics applicable to all of our Board members and to all of our employees, including our Chief Executive Officer, President and Chief Financial Officer, Chief Operating Officer and Executive Vice President of Branding and Licensing.  The Code of Ethics constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules.  The Code of Ethics has been publicly filed with the SEC as an exhibit to this Annual Report on Form 10-K.  Our code of ethics is posted on our Internet website located at www.pplbusa.com in the section titled “Corporate Governance.”  You may also request a copy of the Code of Ethics by writing or calling us at:

People’s Liberation, Inc.
Attn:  Investor Relations
1212 S. Flower Street, 5th Floor
Los Angeles, CA 90015
(213) 745-2123

Any waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed in a report on Form 8-K filed with the SEC.

Item 11.          Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid for services provided to us in all capacities for each of the two fiscal years ended December 31, 2009 and 2008 as to each person serving as our Chief Executive Officer and Chief Financial Officer during 2009 and the two most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of the 2009 fiscal year whose compensation exceeded $100,000 (referred to as named executive officers).

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Option Awards (2) ($)	All Other Compensation (7) ($)	Total ($)
Colin Dyne(3) Chief Executive Officer	2009 2008	398,803 346,257	- 75,000	- -	41,001 35,148	439,804 456,405
Darryn Barber(4) Chief Financial Officer and President	2009 2008	275,016 253,626	- 22,500	- -	34,132 21,777	309,148 297,903
Thomas Nields(5) Chief Operating Officer	2009 2008	235,008 226,260	- 22,500	- 35,099	30,253 19,512	265,261 303,371
Andrea Sobel(6) Executive Vice President of Branding and Licensing	2009 2008	200,016 125,779	- 7,500	1,286 36,286	14,030 9,482	215,332 179,047

(1)	Represents cash bonuses paid to our named executive officers.

(2)
The amounts in this column represent the grant date fair value with respect to stock options granted in the applicable fiscal year.  Amounts previously disclosed for the fiscal year ended December 31, 2008 have been revised to reflect grant date fair value instead of the dollar amount recognized for financial statement reporting purposes, as disclosed in our prior filings on Form 10-K.  For additional information on the valuation assumptions with respect to option grants, including the options granted in 2009 and 2008, please see Note 16 to our financial statements for the years ended December 31, 2009 and 2008.  These amounts do not reflect the actual value that may be realized by the named executive officers which depends on the value of our shares in the future.

(3)	Mr. Dyne became our Chief Executive Officer on May 21, 2007.

(4)	Mr. Barber became our Chief Financial Officer on November 22, 2005 and our President on May 8, 2008.

(5)	Mr. Nields was named our Chief Operating Officer effective November 6, 2006.

(6)	Ms. Sobel joined us in May 2008 as our Executive Vice President of Branding and Licensing. Ms. Sobel has an employment agreement with us, the terms of which are described hereafter.

(7)	Other compensation indicated in the above table consists of medical and disability insurance and car allowances.

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

Compensation Philosophy

The objectives of our executive compensation program include the following:

•	Alignment – to align the interests of executives and shareholders through equity-based compensation awards;

•	Retention – to attract, retain and motivate highly qualified, high performing executives to lead our growth; and

•	Performance – to provide rewards that are dependent upon the executive’s achievements and company performance.

Compensation Elements

We compensate senior executives through a variety of components, including base salary, annual incentives, equity incentives, and benefits and perquisites, in order to provide our executives with an overall compensation package which we believe is competitive.  The mix and value of these components are impacted by a variety of factors, such as negotiations of an executive with us, the executive’s position within the company, and the overall performance of the company and the individual.  The purpose and key characteristics for each component are described below.

Base Salary

Base salary provides executives with a steady income stream and is based upon the executive’s level of responsibility, experience, individual performance and contributions to our overall success.

Annual Incentive Bonuses

Annual incentive bonuses are a variable performance-based component of compensation.  The primary objective of an annual incentive bonus is to align a portion of total pay opportunities for executives to the attainment of our company’s performance goals, as well as performance goals of the individual.

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

Compensation for Fiscal Year Ended December 31, 2009

In the fiscal year ended December 31, 2009, we compensated our executive officers through a combination of a base salary and options to purchase shares of our common stock.  In addition, we provided other perquisites to our executive officers, which consisted of medical insurance and car allowances.

Beginning in the second quarter of 2007, each of our executive officers was earning a base salary of $200,000, which the Board considered to be low, in an effort to conserve cash and improve our operating performance.  Effective April 1, 2008, after negotiations with our Chief Executive Officer, our Board resolved to increase the annual salary of Colin Dyne to $395,000, and the annual salaries of Darryn Barber and Tom Nields to $250,000 and $235,000, respectively.  The salary increases were provided to align the base salary component of our executive officer compensation to levels the Board believed were appropriate at the time.  Effective as of February 1, 2009, the Board, in consultation with our Chief Executive Officer and Chief Financial Officer, resolved to temporarily reduce the base salaries of each of our named executive officers by 10% through April 30, 2009.  The reduction in salary was made to improve our future operating cash flow in view of the changes in current economic conditions.  The temporary base salary reduction continued beyond the April 30, 2009 date contemplated by the Board in February 2009 and resulted in a base salary reduction through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and each of our executive officers was paid a lump-sum amount to equal their respective base salary in effect prior to the salary reduction of February 1, 2009.  The reversal of the salary reduction was made to retain and motivate our executives to lead and grow our company.

There were no bonuses paid to our senior management team in the fiscal year ended December 31, 2009, as determined by our Board of Directors based on the performance of the company.  During 2009, aside from an employment agreement entered into with Andrea Sobel, we were not party to any written employment agreements with our named executive officers.  The following is a description of the material terms of each of our named executive officer’s employment arrangements with us:

Colin Dyne

On May 21, 2007, our Board of Directors appointed Colin Dyne as our Chief Executive Officer and Co-Chairman of the Board of Directors. Mr. Dyne received an annual salary of $200,000 from January 1 through March 31, 2008 and $395,000 from April 1, 2008 through January 31, 2009.  On February 1, 2009, we temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $355,500 for Mr. Dyne through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and Mr. Dyne was paid a lump-sum amount of $40,000 to equal his base salary of $395,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board also approved an annual salary of $395,000 for Mr. Dyne on a go-forward basis.  Mr. Dyne also receives medical insurance reimbursements and an auto allowance of $2,000 per month.  Annual bonuses are determined at the discretion of the Board of Directors and amounted to $75,000 for the year ended December 31, 2008.  Mr. Dyne did not receive a bonus for the year ended December 31, 2009.

Darryn Barber

Mr. Barber became our Chief Financial Officer on November 22, 2005.  From January 1 through March 31, 2008, Mr. Barber received an annual salary of $200,000, which was increased to $250,000 on April 1, 2008 as described above.  On May 8, 2008, our Board expanded the role of Mr. Barber to focus on business development, international expansion and growth of the company’s portfolio of brands both organically and via acquisition, in addition to his responsibilities as Chief Financial Officer of the company.  In connection with his added responsibilities, Mr. Barber was appointed as our President, his annual salary was increased to $275,000 per annum, and he was awarded a monthly car allowance of $1,500.  As discussed above, on February 1, 2009, we temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $247,500 for Mr. Barber through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and Mr. Barber was paid a lump-sum amount of $25,190 to equal his base salary of $275,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board also approved an annual salary of $275,000 for Mr. Barber on a go-forward basis.  Mr. Barber also receives medical insurance reimbursements and an auto allowance of $1,500 per month.  Mr. Barber’s annual bonus amounted to $22,500 for the year ended December 31, 2008.  Mr. Barber did not receive a bonus for the year ended December 31, 2009.

Thomas Nields

On November 8, 2006, Mr. Nields was appointed our Chief Operating Officer.  Mr. Nields earned a base salary of $200,000 from January 1 through April 8, 2008, which was subsequently increased to $235,000 as described above.  On February 1, 2009, we temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $211,500 for Mr. Nields through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and Mr. Nields was paid a lump-sum amount of $21,538 to equal his base salary of $235,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board also approved an annual salary of $235,000 for Mr. Nields on a go-forward basis.  Mr. Nields also receives medical insurance reimbursements and an auto allowance of $1,200 per month.  Mr. Nields’ annual bonus amounted to $22,500 for the year ended December 31, 2008.  Mr. Nields did not receive a bonus for the year ended December 31, 2009.  On August 7, 2008, we also awarded Mr. Nields an option to purchase 250,000 shares of our common stock at an exercise price of $0.40 per share.

Andrea Sobel

On May 22, 2008, Andrea Sobel was appointed our Executive Vice President of Branding and Licensing.  Ms. Sobel entered into an employment agreement with the company on May 16, 2008.  Pursuant to the agreement, Ms. Sobel is employed on an "at-will" basis, and will be paid a base salary of $200,000 per annum.  Pursuant to the terms of her employment agreement, Ms. Sobel was granted an option to purchase 200,000 shares of our common stock at an exercise price of $0.40 per share.  During the first year of her employment, Ms. Sobel was entitled to a bonus in the amount of three percent (3%) of license royalties received by the company.  There were no license royalties received by the company during the first year of Ms. Sobel’s employment.  The employment agreement also provides that Ms. Sobel will receive all operative employee compensation, fringe benefit and perquisite, and other benefit and welfare plans or arrangements of the company then in effect from time to time and in which similarly situated executive officers of the company generally are entitled to participate.  If at any time prior to May 16, 2011, we terminate Ms. Sobel's employment without cause and Ms. Sobel delivers to us a signed settlement agreement and general release, we will pay Ms. Sobel the equivalent of six months base salary, at her then current rate of pay.  On February 1, 2009, we temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $180,000 for Ms. Sobel through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and Ms. Sobel was paid a lump-sum amount of $18,326 to equal her base salary of $200,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board also approved an annual salary of $200,000 for Ms. Sobel on a go-forward basis.  Ms. Sobel also receives medical insurance reimbursements and an auto allowance of $500 per month.  Ms. Sobel’s annual bonus amounted to $7,500 for the year ended December 31, 2008.  Ms. Sobel did not receive a bonus for the year ended December 31, 2009.  On June 12, 2009, we also awarded Ms. Sobel an option to purchase 45,000 shares of our common stock at an exercise price of $0.20 per share.

Outstanding Equity Awards at Fiscal Year-End 2009

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2009.  None of the named executive officers exercised options during the fiscal year ended December 31, 2009.

		Number of Securities Underlying Unexercised Options (#)
Name	Grant Date	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Darryn Barber	July 7, 2006(1)	300,000	--	1.25	July 7, 2016
	June 5, 2007(2)	150,000	--	0.46	June 5, 2017
	August 7, 2007(3)	100,000	--	0.38	August 7, 2017
	November 14, 2007(4)	360,000	90,000	0.50	November 14, 2017
Tom Nields	June 22, 2006(5)	85,417	14,583	1.25	June 22, 2016
	June 5, 2007(6)	150,000	--	0.46	June 5, 2017
	August 7, 2007(7)	100,000	--	0.38	August 7, 2017
	August 7, 2008(8)	156,250	93,750	0.40	August 7, 2018
Andrea Sobel	May 16, 2008(9)	144,440	55,560	0.40	May 16, 2018
	June 12, 2009(10)	--	45,000	0.20	June 12, 2019

(1)	200,000 shares vested on the date of grant, and the right to purchase the remaining 100,000 underlying shares vested in monthly 25,000 share increments over the four months following the grant date.

(2)	These options vested immediately on the date of grant.

(3)	These stock options vested 50% on August 1, 2008, and the remaining 50% vested in equal monthly installments thereafter through August 1, 2009.

(4)	These stock options vest in ten equal quarterly installments of 45,000 shares commencing February 14, 2008 through May 14, 2010.

(5)	These stock options vested 25% on the first anniversary of the date of grant, and the remaining 75% vest in equal monthly installments thereafter through July 1, 2010.

(6)	These options vested immediately on the date of grant.

(7)	These stock options vested 50% on August 1, 2008, and the remaining 50% vested in equal monthly installments thereafter through August 1, 2009.

(8)	These stock options vest in eight equal quarterly installments of 31,250 shares commencing November 7, 2008 through August 7, 2010.

(9)	These stock options vest 50% on May 1, 2009, and the remaining 50% vest in equal monthly installments thereafter through October 1, 2010.

(10)	These stock options vest 25% on June 12, 2010 and the remaining 75% vest in equal monthly installments thereafter through July 12, 2013.

Director Compensation

The following table details the total compensation earned by the company’s non-employee directors in 2009:

Name	Fees Earned or Paid in Cash ($)	Option Awards(4) ($)	All Other Compensation ($)	Total ($)
Dean Oakey (1)	10,000	1,250	-	11,250
Susan White (2)	10,000	1,250	96,980	108,230
Kenneth Wengrod (3)	10,000	1,250	-	11,250
Total	30,000	3,750	96,980	130,730

(1)
Mr. Oakey has been a member of our Board of Directors since November 2005.  On June 12, 2009, Mr. Oakey was granted an option to purchase 48,000 shares of our common stock at a per share exercise price of $0.20.  This option vests monthly through June 12, 2010 and has a term of ten years.  Mr. Oakey did not exercise any of his option awards during the fiscal year ended December 31, 2009.

(2)
Ms. White joined our Board of Directors on May 21, 2007.  On June 12, 2009, Ms. White was granted an option to purchase 48,000 shares of our common stock at a per share exercise price of $0.20.  This option vests monthly through June 12, 2010 and has a term of ten years.  Ms. White did not exercise any of her options during the fiscal year ended December 31, 2009.  Ms. White also provided consulting services to the Company and received $96,980 of consulting fees during the fiscal year ended December 31, 2009.

(3)
Mr. Wengrod joined our Board of Directors on September 21, 2007.  On June 12, 2009, Mr. Wengrod was granted an option to purchase 48,000 shares of our common stock at a per share exercise price of $0.20.  This option vests monthly through June 12, 2010 and has a term of ten years.  Mr. Wengrod did not exercise any of his options during the fiscal year ended December 31, 2009.

(4)
The amounts in this column represent the grant date fair value with respect to stock options granted in the applicable fiscal year.  For additional information on the valuation assumptions with respect to option grants, including the options granted in 2009, please see Note 16 to our financial statements for the years ended December 31, 2009.  These amounts do not reflect the actual value that may be realized by the Directors which depends on the value of our shares in the future.

The general policy of our Board is that compensation for non-employee directors should be a mix of cash and equity based compensation.  We do not pay management directors for Board service in addition to their regular employee compensation.  Currently, we pay our non-employee directors an annual fee of $10,000.  Our directors are also reimbursed for travel expenses associated with attendance at Board meetings.  There were no reimbursements for travel expenses for the fiscal year ended December 31, 2009.

We do not have a formal policy with regard to option grants to our Board of Directors.  However, when a director is elected or appointed to our Board, we generally follow a practice of granting an option to such director to purchase up to 30,000 shares of our common stock, with the size of the option grant being determined based on the number of months the new director will serve as a director in the fiscal year in which the option grant is awarded.  Thereafter, we generally issue annual option grants to all non-employee directors to purchase up to 48,000 shares.  In June 2009, our non-employee directors, Mr. Oakey, Ms. White and Mr. Wengrod, received 48,000 options each to purchase shares of our common stock.

We are party to a consulting arrangement with Susan White, a member of our Board of Directors, pursuant to which Ms. White provides image and marketing consulting services to us.  Effective April 1, 2009, we entered into a consulting agreement with Innovative Brand Solutions LLC, an entity owned by our director, Susan White. The agreement provides that Ms. White will provide marketing and branding services on our behalf and receive a monthly payment of $10,000 for a period of one year ending April 1, 2010.  During the year ended December 31, 2009, we paid Ms. White approximately $96,980 for marketing and branding services provided to the company.

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

Awards granted under our 2005 Stock Incentive Plan may not be transferred in any manner other than by will or by the laws of descent and distribution or as determined by our board of directors.  Unless otherwise restricted by our board of directors, nonqualified stock options may be exercised during the lifetime of the optionee only by the optionee, the optionee’s guardian or legal representative or a family member of the optionee who has acquired the option by a permitted transfer.  Incentive stock options may be exercised during the lifetime of the optionee only by the optionee or the optionee’s guardian or legal representative.  Options granted under our 2005 Stock Incentive Plan generally may be exercised for a period of three months after the termination of the optionee’s service with us or any parent or subsidiary of ours.  Options will generally terminate immediately upon termination of employment for cause.

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

Indemnification of Directors and Executive Officers and Limitation of Liability

Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except for:

•	any breach of their duty of loyalty to the corporation or its stockholders;
•	acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions; or
•	any transaction from which the director derived an improper personal benefit.

Article Fifth, paragraph D of our Amended and Restated Certificate of Incorporation states that no director shall have personal liability to us or our stockholders for monetary damages for breach of fiduciary duty as a director.  However, the provision does not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under section 174 of the Delaware General Corporations law, or (iv) for any transaction from which the director derived an improper personal benefit.

Article IX, Section 1 of our bylaws states that we shall indemnify any person who was, or is threatened to be, made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that he is or was a Director, officer, employee or agent of the company, or is or was serving at the request of the company as a Director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, to the extent and under the circumstances permitted by the General Corporation Law of the State of Delaware.  Such indemnification (unless ordered by a court) shall be made as authorized in a specific case upon a determination that indemnification of the Director, officer, employee or agent is proper in the circumstances because he has met the applicable standards of conduct set forth in the General Corporation Law of the State of Delaware.  Such determination shall be made (1) by the Board of Directors by a majority vote of a quorum consisting of Directors who were not parties to such action, suit or proceeding, or (2) if such quorum is not obtainable, or even if obtainable a quorum of disinterested Directors so directs, by independent legal counsel in a written opinion, or (3) by our stockholders.

In addition to the indemnification required in our Amended and Restated Certificate of Incorporation and bylaws, we have entered into indemnity agreements with each of our current officers, directors and a key employee.  These agreements provide for the indemnification of our directors, officers and key employee for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were our agents.  We believe these indemnification provisions and agreements are necessary to attract and retain qualified directors, officers and key employees.

A stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.  At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification by us is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, key employees or persons controlling us pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of our common stock as of March 8, 2010 by:

•	each of the executive officers listed in the summary compensation table;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each shareholder known to us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options and warrants from the Company that are currently exercisable or exercisable within 60 days of March 8, 2010 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 36,002,563 shares of our common stock outstanding on March 8, 2010.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o People’s Liberation, Inc., 1212 S. Flower Street, 5th Floor, Los Angeles, CA 90015.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Colin Dyne (1) Director, Chief Executive Officer and Secretary	7,531,560	20.9%
Darryn Barber (2) Chief Financial Officer	1,087,560	2.9%
Thomas Nields (3) Chief Operating Officer	852,524	2.3%
Andrea Sobel (4) Executive Vice President of Branding and Licensing	172,215	*
Dean Oakey (5) Director	485,983	1.3%
Susan White (6) Director	94,000	*
Kenneth Wengrod (7) Director	94,000	*
Named Directors and officers as a group (7 persons) (8)	10,317,842	26.9%

5% Shareholders:
Gerard Guez (9)	10,698,387	29.7%
Bristol Investment Fund Ltd (10)	3,528,700	9.8%
___________________________

*	Less than 1%

(1)	Consists of 7,531,560 shares of common stock.

(2)	Consists of 132,560 shares of common stock and 955,000 options to purchase common stock.

(3)	Consists of 290,024 shares of common stock and 562,500 options to purchase common stock.

(4)	Consists of 172,215 options to purchase common stock.

(5)	Consists of 77,483 shares of common stock, warrants to purchase 278,500 shares of common stock and options to purchase 130,000 shares of common stock.

(6)	Consists of 94,000 options to purchase common stock.

(7)	Consists of 94,000 options to purchase common stock.

(8)	Consists of 8,031,627 shares of common stock, warrants to purchase 278,500 shares of common stock and options to purchase 2,007,715 shares of common stock

(9)
Consists of 10,698,387 shares of common stock.  On December 10, 2007, Gerard Guez entered into a purchase agreement with Daniel Guez, whereby Gerard Guez purchased 10,698,387 shares of common stock held by Daniel Guez.  The address of Gerard Guez is 9000 Sunset Boulevard, Penthouse West Hollywood, CA  90069.

(10)
Consists of 3,528,700 shares of common stock.  Paul Kessler, as Director, exercises voting and investment authority over the shares held by this company.  The address of Bristol Investment Fund, Ltd. is Caledonian Fund Services (Cayman) Limited, 69 Dr. Roy's Drive, Georgetown, Grand Cayman KY1-1102, Cayman Islands.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	2,895,000	$0.56	2,605,000
Equity compensation plans not approved by security holders	1,065,000	$0.93	--
Total	3,960,000		2,605,000

(1)
Consists of shares underlying our 2005 Stock Incentive Plan, of which an aggregate of 5,500,000 shares have been reserved for issuance.  All outstanding awards under the 2005 option plan consist of stock options.

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

Effective October 1, 2007, we entered into a consulting agreement with Europlay Capital Advisors, LLC.  Under the terms of the consulting agreement, Europlay Capital Advisors acted as our exclusive financial advisor to raise capital and provide other financial advisory and investment banking services to us for a term of one year.  In conjunction with the consulting agreement, we issued to Europlay Capital Advisors a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.50 per share.  The warrant is fully vested and has a term of five years.  No proceeds were received by us as a result of the warrant issuance.

On November 13, 2007, we issued a warrant to purchase 150,000 shares of our common stock to William Rast Enterprises, LLC.  The warrant has an exercise price of $0.40, vested immediately and has a term of five years.  No proceeds were received by us as a result of the warrant issuance.

On March 19, 2008, we issued a warrant to purchase 40,000 shares of our common stock to CCG Investor Relations for consulting services.  The warrant has an exercise price of $0.50, a five-year term and vested over the 9-month term of the service contract.  No proceeds were received by us as a result of the warrant issuance.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

Other than the employment arrangements described above in “Executive Compensation” and the transactions described below, since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•
in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Officers and Directors and 5% Shareholders

Colin Dyne became our Chief Executive Officer and a director of the company on May 21, 2007.  Mr. Dyne serves as Vice Chairman of the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon zippers.  Mr. Dyne founded Tag-It, Inc., a subsidiary of Talon, in 1991.  Mr. Dyne served as Talon’s President from inception and as its Chief Executive Officer from 1997 to 2005.  During the years ended December 31, 2009 and 2008, we purchased trim products from Talon amounting to approximately $219,000 and $536,000, respectively.

Kenneth Wengrod, a member of our Board of Directors, currently serves as President of FTC Commercial Corp., a company which he founded in 2002 and in which he continues to hold a minority equity position.  We are party to various factoring agreements with FTC as further described in Note 9 to the consolidated financial statements.  As of December 31, 2009 and 2008, total factored accounts receivable included in due to factor amounted to approximately $4.1 million.  Outstanding advances as of December 31, 2009 and 2008 amounted to approximately $3.7 million and $3.5 million, respectively, and are included in the due to factor balance.

We are party to a consulting arrangement with Susan White pursuant to which Ms. White provides image and marketing consulting services to us.  Effective April 1, 2009, we entered into a consulting agreement with Innovative Brand Solutions LLC, an entity owned by our director, Susan White. The agreement provides that Ms. White will provide marketing and branding services on our behalf and receive a monthly payment of $10,000 for a period of one year ending April 1, 2010. During the year ended December 31, 2009, we paid Ms. White approximately $96,980 for marketing and branding services provided to the company.

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

On January 31, 2005, we entered into an Assumption Agreement with Global Medical Technologies, Inc., Natural Technologies, Inc. and Mr. Hadley pursuant to which we contributed all of the shares of common stock of our inactive subsidiaries, Century Pacific Financial Corp. and Century Pacific Investment Management Corporation, to Global Medical Technologies, Inc.  Global Medical Technologies, Inc. agreed to assume all of our liabilities and to indemnify us for any loss we incur with respect to such assumed liabilities.  Global Medical, Natural Technologies, and Mr. Hadley also released us from all obligations and claims.  In February 2005, we distributed all of the outstanding shares of common stock of Global Medical Technologies, Inc. on a pro rata basis to our stockholders.  Following the distribution, Global Medical Technologies, Inc. continued to operate its medical equipment reconditioning business as an independent company.  After this distribution, we existed as a “shell company” under the name of Century Pacific Financial Corporation with nominal assets whose sole business was to identify, evaluate and investigate various companies to acquire or with which to merge.

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

On November 22, 2005, we consummated an exchange transaction in which we acquired all of the outstanding ownership interests of Bella Rose, LLC, a California limited liability company (“Bella Rose”) and Versatile Entertainment, Inc., a California corporation (“Versatile”) from their respective shareholders and members, in exchange for an aggregate of 2,460,106.34 shares of our series A convertible preferred stock which, on January 5, 2006, converted into 26,595,751 shares of our common stock on a post reverse stock split basis.  At the closing of the exchange transaction, Versatile and Bella Rose became our wholly-owned subsidiaries.  The exchange transaction was accounted for as a reverse merger (recapitalization) with Versatile and Bella Rose deemed to be the accounting acquirers, and People’s Liberation, Inc. the legal acquirer.

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

Item 14.          Principal Accounting Fees and Services

Our Board of Directors does not have an Audit Committee.  The functions customarily delegated to an Audit Committee are performed by our full Board of Directors.  Effective November 30, 2005, Grobstein, Horwath & Company, LLP became our principal independent accounting firm.  In 2009, the personnel of Grobstein, Horwath & Company joined with Crowe Horwath LLP.  As a result of this event, the Company’s client relationship with Grobstein, Horwath & Company ceased and, effective February 20, 2009, Crowe Horwath LLP became the Company’s principal independent accounting firm.  All audit work for the fiscal years ended December 31, 2009 and 2008 was performed by the full time employees of Grobstein, Horwath & Company, LLP or Crowe Horwath, LLP, as applicable.  Generally, the Board approves in advance audit and non-audit services to be provided by our independent accounting firm. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Board has delegated pre-approval authority to the Chairman of the Board for matters which arise or otherwise require approval between regularly scheduled meetings of the Board of Directors, provided that the Chairman reports such approvals to the Board at the next regularly scheduled meeting of the Board of Directors. No services were approved by the Board of Directors in accordance with Item 2-01(c)(7)(i)(C) of Regulation S-X.

Audit Fees

Fees for audit and review services provided by Crowe Horwath LLP and Grobstein, Horwath & Company, LLP totaled approximately $164,000 during the year ended December 31, 2009, including fees associated with the December 31, 2008 audit, and the reviews of our quarterly financial statements for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009.

Fees for audit and review services provided by Grobstein, Horwath & Company, LLP totaled approximately $150,000 during the year ended December 31, 2008, including fees associated with the December 31, 2007 audit, and the reviews of our quarterly financial statements for the periods ended March 31, 2008, June 30, 2008 and September 30, 2008.

Audit-Related Fees

There were no audit-related services provided for the year ended December 31, 2009.  Audit-related services provided by Grobstein, Horwath & Company, LLP amounted to approximately $70,000 and related to the audit of the financial statements of J. Lindeberg USA Corp., an entity acquired in part by the Company during the year ended December 31, 2008.

Tax Fees

Fees for tax services provided by Crowe Horwath LLP during the year ended December 31, 2009 amounted to approximately $48,000.  Tax services provided during the year ended December 31, 2009 primarily consisted of the preparation of the Federal and State tax returns for the Company and its subsidiaries, other tax compliance services and transfer pricing research.

Fees for tax services provided by Grobstein, Horwath & Company, LLP during the year ended December 31, 2008 amounted to approximately $32,000.  Tax services provided during the year ended December 31, 2008 primarily consisted of the preparation of the Federal and State tax returns for the Company and its subsidiaries and other tax compliance services.

All Other Fees

No other fees were incurred during the years ended December 31, 2009 and 2008 for services provided by Crowe Horwath LLP or Grobstein, Horwath & Company, LLP.

Item 15.         Exhibits, Financial Statement Schedules

(a)          Documents filed as part of this report

1.           Financial Statements.

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2.           Financial Statement Schedules.

All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

3.           Exhibits.  See Item 15(b) below.

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

PEOPLE’S LIBERATION, INC.

Date: March 30, 2010	/s/ Darryn Barber By: Darryn Barber Its: Chief Financial Officer and President (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of People's Liberation, Inc. do hereby constitute and appoint Colin Dyne and Darryn Barber, and each of them, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Colin Dyne Colin Dyne	Chief Executive Officer, Secretary, and Director (Principal Executive Officer)	March 30, 2010
/s/ Darryn Barber Darryn Barber	Chief Financial Officer and President (Principal Financial and Accounting Officer)	March 30, 2010
/s/ Susan White Susan White	Director	March 30, 2010
/s/ Ken Wengrod Ken Wengrod	Director	March 30, 2010
/s/ Dean Oakey Dean Oakey	Director	March 30, 2010

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

2.1
Contribution Agreement, effective as of July 1, 2008, by and among J. Lindeberg, USA, LLC, Bella Rose, LLC and J. Lindeberg USA Corp.  Incorporated by referenced to Exhibit 2.1 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

3.1
Amended and Restated Certificate of Incorporation of People’s Liberation, Inc. Incorporated by referenced to Exhibit 3.1 to our Current Report on Form 8-K (dated July 14, 2008), filed on July 18, 2008.

3.2	Bylaws of People’s Liberation, Inc. Incorporated by reference to Exhibit 3.10 to our Registration Statement on Form SB-2 (File No. 333-130930), filed on January 9, 2006.
4.1	2005 People’s Liberation, Inc. Option Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 333-130930), filed on January 9, 2006.**
10.1	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 (File No. 333-130930), filed on January 9, 2006.
10.2
Factor Agreement entered into on October 14, 2004 by and between Versatile and FTC Commercial Corp. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (dated November 22, 2005), filed November 25, 2005.

10.3
Amendment No. 1 To Factoring Agreement between Versatile and FTC Commercial Corp. dated September 30, 2005.  Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (dated November 22, 2005), filed November 25, 2005.

10.4
Factoring Agreement entered into by and between Bella Rose and FTC Commercial Corp. dated October 12, 2005.  Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (dated November 22, 2005), filed November 25, 2005.

10.5
Registration Rights Agreement dated November 23, 2005 among the Registrant and Sanders Morris Harris Inc. as agent and attorney-in-fact for the Investors identified therein.  Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K (dated November 22, 2005), filed November 25, 2005.

10.6	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K (dated November 22, 2005), filed November 25, 2005.
10.7
Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC, dated as of January 1, 2007 by and between Bella Rose, LLC and William Rast Enterprises, LLC.  Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (dated May 8, 2007), filed with the Securities and Exchange Commission on May 14, 2007.

10.8
Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, dated as of January 1, 2007 by and between Bella Rose, LLC and William Rast Enterprises, LLC.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (dated May 8, 2007), filed with the Securities and Exchange Commission on May 14, 2007.

10.9
Factoring Agreement entered into on October 1, 2006 by and between William Rast Sourcing, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.18 to our Current Report on Form 10-KSB filed March 16, 2007.

10.10
Letter Agreement by and between William Rast Sourcing, LLC and FTC Commercial Corp. dated October 1, 2006.  Incorporated by reference to Exhibit 10.19 to our Current Report on Form 10-KSB filed March 16, 2007.

10.11
Letter Agreement by and between Versatile Entertainment, Inc. and FTC Commercial Corp. dated September 1, 2006.  Incorporated by reference to Exhibit 10.20 to our Current Report on Form 10-KSB filed March 16, 2007.

10.12
Amendment No. 1 to Inventory Loan Facility Agreement entered into on October 1, 2006 by and between Versatile Entertainment, Inc. and FTC Commercial Corp.  Incorporated by reference to Exhibit 10.21 to our Current Report on Form 10-KSB filed March 16, 2007.

10.13
Letter Agreement by and between Bella Rose, LLC d/b/a William Rast and FTC Commercial Corp. dated September 1, 2006.  Incorporated by reference to Exhibit 10.22 to our Current Report on Form 10-KSB filed March 16, 2007.

10.14
Registration Rights Agreement dated September 28, 2007, by and among People’s Liberation and the investors identified on the signature pages thereof.  Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

10.15
Form of Warrant issued to Europlay Capital Advisors, LLC, dated October 1, 2007.  Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

10.16
Form of Warrant issued to William Rast Enterprises, LLC, dated November 13, 2007.  Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

10.17
First Amendment to Amended and Restated Operating Agreement of William Rast Sourcing, LLC dated as of November 9, 2007, and effective as of April 1, 2007, by and between Bella Rose, LLC and William Rast Enterprises, LLC.  Incorporated by reference to Exhibit 10.30 to our Registration Statement on Form SB-2 (File No. 333-147684) filed on November 28, 2007.

10.18
First Amendment to Amended and Restated Operating Agreement of William Rast Licensing, LLC dated as of November 9, 2007, and effective as of April 1, 2007, by and between Bella Rose, LLC and William Rast Enterprises, LLC.  Incorporated by reference to Exhibit 10.31 to our Registration Statement on Form SB-2 (File No. 333-147684) filed on November 28, 2007.

10.19
Amendment No. 1 to Inventory Loan Facility Agreement entered into as of October 23, 2007, by and between FTC Commercial Corp. and William Rast Sourcing, LLC.  Incorporated by reference to Exhibit 10.34 to our Registration Statement on Form SB-2 (File No. 333-147684) filed on November 28, 2007.

10.20
Amendment No. 2 to Inventory Loan Facility Agreement entered into as of October 23, 2007 by and between FTC Commercial Corp. and Versatile Entertainment, Inc.  Incorporated by reference to Exhibit 10.35 to our Registration Statement on Form SB-2 (File No. 333-147684) filed on November 28, 2007.

10.21
Design Services Agreement between William Rast Sourcing, LLC and Paris68, LLC dated February 27, 2008.  Incorporated by reference to Exhibit 10.33 to our Current Report on Form 10-KSB filed March 24, 2008.

10.22
Employment Agreement by and between People’s Liberation, Inc. and Andrea Sobel dated May 16, 2008.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (dated May 16, 2008), filed with the Securities and Exchange Commission on May 22, 2008. **

10.23
Operating Agreement of J. Lindeberg USA, LLC, effective as of July 1, 2008, by and among J. Lindeberg USA, LLC, Bella Rose, LLC and J. Lindeberg USA Corp.  Incorporated by referenced to Exhibit 10.1 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.24
JL Sweden Services Agreement, effective as of July 1, 2008, by and between J. Lindeberg AB and J. Lindeberg USA, LLC.  Incorporated by referenced to Exhibit 10.2 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.25
Management Services Agreement, effective as of July 1, 2008, by and between People's Liberation, Inc. and J. Lindeberg USA, LLC.  Incorporated by referenced to Exhibit 10.3 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.26
Trademark License Agreement, effective as of July 1, 2008, by and between J. Lindeberg AB and J. Lindeberg USA, LLC.  Incorporated by referenced to Exhibit 10.4 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.27
Factoring Agreement, dated August 6, 2008, by and between J. Lindeberg USA, LLC and FTC Commercial Corp.  Incorporated by referenced to Exhibit 10.5 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.28
Inventory Loan Facility Agreement, dated August 6, 2008, by and between J. Lindeberg USA, LLC and FTC Commercial Corp.  Incorporated by referenced to Exhibit 10.6 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.29	Form of Guaranty entered into in favor of FTC Commercial Corp. Incorporated by referenced to Exhibit 10.7 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.
10.30
Letter Agreement, dated December 16, 2008, by and between Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc., the Company, and the Company’s wholly-owned subsidiary Versatile Entertainment, Inc.  Incorporated by reference to Exhibit 10.36 to our Current Report on Form 10-K filed March 31, 2009. ***

10.31
Standard Office Lease, dated January 22, 2009, by and between 1212 Flower Real Estate, LLC and People’s Liberation, Inc.  Incorporated by reference to Exhibit 10.37 to our Current Report on Form 10-K filed March 31, 2009.

10.32
Standard Industrial/Commercial Multi-Tenant Lease- Gross, dated January 22, 2009, by and between 1212 Flower Real Estate, LLC and People’s Liberation, Inc.  Incorporated by reference to Exhibit 10.38 to our Current Report on Form 10-K filed March 31, 2009.

10.33
Addendum to Standard Industrial/Commercial Multi-Tenant Lease- Gross, dated January 22, 2009, by and between 1212 Flower Real Estate, LLC and People’s Liberation, Inc.  Incorporated by reference to Exhibit 10.39 to our Current Report on Form 10-K filed March 31, 2009.

10.34
Independent Consultant Agreement, dated April 1, 2009, by and between People’s Liberation, Inc. and Innovative Brand Solutions, LLC.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed May 15, 2009.

10.35	Amendment No. 1 to Factoring Agreement dated January 1, 2010 by and between FTC Commercial Corp. and William Rast Sourcing, LLC.
10.36	Amendment No. 2 to Factoring Agreement dated January 1, 2010 by and between FTC Commercial Corp. and William Rast Sourcing, LLC.
14.1	People’s Liberation, Inc. Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 10-KSB filed March 7, 2006.
21.1	Subsidiaries of People’s Liberation, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page)
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
**  Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.
***  Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission  pursuant to a  request for an order granting  confidential  treatment pursuant to Rule 24b-2 of the Rules and  Regulations  under the  Securities and Exchange Act of 1934, as amended.