Form 10-Q
period 2010-03-31
PEOPLES LIBERATION INC
filed 2010-05-17
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(213) 745-2123
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of May 17, 2010, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.

PEOPLE’S LIBERATION, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLE’S LIBERATION, INC.
CONSOLIDATED BALANCE SHEETS
	March 31, 2010	December 31, 2009
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,121,280	$2,567,005
Restricted cash	177,282	167,000
Due from factor	364,048	-
Accounts receivable, net of allowance for doubtful accounts	196,835	94,306
Inventories	3,786,038	2,731,754
Prepaid expenses and other current assets	211,331	405,615
Total current assets	5,856,814	5,965,680

Property and equipment, net of accumulated depreciation and amortization	1,689,135	1,528,033
Trademarks, net of accumulated amortization	605,124	598,948
Intangible asset	428,572	428,572
Other assets	470,066	469,106
Total assets	$9,049,711	$8,990,339

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,754,412	$3,455,512
Due to factor	-	2,529
Due to member	500,056	812,090
Income taxes payable	31,900	9,400
Total current liabilities	5,286,368	4,279,531

Stockholders’ (deficit) equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at March 31, 2010 and December 31, 2009	36,002	36,002
Additional paid-in capital	8,135,483	8,103,018
Accumulated deficit	(9,224,561)	(8,043,054)
Total stockholders’ (deficit) equity	(1,053,076)	95,966

Noncontrolling interest	4,816,419	4,614,842
Total equity	3,763,343	4,710,808
Total liabilities and stockholders’ equity	$9,049,711	$8,990,339

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2010	2009

Net revenue	$8,362,023	$7,530,078
Cost of revenue	3,879,258	4,176,153
Gross profit	4,482,765	3,353,925

Selling, design and production	3,026,534	2,793,273
General and administrative	2,373,239	1,944,396

Total operating expenses	5,399,773	4,737,669

Loss from operations	(917,008)	(1,383,744)

Interest expense, net	40,322	44,090
Loss before income taxes and noncontrolling interest in subsidiaries’ earnings	(957,330)	(1,427,834)

Provision for income taxes	22,600	16,000

Net loss	(979,930)	(1,443,834)

Noncontrolling interest in subsidiaries’ earnings	201,577	185,593

Net loss attributable to common stockholders	$(1,181,507)	$(1,629,427)

Basic and diluted loss per common share	$(0.03)	$(0.05)

Basic and diluted weighted average common shares outstanding	36,002,563	36,002,563

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	(979,930)	(1,443,834)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	120,577	75,499
Allowance for doubtful accounts	(25,000)	5,000
Stock based compensation	32,465	45,172
Impairment of long-lived asset	-	69,270
Loss on disposal of fixed asset	-	1,099
Changes in operating assets and liabilities:
Receivables	(444,106)	575,425
Inventories	(1,054,284)	778,896
Prepaid expenses and other current assets	194,284	92,599
Other assets	(960)	(35,515)
Accounts payable and accrued expenses	1,298,900	(498,855)
Customer deposits	-	1,000,000
Due to member	(312,034)	225,482
Income taxes payable	22,500	6,375
Net cash flows (used in) provided by operating activities	(1,147,588)	896,613

Cash flows from investing activities:
Increase in restricted cash	(10,282)	-
Acquisition of trademarks	(17,417)	(48,550)
Acquisition of property and equipment	(270,438)	(94,414)
Net cash flows used in investing activities	(298,137)	(142,964)

Net (decrease) increase in cash and cash equivalents	(1,445,725)	753,649
Cash and cash equivalents, beginning of period	2,567,005	1,888,718
Cash and cash equivalents, end of period	$1,121,280	$2,642,367

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40,407	$44,191
Income taxes paid	100	12,025

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

1.           Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of the management of People’s Liberation, Inc. (the “Company”) and subsidiaries are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2009.

2.           Organization and Nature of Operations

Organization

People's Liberation, Inc.
(Parent Holding Company)
Versatile Entertainment, Inc.
(A California Corporation)
Formed April 2001
and wholly owned by People's Liberation
Bella Rose, LLC
(a California LLC)
Formed May 2005
and wholly owned by People's Liberation
William Rast Licensing, LLC
(a California LLC)
Formed October 2006, owned 50% by Bella Rose and consolidated under Bella Rose
William Rast Sourcing, LLC
(a California LLC)
Formed October 2006, owned 50% by Bella Rose and consolidated under Bella Rose
J. Lindeberg USA, LLC
(a California LLC)
Formed July 2008, owned 50% by Bella Rose and consolidated under Bella Rose
William Rast Retail, LLC
(a California LLC)
Formed August 2009 and wholly owned by William Rast Sourcing, LLC
J. Lindeberg USA Retail, LLC
(a California LLC)
Formed August 2009 and wholly owned by J. Lindeberg USA, LLC

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

As illustrated above, People’s Liberation, Inc. is the parent holding company of Versatile Entertainment, Inc. (“Versatile”) and Bella Rose, LLC (“Bella Rose”), both of which were consolidated under and became wholly-owned subsidiaries of People’s Liberation on November 22, 2005.

William Rast Sourcing, LLC (“William Rast Sourcing”) and William Rast Licensing, LLC (“William Rast Licensing”) are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC (“WRE”), an entity owned in part by Justin Timberlake.  William Rast Retail, LLC (“William Rast Retail”), a wholly-owned subsidiary of William Rast Sourcing, was formed to operate the Company’s William Rast retail stores.  Bella Rose commenced operations of its William Rast clothing line in May 2005 and began shipping products under the William Rast brand name in the fourth quarter of 2005.  William Rast Sourcing has the exclusive rights to manufacture clothing with the William Rast brand name and William Rast Licensing has the exclusive rights to promote and license the William Rast brand.  Until WRE has a basis in the capital of William Rast Sourcing and William Rast Licensing, losses will not be allocated to WRE.  Instead, all losses will be recognized by Bella Rose in consolidation.  Subsequently, if profits are generated by William Rast Sourcing and William Rast Licensing, then profits will not be allocated to WRE until previously unrecognized noncontrolling interest losses are fully recouped by Bella Rose.  Minimum profit allocations to WRE are accounted for as noncontrolling interest in the consolidated financial statements of the Company.

J. Lindeberg USA, LLC (“J. Lindeberg USA”), is owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp., a New York corporation and an entity owned by J. Lindeberg AB, a Swedish corporation (collectively “Lindeberg Sweden”).  J. Lindeberg USA Retail, LLC (“J. Lindeberg Retail”), a wholly-owned subsidiary of J. Lindeberg USA, was formed to operate the Company’s J. Lindeberg retail stores.  Effective July 1, 2008, Bella Rose and Lindeberg Sweden entered into an operating agreement and other related agreements for J. Lindeberg USA.  Pursuant to the agreements, J. Lindeberg USA has the rights to source, market, and distribute J. Lindeberg® branded apparel in the United States on an exclusive basis.  The agreements provide that Bella Rose and Lindeberg Sweden each hold a 50% interest in J. Lindeberg USA with the business of J. Lindeberg USA being operated by Bella Rose.  Bella Rose has management control over J. Lindeberg USA and therefore, beginning July 1, 2008, the operations of J. Lindeberg USA are included in the consolidated financial statements of the Company.  Profit and loss allocations to Lindeberg Sweden are recorded as a noncontrolling interest in the consolidated financial statements of the Company.

Nature of Operations

The Company markets and sells high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States, “J. Lindeberg.”  The majority of the merchandise the Company offers consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  In the United States, William Rast Sourcing and J. Lindeberg USA distribute their merchandise to boutiques, specialty stores and better department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue and Neiman Marcus, and online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  The Company also markets and sells its J. Lindeberg branded collection and golf apparel through its retail stores in New York City, Los Angeles and Miami, and sells J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  William Rast products are also sold in its three retail stores located in Los Angeles, San Jose and Cabazon, California.  Internationally, in select countries, William Rast Sourcing sells its products to better department stores and boutiques throughout the world.

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

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

The Company commenced its People’s Liberation business in July 2004.  On December 16, 2008, the Company entered into an agreement with Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, “Charlotte Russe”), pursuant to which the Company’s wholly-owned subsidiary, Versatile, agreed to exclusively sell to Charlotte Russe, in North America and Central America, People’s Liberation® branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.  The Company ceased to sell People’s Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009.  Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009.  The Company is in litigation with Charlotte Russe in relation to the agreement.  See Note 7 below for further information relating to the Company’s agreement with Charlotte Russe and the pending litigation.

The Company is headquartered in Los Angeles, California, maintains showrooms in New York, Los Angeles and Atlanta, and has sales representatives in Dallas, Texas, and Chicago, Illinois.

3.           Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-01, “Equity (Topic 505), Accounting for Distributions to Shareholders with Components of Stock and Cash.”  ASU No. 2010-01 clarifies that the stock portion of a distribution to shareholders that allows for the receipt of cash or stock with the potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This update was effective for the Company’s first quarter of 2010.   The adoption of ASU No. 2010-01 did not have a material impact on the Company’s consolidated financial statements.

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

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

4.           Earnings Per Share

Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period.

Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,895,000 shares of common stock at exercise prices ranging from $0.20 to $1.25 per share were outstanding as of March 31, 2010, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

Three months ended March 31, 2010	Loss	Shares	Per Share
Basic loss per share:
Loss attributable to common stockholders	$(1,181,507)	36,002,563	$(0.03)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Loss attributable to common stockholders	$(1,181,507)	36,002,563	$(0.03)

Three months ended March 31, 2009
Basic loss per share:
Loss attributable to common stockholders	$(1,629,427)	36,002,563	$(0.05)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Loss attributable to common stockholders	$(1,629,427)	36,002,563	$(0.05)

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

5.           Due from (to) Factor

Due from (to) factor is summarized as follows:

	March 31,	December 31,
	2010	2009
Outstanding receivables:
Without recourse	$3,403,660	$3,108,669
With recourse	841,416	990,761
	4,245,076	4,099,430
Advances	(3,489,506)	(3,685,612)
Open credits	(391,522)	(416,347)
	$364,048	$(2,529)

6.           Inventories

Inventories are summarized as follows:

	March 31, 2010	December 31, 2009

Piece goods and trim	$68,837	$72,722
Work in process	57,538	35,295
Finished goods	3,891,763	2,933,917
	4,018,138	3,041,934
Less reserve for obsolescence and slow moving inventory	(232,100)	(310,180)
	$3,786,038	$2,731,754

7.           Charlotte Russe Distribution Agreement and Litigation

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

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

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

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

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

In the Advent Action, the Company asserts one cause of action for intentional interference with a contract, for which the Company is seeking compensatory damages of no less than $59,000,000, punitive damages, as well as an award of attorney’s fees and costs incurred in relation to the action.

On October 28, 2009, Charlotte Russe Holding, Inc. and Charlotte Russe Merchandising, Inc. served a complaint against People’s Liberation, Inc. and Versatile Entertainment, Inc., which complaint was filed in the Superior Court of the State of California, County of Los Angeles, Central District (Charlotte Russe Holding, Inc. vs. Versatile Entertainment, Inc., BC424734).  Charlotte Russe subsequently filed a First Amended Complaint asserting claims for:

•	rescission of the Agreement based on fraudulent misrepresentations made by the Company to induce Charlotte Russe to enter into the Agreement;

•	restitution after rescission based upon the Company’s breach of the Agreement as described below;

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

•
breach of contract by the Company for, among other things, (i) failing to provide the promised services of Marcella Lindeberg; (ii) permitting other retailers to sell People’s Liberation branded products in Charlotte Russe’s exclusive territory; (iii) failing to provide the products in compliance with the Agreement; (iv) failing to maintain the promised quality of the products; (v) failing to provide the promised services of Colin Dyne; (vi) failing to provide the promised services of a dedicated work team; (vii) failing to provide the promised management services under the Agreement; and (viii) failing to deliver products in the time required by the Agreement;

•	fraud; and

•	negligent misrepresentation.

Charlotte Russe is seeking restitution of all consideration paid to the Company under the Agreement, compensatory and punitive damages, and an award of attorneys’ fees and costs incurred in relation to each cause of action.

The Company intends to vigorously pursue the Charlotte Russe Action and the Advent Action and to vigorously defend any actions brought forth by Charlotte Russe.  Although the purported termination of the Company’s exclusive distribution agreement by Charlotte Russe will continue to have a significant impact on the Company’s subsidiary that holds the People’s Liberation brand business, Versatile Entertainment, management believes it does not affect the ability of the Company as a whole to continue as a going concern because of the continued operations and expected sales, cash flows and results of operations from its other brands, William Rast and J. Lindeberg.  As of March 31, 2010, the Company has approximately $588,000 of factored accounts receivable due from Charlotte Russe and approximately $408,000 of inventory on hand related to purchase orders received from Charlotte Russe.  Approximately 10% of the inventory on hand was subsequently sold to third parties at an overall price above the cost of production.  The Company has not recorded a reserve for bad debts related to factored accounts receivable due from Charlotte Russe or a reserve for inventory purchased on behalf of Charlotte Russe as of March 31, 2010, as the Company believes it will prevail in its actions against Charlotte Russe.  The Company does not believe that it will incur a loss related to these assets and the Company believes that it will be able to sell its remaining inventory at or above the cost of production.

8.           Stock Based Compensation

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

During the three months ended March 31, 2010 and 2009, the Company did not grant any options and no options or warrants were exercised.  Options to purchase 2,382,074 and 1,607,542 shares were exercisable as of March 31, 2010 and 2009, respectively.  Total stock based compensation expense for the three months ended March 31, 2010 and 2009 was approximately $32,000 and $45,000, respectively.  The compensation expense recognized during the three months ended March 31, 2010 did not change basic and diluted loss per share reported in the Company’s Statements of Operations.  The compensation expense recognized during the three months ended March 31, 2009 increased basic and diluted loss per share reported in the Company’s Statements of Operations by $0.01 per share.

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model.  The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Stock price volatility is estimated based on a peer group of public companies and expected term is estimated using the “safe harbor” provisions provided in accordance with generally accepted accounting principles.  The safe harbor provisions were extended beyond December 31, 2007 for companies that did not have sufficient historical data to calculate the expected term of their related options.  The Company does not have sufficient historical data to calculate expected term and the safe harbor provisions were used to calculate expected term for options granted during the periods.  The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the year ended December 31, 2009 included a dividend yield of zero, a risk-free interest rate of 2.5%, expected term of 4.0 years and an expected volatility of 85%.

For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  Stock-based compensation expense recognized in the Statement of Operations for the three months ended March 31, 2010 and 2009 is included in selling, design and production expense and general and administrative expense, and is based on awards ultimately expected to vest.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  For the year ended December 31, 2009, the Company used historical data to calculate the expected forfeiture rate.

Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

For the three months ended March 31, 2010 and 2009, total stock-based compensation expense included in the consolidated statements of operations was charged to the following expense categories:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Selling, design and production	$5,457	$6,277
General and administrative	27,008	38,895
Total stock-based compensation	$32,465	$45,172

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2009	2,716,000	$0.64
Granted	394,000	0.20
Exercised	-	-
Forfeited	(215,000)	0.83

Options outstanding – December 31, 2009	2,895,000	0.56
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding – March 31, 2010	2,895,000	$0.56

Additional information relating to stock options and warrants outstanding and exercisable at March 31, 2010, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price			Life	Exercise		Exercise
Per Share		Shares	(years)	Price	Shares	Price
$ 0.20	(options)	379,000	9.3	$ 0.20	108,000	$ 0.20
$ 0.30	(options)	90,000	8.3	$ 0.30	90,000	$ 0.30
$ 0.31	(options)	48,000	7.3	$ 0.31	48,000	$ 0.31
$ 0.38	(options)	265,000	7.5	$ 0.38	259,436	$ 0.38
$ 0.40	(options)	450,000	8.3	$ 0.40	348,605	$ 0.40
$ 0.40	(warrants)	150,000	2.7	$ 0.40	150,000	$ 0.40
$ 0.46	(options)	415,000	7.3	$ 0.46	415,000	$ 0.46
$ 0.50	(options)	699,000	7.7	$ 0.50	593,970	$ 0.50
$ 0.50	(warrants)	290,000	2.7	$ 0.50	290,000	$ 0.50
$ 1.25	(options)	549,000	6.5	$ 1.25	519,063	$ 1.25
$ 1.25	(warrants)	625,000	0.7	$ 1.25	625,000	$ 1.25
$ 2.00	(warrants)	2,500,000	0.7	$ 2.00	2,500,000	$ 2.00

		6,460,000	3.9	$ 1.18	5,947,074	$ 1.25

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2009	1,176,865	$0.24
Granted	394,000	0.03
Vested	(688,012)	(0.20)
Forfeited	(215,000)	(0.31)

Unvested stock options – December 31, 2009	667,853	0.14
Granted	-	-
Vested	(154,927)	(0.21)
Forfeited	-	-

Unvested stock options – March 31, 2010	512,926	$0.12

As of March 31, 2010, there were 2,382,074 of vested stock options.  As of March 31, 2010, there was approximately $50,000 of total unrecognized compensation expense related to share-based compensation arrangements granted under the Plan.  The cost is expected to be recognized on a weighted-average basis over the next three years.  The aggregate intrinsic value of stock options outstanding was zero at March 31, 2010 and 2009 as the market value of the options was lower than the exercise value.

The Company has recorded a 100% valuation allowance on its deferred tax asset related to net operating loss carryforwards.  As a result, the stock-based compensation has not been tax effected on the consolidated statement of operations.  For the three months ended March 31, 2010 and 2009, the deferred tax effect related to nonqualified stock options was not material.

9.           William Rast Eyewear Licensing Agreement

On December 3, 2009, the Company’s subsidiary, William Rast Licensing, entered into a binding term sheet with Viva Optique, Inc. for the worldwide license of William Rast eyewear for men and women.  In accordance with the binding term sheet, the initial term of the license ends on December 31, 2013 and includes an option to renew for an additional three-year term through December 2016.   The term sheet provides for the payment of royalties based on net sales at a negotiated rate and minimum royalty amounts for each contract year.  The binding term sheet contemplates the signing of a definitive long form license agreement consistent with the terms of the binding term sheet.  As of March 31, 2010, the Company received an advanced payment of $125,000.  An additional advanced payment of $125,000 was received on April 1, 2010.  Advanced payments will be applied against minimum royalty amounts in the first contract year.

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

10.         Sponsorship Agreement

On January 29, 2010, the Company entered into a sponsorship agreement with Sony Electronics Inc.  The sponsorship agreement provided Sony Electronics with the title sponsorship at the Company’s William Rast fashion show held during Fashion Week in New York City in February 2010.  The sponsorship agreement also grants Sony Electronics with title sponsorship in the Company’s “My Name is William Rast 2010 Campaign” and the placement of Sony products in its William Rast retail and pop-up stores.  The sponsorship agreement expires in December 2010.  The Company records advertising revenue received under this sponsorship agreement in the period in which the event to which the advertising rights were granted occurred.

11.         Design and License Agreement

In May 2010, the Company’s subsidiary, William Rast Sourcing, LLC, entered into a design and licensing agreement with a major retailer.  The agreement provides that the Company will design an exclusive collection of William Rast apparel for sale in the major retailer’s stores in the United States for a limited period of time beginning in the fourth quarter of 2010.  The Company expects to generate revenues in excess of $3,000,000 over the term of the agreement.

12.         Customer and Supplier Concentrations

During the three months ended March 31, 2010 and 2009, one customer comprised greater than 10% of the Company’s net revenue.  Revenue derived from this customer amounted to 10.6% and 32.9% of net revenue for the three months ended March 31, 2010 and 2009, respectively.  At March 31, 2009, the majority of receivables due from this customer are sold to the factor and are included in the due from factor balance.

During the three months ended March 31, 2010, two suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 33.9% and 25.5% for the three months ended March 31, 2010.  During the three months ended March 31, 2009, two suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 13.7% and 18.1% for the three months ended March 31, 2009.  At March 31, 2010 and 2009, accounts payable and accrued expenses included an aggregate of approximately $1.7 million and $199,000, respectively, due to these vendors.

During the three months ended March 31, 2010 and 2009, the Company purchased all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of the Company’s subsidiary, J. Lindeberg USA.  Total purchases from J. Lindeberg AB for the three months ended March 31, 2010 and 2009 amounted to approximately $1.3 million and $1.2 million, respectively.  Included in Due to Member as of March 31, 2010 and 2009 is approximately $115,000 and $268,000, respectively, due to J. Lindeberg AB for product purchases.

Due to member as of March 31, 2010 and 2009 represents amounts payable to J. Lindeberg AB related to finished good purchases and the Company’s New York retail store and showroom deposits.

13.         Off Balance Sheet Risk and Contingencies

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable.  The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims.  At March 31, 2010, total factor receivables approximated $4.2 million.  The factor also issues letters of credit and vendor guarantees on the Company’s behalf.  There were no outstanding letters of credit or vendor guarantees as of March 31, 2010.  Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $1.4 million and at March 31, 2010.

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

The Company is subject to certain legal proceedings and claims arising in connection with its business.  In the opinion of management, with the exception of the Charlotte Russe legal action described in Note 7, there are currently no claims that will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Pursuant to the operating agreement the Company entered into with J. Lindeberg USA Corp. and J. Lindeberg AB, the Company contributed $20,000 in cash to its 50% owned subsidiary, J. Lindeberg USA, LLC, and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010.  At this point in time, the cash amount in excess of $20,000 that the Company will be required to contribute to J. Lindeberg USA, LLC, if any, is uncertain as the Company’s  J. Lindeberg USA, LLC factoring agreements provide for corporate guaranties from its related entities, People’s Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc.

In accordance with the bylaws of the Company, officers and directors are indemnified for certain events or occurrences arising as a result of the officer or director serving in such capacity.  The term of the indemnification period is for the lifetime of the officer or director.  The maximum potential amount of future payments the Company could be required to make under the indemnification provisions of its bylaws is unlimited.  At this time, the Company believes the estimated fair value of the indemnification provisions of its bylaws is minimal and therefore, the Company has not recorded any related liabilities.

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

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People’s Liberation, Inc. for the three months ended March 31, 2010 and the three months ended March 31, 2009.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of each of our Annual Report on Form 10-K for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q.

Overview

We design, market and sell high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States, “J. Lindeberg.”  The majority of the merchandise we offer consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  In the United States, we distribute our merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue and Neiman Marcus, and online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  We also market and sell our J. Lindeberg branded collection and golf apparel through our retail stores in New York City, Los Angeles and Miami, and J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  William Rast products are also sold in our three retail stores located in Los Angeles, San Jose and Cabazon, California.  Internationally, in select countries, we sell our William Rast branded apparel products directly and through distributors to better department stores and boutiques throughout the world.

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

Manufacturing and Supply

We use third party contract manufacturers and full package suppliers to produce our William Rast denim finished goods from facilities located primarily in Mexico and Los Angeles, California.  Our denim is made from high quality fabrics milled primarily in the United States, Japan, Italy, Turkey and Mexico.  For the majority of our William Rast knits and other non-denim products, we source these goods from international suppliers primarily in Asia.  We sourced our People’s Liberation denim products sold to Charlotte Russe under our exclusive distribution agreement from international suppliers of full package goods primarily located in Mexico.  We sourced our People’s Liberation knit products sold to Charlotte Russe from international suppliers of full package goods located primarily in Asia.  We currently purchase all of our J. Lindeberg branded apparel products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of our subsidiary, J. Lindeberg USA, LLC.  We intend to continue our transition to international suppliers of full package denim finished goods which will enable us to remain competitive and improve margins.

Structure of Operations

Our wholly-owned subsidiary Versatile Entertainment, Inc. conducts our People’s Liberation brand business.  Our William Rast brand business is conducted through our wholly-owned subsidiary Bella Rose, LLC.  William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose and are each owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC, an entity owned in part by Justin Timberlake.  William Rast Retail, LLC, a California limited liability company, was formed on August 26, 2009 and is a wholly-owned subsidiary of William Rast Sourcing.  William Rast Retail was formed to operate our William Rast retail stores.  Our J. Lindeberg brand business is conducted through Bella Rose.  J. Lindeberg USA, LLC is consolidated under Bella Rose and is owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp. an entity owned by J. Lindeberg AB, a Swedish corporation.   J. Lindeberg USA Retail, LLC, a California limited liability company, was formed on August 21, 2009 and is a wholly-owned subsidiary of J. Lindeberg USA.     J. Lindeberg Retail was formed to operate our J. Lindeberg retail stores.

Recent Developments

Charlotte Russe Litigation

As discussed under Note 7 to the Consolidated Financial Statements, we are in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009.  We derived a significant portion of our revenues and operating cash flow from the sale of People’s Liberation branded merchandise pursuant to this distribution agreement.  In the first year of the contract, we received approximately $5.5 million through September 30, 2009 as required by the distribution agreement and we are owed $59.5 million in guaranteed minimum payments over the remainder of the term of the distribution agreement, which amount may be reduced if Charlotte Russe elects to terminate the distribution agreement early, beginning July 2011 with an early termination fee. As a result of Charlotte Russe’s purported termination of the distribution agreement, Charlotte Russe ceased to make their contractually obligated payments to us, which significantly decreased our net sales and cash flows from operations of our People’s Liberation business.  We also believe our results of operations and financial condition could be negatively impacted if we are unable to collect factored accounts receivable in the amount of approximately $588,000 related to goods shipped to Charlotte Russe prior to the dispute, and if we are unable to reach a settlement in a manner acceptable to us or the ensuing litigation, which is currently in its early stage, is not resolved in a manner favorable to us.  Additionally, we may continue to incur significant legal fees in our litigation with Charlotte Russe, and unless the cases are settled, we will continue to incur additional expenses in increasing amounts as the cases move toward trial.

As of March 31, 2010, we had approximately $588,000 of factored accounts receivable due from Charlotte Russe and approximately $408,000 of inventory on hand related to purchase orders received from Charlotte Russe.  Approximately 10% of the inventory on hand was subsequently sold to third parties at an overall price above the cost of production.  We have not recorded a reserve for bad debts related to factored accounts receivable due from Charlotte Russe or a reserve for inventory purchased on behalf of Charlotte Russe as of March 31, 2010, as we believe we will prevail in our actions against Charlotte Russe.  We do not believe that it is probable that we will incur a loss related to these assets and we believe that we will be able to sell our remaining inventory at or above the cost of production.

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

Other Developments

In May 2010, our subsidiary, William Rast Sourcing, LLC, entered into a design and licensing agreement with a major retailer.  The agreement provides that we will design an exclusive collection of William Rast apparel for sale in the major retailer’s stores in the United States for a limited period of time beginning in the fourth quarter of 2010.  We expect to generate revenues in excess of $3,000,000 over the term of the agreement.

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

In November 2009, we launched our retail expansion plan with the opening of two new full-price William Rast brand retail stores at the Westfield Century City Shopping Mall in Los Angeles, California, and the Westfield Valley Fair Shopping Mall in San Jose, California.  Additionally, we opened our first William Rast brand outlet store at the Desert Hills Premium Outlets in Cabazon, California, near Palm Springs.  These store openings are part of our retail expansion plan which includes the roll-out of approximately forty retail stores in major metropolitan locations over the next several years.  We believe that the retail stores will enhance our net sales and gross profit and the outlet store will allow us to sell our overstock or slow moving items at higher profit margins.

To further our retail expansion plan, in November 2009 we entered into two new leases for a William Rast retail store and a J. Lindeberg retail store, both to be located in Miami, Florida.  The J. Lindeberg store opened in April 2010 and the William Rast store is expected to open in July 2010.

As of May 14, 2010, we had the following retail store locations:

Brand	Location	Opening or Acquisition Date
William Rast	Miami, Florida	July 2010 *
J. Lindeberg	Miami, Florida	April 2010
William Rast	Century City, California	November 2009
William Rast	San Jose, California	November 2009
William Rast Outlet	Cabazon, California	November 2009
J. Lindeberg	Los Angeles, California	May 2009
J. Lindeberg	New York, New York	July 2008

* Estimated opening date.

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

Revenue Recognition.  Wholesale revenue is recognized when merchandise is shipped to a customer, at which point title transfers to the customer, and when collection is reasonably assured.  Customers are not given extended terms or dating or return rights without proper prior authorization.  Revenue is recorded net of estimated returns, charge backs and markdowns based upon management’s estimates and historical experience.  Website revenue is recognized when merchandise is shipped to a customer and when collection is reasonably assured.  Retail revenue is recognized on the date of purchase from our retail stores.  Advertising revenue is recorded in the period in which the event to which the advertising rights were granted occurred.

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

Recent Accounting Pronouncements

See Note 3 to Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Net revenue	100.0%	100.0%
Cost of revenue	46.4	55.5
Gross profit	53.6	44.5
Selling, design and production expenses	36.2	37.1
General and administrative expenses	28.4	25.8
Loss from operations	(11.0)%	(18.4)%

Comparison of the three months ended March 31, 2010 and the three months ended March 31, 2009

Net Revenue

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percent Change

Net Revenue	$8,362,023	$7,530,078	11.0%

The increase in net revenue for the three months ended March 31, 2010 was due primarily from revenue received from Sony Electronics in accordance with our sponsorship agreement and increased wholesale and retail sales of our J. Lindeberg apparel line and increased retail sales of our William Rast apparel line. The increase in net revenue was offset by a decrease in wholesale sales of our William Rast apparel line in the United States during the first quarter of 2010 due to current macro economic conditions resulting in retail store closures and major retailers carrying less inventory and requiring quicker response time for reorders.  On January 29, 2010, we entered into a sponsorship agreement with Sony Electronics Inc.  The sponsorship agreement provided Sony Electronics with the title sponsorship at our William Rast fashion show held during Fashion Week in New York City in February 2010.  Amounts received from Sony Electronics for title sponsorship were recorded as advertising revenue during the first quarter of 2010.  The increase in wholesale sales of our J. Lindeberg apparel line was due to continued demand for these products in the United States.  The increase in retail sales of each of our William Rast and J. Lindeberg apparel lines resulted from additional retail stores being open in the first quarter of 2010 as compared to the first quarter of 2009.  We acquired a J. Lindeberg retail store in Los Angeles, California, in May 2009 and in November 2009, we opened two new full-price William Rast brand retail stores in Los Angeles and San Jose, California.  Additionally, we opened our first William Rast brand outlet store in November 2009 at the Desert Hills Premium Outlets in Cabazon, California, near Palm Springs.  These store openings are part of our retail expansion plan which includes the roll-out of approximately forty retail stores in major metropolitan locations over the next several years.  We believe that the retail stores will enhance our net revenue and gross profit and the outlet store will allow us to sell our overstock or slow moving items at higher profit margins.

Gross Profit

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percent Change

Gross Profit	$4,482,765	$3,353,925	33.7%

Gross profit consists of net revenue less cost of revenue.  Cost of revenue includes expenses primarily related to inventory purchases and contract labor, freight, duty and overhead expenses.  Overhead expenses primarily consist of third party warehouse and shipping costs.  Our gross margin increased to 53.6% of net revenue for the three months ended March 31, 2010 from 44.5% of net revenue for the three months ended March 31, 2009.  The increase in gross profit as a percentage of net revenue was primarily due to advertising revenue received in accordance with our sponsorship agreement with Sony Electronics and increased retail sales of our J. Lindeberg and William Rast product lines at higher gross margins.  There was no cost of revenue associated with the Sony Electronics advertising revenue, which resulted in an increase in gross profit as a percentage of net revenue during the quarter ended March 31, 2010.  Excluding the advertising revenue, gross margin from product sales increased 360 basis points.

Selling, Design and Production Expenses

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percent Change

Selling, design and production expenses	$3,026,534	$2,793,273	8.4%

Selling, design and production expense for the three months ended March 31, 2010 and 2009 primarily related to fashion show, tradeshow, salaries, design fees, advertising, marketing and promotion, samples, travel and showroom expenses.  As a percentage of net revenue, selling, design and production expense decreased to 36.2% for the three months ended March 31, 2010 compared to 37.1% for the three months ended March 31, 2009.  The increase in selling, design and production expenses for the quarter ended March 31, 2010 is attributable to the increased cost of our William Rast fashion show held during Fashion Week in New York City in February 2010, offset by decreased design costs related to our restructured design services agreement.  Effective July 1, 2009, our design services agreement was further restructured and the new design consulting arrangement provides for a reduction in the fees paid for services and a reduction in sample costs.

General and Administrative Expenses

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percent Change

General and administrative expenses	$2,373,239	$1,944,396	22.1%

General and administrative expenses for the three months ended March 31, 2010 and 2009 primarily related to salaries, professional fees, facility costs, travel and entertainment, depreciation and amortization expense, and other general corporate expenses.  As a percentage of net revenue, general and administrative expenses increased to 28.4% for the three months ended March 31, 2010 from 25.8% for three months ended March 31, 2009.  The increase in general and administrative expenses during the three months ended March 31, 2010 was due primarily to increased rent for our new retail stores, including our J. Lindeberg retail store acquired in May 2009  and our three new William Rast retail stores that opened in November 2009.  The increase in general and administrative expenses was also due to an increase in retail management and staff salaries due to the hiring of additional employees for our new retail stores.  The increase in general and administrative expenses was offset primarily by a decrease in impairment charges incurred in the first quarter of 2009 related to trademarks we no longer use.  As discussed above, we are currently subject to litigation in relation to our agreement with Charlotte Russe.  As a result of this litigation, we anticipate a reduction of our general and administrative expenses related to direct expenses of our People’s Liberation brand.  The decrease in direct expenses of our People’s Liberation brand will be offset by increased legal fees as a result of the on-going litigation.

Interest Expense, net

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percent Change

Interest Expense, net	$40,322	$44,090	(8.5)%

Under our factoring arrangements, we may borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories.  Maximum borrowings under our People’s Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory.  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility are not to exceed $1.5 million.  Outstanding borrowings under our factoring arrangements amounted to approximately $3.5 million and $4.0 million at March 31, 2010 and 2009, respectively.  The decrease in interest expense is due to an average decrease in borrowings under our factoring arrangements during the quarter ended March 31, 2010, offset by an increase in the interest rate under our William Rast facility from prime plus 1% to prime plus 2% beginning January 1, 2010.

Provision for Income Tax

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percent Change

Provision for Income Tax	$22,600	$16,000	41.3%

The provision for income taxes for the three months ended March 31, 2010 and 2009 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies.  A provision for Federal income taxes has not been recorded for the three months ended March 31, 2010 and 2009, as we had a net loss during each quarter. As of March 31, 2010 and 2009, a valuation allowance has been provided for our deferred income tax assets related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  As of December 31, 2009, total net operating losses available to carry forward to future periods amounted to approximately $5.3 million.  At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses and other deferred tax assets.

Net Loss

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percent Change

Net loss	$(979,930)	$(1,443,834)	(32.1)%

The decrease in net loss during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is due primarily to increased net revenue and gross margin, offset by increased operating expenses incurred during the quarter, as discussed above.

Noncontrolling Interest

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percent Change

Noncontrolling interest	$201,577	$185,593	8.6%

Noncontrolling interest recorded for the three months ended March 31, 2010 and 2009 represents minimum distributions accrued for the calendar quarters ended March 31, 2010 and 2009 due to William Rast Enterprises, a member of William Rast Sourcing and William Rast Licensing, and profit or loss allocations due to J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.  In accordance with the related operating agreements, as amended, William Rast Sourcing and William Rast Licensing are to pay its member, William Rast Enterprises, a minimum quarterly minority interest distribution of 6% and 3%, respectively, of applicable net sales generated by William Rast Sourcing and William Rast Licensing during the quarterly periods.  Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements.  Profit and loss allocations to its member, J. Lindeberg USA Corp., are recorded as noncontrolling interest in our consolidated financial statements.  The increase in noncontrolling interest recorded for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was due primarily to profit allocations to J. Lindeberg USA Corp. during the three months ended March 31, 2010, compared to loss allocations during the three months ended March 31, 2009.  The increase in noncontrolling interest was offset by decreased minimum distributions due to William Rast Enterprises as a result of decreased sales of William Rast wholesale products during the three months ended March 31, 2010.

Net Loss Attributable to Common Stockholders

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percent Change

Net loss attributable to common stockholders	$(1,181,507)	$(1,629,427)	(27.5)%

The decrease in net loss attributable to common stockholders during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is due primarily to increased net revenue and gross margin, offset by increased operating expenses and noncontrolling interest recorded during the three months ended March 31, 2010, as discussed above.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of approximately $1.1 million, working capital of approximately $570,000, and approximately $1.4 million of availability from our factor.  As of March 31, 2010, advances from our factor totaled approximately $3.5 million.  As of March 31, 2009, we had cash and cash equivalents of approximately $2.6 million, a working capital balance of approximately $1.5 million, and approximately $1.2 million of availability from our factor.  As of March 31, 2009, advances from our factor totaled approximately $4.0 million.

We are in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009.  We derived a significant portion of our revenues and operating cash flow from the sale of People’s Liberation branded merchandise pursuant to the distribution agreement.  In the first year of the contract, we received approximately $5.5 million through September 30, 2009 as required by the distribution agreement and we are owed $59.5 million in guaranteed minimum payments over the remainder of the term of the distribution agreement, which amount may be reduced if Charlotte Russe elects to terminate the agreement early, beginning July 2011 with an early termination fee.  As a result of Charlotte Russe’s purported termination of the distribution agreement, Charlotte Russe ceased to make their contractually obligated payments to us, which significantly decreased our net sales and cash flows from operations of our People’s Liberation business.  We also believe our results of operations and financial condition could be negatively impacted if we are unable to collect factored accounts receivable in the amount of approximately $588,000 related to goods shipped to Charlotte Russe prior to the dispute, and if we are unable to reach a settlement in a manner acceptable to us or the ensuing litigation, which is currently in its early stage, is not resolved in a manner favorable to us.  Additionally, we may continue to incur significant legal fees in our litigation with Charlotte Russe, and unless the cases are settled, we will continue to incur additional legal fees in increasing amounts as the cases move toward trial.

In November 2009, we launched our retail expansion plan with the opening of two new full-price William Rast brand retail stores at the Westfield Century City Shopping Mall in Los Angeles, California, and the Westfield Valley Fair Shopping Mall in San Jose, California.  Additionally, we opened our first William Rast brand outlet store at the Desert Hills Premium Outlets in Cabazon, California, and we opened a J. Lindeberg full price retail store in Miami, Florida in April 2010.  We anticipate opening an additional William Rast full price retail store in Miami, Florida, in July 2010.  These store openings are part of our retail expansion plan which includes the roll-out of approximately forty retail stores in major metropolitan locations over the next several years.  We anticipate opening between three and five retail stores in 2010, including the two retail stores in Miami.  In 2011, we anticipate opening between six and twelve retail stores.  The costs associated with our store openings have been financed primarily through cash flow from operations, as well as through tenant improvements received from landlords at some of our locations.  In an effort to reduce the capital required to open future locations, we will attempt to continue to negotiate landlord concessions.

We are subject to a contractual agreement that may require us to contribute cash to our subsidiary, J. Lindeberg USA, LLC. Pursuant to the operating agreement we entered into with J. Lindeberg USA Corp. and J. Lindeberg AB, we contributed $20,000 in cash to our 50% owned subsidiary, J. Lindeberg USA, LLC, and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010. Our J. Lindeberg USA, LLC, factoring agreements currently provide for corporate guaranties from our related entities, People's Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc. At this point in time, the cash amount in excess of $20,000 that we may be required to contribute to J. Lindeberg USA, LLC, if any, is uncertain and our future cash position may be adversely impacted.

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

Cash Flows

We currently satisfy our working capital requirements primarily through borrowings from our factor and cash flows generated from operations.  Cash flows from operating and investing activities for the three months ended March 31, 2010 and 2009 are summarized in the following table:

	Three Months Ended March 31,
Activity:	2010	2009
Operating activities	$(1,147,588)	$896,613
Investing activities	(298,137)	(142,964)
Net increase (decrease) in cash	$(1,445,725)	$753,649

Operating Activities

Net cash used in operating activities was approximately $1,148,000 for the three months ended March 31, 2010 and net cash provided by operating activities was approximately $897,000 for the three months ended March 31, 2009.  Net cash used in operating activities for the three months ended March 31, 2010 was primarily a result of a net loss of approximately $980,000 and increased receivables and inventories, offset by increased accounts payable and accrued expenses.  Net cash provided by operations for the three months ended March 31, 2009 was primarily the result of decreased receivables and inventories, the receipt of a $1 million additional deposit during the quarter from Charlotte Russe pursuant to our distribution agreement, offset by a net loss of $1.4 million and decreased accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was approximately $298,000 and $143,000 for the three months ended March 31, 2010 and 2009, respectively.  Net cash used in investing activities for the three months ended March 31, 2010 primarily consisted of an increase in capital expenditures for computer equipment, leasehold improvements and furniture and fixtures for our new retail store locations, and expenditures for our tradeshow booth.  Net cash used in investing activities for the three months ended March 31, 2009 consisted of an increase in capital expenditures primarily for leasehold improvements and furniture and fixtures for the relocation of our corporate offices and trademark costs.

Financing Activities

There were no financing activities during the three months ended March 31, 2010 and 2009.

Factoring Agreements

Pursuant to the terms of our factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval.  If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us.  We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable and 50% of our eligible inventory.  Maximum borrowings under our People’s Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory.  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility are not to exceed $1.5 million.  Interest is charged at prime plus 1% under our People’s Liberation and J. Lindeberg facilities and, beginning January 1, 2010, 2% on our William Rast facility.  As of March 31, 2010 and 2009, total factored accounts receivable included in due from factor amounted to approximately $4,245,000 and $4,708,000, respectively.  Outstanding advances as of March 31, 2010 and 2009 amounted to approximately $3,490,000 and $3,957,000, respectively, and are included in the due from factor balance.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at March 31, 2010 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$14,402,592	$2,511,897	$5,985,272	$2,578,667	$3,326,756
Consulting agreement	60,000	60,000	-	-	-
Total	$14,462,592	$2,571,897	$5,985,272	$2,578,667	$3,326,756

At March 31, 2010, approximately $177,000 of the Company’s cash is held under lease lines as collateral to secure two of the Company’s lease agreements.

At March 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Factored accounts receivable may subject us to off-balance sheet risk.  We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes, other customer claims and invoices that are not credit approved by the factor.  From time to time, our factor also issues letters of credit and vendor guarantees on our behalf.  There were no outstanding letters of credit or vendor guarantees as of March 31, 2010 and 2009.  Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $1.4 million and at March 31, 2010.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T.       Controls and Procedures

Evaluation of Controls and Procedures

Members of the our management, including our Chief Executive Officer, Colin Dyne, and Chief Financial Officer and President, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2010, the end of the period covered by this report.  Based upon that evaluation, Messrs. Dyne and Barber concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.       Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes to such risk factors during the three months ended March 31, 2010.

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

PEOPLE’S LIBERATION, INC.

Date: May 17, 2010	/s/ Darryn Barber By: Darryn Barber Its: Chief Financial Officer and President (Principal Financial and Accounting Officer)