Form 10-Q/A
period 2009-03-31
PEOPLES LIBERATION INC
filed 2010-08-16
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of May 14, 2009, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.

Explanatory Note

We are filing this Amended Quarterly report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 and 2008 (the “Original Filing”) to amend and restate our unaudited consolidated financial statements and related disclosures for the three months ended March 31, 2009 and 2008, as discussed in Note 14 to the accompanying restated unaudited consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on May 15, 2009.

Background of the Restatement

On August 3, 2010, the Company announced that an accounting review by its management and Board of Directors, with the assistance of its independent accounting consultant, had revealed that its interpretation of certain of its operating agreements of its limited liability company subsidiaries and the accounting treatment pertaining to noncontrolling interest as it related to these subsidiaries was incorrect and not in accordance with the provisions of Statement of Financial Accounting Standard No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”) and superseded by ASC 810-10-65, adopted by the Company on January 1, 2009.  SFAS 160 provides that losses allocable to noncontrolling interest in a subsidiary may exceed the non-controlling member’s interest in the subsidiary’s equity.  The excess, and any further losses allocable to the noncontrolling interest, shall be allocated to the non-controlling member’s interest even if that allocation results in a deficit noncontrolling interest balance.  Prior to the adoption of SFAS 160, ARB 51 prohibited the allocation of losses to noncontrolling interest if that allocation resulted in a deficit noncontrolling interest balance.  Although the provisions of SFAS 160 provided for the allocation of losses to noncontrolling interest in excess of the related subsidiary’s noncontrolling interest member account, the Company did not allocate losses to certain of its limited liability company members during the year ended December 31, 2009 and the three months ended March 31, 2010.

As a result of the Company’s review of the accounting treatment of its limited liability companies, the Company also determined that its accounting for contingent priority cash distributions due to a member of one of its subsidiaries was also incorrectly accounted for in its financial statements.  Contingent priority cash distributions were incorrectly recorded as decreases in income or increases in losses attributable to common shareholders.  The Company determined that the correct accounting treatment of these contingent priority cash distributions is to record these amounts to the extent of positive equity and income of the subsidiary and per the terms of the operating agreement.  This change in accounting treatment resulted in a restatement of retained earnings and noncontrolling interest on the Company’s balance sheet, and income or loss attributable to common stockholders on the Company’s statements of operations for the years ended December 31, 2008 and 2009 and the three month period ended March 31, 2010.

As a result of these errors, the Company announced that the previously issued audited consolidated financial statements as of and for the years ended December 31, 2008 and 2009 in the Company’s Forms 10-K, and the unaudited consolidated financial statements for the three month periods ended March 31, 2010, 2009 and 2008, June 30 2009 and 2008 and September 30, 2009 and 2008, in the Company’s Forms 10-Q for those respective periods should no longer be relied upon (collectively, the “Affected Periods”). This restatement reflects the appropriate current period correction for the quarter ended March 31, 2009.

This Form 10-Q/A amends and restates Item 1 of Part I, “Financial Statements”, Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 4T of Part I, “Controls and Procedures,” of the Original Filing, in each case, solely as a result of, and to reflect, the restatement.  Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain the currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

For the convenience of the reader, this Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety. Other than as described above and to correct typographical errors contained therein, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company's filings with the Securities and Exchange Commission filed subsequent to the Original Filing.

PEOPLE’S LIBERATION, INC.

INDEX TO FORM 10-Q/A

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLE’S LIBERATION, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (As Restated)	December 31, 2008 (As Restated)
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$2,642,367	$1,888,718
Due from factor	140,695	-
Accounts receivable, net of allowance for doubtful accounts	416,433	1,307,922
Inventories	4,146,542	4,925,438
Prepaid expenses and other current assets	155,073	247,672
Total current assets	7,501,110	8,369,750
Property and equipment, net of accumulated depreciation and amortization	866,473	837,351
Trademarks, net of accumulated amortization	568,583	600,609
Intangible asset	428,572	428,572
Other assets	479,781	444,266
Total assets	$9,844,519	$10,680,548

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,302,225	$3,801,080
Due to factor	-	170,369
Customer deposits	2,000,000	1,000,000
Due to member	653,105	427,623
Income taxes payable	24,164	17,789
Total current liabilities	5,979,494	5,416,861

Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at March 31, 2009 and December 31, 2008	36,002	36,002
Additional paid-in capital	7,997,132	7,951,960
Accumulated deficit	(5,821,640)	(5,022,858)
Total stockholders’ equity	2,211,494	2,965,104

Noncontrolling interest	1,653,531	2,298,583
Total equity	3,865,025	5,263,687
Total liabilities and stockholders’ equity	$9,844,519	$10,680,548

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, (As Restated)
	2009	2008

Net sales	$7,530,078	$6,916,639
Cost of goods sold	4,176,153	3,484,416
Gross profit	3,353,925	3,432,223

Selling, design and production	2,793,273	1,948,960
General and administrative	1,944,396	1,106,629

Total operating expenses	4,737,669	3,055,589

(Loss) income from operations	(1,383,744)	376,634

Interest expense, net	44,090	21,251

(Loss) income before income taxes	(1,427,834)	355,383

Provision for income taxes	16,000	8,400

Net (loss) income	(1,443,834)	346,983

Noncontrolling interest in subsidiaries’ earnings	(645,052)	-

Net (loss) income attributable to common stockholders	$(798,782)	$346,983

Basic and diluted (loss) income per common share	$(0.02)	$0.01

Basic weighted average common shares outstanding	36,002,563	36,002,563
Diluted weighted average common shares outstanding	36,002,563	36,070,901

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	(1,443,834)	346,983
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	75,499	57,886
Allowance for doubtful accounts	5,000	1,000
Warrants issued for services	-	6,700
Stock based compensation	45,172	43,831
Impairment of long-lived asset	69,270	-
Loss on disposal of fixed asset	1,099	-
Changes in operating assets and liabilities:
Receivables	575,425	130,887
Inventories	778,896	62,944
Refundable income taxes	-	11,500
Prepaid expenses and other current assets	92,599	93,474
Prepaid design fees	-	(781,818)
Other assets	(35,515)	200,000
Accounts payable and accrued expenses	(498,855)	195,471
Customer deposits	1,000,000	-
Due to member	225,482	-
Income taxes payable	6,375	7,118
Net cash flows provided by operating activities	896,613	375,976

Cash flows from investing activities:
Acquisition of trademarks	(48,550)	(29,948)
Acquisition of property and equipment	(94,414)	(389,554)
Net cash flows used in investing activities	(142,964)	(419,502)

Net increase (decrease) in cash and cash equivalents	753,649	(43,526)
Cash and cash equivalents, beginning of period	1,888,718	362,505
Cash and cash equivalents, end of period	$2,642,367	$318,979

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$44,191	$21,251
Income taxes paid	12,025	1,450
Income taxes received	-	(11,668)

See Notes to Consolidated Financial Statements.

1.	Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of the management of People’s Liberation, Inc. (the “Company”) and subsidiaries are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company, as restated, included in the Company’s Form 10-K/A for the year ended December 31, 2008.

2.	Organization and Nature of Operations

Organization

People’s Liberation, Inc. is the parent holding company of Versatile Entertainment, Inc. (“Versatile”), a California corporation established in April of 2001, and Bella Rose, LLC (“Bella Rose”), a California limited liability company established in May 2005, both of which were consolidated on November 22, 2005 and became wholly-owned subsidiaries of the Company on the effective date of the Company’s exchange transaction.  William Rast Sourcing, LLC (“William Rast Sourcing”) and William Rast Licensing, LLC (“William Rast Licensing”), both California limited liability companies, were formed effective October 1, 2006 and are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC (“WRE”), an entity owned in part by Justin Timberlake.  J. Lindeberg USA, LLC (“J. Lindeberg USA”), a California limited liability company, was formed effective July 1, 2008 and is owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp., a New York corporation and an entity owned by J. Lindeberg AB, a Swedish corporation (collectively “Lindeberg Sweden”).  William Rast Europe Holdings, LLC (“William Rast Europe”), a Delaware limited liability company, was formed on March 11, 2009 and is a wholly-owned subsidiary of William Rast Sourcing.

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

Prior to January 1, 2009, because WRE did not have basis in the capital of William Rast Sourcing and William Rast Licensing, losses were not allocated to WRE in accordance with Accounting Research Bulletin 51.  Instead, all losses were recognized by Bella Rose in consolidation.

In accordance with the provisions of Statement of Financial Accounting Standard No. 160, Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB No. 51, superseded by ASC 810-10-65 (“SFAS 160”) adopted by the Company on January 1, 2009, the Company allocates profits and losses to each of the members of William Rast Sourcing and William Rast Licensing in accordance with the amended and restated limited liability company operating agreements for such entities, which became effective as of January 1, 2007 (the “Operating Agreements”).  The Operating Agreements provide that losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interests to the extent that the member was previously allocated losses. To the extent each member has positive equity in William Rast Sourcing and William Rast Licensing, profits will be allocated consistent with the cash distribution terms described below.

Subject to certain limitations included in the Operating Agreements, cash distributions are to be made to the members of William Rast Sourcing and William Rast Licensing in the following manner:

•
first to each member in accordance with each member’s respective percentage interest to enable the members to make timely tax payments which shall be treated as advances of, and be offset against, the distributions described below;

•
second to WRE in an amount equal to 6% of applicable sales for each calendar quarter with respect to William Rast Sourcing and 3% of applicable sales for each calendar quarter with respect to William Rast Licensing, which are referred to hereafter as contingent priority cash distributions;

•	third to Bella Rose until the aggregate amount distributed to Bella Rose equals the contingent priority cash distributions made to WRE; and
•	thereafter, in accordance with the members’ respective percentage interests.

William Rast Sourcing and William Rast Licensing have accumulated losses totaling approximately $4.7 million from inception (October 1, 2006) through March 31, 2009.  As of March 31, 2009, approximately $537,000 of these losses have been allocated to WRE, the noncontrolling interest member of William Rast Sourcing and William Rast Licensing.  Unpaid accumulated contingent priority cash distributions to WRE amounted to approximately $1.6 million and $1.3 million as of March 31, 2009 and December 31, 2008, respectively.  If and when the contingent priority cash distributions are paid to WRE, such distributions will be accounted for as decreases in noncontrolling interest in the consolidated balance sheet of the Company. Profit and loss allocations made to WRE are recorded as increases or decreases in noncontrolling interest in the consolidated statements of operations of the Company.

The adoption of SFAS 160 by the Company on January 1, 2009 requires proforma financial information to be disclosed in the Company’s most recent interim financial statements.  Unaudited proforma consolidated results of operations for the three months ended March 31, 2009 is presented as if losses were not attributed to the noncontrolling interest as follows:

Consolidated Statement of Operations Three Months Ended March 31, 2009 (condensed)	As Reported	Proforma

Net loss	$(1,443,834)	$(1,443,834)

Noncontrolling interest in subsidiaries’ earnings	$(645,052)	$(108,250)

Net (loss) income attributable to common shareholders	$(798,782)	$(1,335,584)

Basic and diluted income per common share	$(0.02)	$(0.04)

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

Nature of Operations

The Company markets and sells high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States, “J. Lindeberg,” through Versatile and Bella Rose, its wholly owned subsidiaries, and through Bella Rose’s 50% owned subsidiaries, William Rast Sourcing, William Rast Licensing and J. Lindeberg USA.  The majority of the merchandise the companies offer consists of premium denim, knits, wovens, golf wear and outerwear for men and women.  In the United States, William Rast Sourcing and J. Lindeberg USA distribute their merchandise to boutiques, specialty stores and better department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue, Neiman Marcus and Fred Segal.  The Company also markets and sells J. Lindeberg branded collection and golf apparel through its retail store in New York City and J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  Internationally, in select countries, William Rast Sourcing sells its products directly and through distributors to better department stores and boutiques throughout the world.

The Company commenced its William Rast clothing line in May 2005.  The Company’s William Rast clothing line is a collaboration with Justin Timberlake and his childhood friend, Trace Ayala.  In addition, the Company’s William Rast lifestyle collection is being developed and designed in collaboration with Paris68.

The Company began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 in collaboration with Lindeberg Sweden.  In addition to being sold in the United States through J. Lindeberg USA, J. Lindeberg branded high-end men’s fashion and premium golf apparel is marketed and sold by Lindeberg Sweden worldwide.

The Company commenced its People’s Liberation business in July 2004.  On December 16, 2008, the Company entered into an agreement with Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, “Charlotte Russe”), pursuant to which the Company’s wholly-owned subsidiary, Versatile, agreed to exclusively sell to Charlotte Russe, in North America and Central America, People’s Liberation™ branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.  The Company ceased to sell People’s Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009.  The Company will continue to market and sell People’s Liberation branded merchandise internationally, with the exception of Central America.  Sales to Charlotte Russe under the terms of this agreement are expected to begin shipping in June 2009.

The Company is headquartered in Los Angeles, California, maintains showrooms in New York, Los Angeles and Atlanta, and has sales representatives in Dallas, Texas, and Orlando, Florida.

3.	Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted the provisions of SFAS 141(R), “Business Combinations (revised 2007)” (SFAS 141(R)). SFAS 141(R) retains the underlying concepts of SFAS 141, “Business Combinations” (SFAS 141) in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all of business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).

The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the acquisition method. The final purchase price allocation of all acquired businesses is subject to the completion of the valuation of certain assets and liabilities, as well as plans for consolidation of facilities, relocation or reduction of employees and other restructuring activities. For acquisitions subject to SFAS 141(R), during the measurement period, the Company will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. Further, any associated restructuring activities will be expensed in future periods and not recorded through purchase accounting as previously done under SFAS 141. There was no significant impact from the effects of the SFAS 141(R) changes on the Company’s acquisition activity in the first three months of 2009.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations:

Three months ended March 31, 2009	(Loss) Income	Shares	Per Share
(As Restated)
Basic loss per share:
Loss attributable to common stockholders	$(798,782)	36,002,563	$(0.02)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Loss attributable to common stockholders	$(798,782)	36,002,563	$(0.02)

Three months ended March 31, 2008
(As Restated)
Basic income per share:
Income attributable to common stockholders	$346,983	36,002,563	$0.01

Effect of Dilutive Securities:
Options	-	56,800	-
Warrants	-	11,538	-
Income attributable to common stockholders	$346,983	36,070,901	$0.01

5.	Due from (to) Factor

Due from (to) factor is summarized as follows:

	March 31,	December 31,
	2009	2008
Outstanding receivables:
Without recourse	$3,853,281	$3,423,524
With recourse	854,408	692,155
	4,707,689	4,115,679
Advances	(3,956,647)	(3,520,281)
Open credits	(610,347)	(765,767)
	$140,695	$(170,369)

6.	Inventories

Inventories are summarized as follows:

	March 31,	December 31,
	2009	2008

Piece goods and trim	$1,082,600	$1,564,727
Work in process	153,588	418,710
Finished goods	2,910,354	2,942,001
	$4,146,542	$4,925,438

7.	Charlotte Russe Distribution Agreement and Customer Deposits

On December 16, 2008, the Company entered into an agreement (the “Agreement”) with Charlotte Russe, pursuant to which the Company’s wholly-owned subsidiary, Versatile, agreed to exclusively sell to Charlotte Russe, in North America and Central America, People’s Liberation™ branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.

Pursuant to the Agreement, the Company will continue to design, source, sample, fit and deliver an assortment of finished goods selected by Charlotte Russe and sell such merchandise to Charlotte Russe at wholesale prices.  Charlotte Russe has the exclusive right to market, distribute, and sell People’s Liberation branded merchandise purchased from the Company in North America and Central America through Charlotte Russe™ branded retail stores and related distribution channels, including outlet locations and direct-to-consumer sales.  The Company ceased to sell People’s Liberation branded merchandise in such territories to parties other than Charlotte Russe effective April 30, 2009.  The Company will continue to market and sell its People’s Liberation branded merchandise internationally, with the exception of Central America.  Product sales to Charlotte Russe under the terms of this agreement are expected to begin shipping in June 2009.

In consideration for the exclusive rights granted to Charlotte Russe under the Agreement, Charlotte Russe has agreed to purchase from the Company a minimum amount of People’s Liberation branded merchandise during each contract year. The aggregate minimum purchase obligation for the period from inception of the Agreement through the end of its initial term on December 31, 2012 is $65 million.  The amount of the minimum purchase obligation varies by contract year, and may be less than or greater than $65 million if the Agreement is terminated prior to expiration of the initial term or is renewed for one or more additional renewal periods.

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

Effective July 1, 2008, the Company, through its wholly-owned subsidiary, Bella Rose, and Lindeberg Sweden entered into an operating agreement and other related agreements for the Company’s newly formed subsidiary, J. Lindeberg USA.  Pursuant to the agreements, J. Lindeberg USA will source, market, and distribute J. Lindeberg™ branded apparel in the United States on an exclusive basis.  The agreements provide that the Company and Lindeberg Sweden each hold a 50% interest in J. Lindeberg USA with the business of J. Lindeberg USA being operated by the Company.  Under the terms of the agreements, Lindeberg Sweden was required to contribute to J. Lindeberg USA $20,000 in cash as well as certain assets consisting primarily of accounts receivable and inventory.  The Company was required to contribute to J. Lindeberg USA $20,000 in cash and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010.  The agreements also provide that Lindeberg Sweden will, among other things, make available to J. Lindeberg USA for purchase all new collections of J. Lindeberg™ branded apparel, and provide for the factory-direct purchase by the Company of J. Lindeberg™ branded apparel on terms no less favorable to the Company than terms received by Lindeberg Sweden or its affiliates for the same or substantially the same merchandise.  In addition, the agreements provide for a license from Lindeberg Sweden to J. Lindeberg USA of the J. Lindeberg™ mark and other related marks for use in the United States on an exclusive basis for a period of 25 years.  The operating agreement provides that J. Lindeberg AB has the option to purchase the Company’s share of J. Lindeberg USA at a negotiated purchase price as outlined in the agreement.

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

This transaction is an acquisition of a business and accounting standards require proforma financial information to be disclosed in the Company’s most recent interim financial statements.  Unaudited proforma consolidated results of operations for the three months ended March 31, 2008, as though J. Lindeberg USA had been acquired as of January 1, 2008, are as follows:

Three Months Ended
March 31,
2008

Net sales	$9,352,798
Net income	$97,275
Basis and diluted income per share	$0.00

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

During the three months ended March 31, 2009 and 2008, the Company did not grant any options and no options or warrants were exercised.  Options to purchase 1,607,542 and 1,003,999 shares were exercisable as of March 31, 2009 and 2008, respectively.  Total stock based compensation expense for the three months ended March 31, 2009 and 2008 was approximately $45,000 and $44,000, respectively.  The compensation expense recognized during the three months ended March 31, 2009 and 2008 did not change basic and diluted income or loss per share reported in the Company’s Statements of Operations.

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

For the three months ended March 31, 2009 and 2008, total stock-based compensation expense included in the consolidated statements of operations was $45,172 and $43,831, charged to the following expense categories:

	Three months ended March 31, 2009	Three months ended March 31, 2008
Selling, design and production	$6,277	$8,950
General and administrative	38,895	34,881
Total stock-based compensation	$45,172	$43,831

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2008	2,416,000	$0.72
Granted	690,000	0.41
Exercised	-	-
Forfeited	(390,000)	0.79

Options outstanding – December 31, 2008	2,716,000	0.64
Granted	-	-
Exercised	-	-
Forfeited	(185,000)	0.89

Options outstanding – March 31, 2009	2,531,000	$0.62

Additional information relating to stock options and warrants outstanding and exercisable at March 31, 2009, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$ 0.30	(options)	90,000	9.3	$0.30	67,500	$0.30
$ 0.31	(options)	48,000	8.3	$0.31	48,000	$0.31
$ 0.38	(options)	265,000	8.4	$0.38	199,215	$0.38
$ 0.40	(options)	450,000	9.3	$0.40	62,500	$0.40
$ 0.40	(warrants)	150,000	3.7	$0.40	150,000	$0.40
$ 0.46	(options)	415,000	8.3	$0.46	400,625	$0.46
$ 0.50	(options)	709,000	8.7	$0.50	361,494	$0.50
$ 0.50	(warrants)	290,000	3.7	$0.50	290,000	$0.50
$ 1.25	(options)	554,000	7.4	$1.25	468,208	$1.25
$ 1.25	(warrants)	625,000	1.7	$1.25	625,000	$1.25
$ 2.00	(warrants)	2,500,000	1.7	$2.00	2,500,000	$2.00

		6,096,000	4.6	$1.24	5,172,542	$1.37

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2008	1,443,667	$0.32
Granted	690,000	0.15
Vested	(566,802)	(0.27)
Forfeited	(390,000)	(0.32)

Unvested stock options – December 31, 2008	1,176,865	0.24
Granted	-	-
Vested	(68,407)	(0.11)
Forfeited	(185,000)	(0.34)

Unvested stock options – March 31, 2009	923,458	$0.23

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

Effective April 1, 2009, the Company entered into a consulting agreement with Innovative Brand Solutions LLC, an entity owned by one of the Company’s directors, Susan White.  The agreement provides that Susan White, through Innovative Brand Solutions, LLC, will provide marketing and branding services on behalf of the Company and receive a monthly payment of $10,000 for a period of one year ending April 1, 2010.

11.	Customer and Supplier Concentrations

During the three months ended March 31, 2009 and 2008, one customer comprised greater than 10% of the Company’s sales.  Sales to this customer amounted to 32.9% and 28.5% of net sales for the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009 and 2008, the majority of receivables due from this customer are sold to the factor and are included in the due from factor balance.

During the three months ended March 31, 2009, two suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 13.7% and 18.1% for the three months ended March 31, 2009.  During the three months ended March 31, 2008, four suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 11.4%, 11.7%, 17.9% and 18.0% for the three months ended March 31, 2008.  At March 31, 2009 and 2008, accounts payable and accrued expenses included an aggregate of approximately $199,000 and $589,000, respectively, due to these vendors.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows and (d) encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

14.	Restatement of Financial Statements

The Company has reviewed its accounting treatment of its limited liability companies as it relates to noncontrolling interest in subsidiaries’ earnings.  As a result of this review, management has determined that its accounting for noncontrolling interest as it related to certain or its subsidiaries was incorrect and not in accordance with the provisions of Statement of Financial Accounting Standard No. 160, Noncontrolling interest in Consolidated Financial Statements – an amendment to ARB No. 51, superseded by ASC 810-10-65 (the “Standard”), adopted by the Company on January 1, 2009.  The Standard provides that losses allocable to noncontrolling interest in a subsidiary may exceed its interest in the subsidiary’s equity.  The excess, and any further losses allocable to the noncontrolling interest, shall be allocated to its interest even if that allocation results in a deficit noncontrolling interest balance.  Prior to the adoption of the Standard, ARB 51 prohibited the allocation of losses to noncontrolling interest if that allocation resulted in a deficit noncontrolling interest balance.  Although the provisions of certain of the Company’s operating agreements provide for losses to be allocated to each member, and the provisions of the Standard provide that the allocation of losses to noncontrolling interest may be in excess of the related subsidiary’s noncontrolling interest member account, the Company did not properly allocate losses to certain of its limited liability company members during the year ended December 31, 2009 and the three months ended March 31, 2010.

As a result of the Company’s review of the accounting treatment of its limited liability companies, the Company also determined that its accounting for contingent priority cash distributions due to a member of one of its subsidiaries was incorrectly accounted for in its financial statements.  Contingent priority cash distributions were incorrectly recorded as decreases in income or increases in losses attributable to common shareholders.  The Company determined that the correct accounting treatment of these contingent priority cash distributions is to record these amounts only to the extent of positive equity and income of the subsidiary and per the terms of the operating agreement.    This change in accounting treatment resulted in a restatement of accumulated deficit and noncontrolling interest on the Company’s balance sheet, and noncontrolling interest and income or loss attributable to common shareholders on the Company’s statements of operations for the years ended December 31, 2008 and 2009 and the three month period ended March 31, 2010.

The description of our accounting policy for noncontrolling interests in Note 2 has also been revised.

As first reported, the Company’s financial statements for the fiscal year ended December 31, 2009 and for the three month period ended March 31, 2010, do not reflect the attribution of losses to noncontrolling interest in accordance with the Standard, which became effective on January 1, 2009.  The Company’s financial statements, as first reported, also provided for contingent priority cash distributions as decreases in income or increases in losses attributable to common shareholders on the Company’s statements of operations.  The restated financial statements for the fiscal years ended December 31, 2008 and 2009 and for the three month period ended March 31, 2010 reflect:

•	the restated income or loss attributable to common shareholders, in the calculation of earnings per share;

•
restated accumulated deficit and noncontrolling interest on the balance sheet and restated noncontrolling interest and income or loss allocable to common shareholders on the statement of operations that was previously reported with the incorrect allocation of profits and losses attributable to noncontrolling interest; and

•
restated noncontrolling interest on the balance sheet and restated noncontrolling interest and income or loss allocable to common shareholders on the statement of operations that was previously reported as decreases in income or increases in losses attributable to common shareholders and increases in noncontrolling interest on the balance sheet.

For the periods presented in this Form 10-Q/A for the three months ended March 31, 2009 and 2008, these changes resulted in a decrease in loss per share attributable to common shareholders for the three months ended March 31, 2009 to $(0.02) from the previously reported $(0.05), and an increase in income per share attributable to common shareholders for the three months ended March 31, 2008 to $0.01 and from the previously reported $0.00.

The cumulative effect of restating noncontrolling interest on the March 31, 2009 balance sheet presented in this Form 10-Q/A was a decrease in the accumulated deficit of $2.2 million and a decrease in noncontrolling interest of $2.2 million on the Company’s balance sheet.  The cumulative effect of restating noncontrolling interest on the December 31, 2008 balance sheet presented in this Form 10-Q/A was a decrease in the accumulated deficit of $1.3 million and a decrease in noncontrolling interest of $1.3 million on the Company’s balance sheet.  The restatement has no impact on total assets, total liabilities, net loss or cash flows as of March 31, 2009 and December 31, 2008. The restatement effects reported earnings for the three and six months ended June 30, 2009, the three and nine months ended September 2009, the year ended December 31, 2009, and the three months ended March 31, 2010, but has no effect on future periods.  A summary of the effects of the restatement as of March 31, 2009 and December 31, 2008 and for the three months ended March31, 2009 and 2008 are as follows:

Consolidated Balance Sheet March 31, 2009 (condensed)	As Previously Reported	As Restated
Assets

Total assets	$9,844,519	$9,844,519

Liabilities and Stockholders’ Equity

Total liabilities	$5,979,494	$5,979,494

Stockholders’ equity:

Common stock	36,002	36,002
Additional paid-in capital	7,997,132	7,997,132
Accumulated deficit	(7,978,578)	(5,821,640)
Total stockholders’	54,556	2,211,494

Noncontrolling interest	3,810,469	1,653,531
Total equity	3,865,025	3,865,025
Total liabilities and stockholders’ equity	$9,844,519	$9,844,519

Consolidated Balance Sheet December 31, 2008 (condensed)	As Previously Reported	As Restated
Assets

Total assets	$10,680,548	$10,680,548

Liabilities and Stockholders’ Equity

Total liabilities	$5,416,861	$5,416,861

Stockholders’ equity:

Common stock	36,002	36,002
Additional paid-in capital	7,951,960	7,951,960
Accumulated deficit	(6,349,151)	(5,022,858)
Total stockholders’ equity	1,638,811	2,965,104

Noncontrolling interest	3,624,876	2,298,583
Total equity	5,263,687	5,263,687
Total liabilities and stockholders’ equity	$10,680,548	$10,680,548

Consolidated Statement of Operations Three Months Ended March 31, 2009 (condensed)	As Previously Reported	As Restated

Net loss	$(1,443,834)	$(1,443,834)

Noncontrolling interest in subsidiaries’ earnings	$185,593	$(645,052)

Net (loss) income attributable to common shareholders	$(1,629,427)	$(798,782)

Basic and diluted income per common share	$(0.05)	$(0.02)

Consolidated Statement of Operations Three Months Ended March 31, 2008 (condensed)	As Previously Reported	As Restated

Net income (loss)	$346,983	$346,983

Noncontrolling interest in subsidiaries’ earnings	$284,648	$-

Net income attributable to common shareholders	$62,335	$346,983

Basic and diluted income per common share	$0.00	$0.01

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q, as amended, is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q, as amended.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People’s Liberation, Inc. for the three months ended March 31, 2009 and the three months ended March 31, 2008.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, including those set forth in “Risk Factors” contained in Item 1A of each of our Annual Report on Form 10-K for the year ended December 31, 2008 and this Quarterly Report on Form 10-Q, as amended,.

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

We commenced our People’s Liberation business in July 2004.  On December 16, 2008, we entered into an agreement with Charlotte Russe pursuant to which we agreed to exclusively sell to Charlotte Russe, in North America and Central America, People’s Liberation™ branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.  We ceased to sell People’s Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009.  We will continue to market and sell People’s Liberation branded merchandise internationally, with the exception of Central America.  Product sales to Charlotte Russe under the terms of this agreement are expected to begin shipping in June 2009.

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

Manufacturing and Supply

We use third party contract manufacturers to produce our People’s Liberation and William Rast denim finished goods from facilities located primarily in Los Angeles, California.  For the majority of our denim products, we purchase fabric and trim from suppliers who deliver these components directly to us to be cut, sewn, washed and finished by our contract manufacturers.  For the majority of our knits and other non-denim products, we source these goods from international suppliers.  As our product offerings increase, we intend to expand the number of contract manufacturers we use, both domestically and internationally, to perform some or all of the manufacturing processes required to produce finished products.  We currently purchase all of our J. Lindeberg branded apparel products from J. Lindeberg AB, the beneficial owner of 50% of our subsidiary, J. Lindeberg USA, LLC.  We intend to source our People’s Liberation denim and knit products sold to Charlotte Russe under our exclusive distribution agreement from international suppliers of full package goods.  Additionally, we are beginning to source denim for William Rast from international suppliers of full package goods.

Structure of Operations

Our wholly-owned subsidiary Versatile Entertainment, Inc. conducts our People’s Liberation brand business.  Our William Rast brand business is conducted through our wholly-owned subsidiary Bella Rose, LLC.  William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose and are each owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC, an entity owned in part by Justin Timberlake.  Our J. Lindeberg brand business is conducted through Bella Rose.  J. Lindeberg USA, LLC is consolidated under Bella Rose and is owned 50% by Bella Rose and 50% by J. Lindeberg USA, Corp. an entity owned by J. Lindeberg AB, a Swedish corporation.  William Rast Europe Holdings, LLC (“William Rast Europe”), a Delaware limited liability company, was formed on March 11, 2009 and is a wholly-owned subsidiary of William Rast Sourcing.  There currently is no significant activity in this newly formed entity.

Recent Developments

On December 16, 2008, we entered into an agreement with Charlotte Russe pursuant to which we agreed to exclusively sell to Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, “Charlotte Russe”), in North America and Central America, People’s Liberation™ branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.  We will continue to design, source, sample, fit and deliver an assortment of finished goods selected by Charlotte Russe and sell such merchandise to Charlotte Russe at wholesale prices.  Charlotte Russe has the exclusive right to market, distribute, and sell People’s Liberation branded merchandise purchased from us in North America and Central America through Charlotte Russe™ branded retail stores and related distribution channels, including outlet locations and direct-to-consumer sales.  We ceased to sell People’s Liberation branded merchandise in such territories to parties other than Charlotte Russe effective April 30, 2009.  We will continue to market and sell People’s Liberation branded merchandise internationally, with the exception of Central America.  Product sales to Charlotte Russe under the terms of this agreement are expected to begin shipping in June 2009.

In consideration for the exclusive rights granted to Charlotte Russe under the Agreement, Charlotte Russe has agreed to purchase from us a minimum amount of People’s Liberation branded merchandise during each contract year.  The aggregate minimum purchase obligation for the period from inception of the Agreement through the end of its initial term on December 31, 2012 is $65 million.  The amount of the minimum purchase obligation varies by contract year, and may be less than or greater than $65 million if the Agreement is terminated prior to expiration of the initial term or is renewed for one or more additional renewal periods.

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

Stock Based Compensation.  Stock-based compensation expense is recognized based on awards ultimately expected to vest on a straight-line prorated basis.  The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model.  The valuation determined by the Black-Scholes pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Stock price volatility was estimated based on a peer group of public companies and the expected term was estimated using the “safe harbor” provisions provided in SAB 107 and SAB 110.

 Noncontrolling Interest.  Profit and loss allocations to noncontrolling interest members of our subsidiaries are recorded as increases and decreases in noncontrolling interest in our consolidated financial statements.  Cash distributions, if any, made to a noncontrolling interest member of any of our subsidiaries are accounted for as decreases in noncontrolling interest in the consolidated balance sheet of the Company.  To the extent the priority distributions are made, it would reduce the income allocable to the controlling interest.

Recent Accounting Pronouncements

See Note 13 to Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Results of Operations

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Net sales	100.0%	100.0%
Cost of goods sold	55.5	50.4
Gross profit	44.5	49.6
Selling, design and production expenses	37.1	28.2
General and administrative expenses	25.8	16.0
Operating (loss) income	(18.4)%	5.4%

Comparison of three months ended March 31, 2009 and three months ended March 31, 2008

Net Sales

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change

Net Sales	$7,530,078	$6,916,639	8.9%

The increase in net sales for the three months ended March 31, 2009 was due primarily to the commencement in July 2008 of wholesale and retail sales of our new apparel line, J. Lindeberg, and a slight increase in sales volume of our William Rast apparel line, offset by a decrease in sales volume of our People’s Liberation product line.  We began distributing J. Lindeberg brand products in the United States on an exclusive basis beginning July 2008.  We anticipate that the addition of this new product line will have a positive impact on our future sales.  The decrease in People’s Liberation sales was due primarily to our transition to an exclusive distributor relationship with Charlotte Russe, as discussed above, pursuant to which our People’s Liberation product line will be marketed and sold through a different distribution channel then that of our existing Peolple’s Liberation customers.  As a result of this transition, we experienced order cancellations from our existing customers and we eliminated our production of available-to-sell goods, which resulted in a decrease in net sales during the quarter ended March 31, 2009.  Product sales to Charlotte Russe under the terms of our agreement are expected to begin in June 2009.

 Gross Profit

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change

Gross Profit	$3,353,925	$3,432,223	(2.3)%

Gross profit consists of net sales less cost of goods sold.  Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight, duty and overhead expenses.  Overhead expenses primarily consist of third party warehouse and shipping costs.  Our gross margin decreased to 44.5% for the three months ended March 31, 2009 from 49.6% for the three months ended March 31, 2008.  The decrease in gross profit as a percentage of net sales was due to increased off-price sales, including off price sales of our People’s Liberation product line as we prepared to cease selling People’s Liberation branded merchandise in North and Central America effective April 30, 2009, pursuant to the terms of our exclusive distribution agreement with Charlotte Russe.

Selling, Design and Production Expenses

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change

Selling, design and production expenses	$2,793,273	$1,948,960	43.3%

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

General and Administrative Expenses

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change

General and administrative expenses	$1,944,396	$1,106,629	75.7%

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

Interest Expense, net

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change

Interest Expense, net	$44,090	$21,251	107.5%

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

Provision for Income Tax

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change

Provision for Income Tax	$16,000	$8,400	90.5%

The provision for income taxes for the three months ended March 31, 2009 and 2008 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, William Rast Sourcing, LLC and J. Lindeberg USA, LLC.  A provision for Federal income taxes has not been recorded for the three months ended March 31, 2009, as we had a net loss during the quarter. A provision for Federal income taxes was not recorded for the three months ended March 31, 2008, as any tax liabilities generated from net income would be offset by the Company’s net operating loss carryforwards.  As of March 31, 2009, a valuation allowance has been provided for our deferred income tax assets related to net operating loss carryforwards, bad debt and other reserves.  As of December 31, 2008, total net operating losses available to carry forward to future periods amounted to approximately $4.5 million.  At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses and other deferred tax assets.

Net (Loss) Income

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change

Net (loss) income	$(1,443,834)	$346,983	*
* Not meaningful

The increase in net loss during the three months ended March 31, 2009 compared to net income during the three months ended March 31, 2008 is due primarily to increased operating expenses incurred during the quarter.  Increased sales during the three months ended March 31, 2009 were offset by decreased gross margin during the quarter, as discussed above.

Noncontrolling Interest

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change

Noncontrolling interest	$(645,052)	$-	*
* Not meaningful

Noncontrolling interest recorded for the three months ended March 31, 2009 represents loss allocations to William Rast Enterprises, a member of William Rast Sourcing and William Rast Licensing, and J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.    Beginning January 1, 2009, losses from William Rast Sourcing and William Rast Licensing are allocated in accordance with each member’s percentage interest and profits will be allocated to the members based on their percentage interests to the extent that the member was previously allocated losses.  These allocations to William Rast Enterprises are recorded as a noncontrolling interest in the consolidated financial statements.  The increase in noncontrolling interest recorded for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was due to the allocation of losses to William Rast Enterprises during the three months ended March 31, 2009, due to the adoption of a new accounting standard that took effect beginning January 1, 2009.  There was no allocation of losses to William Rast Enterprises during the three months ended March 31, 2008.

Net (Loss) Income Attributable to Common Stockholders

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Percent Change

Net (loss) income attributable to common stockholders	$(798,782)	$346,983	*
* Not meaningful

The increase in net loss attributable to common stockholders during the three months ended March 31, 2009 compared to net income attributable to common stockholders during the three months ended March 31, 2008 is due primarily to increased operating expenses incurred during the quarter, offset by increased noncontrolling interest recorded during the three months ended March 31, 2009.  Increased sales during the three months ended March 31, 2009 were offset by decreased gross margin during the quarter, as discussed above.

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

We are subject to a contractual agreement that may require us to contribute cash to J. Lindeberg USA, LLC.  Pursuant to the operating agreement we entered into with J. Lindeberg USA Corp and J. Lindeberg AB, we contributed $20,000 in cash to our 50% owned subsidiary, J. Lindeberg USA, LLC, and will be required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010.  Our J. Lindeberg USA, LLC, factoring agreements currently provide for corporate guaranties from our related entities, People’s Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc.  At this point in time, the cash amount in excess of $20,000 that we may be required to contribute to J. Lindeberg USA, LLC, if any, is uncertain and our future cash position may be adversely impacted.  Notwithstanding the foregoing, we currently do not have any material commitments for capital expenditures.

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

Cash Flows

We currently satisfy our working capital requirements primarily through borrowings from our factor and cash flows generated from operations.  Cash flows from operating and investing activities for the three months ended March 31, 2009 and 2008 are summarized in the following table:

	Three Months Ended March 31,
Activity:	2009	2008
Operating activities	$896,613		$375,976
Investing activities	(142,964)		(419,502)
Net increase (decrease) in cash	$753,649	$	(43,526)

Operating Activities

Net cash provided by operating activities was approximately $897,000 and $376,000 for the three months ended March 31, 2009 and 2008.  Although we experienced a net loss of $1.4 million during the three months ended March 31, 2009, cash provided from operating activities was positive primarily as a result of decreased receivables and inventories, the receipt of a $1 million additional deposit during the quarter from Charlotte Russe pursuant to our distribution agreement, offset by decreased accounts payable and accrued expenses.  Cash provided by operating activities for the three months ended March 31, 2008 resulted primarily from decreased receivables, inventories, prepaid expenses and other assets, and increased accounts payable and accrued expenses, offset by increased prepaid design fees.  As of March 31, 2008, prepaid design fees related to the Company’s William Rast men’s and women’s ready-to-wear product line designed by Paris68 amounted to $781,818 and represented design fee payments made in accordance with the terms of a design services agreement entered into effective November 15, 2007 with Paris68, LLC.  Effective December 1, 2008, the design services agreement was terminated and the parties are currently negotiating the terms of a new design consulting arrangement.  The new design consulting arrangement will provide for a reduction in the fees paid for services and a reduction in the percentage of royalty payments due under the prior agreement.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at March 31, 2009 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$2,655,248	$1,137, 616	$1,500,856	$16,776	$-
Consulting agreements	314,000	314,000	-	-	-
Total	$2,969,248	$1,451,616	$1,500,856	$16,776	$-

Effective December 1, 2008, the design services agreement with Paris68 LLC was terminated and the parties are currently negotiating the terms of a new design consulting agreement.  We currently have a verbal agreement with Paris68 LLC which provides for the payment of design fees at a rate of $97,000 per month in addition to travel and other expenses incurred by the design team.

At March 31, 2009, approximately $150,000 of the Company’s cash is held under a lease line as collateral to secure one of the Company’s lease agreements.

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

As was initially reported, management was satisfied that its disclosure controls and procedures were effective and that no significant changes in its internal control over financial reporting had occurred. Subsequent to such evaluations, upon review of material contractual agreements, it was determined that allocations and distributions as set forth in certain of our agreements were not being properly accounted for in our consolidated financial statements.  After our review, management has determined that its accounting for noncontrolling interest as it related to certain or our subsidiaries was incorrect.  As a result of management’s determination, the Board of Directors decided to revise the accounting treatment related to noncontrolling interest and to restate our financial statements for the fiscal years ended December 31, 2008 and 2009, and three months ended March 31, 2010, as described elsewhere in this report.

In light of the restatement, management and Crowe Horwath LLP, our independent registered public accountants, concluded that a material weakness existed in our internal control over financial reporting. As a result, management has now concluded that our disclosure controls and procedures were not effective as of March 31, 2009. Subsequent to March 31, 2009, we remedied this material weakness by changing our policies and procedures with regards to the application of the requirements of new accounting standards as they relate to our existing material contracts.   With the assistance of outside accounting consultants, our Chief Financial Officer will review new accounting pronouncements that are adopted by the Company and will determine their impact on the way the requirements of new accounting standards are applied to our existing material contracts.

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

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q, as amended, contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to such risk factors during the three months ended March 31, 2009.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1
Independent Consulting Agreement entered into by and between People’s Liberation, Inc. and Susan White effective April 1, 2009.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed May 15, 2009.

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

PEOPLE’S LIBERATION, INC.

Date: August 16, 2010		/s/ Darryn Barber
	By:	Darryn Barber
	Its:	Chief Financial Officer and President
(Principal Financial and
Accounting Officer)