Form 10-Q/A
period 2009-06-30
PEOPLES LIBERATION INC
filed 2010-08-16
CIK 791770

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No☒

As of August 13, 2009, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.

Explanatory Note

We are filing this Amended Quarterly report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009 and 2008 (the “Original Filing”) to amend and restate our unaudited consolidated financial statements and related disclosures for the three and six months ended June 30, 2009 and 2008, as discussed in Note 15 to the accompanying restated unaudited consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on August 13, 2009.

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

As a result of these errors, the Company announced that the previously issued audited consolidated financial statements as of and for the years ended December 31, 2008 and 2009 in the Company’s Forms 10-K, and the unaudited consolidated financial statements for the three month periods ended March 31, 2010, 2009 and 2008, June 30 2009 and 2008 and September 30, 2009 and 2008, in the Company’s Forms 10-Q for those respective periods should no longer be relied upon (collectively, the “Affected Periods”). This restatement reflects the appropriate current period correction for the quarter ended June 30, 2009.

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

PEOPLE’S LIBERATION, INC.

INDEX TO FORM 10-Q/A

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLE’S LIBERATION, INC.
CONSOLIDATED BALANCE SHEETS
	June 30, 2009 (As Restated)	December 31, 2008 (As Restated)
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,160,591	$1,888,718
Due from factor	1,283,657	-
Accounts receivable, net of allowance for doubtful accounts	166,714	1,307,922
Inventories	3,634,633	4,925,438
Prepaid expenses and other current assets	177,101	247,672
Total current assets	8,422,696	8,369,750
Property and equipment, net of accumulated depreciation and amortization	1,148,358	837,351
Trademarks, net of accumulated amortization	590,714	600,609
Intangible asset	428,572	428,572
Other assets	461,781	444,266
Total assets	$11,052,121	$$10,680,548

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,874,225	$3,801,080
Due to factor	-	170,369
Customer deposits	673,701	1,000,000
Due to member	800,014	427,623
Income taxes payable	-	17,789
Total current liabilities	6,347,940	5,416,861

Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at June 30, 2009 and December 31, 2008	36,002	36,002
Additional paid-in capital	8,038,238	7,951,960
Accumulated deficit	(4,822,814)	(5,022,858)
Total stockholders’ equity	3,251,426	2,965,104

Noncontrolling interest	1,452,755	2,298,583
Total equity	4,704,181	5,263,687
Total liabilities and stockholders’ equity	$11,052,121	$10,680,548

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(As Restated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$9,949,864	$6,745,745	$17,479,942	$13,662,384
Cost of goods sold	5,214,661	3,570,319	9,390,814	7,054,735
Gross profit	4,735,203	3,175,426	8,089,128	6,607,649

Selling, design and production expenses	2,250,909	1,960,318	5,044,182	3,909,278
General and administrative expenses	1,623,692	1,326,500	3,568,088	2,433,129

Total operating expenses	3,874,601	3,286,818	8,612,270	6,342,407

Income (loss) from operations	860,602	(111,392)	(523,142)	265,242

Interest expense, net	56,762	23,157	100,852	44,408
Other income	-	(6,112)	-	(6,112)
Total other expense	56,762	17,045	100,852	38,296

Income (loss) before income taxes	803,840	(128,437)	(623,994)	226,946

Provision for income taxes	5,790	5,790	21,790	14,190

Net income (loss)	798,050	(134,227)	(645,784)	212,756)

Noncontrolling interest in subsidiaries’ earnings	(200,776)	-	(845,828)	-

Net income (loss) attributable to common stockholders	$998,826	$(134,227)	$200,044	$212,756

Basic and diluted income (loss) per common share	$0.03	$(0.00)	$0.01	$0.01

Basic weighted average common shares outstanding	36,002,563	36,002,563	36,002,563	36,002,563
Diluted weighted average common shares outstanding	36,002,563	36,002,563	36,002,563	36,032,892

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(645,784)	$212,756
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	165,080	127,696
Allowance for doubtful accounts	(5,000)	17,000
Warrants issued for services	-	6,700
Stock based compensation	86,278	88,805
Impairment of long-lived asset	69,270	-
Loss on disposal of fixed asset	1,099	-
Changes in operating assets and liabilities:
Receivables	(558,168)	638,679
Inventories	1,290,805	152,411
Refundable income taxes	-	11,500
Prepaid expenses and other current assets	70,571	(314,114)
Prepaid design fees	-	(1,354,545)
Other assets	(17,515)	205,894
Accounts payable and accrued expenses	1,091,761	714,565
Customer deposits	(326,299)	-
Due to member	372,391	-
Income taxes payable	(36,405)	12,908
Net cash flows provided by operating activities	1,558,084	520,255

Cash flows from investing activities:
Acquisition of retail store	(100,000)	-
Acquisition of trademarks	(81,024)	(121,853)
Acquisition of property and equipment	(105,187)	(427,479)
Net cash flows used in investing activities	(286,211)	(549,332)

Net increase (decrease) in cash and cash equivalents	1,271,873	(29,077)
Cash and cash equivalents, beginning of period	1,888,718	362,505
Cash and cash equivalents, end of period	$3,160,591	$333,428

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$57,312	$44,408
Income taxes paid	58,995	1,450
Income taxes received	-	(11,668)
Non-cash investing activity:
Acquisition of retail store:
Cancellation of trade receivables	(250,350)	-
Fair value of property and equipment acquired	350,350	-

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

1.	Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of the management of People’s Liberation, Inc. (the “Company”) and subsidiaries are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2008.

2.	Organization and Nature of Operations

Organization

People’s Liberation, Inc. is the parent holding company of Versatile Entertainment, Inc. (“Versatile”), a California corporation established in April of 2001, and Bella Rose, LLC (“Bella Rose”), a California limited liability company established in May 2005, both of which were consolidated on November 22, 2005 and became wholly-owned subsidiaries of the Company on the effective date of the Company’s exchange transaction.  William Rast Sourcing, LLC (“William Rast Sourcing”) and William Rast Licensing, LLC (“William Rast Licensing”), both California limited liability companies, were formed effective October 1, 2006 and are owned 50% by Bella Rose and 50% by William Rast Enterprises, LLC (“WRE”), an entity owned in part by Justin Timberlake.  J. Lindeberg USA, LLC (“J. Lindeberg USA”), a California limited liability company, was formed effective July 1, 2008 and is owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp., a New York corporation and an entity owned by J. Lindeberg AB, a Swedish corporation (collectively “Lindeberg Sweden”).  William Rast Europe Holdings, LLC, a Delaware limited liability company, was formed on March 11, 2009 and is a wholly-owned subsidiary of William Rast Sourcing.  William Rast Europe B.V. was formed on June 30, 2009 and is a wholly-owned subsidiary of William Rast Europe Holdings, LLC.  William Rast Europe Holdings, LLC and William Rast Europe B.V. (collectively “William Rast Europe”) were formed to distribute William Rast apparel and accessories in Europe.

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

PEOPLE’S LIBERATION, INC.
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

In accordance with the provisions of Statement of Financial Accounting Standard No. 160, Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB No. 51, superseded by ASC 810-10-65 adopted by the Company on January 1, 2009, the Company allocates profits and losses to each of the members of William Rast Sourcing and William Rast Licensing in accordance with the amended and restated limited liability company operating agreements for such entities, which became effective as of January 1, 2007 (the “Operating Agreements”).  The Operating Agreements provide that losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interests to the extent that the member was previously allocated losses. To the extent each member has positive equity in William Rast Sourcing and William Rast Licensing, profits will be allocated consistent with the cash distribution terms described below.

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

•
third to Bella Rose until the aggregate amount distributed to Bella Rose equals the contingent priority cash distributions made to WRE; and thereafter, in accordance with the members’ respective percentage interests.

William Rast Sourcing and William Rast Licensing have accumulated losses totaling approximately $5.1 million from inception (October 1, 2006) through June 30, 2009.  As of June 30, 2009, approximately $760,000 of these losses has been allocated to WRE, the noncontrolling interest member of William Rast Sourcing and William Rast Licensing.  Unpaid accumulated contingent priority cash distributions to WRE amounted to approximately $1.9 million and $1.3 million as of June 30, 2009 and December 31, 2008, respectively.  If and when the contingent priority cash distributions are paid to WRE, such distributions will be accounted for as decreases in noncontrolling interest in the consolidated balance sheet of the Company. Profit and loss allocations made to WRE are recorded as increases or decreases in noncontrolling interest in the consolidated statements of operations of the Company.

The adoption of SFAS 160 by the Company on January 1, 2009 requires proforma financial information to be disclosed in the Company’s most recent interim financial statements.  Unaudited proforma consolidated results of operations for the three and six months ended June 30, 2009 is presented as if losses were not attributed to the noncontrolling interest as follows:

Consolidated Statement of Operations Three Months Ended June 30, 2009 (condensed)	As Reported	Proforma

Net income	$798,050	$798,050

Noncontrolling interest in subsidiaries’ earnings	$(200,776)	$22,170

Net income attributable to common shareholders	$998,826	$775,880

Basic and diluted income per common share	$0.03	$0.02

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Consolidated Statement of Operations Six Months Ended June 30, 2009 (condensed)	As Reported	Proforma

Net loss	$(645,784)	$(645,784)

Noncontrolling interest in subsidiaries’ earnings	$(845,828)	$(86,080)

Net income (loss) attributable to common shareholders	$200,044	$(559,704)

Basic and diluted income (loss) per common share	$0.01	$(0.02)

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

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

3.	Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards 141(R), “Business Combinations (revised 2007)” (SFAS 141(R)). SFAS 141(R) retains the underlying concepts of SFAS 141, “Business Combinations” (SFAS 141) in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all of business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R).

The assets and liabilities of acquired businesses are recorded at fair value at the date of acquisition under the acquisition method. The final purchase price allocation of all acquired businesses is subject to the completion of the valuation of certain assets and liabilities, as well as plans for relocation or reduction of employees and other restructuring activities. For acquisitions subject to SFAS 141(R), during the measurement period, the Company will recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period shall not exceed one year from the acquisition date. There was no significant impact from the effects of the SFAS 141(R) changes on the Company’s acquisition activity in the first six months of 2009.

Effective January 1, 2009, the Company adopted the provisions of SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements.”  Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income (loss) to be recast to include net income (loss) attributable to the noncontrolling interest. As a result of this adoption, the Company reclassified noncontrolling interests in the amount of $2.3 million from the mezzanine section to equity in the December 31, 2008 balance sheet.

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107,  Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS 165, Subsequent Events.  SFAS 165 establishes the principles and requirements for the disclosure of subsequent events including the period after the balance sheet date during which management of a reporting entity will evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity will recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity will make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim or annual periods ending after June 15, 2009, and should be applied prospectively.  Note 11 sets forth the Company’s evaluation of the significant events that occurred after June 30, 2009 and through August 13, 2009, the date these interim financial statements as of and for the three and six month periods ended June 30, 2009 were issued.

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,456,000 shares of common stock at exercise prices ranging from $0.30 to $1.25 per share were outstanding for the three months ended June 30, 2008, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

Warrants representing 3,415,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 1,823,000 shares of common stock at exercise prices ranging from $0.46 to $1.25 per share were outstanding for the six months ended June 30, 2008, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

During the six months ended June 30, 2008, the Company issued warrants to purchase 40,000 shares of its common stock to a consulting firm.  The warrants have an exercise price of $0.50, a five-year term and vested over the nine-month term of the contract.  For the three and six months ended June 30, 2008, there were no stock based compensation grants.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

Three months ended June 30, 2009	Income (Loss)	Shares	Per Share
(As Restated)
Basic income per share:
Income attributable to common stockholders	$998,826	36,002,563	$0.03

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Income attributable to common stockholders	$998,826	36,002,563	$0.03

Three months ended June 30, 2008
(As Restated)
Basic loss per share:
Loss attributable to common stockholders	$(134,227)	36,002,563	$(0.00)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Loss attributable to common stockholders	$(134,227)	36,002,563	$(0.00)

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Six months ended June 30, 2009
(As Restated)
Basic income per share:
Income available to common stockholders	$200,044	36,002,563	$0.01

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Income available to common stockholders	$200,044	36,002,563	$0.01

Six months ended June 30, 2008
(As Restated)
Basic income per share:
Income available to common stockholders	$212,756	36,002,563	$0.01

Effect of Dilutive Securities:
Options	-	28,676	-
Warrants	-	1,653	-
Income available to common stockholders	$212,756	36,032,892	$0.01

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

5.	Due from (to) Factor

Due from (to) factor is summarized as follows:
	June 30,	December 31,
	2009	2008
Outstanding receivables:
Without recourse	$3,381,467	$3,423,524
With recourse	1,518,212	692,155
	4,899,679	4,115,679
Advances	(2,995,966)	(3,520,281)
Open credits	(620,056)	(765,767)
	$1,283,657	$(170,369)

6.	Inventories

Inventories are summarized as follows:
	June 30,	December 31,
	2009	2008

Piece goods and trim	$362,476	$1,564,727
Work in process	228,107	418,710
Finished goods	3,044,050	2,942,001
	$3,634,633	$4,925,438

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

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

PEOPLE’S LIBERATION, INC.
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

This transaction is an acquisition of a business and accounting standards require proforma financial information to be disclosed in the Company’s most recent interim financial statements.  Unaudited proforma consolidated results of operations for the three and six months ended June 30, 2008, as though J. Lindeberg USA had been acquired as of January 1, 2008, are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008	2008

Net sales	$8,698,946	$18,051,744
Net loss	$(650,321)	$(559,554)
Basis and diluted loss per share	$ (0.02)	$ (0.02)

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

PEOPLE’S LIBERATION, INC.
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

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

For the six months ended June 30, 2009 and 2008, total stock-based compensation expense included in the consolidated statements of operations was $86,278 and $88,805, charged to the following expense categories:

	Six months ended June 30, 2009	Six months ended June 30, 2008
Selling, design and production	$11,561	$17,822
General and administrative	74,717	70,983
Total stock-based compensation	$86,278	$88,805

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2008	2,416,000	$0.72
Granted	690,000	0.41
Exercised	-	-
Forfeited	(390,000)	0.79

Options outstanding – December 31, 2008	2,716,000	0.64
Granted	394,000	0.20
Exercised	-	-
Forfeited	(185,000)	0.89

Options outstanding – June 30, 2009	2,925,000	$0.56

Additional information relating to stock options and warrants outstanding and exercisable at June 30, 2009, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$ 0.20	(options)	394,000	10.0	$0.20	-	$0.20
$ 0.30	(options)	90,000	9.0	$0.30	90,000	$0.30
$ 0.31	(options)	48,000	8.0	$0.31	48,000	$0.31
$ 0.38	(options)	265,000	8.2	$0.38	230,670	$0.38
$ 0.40	(options)	450,000	9.0	$0.40	204,860	$0.40
$ 0.40	(warrants)	150,000	3.4	$0.40	150,000	$0.40
$ 0.46	(options)	415,000	8.0	$0.46	415,000	$0.46
$ 0.50	(options)	709,000	8.4	$0.50	410,238	$0.50
$ 0.50	(warrants)	290,000	3.4	$0.50	290,000	$0.50
$ 1.25	(options)	554,000	7.2	$1.25	481,833	$1.25
$ 1.25	(warrants)	625,000	1.4	$1.25	625,000	$1.25
$ 2.00	(warrants)	2,500,000	1.4	$2.00	2,500,000	$2.00

		6,490,000	4.7	$1.17	5,445,601	$1.32

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2008	1,443,667	$0.32
Granted	690,000	0.15
Vested	(566,802)	(0.27)
Forfeited	(390,000)	(0.32)

Unvested stock options – December 31, 2008	1,176,865	0.24
Granted	394,000	0.03
Vested	(341,467)	(0.20)
Forfeited	(185,000)	(0.34)

Unvested stock options – June 30, 2009	1,044,398	$0.16

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

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Entering into these two lease agreements by the Company is considered an “unrecognized subsequent event” as defined by SFAS 165 discussed under Note 3 above.  As of August 13, 2009, the date these interim financial statements were issued, management has evaluated the lease agreements and has determined that there is no material financial impact, other than future contractual obligations for these operating leases as listed below, on the financial statements as of and for the three and six month periods ended June 30, 2009.

Future annual minimum payments due under the leases are summarized as follows:

Years Ending December 31,
2009 (six months)	$99,707
2010	605,859
2011	623,499
2012	642,016
2013	661,189
2014	681,045
Thereafter	3,688,728
$7,002,043

12.	Customer and Supplier Concentrations

During the six months ended June 30, 2009, two customers comprised greater than 10% of the Company’s sales.  Sales to these customers amounted to 22.2% and 21.6% of net sales for the six months ended June 30, 2009.  During the six months ended June 30, 2008, one customer comprised greater than 10% of the Company’s sales.  Sales to this customer amounted to 31.1% of net sales for the six months ended June 30, 2008.  At June 30, 2009 and 2008, a significant portion of receivables due from these customers were sold to the factor and are included in the due from factor balance.

During the six months ended June 30, 2009, three suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 26.7%, 24.7% and 11.4% for the six months ended June 30, 2009.  During the six months ended June 30, 2008, three suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 13.0%, 16.5% and 18.1% for the six months ended June 30, 2008.  At June 30, 2009 and 2008, accounts payable and accrued expenses included an aggregate of approximately $659,000 and $721,000, respectively, due to these vendors.

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

PEOPLE’S LIBERATION, INC.
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

In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets" an amendment of FAS 140.  FAS 166 is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements regarding transfers of financial assets, including the effects of a transfer on its financial position, financial performance, and cash flows, and the transferor's continuing involvement, if any, in the transferred financial assets. This statement must be applied as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 166 to have a material impact on its results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)."  FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise's involvement in a variable interest entity.  This statement must be applied as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009.  The Company does not expect the adoption of FAS 167 to have a material impact on its results of operations, financial condition or cash flows.

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

15.	Restatement of Financial Statements

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

For the periods presented in this Form 10-Q/A for the three and six months ended June 30, 2009 and 2008, these changes resulted in an increase in income per share attributable to common shareholders for the three and six month periods ended June 30, 2009 to $0.03 and $0.01, respectively, from the previously reported $0.01 and $(0.03), respectively, and for the three and six months ended June 30, 2008 to $0.00 and $0.01, respectively, from the previously reported $(0.01) and $(0.01), respectively.

The cumulative effect of restating noncontrolling interest on the June 30, 2009 balance sheet presented in this Form 10-Q/A was a decrease in the accumulated deficit of $2.6 million and a decrease in noncontrolling interest of $2.6 million on the Company’s balance sheet.  The cumulative effect of restating noncontrolling interest on the December 31, 2008 balance sheet presented in this Form 10-Q/A was a decrease in the accumulated deficit of $1.3 million and a decrease in noncontrolling interest of $1.3 million on the Company’s balance sheet.  The restatement has no impact on total assets, total liabilities, net loss or cash flows. The restatement effects reported earnings for the three and nine months ended September 2009, the year ended December 31, 2009, and the three months ended March 31, 2010, but has no effect on future periods.  A summary of the effects of the restatement as of December 31, 2008 and for the three and six month periods ended June 30, 2009 are as follows:

Consolidated Balance Sheet June 30, 2009 (condensed)	As Previously Reported	As Restated
Assets

Total assets	$11,052,121	$11,052,121

Liabilities and Stockholders’ Equity

Total liabilities	$6,347,940	$6,347,940

Stockholders’ equity:

Common stock	36,002	36,002
Additional paid-in capital	8,038,238	8,038,238
Accumulated deficit	(7,451,974)	(4,822,814)
Total stockholders’ equity	622,266	3,251,426

Noncontrolling interest	4,081,915	1,452,755
Total equity	4,704,181	4,704,181
Total liabilities and stockholders’ equity	$11,052,121	$11,052,121

Consolidated Balance Sheet December 31, 2008 (condensed)	As Previously Reported	As Restated
Assets

Total assets	$10,680,548	$10,680,548

Liabilities and Stockholders’ Equity

Total liabilities	$5,416,861	$5,416,861

Stockholders’ equity:

Common stock	36,002	36,002
Additional paid-in capital	7,951,960	7,951,960
Accumulated deficit	(6,349,151)	(5,022,858)
Total stockholders’ equity	1,638,811	2,965,104

Noncontrolling interest	3,624,876	2,298,583
Total equity	5,263,687	5,263,687
Total liabilities and stockholders’ equity	$10,680,548	$10,680,548

Consolidated Statement of Operations Three Months Ended June 30, 2009 (condensed)	As Previously Reported	As Restated

Net income	$798,050	$798,050

Noncontrolling interest in subsidiaries’ earnings	$271,446	$(200,776)

Net income attributable to common shareholders	$526,604	$998,826

Basic and diluted income per common share	$0.01	$0.03

Consolidated Statement of Operations Six Months Ended June 30, 2009 (condensed)	As Previously Reported	As Restated

Net loss	$(645,784)	$(645,784)

Noncontrolling interest in subsidiaries’ earnings	$457,039	$(845,828)

Net (loss) income attributable to common shareholders	$(1,102,823)	$200,044

Basic and diluted income per common share	$(0.03)	$0.01

Consolidated Statement of Operations Three Months Ended June 30, 2008 (condensed)	As Previously Reported	As Restated

Net loss	$(134,227)	$(134,227)

Noncontrolling interest in subsidiaries’ earnings	$322,505	$-

Net loss attributable to common shareholders	$(456,732)	$(134,227)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Consolidated Statement of Operations Six Months Ended June 30, 2008 (condensed)	As Previously Reported	As Restated

Net income	$212,756	$212,756

Noncontrolling interest in subsidiaries’ earnings	$607,153	$-

Net (loss) income attributable to common shareholders	$(394,397)	$212,756

Basic and diluted (loss) income per common share	$(0.01)	$0.01

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People’s Liberation, Inc. for the three and six months ended June 30, 2009 and 2008.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of each of our Annual Report on Form 10-K for the year ended December 31, 2008 and this Quarterly Report on Form 10-Q, as amended.

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

Manufacturing and Supply

We use third party contract manufacturers to produce our William Rast denim finished goods from facilities located primarily in Los Angeles, California, and we have also increased our use of full package suppliers in Mexico for a large portion of our William Rast denim finished goods.  For the majority of our William Rast knits and other non-denim products, we source these goods from international suppliers primarily in Asia.  We source our People’s Liberation denim products sold to Charlotte Russe under our exclusive distribution agreement from international suppliers of full package goods primarily located in Mexico.  We source our People’s Liberation knit products sold to Charlotte Russe from international suppliers of full package goods located primarily in Asia and India.  We currently purchase all of our J. Lindeberg branded apparel products from J. Lindeberg AB, the beneficial owner of 50% of our subsidiary, J. Lindeberg USA, LLC.  We intend to continue our transition to international suppliers of full package denim finished goods which will enable us to remain competitive and improve margins.

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

In June and July of 2009, we held three major launch events for the international expansion of our William Rast brand.  The events were in three European cities; London, Paris and Berlin.  The London event was held at the well know department store, Selfridges, and included the installation of in-store pop up shops in the men’s and women’s departments, a fashion show and an in-store appearance by Justin Timberlake and Trace Ayala.  The Paris event was held at Collette and included the dedication of an entire window to the William Rast brand.  At Bread and Butter in Berlin, we presented our new William Rast Spring-Summer ‘10 collection, as well as a newly expanded denim offering that included a selection of more accessibly priced styles and washes.

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

On December 16, 2008, we entered into an agreement with Charlotte Russe pursuant to which we agreed to exclusively sell to Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, “Charlotte Russe”), in North America and Central America, People’s Liberation® branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.  We will continue to design, source, sample, fit and deliver an assortment of finished goods selected by Charlotte Russe and sell such merchandise to Charlotte Russe at wholesale prices.  Charlotte Russe has the exclusive right to market, distribute, and sell People’s Liberation branded merchandise purchased from us in North America and Central America through Charlotte Russe® branded retail stores and related distribution channels, including outlet locations and direct-to-consumer sales.  We ceased to sell People’s Liberation branded merchandise in such territories to parties other than Charlotte Russe effective April 30, 2009.  We will continue to market and sell People’s Liberation branded merchandise internationally, with the exception of Central America.  Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009.

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

Results of Operations

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	52.4	52.9	53.7	51.6
Gross profit	47.6	47.1	46.3	48.4
Selling, design and production expenses	22.6	29.1	28.9	28.7
General and administrative expenses	16.3	19.7	20.4	17.8
Operating income (loss)	8.7%	(1.7)%	(3.0)%	1.9%

Comparison of three months ended June 30, 2009 and three months ended June 30, 2008

Net Sales

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change

Net Sales	$9,949,864	$6,745,745	47.5%

The increase in net sales for the three months ended June 30, 2009 was due primarily to increased People’s Liberation sales due to our exclusive distributor relationship with Charlotte Russe, as discussed above.  We began shipping goods to Charlotte Russe under the terms of our agreement in June 2009.  The increase in net sales for the three months ended June 30, 2009 was also due to the commencement of wholesale and retail sales of our new apparel line, J. Lindeberg.  We began distributing J. Lindeberg brand products in the United States on an exclusive basis beginning July 2008.  We anticipate that the addition of this new product line will continue to have a positive impact on our future sales.  The increased sales of our People’s Liberation and J. Lindeberg product lines was offset by a decrease in sales volume of our William Rast apparel line due to declining retail sales.

Gross Profit

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change

Gross Profit	$4,735,203	$3,175,426	49.1%

Gross profit consists of net sales less cost of goods sold.  Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, duty, freight and overhead expenses.  Overhead expenses primarily consist of warehouse and shipping salaries and expenses.  As a percentage of net sales, our gross margin increased to 47.6% for the three months ended June 30, 2009 from 47.1% for the three months ended June 30, 2008.  The increase in gross profit as a percentage of net sales was due to a reduction of off-price sales of our People’s Liberation products and retail sales of our J. Lindeberg product line at higher gross margins.

Selling, Design and Production Expenses

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change

Selling, design and production expenses	$2,250,909	$1,960,318	14.8%

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

General and Administrative Expenses

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change

General and administrative expenses	$1,623,692	$1,326,500	22.4%

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

Interest Expense

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change

Interest Expense	$56,762	$23,157	145.1%

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

Provision for Income Tax

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change

Provision for Income Tax	$5,790	$5,790	-

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

Net Income (Loss)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change

Net income (loss)	$798,050	$(134,227)	*
* Not meaningful

Our net income incurred during the three months ended June 30, 2009 compared to a net loss for the three months ended June 30, 2008 was due primarily to increased net sales and gross margin, offset by increased operating expenses incurred during the period, as discussed above.

Noncontrolling Interest

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change

Noncontrolling interest	$(200,776)	$-	*
* Not meaningful

Noncontrolling interest recorded for the three months ended June 30, 2009 represents loss allocations to William Rast Enterprises, a member of William Rast Sourcing and William Rast Licensing, and J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.  Beginning January 1, 2009, losses from William Rast Sourcing and William Rast Licensing are allocated in accordance with each member’s percentage interest and profits will be allocated to the members based on their percentage intersts to the extent that the member was previously allocated losses. These allocations to William Rast Enterprises are recorded as a noncontrolling interest in the consolidated financial statements.  The increase in noncontrolling interest recorded for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 was due to the allocation of losses to William Rast Enterprises during the three months ended June 30, 2009, due to the adoption of a new accounting standard that took effect beginning January 1, 2009.  As a result, there was no allocation of losses to William Rast Enterprises during the three months ended June 30, 2008.

Net Income (Loss) Attributable to Common Stockholders

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Percent Change

Net income (loss) attributable to common stockholders	$998,826	$(134,227)	*
* Not meaningful

Our net income attributable to common stockholders incurred during the three months ended June 30, 2009 compared to a net loss for the three months ended June 30, 2008 is due primarily to increased net sales and gross margin and increased noncontrolling interest, offset by increased operating expenses incurred during the three months ended June 30, 2009, as discussed above.

Comparison of six months ended June 30, 2009 and six months ended June 30, 2008

Net Sales

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Percent Change

Net Sales	$17,479,942	$13,662,384	27.9%

The increase in net sales for the six months ended June 30, 2009 was due primarily to a net increase in People’s Liberation sales due to our exclusive distributor relationship with Charlotte Russe, as discussed above.  We began shipping goods to Charlotte Russe under the terms of our agreement in June 2009.  The increase in net sales for the six months ended June 30, 2009 was also due to the commencement of wholesale and retail sales of our new apparel line, J. Lindeberg.  We began distributing J. Lindeberg brand products in the United States on an exclusive basis beginning July 2008.  We anticipate that the addition of this new product line will continue to have a positive impact on our future sales.  The increased sales of our People’s Liberation and J. Lindeberg product lines was offset by a decrease in sales volume of our William Rast apparel line due to declining retail sales.

Gross Profit

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Percent Change

Gross Profit	$8,089,128	$6,607,649	22.4%

As a percentage of net sales, our gross margin decreased to 46.3% for the six months ended June 30, 2009 from 48.4% for the six months ended June 30, 2008.  The decrease in gross profit as a percentage of net sales was due to a net increase in off-price sales of our William Rast brand in the first quarter of 2009, offset by decreased off-price sales of our People’s Liberation product line.  The decrease in gross profit as a percentage of net sales was also offset by increased retail sales of our J. Lindeberg product line at higher gross margins.

Selling, Design and Production Expenses

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Percent Change

Selling, design and production expenses	$5,044,182	$3,909,278	29.0%

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

General and Administrative Expenses

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Percent Change

General and administrative expenses	$3,568,088	$2,433,129	46.6%

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

Interest Expense

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Percent Change

Interest Expense	$100,852	$44,408	127.1%

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

Provision for Income Tax

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Percent Change

Provision for Income Tax	$21,790	$14,190	53.6%

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

Net (Loss) Income

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Percent Change

Net (loss) income	$(645,784)	$212,756	*
* Not meaningful

Our net loss incurred during the six months ended June 30, 2009 compared to net income for the six months ended June 30, 2008 was due primarily to increased operating expenses incurred during the period, offset by increased net sales and gross margin, as discussed above.

Noncontrolling Interest

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Percent Change

Noncontrolling Interest	$(845,828)	$-	*
* Not meaningful

Noncontrolling interest recorded for the six months ended June 30, 2009 represents loss allocations to William Rast Enterprises, a member of William Rast Sourcing and William Rast Licensing, and J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.  Beginning January 1, 2009, losses from William Rast Sourcing and William Rast Licensing are allocated in accordance with each member’s percentage interest and profits will be allocated to the members based on their percentage intersts to the extent that the member was previously allocated losses. These allocations to William Rast Enterprises are recorded as a noncontrolling interest in the consolidated financial statements.  The increase in noncontrolling interest recorded for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was due to the allocation of losses to William Rast Enterprises during the six months ended June 30, 2009, due to the adoption of a new accounting standard that took effect beginning January 1, 2009.  As a result, there was no allocation of losses to William Rast Enterprises during the six months ended June 30, 2008.

Net Income Attributable to Common Stockholders

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Percent Change

Net income attributable to common stockholders	$200,044	$212,756	(0.1)%

The decrease in net income attributable to common stockholders during the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is due primarily to increased operating expenses incurred during the period, offset by increased net sales and gross margin and increased noncontrolling interest recorded during the six months ended June 30, 2009, as discussed above.

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

Cash Flows

We currently satisfy our working capital requirements primarily through borrowings from our factor and cash flows generated from operations.  Cash flows from operating and investing activities for the six months ended June 30, 2009 and 2008 are summarized in the following table:

	Six Months Ended June 30,
Activity:	2009	2008
Operating activities	$1,558,084		$520,255
Investing activities	(286,211)		(549,332)
Net increase (decrease)	$1,271,873	$	(29,077)

Operating Activities

Net cash provided by operating activities was approximately $1,558,000 and $520,000 for the six months ended June 30, 2009 and 2008, respectively.  Although we experienced a net loss of approximately $646,000 during the six months ended June 30, 2009, cash provided from operating activities was positive primarily as a result of decreased inventories and increased accounts payable and accrued expenses, offset by increased receivables and a the reduction in customer deposits during the period.  Cash provided by operating activities for the six months ended June 30, 2008 resulted primarily from decreased receivables, inventories and other assets, and increased accounts payable and accrued expenses, offset by increased prepaid expenses and prepaid design fees.  As of June 30, 2008, prepaid design fees related to the Company’s William Rast men’s and women’s ready-to-wear product line designed by Paris68 amounted to approximately $1.4 million and represented design fee payments made in accordance with the terms of a design services agreement entered into effective November 15, 2007 with Paris68, LLC.  Effective December 1, 2008, the design services agreement was terminated.  The parties to the services agreement have negotiated the terms of a new design consulting arrangement.  The new design consulting arrangement provides for a reduction in the fees paid for services and the elimination of royalty payments due under the prior agreement.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at June 30, 2009 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$10,138,857	$1,684,289	$3,543,336	$1,572,370	$3,338,862
Consulting agreements	415,000	415,000	-	-	-
Total	$10,553,857	$2,099,289	$3,543,336	$1,572,370	$3,338,862

At June 30, 2009, approximately $150,000 of the Company’s cash is held under a lease line as collateral to secure one of the Company’s lease agreements.

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

In light of the restatement, management and Crowe Horwath LLP, our independent registered public accountants, concluded that a material weakness existed in our internal control over financial reporting. As a result, management has now concluded that our disclosure controls and procedures were not effective as of June 30, 2009. Subsequent to June 30, 2009, we remedied this material weakness by changing our policies and procedures with regards to the application of the requirements of new accounting standards as they relate to our existing material contracts.   With the assistance of outside accounting consultants, our Chief Financial Officer will review new accounting pronouncements that are adopted by the Company and will determine their impact on the way the requirements of new accounting standards are applied to our existing material contracts.

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

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q/A contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no material changes to such risk factors during the six months ended June 30, 2009.

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

Matters Voted	For	Against or Withheld	Abstentions
Election of Ken Wengrod to Board of Directors	18,026,457	93,871	0

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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