Form 10-Q/A
period 2009-09-30
PEOPLES LIBERATION INC
filed 2010-08-16
CIK 791770

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

Explanatory Note

We are filing this Amended Quarterly report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009 and 2008 (the “Original Filing”) to amend and restate our unaudited consolidated financial statements and related disclosures for the three and nine months ended September 30, 2009 and 2008, as discussed in Note 15 to the accompanying restated unaudited consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on November 16, 2009.

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

As a result of these errors, the Company announced that the previously issued audited consolidated financial statements as of and for the years ended December 31, 2008 and 2009 in the Company’s Forms 10-K, and the unaudited consolidated financial statements for the three month periods ended March 31, 2010, 2009 and 2008, June 30 2009 and 2008 and September 30, 2009 and 2008, in the Company’s Forms 10-Q for those respective periods should no longer be relied upon (collectively, the “Affected Periods”). This restatement reflects the appropriate current period correction for the quarter ended September 30, 2009.

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

PEOPLE’S LIBERATION, INC.

INDEX TO FORM 10-Q/A

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLE’S LIBERATION, INC.
CONSOLIDATED BALANCE SHEETS
	September 30, 2009 (As Restated)	December 31, 2008 (As Restated)
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,281,694	$1,888,718
Restricted cash	167,000	-
Due from factor	1,533,919	-
Accounts receivable, net of allowance for doubtful accounts	358,899	1,307,922
Inventories	2,908,865	4,925,438
Prepaid expenses and other current assets	430,049	247,672
Total current assets	6,680,426	8,369,750
Property and equipment, net of accumulated depreciation and amortization	1,102,004	837,351
Trademarks, net of accumulated amortization	612,000	600,609
Intangible asset	428,572	428,572
Other assets	467,881	444,266
Total assets	$9,290,883	$$10,680,548

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,251,181	$3,801,080
Due to factor	-	170,369
Customer deposits	-	1,000,000
Due to member	451,918	427,623
Income taxes payable	-	17,789
Total current liabilities	3,703,099	5,416,861

Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at September 30, 2009 and December 31, 2008	36,002	36,002
Additional paid-in capital	8,070,657	7,951,960
Accumulated deficit	(3,932,432)	(5,022,858)
Total stockholders’ equity	4,174,227	2,965,104

Noncontrolling interest	1,413,557	2,298,583
Total equity	5,587,784	5,263,687
Total liabilities and stockholders’ equity	$9,290,883	$10,680,548

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(As Restated)

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008

Net sales	$11,005,915	$10,982,733	$28,485,857	$24,645,117
Cost of goods sold	5,456,478	5,599,914	14,847,292	12,654,649
Gross profit	5,549,437	5,382,819	13,638,565	11,990,468

Selling, design and production expenses	2,659,481	4,283,382	7,703,663	8,192,660
General and administrative expenses	1,970,929	1,955,528	5,539,017	4,388,657

Total operating expenses	4,630,410	6,238,910	13,242,680	12,581,317

Income (loss) from operations	919,027	(856,091)	395,885	(590,849)

Interest expense, net	59,653	45,115	160,505	89,523
Other income	-	(10,160)	-	(16,272)
Total other expense	59,653	34,955	160,505	73,251

Income (loss) before income taxes	859,374	(891,046)	235,380	(664,100)

Provision for income taxes	8,190	6,000	29,980	20,190

Net income (loss)	851,184	(897,046)	205,400	(684,290)

Noncontrolling interest in subsidiaries’ earnings	(39,198)	142,485	(885,026)	142,485

Net income (loss) attributable to common stockholders	$890,382	$(1,039,531)	$1,090,426	$(826,775)

Basic and diluted income (loss) per common share	$0.02	$(0.03)	$0.03	$(0.02)

Basic weighted average common shares outstanding	36,002,563	36,002,563	36,002,563	36,002,563

Diluted weighted average common shares outstanding	36,080,371	36,002,563	36,002,563	36,002,563

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$205,400	$(684,290)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	253,887	204,330
Allowance for doubtful accounts	(27,700)	77,000
Warrants issued for services	-	6,700
Stock based compensation	118,697	133,166
Impairment of long-lived asset	69,270	-
Loss on disposal of fixed asset	4,141	-
Changes in operating assets and liabilities:
Receivables	(977,915)	545,991
Inventories	2,016,573	941,504
Refundable income taxes	-	11,500
Prepaid expenses and other current assets	(182,377)	67,313
Prepaid design fees	-	(1,321,772)
Other assets	(23,615)	205,894
Accounts payable and accrued expenses	(531,025)	1,289,432
Customer deposits	(1,000,000)	-
Due to member	24,295	21,832
Income taxes payable	(36,662)	2,136
Net cash flows (used in) provided by operating activities	(87,031)	1,500,736

Cash flows from investing activities:
Increase in restricted cash	(167,000)	-
Acquisition of retail store	(100,000)	-
Acquisition of trademarks	(113,191)	(207,328)
Acquisition of property and equipment	(139,802)	(557,810)
Net cash flows used in investing activities	(519,993)	(765,138)

Cash flows from financing activities:
Capital investment received from minority interest member	-	20,000

Net (decrease) increase in cash and cash equivalents	(607,024)	755,598
Cash and cash equivalents, beginning of period	1,888,718	362,505
Cash and cash equivalents, end of period	$1,281,694	$1,118,103

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$161,287	$89,523
Income taxes paid	67,021	18,222
Income taxes received	-	(11,668)
Non-cash investing activity:
Acquisition of retail store:
Cancellation of trade receivables	(250,350)	-
Fair value of property and equipment acquired	350,350	-
Net assets and liabilities received in acquisition of subsidiary:
Receivables	-	726,191
Inventory	-	1,491,369
Property and equipment	-	50,000
Deposits	-	385,140
Due to member	-	(385,140)
Minority interest, net of cash received from member	-	(2,267,560)

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

William Rast Sourcing and William Rast Licensing have accumulated losses totaling approximately $5.0 million from inception (October 1, 2006) through September 30, 2009.  As of September 30, 2009, approximately $708,000 of these losses has been allocated to WRE, the noncontrolling interest member of William Rast Sourcing and William Rast Licensing.  Unpaid accumulated contingent priority cash distributions amounted to approximately $2.2 million and $1.3 million as of September 30, 2009 and December 31, 2008, respectively.  If and when the contingent priority cash distributions are paid to WRE, such distributions will be accounted for as decreases in noncontrolling interest in the consolidated balance sheet of the Company. Profit and loss allocations made to WRE are recorded as increases or decreases in noncontrolling interest in the consolidated statements of operations of the Company.

The adoption of SFAS 160 by the Company on January 1, 2009 requires proforma financial information to be disclosed in the Company’s most recent interim financial statements.  Unaudited proforma consolidated results of operations for the three and nine months ended September 30, 2009 is presented as if losses were not attributed to the noncontrolling interest as follows:

Consolidated Statement of Operations Three Months Ended September 30, 2009 (condensed)	As Reported	Proforma

Net income	$851,184	$851,184

Noncontrolling interest in subsidiaries’ earnings	$(39,198)	$(90,575)

Net income attributable to common shareholders	$890,382	$941,759

Basic and diluted income per common share	$0.02	$0.03

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Consolidated Statement of Operations Nine Months Ended September 30, 2009 (condensed)	As Reported	Proforma

Net income	$205,400	$205,400

Noncontrolling interest in subsidiaries’ earnings	$(885,026)	$(176,655)

Net income attributable to common shareholders	$1,090,426	$382,055

Basic and diluted income per common share	$0.03	$0.01

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

3.	Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations.”  This pronouncement provides new guidance that changes the accounting treatment of contingent assets and liabilities in business combinations under previous topic guidance and is effective for contingent assets or liabilities acquired in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008.  The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements currently, but its effects will depend on the nature of future acquisitions completed by the Company, if any.

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

In May 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 855, Subsequent Events.  This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  ASC Topic 855 is effective for interim or annual periods ending after June 15, 2009, and will be applied prospectively.  Notes 7 and 11 set forth the Company’s evaluation of the events that occurred after September 30, 2009 and through November 16, 2009, the date these interim financial statements as of and for the three and nine month periods ended September 30, 2009 were issued.

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

4.	Earnings Per Share

The Company computes and presents earnings per share in accordance with ASC Topic 260, “Earnings Per Share”.  Basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

Three months ended September 30, 2009	Income (Loss)	Shares	Per Share
(As Restated)
Basic income per share:
Income attributable to common stockholders	$890,382 50,000	36,002,563	$0.02

Effect of Dilutive Securities:
Options	-	77,808	-
Warrants	-	-	-
Income attributable to common stockholders	$890,382	36,080,371	$0.02

Three months ended September 30, 2008
(As Restated)
Basic loss per share:
Loss attributable to common stockholders	$(1,039,531)	36,002,563	$(0.03)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Loss attributable to common stockholders	$(1,039,531)	36,002,563	$(0.03)

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Nine months ended September 30, 2009
(As Restated)
Basic income per share:
Income attributable to common stockholders	$1,090,426	36,002,563	$0.03

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Income attributable to common stockholders	$1,090,426	36,002,563	$0.03

Nine months ended September 30, 2008
(As Restated)
Basic loss per share:
Loss attributable to common stockholders	$(826,775)	36,002,563	$(0.02)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Loss attributable to common stockholders	$(826,775)	36,002,563	$(0.02)

5.	Due from (to) Factor

Due from (to) factor is summarized as follows:
	September 30,	December 31,
	2009	2008
Outstanding receivables:
Without recourse	$3,994,304	$3,423,524
With recourse	1,321,527	692,155
	5,315,831	4,115,679
Advances	(3,078,497)	(3,520,281)
Open credits	(703,415)	(765,767)
	$1,533,919	$(170,369)

6.	Inventories

Inventories are summarized as follows:
	September 30,	December 31,
	2009	2008

Piece goods and trim	$138,837	$1,564,727
Work in process	40,414	418,710
Finished goods	2,729,614	2,942,001
	$2,908,865	$4,925,438

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

7.	Charlotte Russe Distribution Agreement and Litigation (Subsequent Event)

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

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Litigation – Subsequent Event

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

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

On October 28, 2009, Charlotte Russe Holding, Inc. and Charlotte Russe Merchandising, Inc. served a complaint against People’s Liberation, Inc. and Versatile Entertainment, Inc., which complaint was filed in the Superior Court of the State of California, County of Los Angeles, Central District (Charlotte Russe Holding, Inc. vs. Versatile Entertainment, Inc., BC424734).  In its complaint, Charlotte Russe has asserted claims for:

•	rescission of the Agreement based on fraudulent misrepresentations made by the Company to induce Charlotte Russe to enter into the Agreement;

•	fraud based on fraudulent misrepresentations made by the Company to induce Charlotte Russe to enter into and continue to perform its obligations under the Agreement; and

•
breach of contract by the Company for, among other things, (i) permitting other retailers to sell People’s Liberation branded products in Charlotte Russe’s exclusive territory; (ii) failing to provide the services under the Agreement; (iii) failing to maintain the promised quality of the products; (iv) failing to price the products in accord with the Agreement; and (v) failing to deliver all products in the time required under the Agreement.

Charlotte Russe is seeking restitution of all consideration paid to the Company under the Agreement, compensatory and punitive damages, and an award of attorneys’ fees and costs incurred in relation to each cause of action.

The Company intends to vigorously pursue the Charlotte Russe Action and the Advent Action and to vigorously defend any actions brought forth by Charlotte Russe.  Although the purported termination of the Company’s exclusive distribution agreement by Charlotte Russe will have a significant impact on Company’s subsidiary that holds the People’s Liberation brand business, Versatile Entertainment, management believes it does not affect the ability of the Company as a whole to continue as a going concern because of the continued operations and expected sales, cash flows and results of operations from its other subsidiaries, William Rast Sourcing and J. Lindeberg USA.

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

This transaction is an acquisition of a business and accounting standards require pro-forma financial information to be disclosed in the Company’s most recent interim financial statements.  Unaudited proforma consolidated results of operations for the three and nine months ended September 30, 2008, as though J. Lindeberg USA had been acquired as of January 1, 2008, are as follows:

Nine Months Ended
September 30,
2008

Net sales	$28,944,034
Net loss	$(2,068,113)
Basis and diluted Loss per share	$ (0.06)

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

During the nine months ended September 30, 2009, the Company granted 394,000 options to directors, employee and an officer at an exercise price of $0.20.  There were no options granted during the three months ended September 30, 2009.  During the three and nine months ended September 30, 2008, the Company granted 400,000 and 690,000 options to directors, officers and employees at exercise prices ranging from $0.30 to $0.50. No options or warrants were exercised during the three and nine month periods ended September 30, 2009 and 2008.  Options to purchase 2,075,242 and 1,353,430 shares were exercisable as of September 30, 2009 and 2008, respectively.  Total stock based compensation expense for the three and nine months ended September 30, 2009 was approximately $32,000 and $119,000, respectively.  Total stock based compensation expense for the three and nine months ended September 30, 2008 was approximately $44,000 and $133,000, respectively.  The compensation expense recognized during the three and nine months ended September 30, 2009 and 2008 did not change basic and diluted income (loss) per share reported in the Company’s consolidated statements of operations.

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

For the nine months ended September 30, 2009 and 2008, total stock-based compensation expense included in the consolidated statements of operations was $118,697 and $133,166, charged to the following expense categories:

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Selling, design and production	$16,875	$19,188
General and administrative	101,822	113,978
Total stock-based compensation	$118,697	$133,166

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2008	2,416,000	$0.72
Granted	690,000	0.41
Exercised	-	-
Forfeited	(390,000)	0.79

Options outstanding – December 31, 2008	2,716,000	0.64
Granted	394,000	0.20
Exercised	-	-
Forfeited	(210,000)	0.82

Options outstanding – September 30, 2009	2,900,000	$0.56

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Additional information relating to stock options and warrants outstanding and exercisable at September 30, 2009, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$ 0.20	(options)	379,000	9.8	$0.20	36,000	$0.20
$ 0.30	(options)	90,000	8.8	$0.30	90,000	$0.30
$ 0.31	(options)	48,000	7.8	$0.31	48,000	$0.31
$ 0.38	(options)	265,000	7.9	$0.38	252,776	$0.38
$ 0.40	(options)	450,000	8.8	$0.40	252,775	$0.40
$ 0.40	(warrants)	150,000	3.2	$0.40	150,000	$0.40
$ 0.46	(options)	415,000	7.8	$0.46	415,000	$0.46
$ 0.50	(options)	699,000	8.2	$0.50	485,233	$0.50
$ 0.50	(warrants)	290,000	3.2	$0.50	290,000	$0.50
$ 1.25	(options)	554,000	6.9	$1.25	495,458	$1.25
$ 1.25	(warrants)	625,000	1.2	$1.25	625,000	$1.25
$ 2.00	(warrants)	2,500,000	1.2	$2.00	2,500,000	$2.00

		6,465,000	4.4	$1.18	5,640,242	$1.29

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2008	1,443,667	$0.32
Granted	690,000	0.15
Vested	(566,802)	(0.27)
Forfeited	(390,000)	(0.32)

Unvested stock options – December 31, 2008	1,176,865	0.24
Granted	394,000	0.03
Vested	(536,107)	(0.20)
Forfeited	(210,000)	(0.30)

Unvested stock options – September 30, 2009	824,758	$0.15

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

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

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

PEOPLE’S LIBERATION, INC.
Notes to the Consolidated Financial Statements
(unaudited)

Future annual minimum payments due under the leases are summarized as follows:

Years Ending December 31,
2009 (three months)	$-
2010	293,398
2011	444,499
2012	450,407
2013	457,226
2014	464,175
Thereafter	1,109,461
$3,219,166

12.	Customer and Supplier Concentrations

During the nine months ended September 30, 2009, two customers comprised greater than 10% of the Company’s sales.  Sales to these customers amounted to 23.0% and 19.9% of net sales for the nine months ended September 30, 2009.  During the nine months ended September 30, 2008, one customer comprised greater than 10% of the Company’s sales.  Sales to this customer amounted to 29.3% of net sales for the nine months ended September 30, 2008.  At September 30, 2009 and 2008, the majority of receivables due from these customers was sold to the factor and are included in the due from factor balance.

During the nine months ended September 30, 2009, three suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 30.1%, 21.3% and 12.0% for the nine months ended September 30, 2009.  During the nine months ended September 30, 2008, three suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 13.1%, 10.9% and 10.6% for the nine months ended September 30, 2008.  At September 30, 2009 and 2008, accounts payable and accrued expenses included an aggregate of approximately $669,000 and $232,000, respectively, due to these vendors.

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

In June 2009, the FASB issued ASC Topic 860-20, "Sale of Financial Assets, SFSA 166.”  ASC 860-20 is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements regarding transfers of financial assets, including the effects of a transfer on its financial position, financial performance, and cash flows, and the transferor's continuing involvement, if any, in the transferred financial assets. This statement must be applied as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASC 860-20 to have a material impact on its results of operations, financial condition or cash flows.

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

In June 2009, the FASB issued ASC Topic 105-10, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,"  The pronouncement will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature ,not included in the Codification will become non-authoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of FAS 168 did not have a material impact on the Company’s results of operations, financial condition or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

15.	Restatement of Financial Statements

The Company has reviewed the operating agreements of certain of its limited liability companies and the accounting treatment as it relates to noncontrolling interest in subsidiaries’ earnings.  As a result of this review, management has determined that its interpretation of certain of its operating agreements and the accounting for noncontrolling interest as it related to certain or its subsidiaries was incorrect and not in accordance with the provisions of Statement of Financial Accounting Standard No. 160, Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB No. 51, superseded by ASC 810-10-65 (the “Standard”), adopted by the Company on January 1, 2009.  The Standard provides that losses allocable to noncontrolling interest in a subsidiary may exceed the noncontrolling member’s interest in the subsidiary’s equity.  The excess, and any further losses allocable to the noncontrolling interest, shall be allocated to the noncontrolling member’s interest even if that allocation results in a deficit noncontrolling interest balance.  Prior to the adoption of the Standard, ARB 51 prohibited the allocation of losses to noncontrolling interest if that allocation resulted in a deficit noncontrolling interest balance.  Although the provisions of certain of the Company’s operating agreements provide for losses to be allocated to each member, and the provisions of the Standard provide that the allocation of losses to noncontrolling interest may be in excess of the related subsidiary’s noncontrolling interest member account, the Company did not properly allocate losses to certain of its members during the year ended December 31, 2009 and the three months ended March 31, 2010.

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

For the periods presented in this Form 10-Q/A for the three and nine months ended September 30, 2009 and 2008, these changes resulted in an increase in income per share attributable to common shareholders for the three and nine month periods ended September 30, 2009 to $0.02 and $0.03, respectively, from the previously reported $0.02 and $(0.01), respectively, and a decrease in loss per share attributable to common shareholders for the three and nine months ended September 30, 2008 to $(0.03) and $(0.02), respectively, from the previously reported $(0.04) and $(0.05), respectively.

The cumulative effect of restating noncontrolling interest on the September 30, 2009 balance sheet presented in this Form 10-Q/A was a decrease in the accumulated deficit of $2.9 million and a decrease in noncontrolling interest of $2.9 million on the Company’s balance sheet.  The cumulative effect of restating noncontrolling interest on the December 31, 2008 balance sheet presented in this Form 10-Q/A was a decrease in the accumulated deficit of $1.3 million and a decrease in noncontrolling interest of $1.3 million.  The restatement has no impact on total assets, total liabilities, net loss or cash flows. The restatement effects  reported earnings for the year ended December 31, 2009, and the three months ended March 31, 2010, but has no effect on future periods.  A summary of the effects of the restatement as of December 31, 2008 and for the three and nine month periods ended September 30, 2009 are as follows:

Consolidated Balance Sheet September 30, 2009 (condensed)	As Previously Reported	As Restated
Assets

Total assets	$9,290,883	$9,290,883

Liabilities and Stockholders’ Equity

Total liabilities	$3,703,099	$3,703,099

Stockholders’ equity:

Common stock	36,002	36,002
Additional paid-in capital	8,070,657	8,070,657
Accumulated deficit	(6,862,855)	(3,932,432)
Total stockholders’ equity	1,243,804	4,174,227

Noncontrolling interest	4,343,980	1,413,557
Total equity	5,587,784	5,587,784
Total liabilities and stockholders’ equity	$9,290,883	$9,290,883

Consolidated Balance Sheet December 31, 2008 (condensed)	As Previously Reported	As Restated
Assets

Total assets	$10,680,548	$10,680,548

Liabilities and Stockholders’ Equity

Total liabilities	$5,416,861	$5,416,861

Stockholders’ equity:

Common stock	36,002	36,002
Additional paid-in capital	7,951,960	7,951,960
Accumulated deficit	(6,349,151)	(5,022,858)
Total stockholders’ equity	1,638,811	2,965,104

Noncontrolling interest	3,624,876	2,298,583
Total equity	5,263,687	5,263,687
Total liabilities and stockholders’ equity	$10,680,548	$10,680,548

Consolidated Statement of Operations Three Months Ended September 30, 2009 (condensed)	As Previously Reported	As Restated

Net income	$851,184	$851,184

Noncontrolling interest in subsidiaries’ earnings	$262,065	$(39,198)

Net income attributable to common shareholders	$589,119	$890,382

Basic and diluted income per common share	$0.02	$0.02

Consolidated Statement of Operations Nine Months Ended September 30, 2009 (condensed)	As Previously Reported	As Restated

Net income	$205,400	$205,400

Noncontrolling interest in subsidiaries’ earnings	$719,104	$(885,026)

Net (loss) income attributable to common shareholders	$(513,704)	$1,090,426

Basic and diluted (loss) income per common share	$(0.01)	$0.03

Consolidated Statement of Operations Three Months Ended September 30, 2008 (condensed)	As Previously Reported	As Restated

Net loss	$(897,046)	$(897,046)

Noncontrolling interest in subsidiaries’ earnings	$562,805	$142,485

Net loss attributable to common shareholders	$(1,459,851)	$(1,039,531)

Basic and diluted loss per common share	$(0.04)	$(0.03)

Consolidated Statement of Operations Nine Months Ended September 30, 2008 (condensed)	As Previously Reported	As Restated

Net loss	$(684,290)	$(684,290)

Noncontrolling interest in subsidiaries’ earnings	$1,169,958	$142,485

Net loss attributable to common shareholders	$(1,854,248)	$(826,775)

Basic and diluted loss per common share	$(0.05)	$(0.02)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We commenced our People’s Liberation business in July 2004.  On December 16, 2008, we entered into an agreement with Charlotte Russe pursuant to which we agreed to exclusively sell to Charlotte Russe, in North America and Central America, People’s Liberation® branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.  We ceased to sell People’s Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009.  We will continue to market and sell People’s Liberation branded merchandise internationally, with the exception of Central America.  Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009.  We are in litigation with Charlotte Russe in relation to our distribution agreement.  See the discussion under Note 7 to the financial statements as well as the discussion below under the heading “Recent Developments” for further information relating to our distribution agreement with Charlotte Russe and the pending litigation.

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

Recent Developments

Charlotte Russe Litigation

As discussed under Note 7 to the Consolidated Financial Statements, we are in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009.  We derived a significant portion of our revenues and operating cash flow from the sale of People’s Liberation branded merchandise pursuant to this distribution agreement.  In the first year of the contract, we received approximately $5.5 million through September 30, 2009 as required by the distribution agreement and we are owed $59.5 million in guaranteed minimum payments over the remainder of the term of the distribution agreement, which amount may be reduced if Charlotte Russe elects to terminate the distribution agreement early, beginning July 2011 with an early termination fee.  We believe that as a result of Charlotte Russe’s purported termination of the distribution agreement, Charlotte Russe will cease to make their contractually obligated payments to us, which will significantly decrease our net sales and cash flows from operations of the People’s Liberation business, and may adversely impact our results of operations to the extent that we are not able to successfully mitigate the impact of Charlotte Russe’s actions by implementing cost cutting measures in our People’s Liberation branded merchandise business.  We also believe our results of operations and financial condition could be negatively impacted if we are unable to reach a settlement in a manner acceptable to us or the ensuing litigation, which is currently in its early stage, is not resolved in a manner favorable to us.  Additionally, we may incur significant legal fees in our litigation with Charlotte Russe, and unless the cases are settled, we will continue to incur additional legal fees in increasing amounts as the cases move toward trial.

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

Income Taxes. The Company files U.S. Federal tax returns, multiple U.S. state and state franchise tax returns.  For U.S. Federal tax purposes, all periods subsequent to December 31, 2005 are subject to examination by the U.S. Internal Revenue Service (“IRS”).  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB ASC Topic 740 Income Taxes.  In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next twelve months. The Company’s policy for recording interest and penalties, if any, associated with IRS audits is to record such items as a component of income taxes.

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

Results of Operations

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.6	51.0	52.1	51.4
Gross profit	50.4	49.0	47.9	48.6
Selling, design and production expenses	24.2	39.0	27.1	33.2
General and administrative expenses	17.9	17.8	19.4	17.8
Operating income (loss)	8.3%	(7.8)%	1.4%	(2.4)%

Comparison of three months ended September 30, 2009 and three months ended September 30, 2008

Net Sales

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Percent Change

Net Sales	$11,005,915	$10,982,733	0.2%

The increase in net sales for the three months ended September 30, 2009 was due primarily to increased sales of People’s Liberation branded apparel to Charlotte Russe pursuant to our exclusive distribution agreement.  We began shipping goods to Charlotte Russe under the terms of our distribution agreement in June 2009.  As a result of Charlotte Russe’s purported termination of the agreement, we believe that Charlotte Russe will cease to purchase People’s Liberation branded merchandise from us, which will significantly decrease our net sales of the brand for the remainder of 2009 and beyond.  Due to current macro economic conditions, we experienced a decline in wholesale sales of our William Rast apparel line in the United States during the third quarter of 2009.  We also experienced a decline in wholesale sales of our J. Lindeberg product line in the third quarter of 2009.  This decline was offset by increased J. Lindeberg retail sales due primarily to sales in our newly-acquired retail store in Los Angeles, California.

Gross Profit

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Percent Change

Gross Profit	$5,549,437	$5,382,819	3.1%

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

Selling, Design and Production Expenses

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Percent Change

Selling, design and production expenses	$2,659,481	$4,283,382	(37.9)%

Selling, design and production expenses for the three months ended September 30, 2009 and 2008 primarily related to tradeshow, salaries and commissions, design fee payments, advertising, marketing and promotion, samples, travel and showroom expenses.  As a percentage of net sales, selling, design and production expenses decreased to 24.2% for the three months ended September 30, 2009 compared to 39.0% for the three months ended September 30, 2008.  The decrease in selling, design and production expenses for the three months ended September 30, 2009 is primarily attributable to decreased design and sample costs related to our restructured design services agreement with Paris68 and decreased promotion and marketing costs.  Effective December 1, 2008, our design services agreement with Paris68 was terminated and the parties to the services agreement negotiated the terms of a restructured design consulting arrangement.  The restructured design consulting arrangement provides for a reduction in the fees paid for services, a reduction in sample costs and the elimination of royalty payments due under the prior agreement.  In the third quarter of 2008, we launched a viral marketing campaign and held a fashion show to promote our William Rast brand.  These costs were not incurred during the third quarter of 2009, which further accounts for the decrease in selling, design and production expense during the quarter.  As discussed above, we are currently subject to litigation in relation to our agreement with Charlotte Russe.  As a result of the litigation, we anticipate a reduction of our selling, design and production expenses related to direct expenses of our People’s Liberation brand.

General and Administrative Expenses

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Percent Change

General and administrative expenses	$1,970,929	$1,955,528	0.8%

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

Interest Expense

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Percent Change

Interest Expense	$59,653	$45,115	32.2%

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

Provision for Income Tax

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Percent Change

Provision for Income Tax	$8,190	$6,000	36.5%

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

Net Income (Loss)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Percent Change

Net income (loss)	$851,184	$(897,046)	*
* Not meaningful

Our net income earned during the three months ended September 30, 2009 compared to our net loss for the three months ended September 30, 2008 was due primarily to increased gross margin and decreased operating expenses, as discussed above.

Noncontrolling Interest

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Percent Change

Noncontrolling interest	$(39,198)	$142,485	*
* Not meaningful

Noncontrolling interest recorded for the three months ended September 30, 2009 and 2008 represents profit or loss allocations to William Rast Enterprises, a member of William Rast Sourcing and William Rast Licensing, and J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.  Beginning January 1, 2009, losses from William Rast Sourcing and William Rast Licensing are allocated in accordance with each member’s percentage interest and profits are allocated to the members based on their percentage intersts to the extent that the member was previously allocated losses. These allocations to William Rast Enterprises are recorded as a noncontrolling interest in the consolidated financial statements.  Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements.  Profit and loss allocations to its member, J. Lindeberg USA Corp., are recorded as noncontrolling interest in our consolidated financial statements.  The decrease in noncontrolling interest recorded for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was due primarily to increased loss allocations to William Rast Enterprises and J. Lindeberg USA Corp. during the three months ended September 30, 2009, compared to net income allocations to J. Lindeberg USA Corp during the three months ended September 30, 2008.

Net Income (Loss) Attributable to Common Stockholders

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Percent Change

Net income (loss) attributable to common stockholders	$890,382	$(1,039,531)	*
* Not meaningful

Our net income attributable to common stockholders earned during the three months ended September 30, 2009 compared to our net loss for the three months ended September 30, 2008 is due primarily to increased gross margin, decreased operating expenses and decreased noncontrolling interest incurred during the three months ended September 30, 2009, as discussed above.

Comparison of nine months ended September 30, 2009 and nine months ended September 30, 2008

Net Sales

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008	Percent Change

Net Sales	$28,485,857	$24,645,117	15.6%

The increase in net sales for the nine months ended September 30, 2009 was due primarily to increased sales of People’s Liberation branded apparel due to our exclusive distributor relationship with Charlotte Russe, as discussed above.  We began shipping goods to Charlotte Russe under the terms of our agreement in June 2009.  As a result of Charlotte Russe’s purported termination of the agreement, we believe that Charlotte Russe will cease to purchase People’s Liberation branded merchandise from us, which will significantly decrease net sales of the brand for the remainder of 2009 and beyond.

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

Gross Profit

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008	Percent Change

Gross Profit	$13,638,565	$11,990,468	13.7%
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

Selling, Design and Production Expenses

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008	Percent Change

Selling, design and production expenses	$7,703,663	$8,192,660	(6.0)%

As a percentage of net sales, selling, design and production expenses decreased to 27.1% for the nine months ended September 30, 2009 compared to 33.2% for the nine months ended September 30, 2008.  The decrease in selling, design and production expenses for the nine months ended September 30, 2009 is attributable to decreased design and sample costs related to our restructured design services agreement with Paris68 and decreased promotion and marketing costs.  Effective December 1, 2008, our design services agreement with Paris68 was terminated and the parties to the services agreement negotiated the terms of a restructured design consulting arrangement.  The restructured design consulting arrangement provides for a reduction in the fees paid for services, a reduction in sample costs and the elimination of royalty payments due under the prior agreement.  In the third quarter of 2008, we launched a viral marketing campaign to promote our William Rast brand.  This cost was not incurred during the nine months ended September 30, 2009, which further accounts for the decrease in selling, design and production expense during the period.  The decrease in selling, design and production expenses for the nine months ended September 30, 2009 was offset by increased sales and retail salaries and commissions related to our J. Lindeberg acquisition which took place during the second quarter of 2008.  As discussed above, we are currently subject to litigation in relation to our agreement with Charlotte Russe.  As a result of the litigation, we anticipate a reduction of our selling, design and production expenses related to direct expenses of our People’s Liberation brand.

General and Administrative Expenses

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008	Percent Change

General and administrative expenses	$5,539,017	$4,388,657	26.2%

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

Interest Expense

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008	Percent Change

Interest Expense	$160,505	$89,523	79.3%

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

Provision for Income Tax

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008	Percent Change

Provision for Income Tax	$29,980	$20,190	48.5%

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

Net Income (Loss)

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008	Percent Change

Net income (loss)	$205,400	$(684,290)	*
* Not meaningful

Our net income earned during the nine months ended September 30, 2009 compared to our net loss for the nine months ended September 30, 2008 was due primarily to increased net sales and gross margin, offset by increased operating expenses, as discussed above.

Noncontrolling Interest

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008	Percent Change

Noncontrolling Interest	$(885,026)	$142,485	*
* Not meaningful

Noncontrolling interest recorded for the nine months ended September 30, 2009 and 2008 represents profit or loss allocations to William Rast Enterprises, a member of William Rast Sourcing and William Rast Licensing, and J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.  Beginning January 1, 2009, losses from William Rast Sourcing and William Rast Licensing are allocated in accordance with each member’s percentage interest and profits are allocated to the members based on their percentage intersts to the extent that the member was previously allocated losses. These allocations to William Rast Enterprises are recorded as a noncontrolling interest in the consolidated financial statements.  Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements.  Profit and loss allocations to its member, J. Lindeberg USA Corp., are recorded as noncontrolling interest in our consolidated financial statements.  The decrease in noncontrolling interest recorded for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was due primarily to increased loss allocations to William Rast Enterprises and J. Lindeberg USA Corp. during the nine months ended September 30, 2009, compared to net income allocations to J. Lindeberg USA Corp during the nine months ended September 30, 2008.

Net Income (Loss) Attributable to Common Stockholders

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008	Percent Change

Net income (loss) attributable to common stockholders	$1,090,426	$(826,775)	*
* Not meaningful

The increase in net income attributable to common stockholders during the nine months ended September 30, 2009 compared to a net loss during the nine months ended September 30, 2008 is due primarily to increased net sales and gross margin and decreased noncontrolling interest, offset by increased operating expenses incurred during the nine months ended September 30, 2009, as discussed above.

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

We are in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009.  We derived a significant portion of our revenues and operating cash flow from the sale of People’s Liberation branded merchandise pursuant to the distribution agreement.  In the first year of the contract, we received approximately $5.5 million through September 30, 2009 as required by the distribution agreement and we are owed $59.5 million in guaranteed minimum payments over the remainder of the term of the distribution agreement, which amount may be reduced if Charlotte Russe elects to terminate the agreement early, beginning July 2011 with an early termination fee. We believe that as a result of Charlotte Russe’s purported termination of the distribution agreement, Charlotte Russe will cease to make their contractually obligated payments to us, which will significantly decrease our cash flows from operations of our People’s Liberation business.  We are attempting to mitigate the impact of Charlotte Russe’s actions by implementing cost cutting measures in our People’s Liberation branded merchandise business.  We also believe our results of operations and financial condition could be negatively impacted if we are unable to reach a settlement with Charlotte Russe in a manner acceptable to us or the ensuing litigation, which is currently in its early stage, is not resolved in a manner favorable to us.  Additionally, we may incur significant legal fees in our litigation with Charlotte Russe, and unless the cases are settled, we will continue to incur additional legal fees in increasing amounts as the cases move toward trial.

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

Cash Flows

We currently satisfy our working capital requirements primarily through borrowings from our factor and cash flows generated from operations.  Cash flows from operating and investing activities for the nine months ended September 30, 2009 and 2008 are summarized in the following table:

	Nine months Ended September 30,
Activity:	2009	2008
Operating activities	$(87,031)	$1,500,736
Investing activities	(519,993)	(765,138)
Financing activities	-	20,000
Net (decrease) increase	$(607,024)	$755,598

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2009 was approximately $87,000.  Net cash provided by operating activities was approximately $1,501,000 for the nine months ended September 30, 2008.  Although we experienced net income of approximately $205,000 during the nine months ended September 30, 2009, we had negative cash flows from operating activities as a result of a reduction in customer deposits, increased receivables and decreased accounts payable and accrued expenses, offset by decreased inventories during the period.  For the nine months ended September 30, 2008, although we had a net loss during the period, we had positive cash flows from operations resulting primarily from increased accounts payable and accrued expenses, and decreased receivables and inventories, offset by increased prepaid design fees.  As of September 30, 2008, prepaid design fees related to the Company’s William Rast men’s and women’s ready-to-wear product line designed by Paris68 amounted to approximately $1.3 million and represented design fee payments made in accordance with the terms of a design services agreement entered into effective November 15, 2007 with Paris68, LLC.  Effective December 1, 2008, the design services agreement was terminated.  The parties to the services agreement have negotiated the terms of a restructured design consulting arrangement.  The restructured design consulting arrangement provides for a reduction in the fees paid for services and the elimination of royalty payments due under the prior agreement.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at September 30, 2009 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$13,332,033	$2,081,862	$4,848,095	$2,481,698	$3,920,378
Consulting agreements	240,000	240,000	-	-	-
Total	$13,572,033	$2,321,862	$4,848,095	$2,481,698	$3,920,378

At September 30, 2009, approximately $167,000 of the Company’s cash is held under lease lines as collateral to secure two of the Company’s lease agreements.

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

In light of the restatement, management and Crowe Horwath LLP, our independent registered public accountants, concluded that a material weakness existed in our internal control over financial reporting. As a result, management has now concluded that our disclosure controls and procedures were not effective as of September 30, 2009. Subsequent to September 30, 2009, we remedied this material weakness by changing our policies and procedures with regards to the application of the requirements of new accounting standards as they relate to our existing material contracts.   With the assistance of outside accounting consultants, our Chief Financial Officer will review new accounting pronouncements that are adopted by the Company and will determine their impact on the way the requirements of new accounting standards are applied to our existing material contracts.

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

On October 28, 2009, Charlotte Russe Holding, Inc. and Charlotte Russe Merchandising, Inc. served a complaint against People’s Liberation, Inc. and Versatile Entertainment, Inc., which complaint was filed in the Superior Court of the State of California, County of Los Angeles, Central District (Charlotte Russe Holding, Inc. vs. Versatile Entertainment, Inc., BC424734).  In its complaint, Charlotte Russe has asserted claims for:

•	rescission of the Agreement based on fraudulent misrepresentations made by us to induce Charlotte Russe to enter into the Agreement;

•	fraud based on fraudulent misrepresentations made by us to induce Charlotte Russe to enter into and continue to perform its obligations under the Agreement; and

•
breach of contract by us for, among other things, (i) permitting other retailers to sell People’s Liberation branded products in Charlotte Russe’s exclusive territory; (ii) failing to provide the services under the Agreement; (iii) failing to maintain the promised quality of the products; (iv) failing to price the products in accord with the Agreement; and (v) failing to deliver all products in the time required under the Agreement.

Charlotte Russe is seeking restitution of all consideration paid to us under the Agreement, compensatory and punitive damages, and an award of attorneys’ fees and costs incurred in relation to each cause of action.

We intend to vigorously pursue the Charlotte Russe Action and the Advent Action and to vigorously defend any actions brought forth by Charlotte Russe.

Item 1A.	Risk Factors

This Quarterly Report on Form 10-Q/A contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Other actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2008.  Other than as described below, there have been no material changes to such risk factors during the nine months ended September 30, 2009.

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

We derived a significant portion of our revenues and operating cash flow from the sale of People’s Liberation branded merchandise pursuant to the distribution agreement.  In the first year of the contract, we received approximately $5.5 million through September 30, 2009 as required by the distribution agreement and we are owed $59.5 million in guaranteed minimum payments over the remainder of the term of the agreement, which amount may be reduced if Charlotte Russe elects to terminate the agreement early, beginning July 2011 with an early termination fee.  We believe that as a result of Charlotte Russe’s purported termination of the distribution agreement, Charlotte Russe will cease to make their contractually obligated payments to us, which will significantly decrease our net sales and cash flows from operations of our People’s Liberation business, and may adversely impact our results of operations to the extent that we are not able to successfully mitigate the impact of Charlotte Russe’s actions by implementing cost cutting measures in our People’s Liberation branded merchandise business.  We also believe our results of operations and financial condition could be negatively impacted if we are unable to reach a settlement in a manner acceptable to us or the ensuing litigation, which is currently in its early stage, is not resolved in a manner favorable to us.  Additionally, we may incur significant legal fees in our litigation with Charlotte Russe, and unless the cases are settled, we will continue to incur additional legal fees in increasing amounts as the cases move toward trial.

Charlotte Russe’s sale of People’s Liberation branded merchandise at steeply discounted prices may result in significant and irreparable damage and diminution of the People’s Liberation brand and trademark.

Charlotte Russe has advised us that they intend to institute markdowns and promotions on all People’s Liberation branded merchandise in their possession and we have been informed that Charlotte Russe has already begun to sell People’s Liberation branded merchandise at “close-out” prices.  The actions taken by Charlotte Russe may result in significant and irreparable damage and diminution of the People’s Liberation brand and trademark, which will limit our ability to market and promote the brand going forward.

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