Form 10-K/A
period 2009-12-31
PEOPLES LIBERATION INC
filed 2010-08-16
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.             Yes             ☐             No             ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.             Yes             ☐             No             ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes             ☒             No             ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             Yes             ☐             No             ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.             ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note

We are filing this Amended Annual report on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2009 and 2008 (the “Original Filing”) to amend and restate our audited consolidated financial statements and related disclosures for the year ended December 31, 2009 and 2008, as discussed in Note 27 to the accompanying restated audited consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on May 29, 2010.

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

As a result of these errors, the Company announced that the previously issued audited consolidated financial statements as of and for the years ended December 31, 2008 and 2009 in the Company’s Forms 10-K, and the unaudited consolidated financial statements for the three month periods ended March 31, 2010, 2009 and 2008, June 30 2009 and 2008 and September 30, 2009 and 2008, in the Company’s Forms 10-Q for those respective periods should no longer be relied upon (collectively, the “Affected Periods”). This restatement reflects the appropriate current period correction for the year ended December 31, 2009.

This Form 10-K/A amends and restates Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 8 of Part II, “Financial Statements and Supplementary Data”, and Item 9AT of Part II, “Controls and Procedures,” of the Original Filing, in each case, solely as a result of, and to reflect, the restatement.  Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.  Item 15 of Part IV of the Original Filing has also been amended to provide certain consents of our independent registered public accounting firm.

For the convenience of the reader, this Annual Report on Form 10-K/A sets forth the Original Filing in its entirety. Other than as described above and to correct typographical errors contained therein, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Annual Report on Form 10-K/A should be read in conjunction with the Company's filings with the Securities and Exchange Commission filed subsequent to the Original Filing.

PEOPLE’S LIBERATION, INC.

INDEX TO FORM 10-K/A

PART I

This 2009 Annual Report on Form 10-K/A, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new services; our expectations concerning litigation, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Results of Operations

The following table presents consolidated statement of operations data for each of the years indicated as a percentage of net sales.

	Year Ended December 31, 2009	Year Ended December 31, 2008

Net sales	100.0%	100.0%
Cost of goods sold	51.6	51.7
Gross profit	48.4	48.3
Selling, design and production expense	26.4	36.6
General and administrative expense	23.2	21.1
Operating loss	(1.2)%	(9.4)%

Net Sales

	Years Ended December 31,		Percent
	2009	2008	Change

Net sales	$35,634,806	$32,190,093	10.7%

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

Gross Profit

	Years Ended December 31,		Percent
	2009	2008	Change

Gross profit	$17,244,747	$15,547,678	10.9%

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

Selling, Design and Production Expenses

	Years Ended December 31,		Percent
	2009	2008	Change

Selling, design and production expense	$9,396,134	$11,784,062	(20.3)%

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

General and Administrative Expenses

	Years Ended December 31,		Percent
	2009	2008	Change

General and administrative expenses	$8,290,842	$6,796,234	22.0%

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

Interest Expense, Net

	Years Ended December 31,		Percent
	2009	2008	Change

Interest expense, net	$207,716	$141,844	46.4%

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

Provision (Benefit) for Income Taxes

	Years Ended December 31,		Percent
	2009	2008	Change

Provision (benefit) for income taxes	$53,992	$(35,250)	*
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

Net Loss

	Years Ended December 31,		Percent
	2009	2008	Change

Net loss	$(703,937)	$(3,122,940)	(77.5)%

The decrease in net loss during the year ended December 31, 2009 compared to the year ended December 31, 2008 is due primarily to increased net sales and gross profit, and decreased operating expenses incurred during the year, as discussed above.

Noncontrolling Interest in Subsidiaries’ Earnings

	Years Ended December 31,		Percent
	2009	2008	Change

Noncontrolling interest in subsidiaries’ earnings	$(1,188,279)	$11,024	*
* Not meaningful

Noncontrolling interest recorded for the year ended December 31, 2009 represents net loss allocations to William Rast Enterprises, a member of William Rast Sourcing and William Rast Licensing, and J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.  Noncontrolling interest recorded for the year ended December 31, 2008 represents net profit allocations to J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.  Beginning January 1, 2009, losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  Allocations to William Rast Enterprises are recorded as a noncontrolling interest in the consolidated financial statements.   Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements.  Profit and loss allocations to its member, J. Lindeberg USA Corp., are recorded as noncontrolling interest in our consolidated financial statements.  The decrease in noncontrolling interest recorded for the year ended December 31, 2009 compared to the year ended December 31, 2008 was due primarily to loss allocations to William Rast Enterprises and J. Lindeberg USA Corp. during the year ended December 31, 2009, compared to income allocations to J. Lindeberg USA Corp. during the year ended December 31, 2008.

Net Income (Loss) Attributable to Common Stockholders

	Years Ended December 31,		Percent
	2009	2008	Change

Net income (loss) attributable to common stockholders	$484,342	$(3,133,964)	*
* not meaningful

The increase in net income attributable to common stockholders during the year ended December 31, 2009 compared to net loss attributable to common stockholders for the year ended December 31, 2008 is due primarily to increased net sales and gross profit, increased loss allocations to noncontrolling interest and decreased operating expenses incurred during the year, as discussed above.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders:

People’s Liberation, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of People’s Liberation, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People’s Liberation, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009 the Company changed its method of accounting for noncontrolling interests in subsidiaries.  This change was made to comply with new accounting requirements.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 29, 2010, except for Note 27, as to which the date is August 16, 2010

PEOPLE’S LIBERATION, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009 (As Restated)	December 31, 2008 (As Restated)
Assets
Current Assets:
Cash and cash equivalents	$2,567,005	$1,888,718
Restricted cash	167,000	-
Accounts receivable, net of allowance for doubtful accounts	94,306	1,307,922
Inventories	2,731,754	4,925,438
Prepaid expenses and other current assets	405,615	247,672
Total current assets	5,965,680	8,369,750
Property and equipment, net of accumulated depreciation and amortization	1,528,033	837,351
Trademarks, net of accumulated amortization	598,948	600,609
Intangible asset	428,572	428,572
Other assets	469,106	444,266
Total assets	$8,990,339	$10,680,548

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,455,512	$3,801,080
Due to factor	2,529	170,369
Customer deposits	-	1,000,000
Due to member	812,090	427,623
Income taxes payable	9,400	17,789
Total current liabilities	4,279,531	5,416,861

Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at December 31, 2009 and 2008	36,002	36,002
Additional paid-in capital	8,103,018	7,951,960
Accumulated deficit	(4,538,516)	(5,022,858)
Total stockholders’ equity	3,600,504	2,965,104

Noncontrolling interest	1,110,304	2,298,583
Total equity	4,710,808	5,263,687
Total liabilities and stockholders’ equity	$8,990,339	$10,680,548

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009 (As Restated)	Year Ended December 31, 2008 (As Restated)

Net sales	$35,634,806	$32,190,093
Cost of goods sold	18,390,059	16,642,415
Gross profit	17,244,747	15,547,678

Selling, design and production expenses	9,396,134	11,784,062
General and administrative	8,290,842	6,796,234

Total operating expenses	17,686,976	18,580,296

Loss from operations	(442,229)	(3,032,618)

Interest expense, net	207,716	141,844
Other income	-	(16,272)
Total other expense	207,716	125,572

Loss before income taxes	(649,945)	(3,158,190)

Provision (benefit) for income taxes	53,992	(35,250)

Net loss	(703,937)	(3,122,940)

Noncontrolling interest in subsidiaries’ earnings	(1,188,279)	11,024

Net income (loss) attributable to common stockholders	$484,342	$(3,133,964)

Basic and diluted weighted average income (loss) per common share	$0.01	$(0.09)

Basic weighted average common shares outstanding	36,002,563	36,002,563

Diluted weighted average common shares outstanding	36,022,015	36,002,563

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008

Cash flows from operating activities:
Net loss	$(703,937)	$(3,122,940)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	371,145	291,297
Allowance for doubtful accounts	(46,000)	150,000
Deferred income taxes	-	(55,000)
Impairment of long-lived asset	123,036	-
Stock based compensation	151,058	183,058
Warrants issued for services	-	6,700
Loss on disposal of fixed assets	4,141	143,148
Changes in operating assets and liabilities:
Receivables	841,426	1,985,177
Inventories	2,193,684	399,101
Refundable income taxes	-	11,500
Prepaid expenses and other current assets	(157,943)	(50,942)
Other assets	(24,840)	205,894
Accounts payable and accrued expenses	(345,568)	1,172,172
Customer deposit	(1,000,000)	1,000,000
Due to member	384,467	42,483
Income taxes payable	(8,389)	4,399
Net cash flows provided by operating activities	1,782,280	2,366,047

Cash flows from investing activities:
Increase in restricted cash	(167,000)	-
Acquisition of retail store	(100,000)	-
Acquisition of trademarks	(165,360)	(270,999)
Acquisition of property and equipment	(671,633)	(575,782)
Net cash flows used in investing activities	(1,103,993)	(846,781)

Cash flows from financing activities:
Capital investment received from minority interest member	-	20,000
Professional fees related to private placement of common stock	-	(13,053)
Net cash flows provided by financing activities	-	6,947

Net increase in cash and cash equivalents	678,287	1,526,213
Cash and cash equivalents, beginning of year	1,888,718	362,505
Cash and cash equivalents, end of year	$2,567,005	$1,888,718

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$208,642	$144,064
Income taxes paid	69,150	18,222
Income taxes received	(6,390)	(14,578)
Non-cash financing transactions:
Acquisition of retail store:
Cancellation of trade receivables	(250,350)	-
Fair value of property and equipment acquired	350,350	-
Net assets and liabilities received in acquisition of subsidiary:
Receivables	-	726,191
Inventory	-	1,491,369
Property and equipment	-	50,000
Deposits	-	385,140
Due to member	-	(385,140)
Minority interest, net of cash received from member	-	(2,267,560)

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY

(As Restated)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at January 1, 2008	36,002,563	$36,002	$7,775,255	$(1,888,894)	$5,922,363	$—	$5,922,363

Professional fees related to the registration of the shares issued in the 2007 private placement of common stock	—	—	(13,053)	—	(13,053)	—	(13,053)

Warrants issued for services	—	—	6,700	—	6,700	—	6,700

Noncontrolling interest members contributions	—	—	—	—	—	2,287,559	2,287,559

Noncontrolling interest in subsidiaries' earnings	—	—	-	—	—	11,024	11,024

Stock based compensation	—	—	183,058	—	183,058	—	183,058
Net loss attributable to common stockholders	—	—	—	(3,133,964)	(3,133,964)	—	(3,133,964)
Balance at December 31, 2008	36,002,563	36,002	7,951,960	(5,022,858)	2,965,104	2,298,583	5,263,687

Noncontrolling interest in subsidiaries’ earnings	—	—	-	—	—	(1,188,279)	(1,188,279)

Stock based compensation	—	—	151,058	—	151,058	—	151,058
Net income attributable to common stockholders	—	—	—	484,342	484,342	—	484,342
Balance at December 31, 2009	36,002,563	$36,002	$8,103,018	$(4,538,516)	$3,600,504	$1,110,304	$4,710,808

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

Noncontrolling Interest

In accordance with the provisions of Statement of Financial Accounting Standard No. 160, Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB No. 51, superseded by ASC 810-10-65 adopted by the Company on January 1, 2009, the Company allocates profits and losses to each of the members of William Rast Sourcing and William Rast Licensing in accordance with the amended and restated limited liability company operating agreements for such entities, which became effective as of January 1, 2007 (the “Operating Agreements”).  The Operating Agreements provide that losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  To the extent each member has positive equity in William Rast Sourcing and William Rast Licensing, profits will be allocated consistent with the cash distribution terms described below.

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

William Rast Sourcing and William Rast Licensing have accumulated losses totaling approximately $5.5 million from inception (October 1, 2006) through December 31, 2009.  Beginning January 1, 2009 through December 31, 2009, approximately $1.0 million of these losses has been allocated to WRE, the noncontrolling interest member of William Rast Sourcing and William Rast Licensing.  Unpaid accumulated contingent priority cash distributions to WRE amounted to approximately $2.5 million and $1.3 million as of December 31, 2009 and 2008, respectively.  If and when the contingent priority cash distributions are paid to WRE, such distributions will be accounted for as decreases in noncontrolling interest in the consolidated balance sheet of the Company. Profit and loss allocations made to WRE are recorded as increases or decreases in noncontrolling interest in the consolidated statements of operations of the Company.  From inception (October 1, 2006) through December 31, 2008, losses were not allocated to noncontrolling interest in accordance with Accounting Research Bulletin 51 because the noncontrolling interest member did not have basis in the capital of William Rast Sourcing and William Rast Licensing, prior to January 1, 2009.  Instead, all losses were recognized by Bella Rose in consolidation.

The adoption of SFAS 160 by the Company on January 1, 2009 requires proforma financial information to be disclosed in the Company’s most recent interim financial statements.  Unaudited proforma consolidated results of operations for the year ended December 31, 2009 is presented as if losses were not attributed to the noncontrolling interest as follows:

Consolidated Statement of Operations
Year Ended
December 31, 2009
(condensed)	As Reported	Proforma

Net loss	$(703,937)	$(703,937)

Noncontrolling interest in subsidiaries’ earnings	$(1,188,279)	$(202,994)

Net income (loss) attributable to common shareholders	$484,342	$(500,943)

Basic and diluted income (loss) per common share	$0.01	$(0.01)

Beginning July 1, 2008, the operations of J. Lindeberg USA are included in the consolidated financial statements of the Company.  Profit and loss allocations to Lindeberg Sweden are recorded as increases and decreases in noncontrolling interest in the consolidated financial statements of the Company.

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

Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,516,000 shares of common stock at exercise prices ranging from $0.30 to $1.25 per share were outstanding as of December 31, 2009, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,716,000 shares of common stock at exercise prices ranging from $0.30 to $1.25 per share were outstanding as of December 31, 2008, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

Year ended December 31, 2009:	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
(As Restated)
Basic income per share:
Net income attributable to common stockholders	$484,342	36,002,563	$0.01

Effect of Dilutive Securities:
Options	-	19,452	-
Warrants	-	-	-
Net income attributable to common stockholders	$484,342	36,022,015	$0.01

Year ended December 31, 2008:
(As Restated)
Basic loss per share:
Net loss attributable to common stockholders	$(3,133,964)	36,002,563	$(0.09)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Net loss attributable to common stockholders	$(3,133,964)	36,002,563	$(0.09)

NOTE 4 – ACCOUNTS RECEIVABLE

Accounts receivable is summarized as follows:
	December 31,
	2009	2008

Trade accounts receivable	$294,306	$1,553,922
Less allowance for doubtful accounts and subsequent credits	(200,000)	(246,000)
	$94,306	$1,307,922

NOTE 5 - INVENTORIES

Inventories are summarized as follows:
	December 31,
	2009	2008

Piece goods and trim	$72,722	$1,564,727
Work in process	35,295	418,710
Finished goods	2,933,917	3,203,001
	3,041,934	5,186,438
Less reserve for obsolescence and slow moving inventory	(310,180)	(261,000)
	$2,731,754	$4,925,438

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
	December 31,
	2009	2008

Furniture and fixtures	$595,369	$451,854
Office equipment	365,472	256,454
Machinery and equipment	54,107	48,695
Leasehold improvements	854,226	119,910
Computer software	370,894	352,176
	2,240,068	1,229,089
Less accumulated depreciation and amortization	(712,035)	(391,738)
	$1,528,033	$837,351

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

WRE received a 50% membership interest in William Rast Sourcing.  Bella Rose was granted a 50% membership interest in William Rast Sourcing in exchange for assigning all of the assets and liabilities of the William Rast apparel business operated by Bella Rose.  Pursuant to the Transaction Documents, profits and losses were to be allocated to each member in accordance with their respective membership interests and WRE was to receive minimum annual non-cumulative profit allocations of 6% of net sales or, if less, the actual amount of profits for the year.  Bella Rose was required to loan William Rast Sourcing up to $1.8 million in unsecured working capital funds through December 31, 2008.  The Sourcing Operating Agreement also includes certain rights related to the sale or transfer of membership interests, including right of first refusal and drag along rights.

WRE also received a 50% membership interest in William Rast Licensing.  Bella Rose was granted a 50% membership interest in William Rast Licensing in exchange for contributing the William Rast™ trademarks to the company.  Pursuant to the transaction documents, profits and losses were to be allocated to each member in accordance with their respective membership interests and WRE was to receive minimum annual non-cumulative profit allocations of 3% of net sales or, if less, the actual amount of profits for the year.  Bella Rose was required to loan William Rast Licensing up to $200,000 in unsecured working capital funds through December 31, 2008.  The Licensing Operating Agreement also includes certain rights related to the sale or transfer of membership interests, including right of first refusal and drag along rights.

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

Beginning October 1, 2006, William Rast Sourcing and William Rast Licensing are consolidated under Bella Rose, a wholly-owned subsidiary of the Company.  Because WRE did not have basis in the capital of William Rast Sourcing and William Rast Licensing, prior to January 1, 2009, losses were not be allocated to WRE in accordance with Accounting Research Bulletin 51.  Instead, all losses were recognized by Bella Rose in consolidation.

In accordance with the provisions of Statement of Financial Accounting Standard No. 160, Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB No. 51, superseded by ASC 810-10-65 adopted by the Company on January 1, 2009, the Company allocates profits and losses to each of the members of William Rast Sourcing and William Rast Licensing in accordance with the amended and restated limited liability company operating agreements for such entities, which became effective as of January 1, 2007 (the “Operating Agreements”).  The Operating Agreements provide that losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  To the extent each member has positive equity in William Rast Sourcing and William Rast Licensing, profits will be allocated consistent with the cash distribution terms described below.

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

William Rast Sourcing and William Rast Licensing have accumulated losses totaling approximately $5.5 million from inception (October 1, 2006) through December 31, 2009.  Beginning January 1, 2009 through December 31, 2009, approximately $1.0 million of these losses have been allocated to WRE, the noncontrolling interest member of William Rast Sourcing and William Rast Licensing.  Unpaid accumulated contingent priority cash distributions to WRE amounted to approximately $2.5 million and $1.3 million as of December 31, 2009 and 2008, respectively.  If and when the contingent priority cash distributions are paid to WRE, such distributions will be accounted for as decreases in noncontrolling interest in the consolidated balance sheet of the Company. Profit and loss allocations made to WRE are recorded as increases or decreases in noncontrolling interest in the consolidated statements of operations of the Company.

Total noncontrolling interest recorded for the year ended December 31, 2009 amounted to $985,285 and represents the allocation of losses to WRE for the year then ended as required by Statement of Financial Accounting Standard No. 160, Noncontrolling interest in Consolidated Financial Statement – an amendment of ARB No. 51 (“SFAS 160”) superseded by ASC 810-10-65, adopted by the Company on January 1, 2009.  Prior to the adoption of SFAS 160, ARB 51 prohibited the allocation of losses to noncontrolling interest if that allocation resulted in a deficit noncontrolling interest balance.  Therefore, there was no allocation of losses to WRE for the year ended December 31, 2008.

On November 9, 2007, the limited liability company operating agreement of William Rast Sourcing, LLC was further amended to reflect a modification of the contingent priority cash distributions to WRE.  For the calendar quarters ending June 30, 2007, September 30, 2007 and December 31, 2007, all cash distributions William Rast Sourcing, LLC was required to pay to WRE pursuant to the amended and restated Operating Agreement were not be paid or accrued for future payment with respect to such calendar quarters.

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

NOTE 11 – CHARLOTTE RUSSE DISTRIBUTION AGREEMENT AND LITIGATION

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

This transaction is an acquisition of a business and accounting standards require proforma financial information to be disclosed in the Company’s annual financial statements.  Unaudited proforma consolidated results of operations for the year ended December 31, 2008, as though J. Lindeberg USA had been acquired as of January 1, 2008, are as follows:

Year Ended
December 31,
2008

Net sales	$36,489,010
Net loss	$(4,663,099)
Basis and diluted loss per share	$(0.13)

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

Additional information relating to stock options and warrants outstanding and exercisable at December 31, 2009, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$ 0.20	(options)	379,000	9.5	$0.20	72,000	$0.20
$ 0.30	(options)	90,000	8.5	$0.30	90,000	$0.30
$ 0.31	(options)	48,000	7.5	$0.31	48,000	$0.31
$ 0.38	(options)	265,000	7.7	$0.38	256,106	$0.38
$ 0.40	(options)	450,000	8.5	$0.40	300,690	$0.40
$ 0.40	(warrants)	150,000	2.9	$0.40	150,000	$0.40
$ 0.46	(options)	415,000	7.5	$0.46	415,000	$0.46
$ 0.50	(options)	699,000	7.9	$0.50	539,601	$0.50
$ 0.50	(warrants)	290,000	2.9	$0.50	290,000	$0.50
$ 1.25	(options)	549,000	6.7	$1.25	505,750	$1.25
$ 1.25	(warrants)	625,000	0.9	$1.25	625,000	$1.25
$ 2.00	(warrants)	2,500,000	0.9	$2.00	2,500,000	$2.00

		6,460,000	4.2	$1.18	5,792,147	$1.27

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2008	1,443,667	$0.32
Granted	690,000	0.15
Vested	(566,802)	(0.27)
Forfeited	(390,000)	(0.32)

Unvested stock options – December 31, 2008	1,176,865	0.24
Granted	394,000	0.03
Vested	(688,012)	(0.20)
Forfeited	(215,000)	(0.31)

Unvested stock options – December 31, 2009	667,853	$0.14

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

NOTE 27 – RESTATEMENT OF FINANCIAL STATEMENTS

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

The description of our accounting policy for noncontrolling interests in Notes 2 and 8 has also been revised.

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

For the periods presented in this Form 10-K for the years ended December 31, 2009 and 2008, these changes resulted in an increase in income per share or a decrease in loss per share attributable to common shareholders for the years ended December 31, 2009 and 2008 to $0.01 and $(0.09), respectively, from the previously reported $(0.05) and $(0.12), respectively.

The cumulative effect of restating noncontrolling interest on the December 31, 2009 balance sheet presented in this Form 10-K/A was a decrease in the accumulated deficit of $3.5 million and a decrease in noncontrolling interest of $3.5 million on the Company’s balance sheet.  The cumulative effect of restating noncontrolling interest on the December 31, 2008 balance sheet presented in this Form 10-K/A was an decrease in the accumulated deficit of $1.3 million and a decrease in noncontrolling interest of $1.3 million on the Company’s balance sheet.  The restatement has no impact on total assets, total liabilities, net loss or cash flows. The restatement will not have any effect on reported earnings for future periods, with the exception of the financial statements as of and for the three months ended March 31, 2010.  A summary of the effects of the restatement as of December 31, 2009 and 2008, and for the years then ended are as follows:

Consolidated Balance Sheet December 31, 2009 (condensed)	As Previously Reported	As Restated
Assets

Total assets	$8,990,339	$8,990,339

Liabilities and Stockholders’ Equity

Total liabilities	$4,279,531	$4,279,531

Stockholders’ equity:

Common stock	36,002	36,002
Additional paid-in capital	8,103,018	8,103,018
Accumulated deficit	(8,043,054)	(4,538,516)
Total stockholders’ equity	95,966	3,600,504

Noncontrolling interest	4,614,842	1,110,304
Total equity	4,710,808	4,710,808
Total liabilities and stockholders’ equity	$8,990,339	$8,990,339

Consolidated Balance Sheet December 31, 2008 (condensed)	As Previously Reported	As Restated
Assets

Total assets	$10,680,548	$10,680,548

Liabilities and Stockholders’ Equity

Total liabilities	$5,416,861	$5,416,861

Stockholders’ equity:

Common stock	36,002	36,002
Additional paid-in capital	7,951,960	7,951,960
Accumulated deficit	(6,349,151)	(5,022,858)
Total stockholders’ equity	1,638,811	2,965,104

Noncontrolling interest	3,624,876	2,298,583
Total equity	5,263,687	5,263,687
Total liabilities and stockholders’ equity	$10,680,548	$10,680,548

Consolidated Statement of Operations Year Ended December 31, 2009 (condensed)	As Previously Reported	As Restated

Net loss	$(703,937)	$(703,937)

Noncontrolling interest in subsidiaries’ earnings	$989,966	$(1,188,279)

Net (loss) income attributable to common shareholders	$(1,693,903)	$484,342

Basic and diluted (loss) income per common share	$(0.05)	$0.01

Consolidated Statement of Operations Year Ended December 31, 2008 (condensed)	As Previously Reported	As Restated

Net loss	$(3,122,940)	$(3,122,940)

Noncontrolling interest in subsidiaries’ earnings	$1,337,317	$11,024

Net (loss) income attributable to common shareholders	$(4,460,257)	$(3,133,964)

Basic and diluted income per common share	$(0.12)	$(0.09)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T).	Controls and Procedures

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

Subsequent to such evaluation, upon review of material contractual agreements, it was determined that allocations and distributions as set forth in certain of our agreements were not being properly accounted for in our consolidated financial statements.  After our review, management has determined that its accounting for noncontrolling interest as it related to certain or our subsidiaries was incorrect.  As a result of management’s determination, the Board of Directors decided to revise the accounting treatment related to noncontrolling interest and to restate our financial statements for the fiscal years ended December 31, 2008 and 2009, and three months ended March 31, 2010, as described elsewhere in this report.

In light of the restatement, management and Crowe Horwath LLP, our independent registered public accountants, concluded that a material weakness existed in our internal control over financial reporting. As a result, management has now concluded that our disclosure controls and procedures were not effective as of December 31, 2009.  Subsequent to December 31, 2009, we remedied this material weakness by changing our policies and procedures with regards to the application of the requirements of new accounting standards as they relate to our existing material contracts.   With the assistance of outside accounting consultants, our Chief Financial Officer will review new accounting pronouncements that are adopted by the Company and will determine their impact on the way the requirements of new accounting standards are applied to our existing material contracts.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2009.  Subsequently, as discussed above, we became aware of a material weakness in our internal control over financial reporting.  This material weakness resulted in this amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2009, in order to restate the financial statements for the years ended December 31, 2009 and 2008.  Solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2009.

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

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Option Awards (2) ($)	All Other Compensation (7) ($)	Total ($)
Colin Dyne(3)
Chief Executive	2009	398,803	-	-	41,001	439,804
Officer	2008	346,257	75,000	-	35,148	456,405
Darryn Barber(4)
Chief Financial
Officer and	2009	275,016	-	-	34,132	309,148
President	2008	253,626	22,500	-	21,777	297,903
Thomas Nields(5)
Chief Operating	2009	235,008	-	-	30,253	265,261
Officer	2008	226,260	22,500	35,099	19,512	303,371
Andrea Sobel(6)
Executive Vice
President of
Branding and	2009	200,016	-	1,286	14,030	215,332
Licensing	2008	125,779	7,500	36,286	9,482	179,047

(1)	Represents cash bonuses paid to our named executive officers.

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

		Number of Securities Underlying Unexercised Options (#)
Name	Grant Date	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Darryn Barber	July 7, 2006 (1)	300,000	—	1.25	July 7, 2016
	June 5, 2007 (2)	150,000	—	0.46	June 5, 2017
	August 7, 2007 (3)	100,000	—	0.38	August 7, 2017
	November 14, 2007 (4)	360,000	90,000	0.50	November 14, 2017
Tom Nields	June 22, 2006 (5)	85,417	14,583	1.25	June 22, 2016
	June 5, 2007 (6)	150,000	—	0.46	June 5, 2017
	August 7, 2007 (7)	100,000	—	0.38	August 7, 2017
	August 7, 2008 (8)	156,250	93,750	0.40	August 7, 2018
Andrea Sobel	May 16, 2008 (9)	144,440	55,560	0.40	May 16, 2018
	June 12, 2009 (10)	—	45,000	0.20	June 12, 2019

(1)	200,000 shares vested on the date of grant, and the right to purchase the remaining 100,000 underlying shares vested in monthly 25,000 share increments over the four months following the grant date.

(2)	These options vested immediately on the date of grant.

(3)	These stock options vested 50% on August 1, 2008, and the remaining 50% vested in equal monthly installments thereafter through August 1, 2009.

(4)	These stock options vest in ten equal quarterly installments of 45,000 shares commencing February 14, 2008 through May 14, 2010.

(5)	These stock options vested 25% on the first anniversary of the date of grant, and the remaining 75% vest in equal monthly installments thereafter through July 1, 2010.

(6)	These options vested immediately on the date of grant.

(7)	These stock options vested 50% on August 1, 2008, and the remaining 50% vested in equal monthly installments thereafter through August 1, 2009.

(8)	These stock options vest in eight equal quarterly installments of 31,250 shares commencing November 7, 2008 through August 7, 2010.

(9)	These stock options vest 50% on May 1, 2009, and the remaining 50% vest in equal monthly installments thereafter through October 1, 2010.

(10)	These stock options vest 25% on June 12, 2010 and the remaining 75% vest in equal monthly installments thereafter through July 12, 2013.

Director Compensation

The following table details the total compensation earned by the company’s non-employee directors in 2009:

Name	Fees Earned or Paid in Cash ($)	Option Awards(4) ($)	All Other Compensation ($)	Total ($)

Dean Oakey (1)	10,000	1,250	-	11,250

Susan White (2)	10,000	1,250	96,980	108,230

Kenneth Wengrod (3)	10,000	1,250	-	11,250

Total	30,000	3,750	96,980	130,730

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	2,895,000	$0.56	2,605,000
Equity compensation plans not approved by security holders	1,065,000	$0.93	—
Total	3,960,000		2,605,000

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

1.           Financial Statements.

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K/A, which is incorporated herein by reference.

2.           Financial Statement Schedules.

All financial statement schedules are omitted because the information is inapplicable or presented in the Notes to Financial Statements.

3.           Exhibits.  See Item 15(b) below.

(b)	Exhibits. We have filed, or incorporated into this Form 10-K/A by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K/A.

(c)	Financial Statement Schedule. See Item 15(a) above.

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

Name	Title	Date

/s/ Colin Dyne	Chief Executive Officer, Secretary,	August 16, 2010
Colin Dyne	and Director (Principal Executive
Officer)

/s/ Darryn Barber	Chief Financial Officer and President	August 16, 2010
Darryn Barber	(Principal Financial and
Accounting Officer)

*	Director	August 16, 2010
Susan White

*	Director	August 16, 2010
Dean Oakey

*By:	/s/ Darryn Barber
Darryn Barber, as Attorney-In-Fact

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

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

10.35
Amendment No. 1 to Factoring Agreement dated January 1, 2010 by and between FTC Commercial Corp. and William Rast Sourcing, LLC.  Incorporated by reference to Exhibit 10.35 to our Current Report on Form 10-K  filed with the Securities and Exchange Commission on March 31, 2010.

10.36
Amendment No. 2 to Factoring Agreement dated January 1, 2010 by and between FTC Commercial Corp. and William Rast Sourcing, LLC.  Incorporated by reference to Exhibit 10.35 to our Current Report on Form 10-K  filed with the Securities and Exchange Commission on March 31, 2010.

14.1	People’s Liberation, Inc. Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 10-KSB filed March 7, 2006.

21.1	Subsidiaries of People’s Liberation, Inc. Incorporated by reference to Exhibit 21.1 to our Current Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

**  Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K/A.
***  Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission  pursuant to a  request for an order granting  confidential  treatment pursuant to Rule 24b-2 of the Rules and  Regulations  under the  Securities and Exchange Act of 1934, as amended.