Form 10-Q/A
period 2010-03-31
PEOPLES LIBERATION INC
filed 2010-08-16
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(mark one)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 0-16075

PEOPLE’S LIBERATION, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0449546
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

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

Explanatory Note

We are filing this Amended Quarterly report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 and 2009 (the “Original Filing”) to amend and restate our unaudited consolidated financial statements and related disclosures for the three months ended March 31, 2010 and 2009, as discussed in Note 14 to the accompanying restated unaudited consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on May 17, 2010.

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

As a result of these errors, the Company announced that the previously issued audited consolidated financial statements as of and for the years ended December 31, 2008 and 2009 in the Company’s Forms 10-K, and the unaudited consolidated financial statements for the three month periods ended March 31, 2010, 2009 and 2008, June 30 2009 and 2008 and September 30, 2009 and 2008, in the Company’s Forms 10-Q for those respective periods should no longer be relied upon (collectively, the “Affected Periods”). This restatement reflects the appropriate current period correction for the quarter ended March 31, 2010.

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

PEOPLE’S LIBERATION, INC.

INDEX

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLE’S LIBERATION, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (As Restated)	December 31, 2009 (As Restated)
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,121,280	$2,567,005
Restricted cash	177,282	167,000
Due from factor	364,048	-
Accounts receivable, net of allowance for doubtful accounts	196,835	94,306
Inventories	3,786,038	2,731,754
Prepaid expenses and other current assets	211,331	405,615
Total current assets	5,856,814	5,965,680
Property and equipment, net of accumulated depreciation and amortization	1,689,135	1,528,033
Trademarks, net of accumulated amortization	605,124	598,948
Intangible asset	428,572	428,572
Other assets	470,066	469,106
Total assets	$9,049,711	$8,990,339

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,754,412	$3,455,512
Due to factor	-	2,529
Due to member	500,056	812,090
Income taxes payable	31,900	9,400
Total current liabilities	5,286,368	4,279,531

Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at March 31, 2010 and December 31, 2009	36,002	36,002
Additional paid-in capital	8,135,483	8,103,018
Accumulated deficit	(5,081,920)	(4,538,516)
Total stockholders’ equity	3,089,565)	3,600,504

Noncontrolling interest	673,778	1,110,304
Total equity	3,763,343	4,710,808
Total liabilities and stockholders’ equity	$9,049,711	$8,990,339

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31, (As Restated)
	2010	2009

Net revenue	$8,362,023	$7,530,078
Cost of revenue	3,879,258	4,176,153
Gross profit	4,482,765	3,353,925

Selling, design and production	3,026,534	2,793,273
General and administrative	2,373,239	1,944,396

Total operating expenses	5,399,773	4,737,669

Loss from operations	(917,008)	(1,383,744)

Interest expense, net	40,322	44,090

Loss before income taxes	(957,330)	(1,427,834)

Provision for income taxes	22,600	16,000

Net loss	(979,930)	(1,443,834)

Noncontrolling interest in subsidiaries’ earnings	(436,526)	(645,052)

Net loss attributable to common stockholders	$(543,404)	$(798,782)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	36,002,563	36,002,563

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of the management of People’s Liberation, Inc. (the “Company”) and subsidiaries are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-K/A for the year ended December 31, 2009.

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

William Rast Sourcing and William Rast Licensing have accumulated losses totaling approximately $6.3 million from inception (October 1, 2006) through March 31, 2010.  Beginning January 1, 2009 through March 31, 2010, approximately $1.4 million of these losses have been allocated to WRE, the noncontrolling interest member of William Rast Sourcing and William Rast Licensing.  Unpaid accumulated contingent priority cash distributions to WRE amounted to approximately $2.8 million and $2.5 million as of March 31, 2010 and December 31, 2009, respectively.  If and when the contingent priority cash distributions are paid to WRE, such distributions will be accounted for as decreases in noncontrolling interest in the consolidated balance sheet of the Company. Profit and loss allocations made to WRE are recorded as increases or decreases in noncontrolling interest in the consolidated statements of operations of the Company.

Notes to Consolidated Financial Statements (Unaudited)

Please refer to Note 14 regarding the effects of the accounting policy on restatements of prior periods.

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

Notes to Consolidated Financial Statements (Unaudited)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

Notes to Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2010	Loss	Shares	Per Share
(As Restated)
Basic loss per share:
Loss attributable to common stockholders	$(543,404)	36,002,563	$(0.02)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Loss attributable to common stockholders	$(543,404)	36,002,563	$(0.02)

Three months ended March 31, 2009
(As Restated)
Basic loss per share:
Loss attributable to common stockholders	$(798,782)	36,002,563	$(0.02)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Loss attributable to common stockholders	$(798,782)	36,002,563	$(0.02)

5.	Due from (to) Factor

Due from (to) factor is summarized as follows:
	March 31,	December 31,
	2010	2009
Outstanding receivables:
Without recourse	$3,403,660	$3,108,669
With recourse	841,416	990,761
	4,245,076	4,099,430
Advances	(3,489,506)	(3,685,612)
Open credits	(391,522)	(416,347)
	$364,048	$(2,529)

6.	Inventories

Inventories are summarized as follows:

	March 31, 2010	December 31, 2009

Piece goods and trim	$68,837	$72,722
Work in process	57,538	35,295
Finished goods	3,891,763	2,933,917
	4,018,138	3,041,934
Less reserve for obsolescence and slow moving inventory	(232,100)	(310,180)
	$3,786,038	$2,731,754

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

The Company recognizes stock-based compensation costs on a straight-line basis over the vesting period of each award, which is generally between one to four years.

During the three months ended March 31, 2010 and 2009, the Company did not grant any options and no options or warrants were exercised.  Options to purchase 2,382,074 and 1,607,542 shares were exercisable as of March 31, 2010 and 2009, respectively.  Total stock based compensation expense for the three months ended March 31, 2010 and 2009 was approximately $32,000 and $45,000, respectively.  The compensation expense recognized during the three months ended March 31, 2010 increased basic and diluted loss per share reported in the Company’s Statements of Operations by $0.01 per share.  The compensation expense recognized during the three months ended March 31, 2009 did not change basic and diluted loss per share reported in the Company’s Statements of Operations.

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

Additional information relating to stock options and warrants outstanding and exercisable at March 31, 2010, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$0.20	(options)	379,000	9.3	$0.20	108,000	$0.20
$0.30	(options)	90,000	8.3	$0.30	90,000	$0.30
$0.31	(options)	48,000	7.3	$0.31	48,000	$0.31
$0.38	(options)	265,000	7.5	$0.38	259,436	$0.38
$0.40	(options)	450,000	8.3	$0.40	348,605	$0.40
$0.40	(warrants)	150,000	2.7	$0.40	150,000	$0.40
$0.46	(options)	415,000	7.3	$0.46	415,000	$0.46
$0.50	(options)	699,000	7.7	$0.50	593,970	$0.50
$0.50	(warrants)	290,000	2.7	$0.50	290,000	$0.50
$1.25	(options)	549,000	6.5	$1.25	519,063	$1.25
$1.25	(warrants)	625,000	0.7	$1.25	625,000	$1.25
$2.00	(warrants)	2,500,000	0.7	$2.00	2,500,000	$2.00

		6,460,000	3.9	$1.18	5,947,074	$1.25

Notes to Consolidated Financial Statements (Unaudited)

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2009	1,176,865	$0.24
Granted	394,000	0.03
Vested	(688,012)	(0.20)
Forfeited	(215,000)	(0.31)

Unvested stock options – December 31, 2009	667,853	0.14
Granted	-	-
Vested	(154,927)	(0.21)
Forfeited	-	-

Unvested stock options – March 31, 2010	512,926	$0.12

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

On December 3, 2009, the Company’s subsidiary, William Rast Licensing, entered into a binding term sheet with Viva Optique, Inc. for the worldwide license of William Rast eyewear for men and women.  In accordance with the binding term sheet, the initial term of the license ends on December 31, 2013 and includes an option to renew for an additional three-year term through December 2016.   The term sheet provides for the payment of royalties based on net sales at a negotiated rate and minimum royalty amounts for each contract year.  The binding term sheet contemplates the signing of a definitive license agreement consistent with the terms of the binding term sheet.  As of March 31, 2010, the Company received an advanced payment of $125,000.  An additional advanced payment of $125,000 was received on April 1, 2010.  Advanced payments will be applied against minimum royalty amounts in the first contract year.

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

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

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

Notes to Consolidated Financial Statements (Unaudited)

•
restated noncontrolling interest on the balance sheet and restated noncontrolling interest and income or loss allocable to common shareholders on the statement of operations that was previously reported as decreases in income or increases in losses attributable to common shareholders and increases in noncontrolling interest on the balance sheet.

For the periods presented in this Form 10-Q/A for the three months ended March 31, 2010 and 2009, these changes resulted in an increase in income per share attributable to common shareholders for the three months ended March 31, 2010 and 2009 to $(0.02) and $(0.02), respectively, from the previously reported $(0.03) and $(0.05),  respectively.

The cumulative effect of restating noncontrolling interest on the March 31, 2010 balance sheet presented in this Form 10-Q/A was a decrease in the accumulated deficit of $4.1 million and a decrease in noncontrolling interest of $4.1 million on the Company’s balance sheet.  The cumulative effect of restating noncontrolling interest on the December 31, 2009 balance sheet presented in this Form 10-Q/A was a decrease in the accumulated deficit of $3.5 million and a decrease in noncontrolling interest of $3.5 million.  The restatement has no impact on total assets, total liabilities, net loss or cash flows as of March 31, 2010 and December 31, 2009. The restatement effects reported earnings for the year ended December 31, 2009, and the three months ended March 31, 2010, but has no effect on future periods.  A summary of the effects of the restatement as of March 31, 2010 and December 31, 2009 and for the three months ended March31, 2010 and 2009 are as follows:

Consolidated Balance Sheet March 31, 2010 (condensed)	As Previously Reported	As Restated
Assets

Total assets	$9,049,711	$9,049,711

Liabilities and Stockholders’ Equity

Total liabilities	$5,286,368	$5,286,368

Stockholders’ (deficit) equity:

Common stock	36,002	36,002
Additional paid-in capital	8,135,483	8,135,483
Accumulated deficit	(9,224,561)	(5,081,920)
Total stockholders’ (deficit) equity	(1,053,076	3,089,565

Noncontrolling interest	4,816,419	673,778
Total equity	3,763,343	3,763,343
Total liabilities and stockholders’ equity	$9,049,711	$9,049,711

Notes to Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet December 31, 2009 (condensed)	As Previously Reported	As Restated
Assets

Total assets	$8,990,339	$8,990,339

Liabilities and Stockholders’ Equity

Total liabilities	$4,279,531	$4,279,531

Stockholders’ equity:

Common stock	36,002	36,002
Additional paid-in capital	8,103,018	8,103,018
Accumulated deficit	(8,043,054)	(4,538,516)
Total stockholders’ equity	95,966	3,600,504

Noncontrolling interest	4,614,842	1,110,304
Total equity	4,710,808	4,710,808
Total liabilities and stockholders’ equity	$8,990,339	$8,990,339

Consolidated Statement of Operations Three Months Ended March 31, 2010 (condensed)	As Previously Reported	As Restated

Net income (loss)	$(979,930)	$(979,930)

Noncontrolling interest in subsidiaries’ earnings	$201,577	$(436,526)

Net income attributable to common shareholders	$(1,181,507)	$(543,405)

Basic and diluted income per common share	$(0.03)	$(0.02)

Notes to Consolidated Financial Statements (Unaudited)

Consolidated Statement of Operations Three Months Ended March 31, 2009 (condensed)	As Previously Reported	As Restated

Net loss	$(1,443,834)	$(1,443,834)

Noncontrolling interest in subsidiaries’ earnings	$185,593	$(645,052)

Net (loss) income attributable to common shareholders	$(1,629,427)	$(798,782)

Basic and diluted income per common share	$(0.05)	$(0.02)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q, as amended, is intended to update the information contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K, as amended.  The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q, as amended.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People’s Liberation, Inc. for the three months ended March 31, 2010 and the three months ended March 31, 2009.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of each of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q, as amended.

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

Noncontrolling Interest

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percent Change

Noncontrolling interest	$(436,526)	$(645,052)	(32.3)%

Noncontrolling interest recorded for the three months ended March 31, 2010 and 2009 represents profit or loss allocations to William Rast Enterprises, a member of William Rast Sourcing and William Rast Licensing, and J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.    Beginning January 1, 2009, losses from William Rast Sourcing and William Rast Licensing are allocated in accordance with each member’s percentage interest and profits will be allocated to the members based on their percentage intersts to the extent that the member was previously allocated losses. Allocations to William Rast Enterprises are recorded as a noncontrolling interest in our consolidated financial statements.   Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements.  Profit and loss allocations to its member, J. Lindeberg USA Corp., are recorded as noncontrolling interest in our consolidated financial statements.  The decrease in noncontrolling interest recorded for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was due primarily to decreased loss allocations to William Rast Enterprises and J. Lindeberg USA Corp. during the three months ended March 31, 2010, compared to net loss allocations during the three months ended March 31, 2009.

Net Loss Attributable to Common Stockholders

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Percent Change

Net loss attributable to common stockholders	$(543,404)	$(798,782)	(32.0)%

The decrease in net loss attributable to common stockholders during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is due primarily to increased net revenue and gross margin, offset by increased operating expenses and decreased noncontrolling interest recorded during the three months ended March 31, 2010, as discussed above.

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

In light of the restatement, management and Crowe Horwath LLP, our independent registered public accountants, concluded that a material weakness existed in our internal control over financial reporting. As a result, management has now concluded that our disclosure controls and procedures were not effective as of March 31, 2010. Subsequent to March 31, 2010, we remedied this material weakness by changing our policies and procedures with regards to the application of the requirements of new accounting standards as they relate to our existing material contracts.   With the assistance of outside accounting consultants, our Chief Financial Officer will review new accounting pronouncements that are adopted by the Company and will determine their impact on the way the requirements of new accounting standards are applied to our existing material contracts.

Internal Control Over Financial Reporting.

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

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q, as amended, contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.  There have been no material changes to such risk factors during the three months ended March 31, 2010.

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