Form 10-Q
period 2010-06-30
PEOPLES LIBERATION INC
filed 2010-08-16
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

As of August 16, 2010, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.

PEOPLE’S LIBERATION, INC.

INDEX TO FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLE’S LIBERATION, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009 (As Restated)
Assets
Current Assets:
Cash and cash equivalents	$1,041,817	$2,567,005
Restricted cash	166,090	167,000
Accounts receivable, net of allowance for doubtful accounts	786,144	94,306
Inventories	3,923,562	2,731,754
Prepaid expenses and other current assets	356,022	405,615
Total current assets	6,273,635	5,965,680

Property and equipment, net of accumulated depreciation and amortization	1,728,509	1,528,033
Trademarks, net of accumulated amortization	620,186	598,948
Intangible asset	428,572	428,572
Other assets	470,066	469,106
Total assets	$9,520,968	$8,990,339

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,196,307	$3,455,512
Due to factor	263,616	2,529
Due to member	781,279	812,090
Income taxes payable	31,240	9,400
Total current liabilities	6,272,442	4,279,531

Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at June 30, 2010 and December 31, 2009	36,002	36,002
Additional paid-in capital	8,158,314	8,103,018
Accumulated deficit	(5,273,072)	(4,538,516)
Total stockholders’ equity	2,921,244	3,600,504

Noncontrolling interest	327,282	1,110,304
Total equity	3,248,526	4,710,808
Total liabilities and stockholders’ equity	$9,520,968	$8,990,339

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(As Restated)		(As Restated)
Net revenue	$6,849,335	$9,949,864	$15,211,358	$17,479,942
Cost of goods sold	3,212,960	5,214,661	7,092,218	9,390,814
Gross profit	3,636,375	4,735,203	8,119,140	8,089,128

Selling, design and production expenses	1,675,428	2,250,909	4,701,962	5,044,182
General and administrative expenses	2,436,748	1,623,692	4,809,987	3,568,088

Total operating expenses	4,112,176	3,874,601	9,511,949	8,612,270

(Loss) income from operations	(475,801)	860,602	(1,392,809)	(523,142)

Interest expense, net	54,457	56,762	94,779	100,852

(Loss) income before income taxes	(530,258)	803,840	(1,487,588)	(623,994)

Provision for income taxes	7,390	5,790	29,990	21,790

Net (loss) income	(537,648)	798,050	(1,517,578)	(645,784)

Noncontrolling interest in subsidiaries’ earnings	(346,496)	(200,776)	(783,022)	(845,828)

Net (loss) income attributable to common stockholders	$(191,152)	$998,826	$(734,556)	$200,044

Basic and diluted (loss) income per common share	$(0.01)	$0.03	$(0.02)	$0.01

Basic and diluted weighted average common shares outstanding	36,002,563	36,002,563	36,002,563	36,002,563

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,517,578)	$(645,784)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	256,548	165,080
Allowance for doubtful accounts	(70,000)	(5,000)
Stock based compensation	55,296	86,278
Impairment of long-lived asset	-	69,270
Loss on disposal of fixed asset	-	1,099
Changes in operating assets and liabilities:
Receivables	(360,751)	(558,168)
Inventories	(1,191,808)	1,290,805
Prepaid expenses and other current assets	49,593	70,571
Other assets	(960)	(17,515)
Accounts payable and accrued expenses	1,740,796	1,091,761
Customer deposits	-	(326,299)
Due to member	(30,811)	372,391
Income taxes payable	21,840	(36,405)
Net cash flows (used) provided by operating activities	(1,047,835)	1,558,084

Cash flows from investing activities:
Decrease in restricted cash	910	-
Acquisition of retail store	-	(100,000)
Acquisition of trademarks	(43,941)	(81,024)
Acquisition of property and equipment	(434,322)	(105,187)
Net cash flows used in investing activities	(477,353)	(286,211)

Net (decrease) increase in cash and cash equivalents	(1,525,188)	1,271,873
Cash and cash equivalents, beginning of period	2,567,005	1,888,718
Cash and cash equivalents, end of period	$1,041,817	$3,160,591

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$90,442	$101,503
Income taxes paid	8,150	58,995
Income taxes received	-	-
Non-cash investing activity:
Acquisition of retail store:
Cancellation of trade receivables	-	(250,350)
Fair value of property and equipment acquired	-	350,350

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

1.	Basis of Presentation

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

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

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

William Rast Sourcing and William Rast Licensing have accumulated losses totaling approximately $6.9 million from inception (October 1, 2006) through June 30, 2010.  Beginning January 1, 2009 through June 30, 2010, approximately $1.7 million of these losses have been allocated to WRE, the noncontrolling interest member of William Rast Sourcing and William Rast Licensing.  Unpaid accumulated contingent priority cash distributions to WRE amounted to approximately $3.0 million and $2.5 million as of June 30, 2010 and December 31, 2009, respectively.  If and when the contingent priority cash distributions are paid to WRE, such distributions will be accounted for as decreases in noncontrolling interest in the consolidated balance sheet of the Company. Profit and loss allocations made to WRE are recorded as increases or decreases in noncontrolling interest in the consolidated statements of operations of the Company.

PEOPLE’S LIBERATION, INC.
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

Nature of Operations

The Company markets and sells high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States, “J. Lindeberg.”  The majority of the merchandise the Company offers consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  In the United States, William Rast Sourcing and J. Lindeberg USA distribute their merchandise to boutiques, specialty stores and better department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue and Neiman Marcus, and online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  The Company also markets and sells its J. Lindeberg branded collection and golf apparel through its retail stores in New York City, Los Angeles and Miami, and sells J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  William Rast products are also sold in its four retail stores located in Los Angeles, San Jose and Cabazon, California, and Miami, Florida.  Internationally, in select countries, William Rast Sourcing sells its products to better department stores and boutiques throughout the world.

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

PEOPLE’S LIBERATION, INC.
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

The Company computes basic earnings per share based upon the weighted average number of common shares outstanding during the period.

Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,822,000 shares of common stock at exercise prices ranging from $0.20 to $1.25 per share were outstanding for the three and six months of June 30, 2010, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,925,000 shares of common stock at exercise prices ranging from $0.20 to $1.25 per share were outstanding for the three and six months ended June 30, 2009, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations:

Three months ended June 30, 2010	(Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share:
Loss attributable to common stockholders	$(191,152)	36,002,563	$	(0.01)

Effect of Dilutive Securities:
Options	-	-		-
Warrants	-	-		-
Loss attributable to common stockholders	$(191,152)	36,002,563	$	(0.01)

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

Three months ended June 30, 2009
(As Restated)
Basic income per share:
Income attributable to common stockholders	$998,826	36,002,563	$0.03

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Income attributable to common stockholders	$998,826	36,002,563	$0.03

Six months ended June 30, 2010
Basic loss per share:
Loss available to common stockholders	$(734,556)	36,002,563	$(0.02)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Loss available to common stockholders	$(734,556)	36,002,563	$(0.02)

Six months ended June 30, 2009
(As Restated)
Basic income per share:
Income available to common stockholders	$200,044	36,002,563	$0.01

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Income available to common stockholders	$200,044	36,002,563	$0.01

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

5.           Inventories

Inventories are summarized as follows:

	June 30, 2010	December 31, 2009

Piece goods and trim	$67,114	$72,722
Work in process	137,557	35,295
Finished goods	3,865,891	2,933,917
	4,070,562	3,041,934
Less reserve for obsolescence and slow moving inventory	(147,000)	(310,180)
	$3,923,562	$2,731,754

6.           Due to Factor

Due to factor is summarized as follows:

	June 30,	December 31,
	2010	2009
Outstanding receivables:
Without recourse	$2,496,012	$3,108,669
With recourse	622,188	990,761
	3,118,200	4,099,430
Advances	(3,043,886)	(3,685,612)
Open credits	(337,930)	(416,347)
	$(263,616)	$(2,529)

The terms of the factoring agreements provide that the agreements will remain in force indefinitely unless they are terminated by either party in accordance with the terms of the agreements.  On July 28, 2010, the factor exercised its right to terminate the factoring agreements for convenience by providing the Company with 60 days prior written notice of termination.  On the termination date, the obligations, indebtedness and liabilities of the Company and its subsidiaries to the factor under the factoring agreements will become due.

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

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

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

Litigation

On October 27, 2009, the Company filed a complaint for damages and equitable relief against Charlotte Russe in the Superior Court of the State of California, County of Los Angeles, Central District (Versatile Entertainment, Inc. v. Charlotte Russe Merchandising, Inc., BC424674) (the “Charlotte Russe Action”).  On that same day, the Company also filed suit against Advent International Corporation and certain of its subsidiaries, and David Mussafer and Jenny J. Ming (collectively, the “Advent Defendants”) in the Superior Court of the State of California, County of Los Angeles, Central District (Versatile Entertainment, Inc. v. Advent International Corporation, BC424675) (the “Advent Action”). Advent International Corporation, through its subsidiaries, acquired Charlotte Russe in October 2009.  The complaints relate to the Company’s Agreement with Charlotte Russe described above.  The Company subsequently dismissed the Charlotte Russe Action without prejudice and filed its claims against the Charlotte Russe entities in its Cross Complaint described below.

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

On October 26, 2009, Charlotte Russe Holding, Inc. and Charlotte Russe Merchandising, Inc. served a complaint against People’s Liberation, Inc. and Versatile Entertainment, Inc., which complaint was filed in the Superior Court of the State of California, County of Los Angeles, Central District (Charlotte Russe Holding, Inc. vs. Versatile Entertainment, Inc., BC424734).  Charlotte Russe subsequently filed a First Amended Complaint asserting claims for:

•	restitution after rescission of the Agreement based on fraudulent misrepresentations made by the Company to induce Charlotte Russe to enter into the Agreement;

•	restitution after rescission based upon the Company’s breach of the Agreement as described below;

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

In response to the Amended Complaint, the Company filed a Cross-Complaint against Charlotte Russe Merchandising, Inc. and Charlotte Russe Holding, Inc. alleging, among other things, that the Charlotte Russe entities breached the Agreement by wrongfully terminating it, failing to pay for goods delivered by the Company and accepted by Charlotte Russe, and by discounting the goods in violation of the Agreement.  The Company also seeks a declaratory judgment that it did not breach the Agreement.  The Company seeks compensatory damages of no less than $59,000,000, attorneys’ fees and the costs of the action.  Discovery is ongoing in this action and it is set for a jury trial to commence on January 24, 2011.

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

The Company intends to vigorously pursue the Advent Action and its Cross-Complaint and to vigorously defend any actions brought forth by Charlotte Russe.  Although the purported termination of the Company’s exclusive distribution agreement by Charlotte Russe will continue to have a significant impact on the Company’s subsidiary that holds the People’s Liberation brand business, Versatile Entertainment, management believes it does not affect the ability of the Company as a whole to continue as a going concern because of the continued operations and expected sales, cash flows and results of operations from its other brands, William Rast and J. Lindeberg.  As of June 30, 2010, the Company has approximately $588,000 of accounts receivable due from Charlotte Russe and approximately $264,000 of inventory on hand related to purchase orders received from Charlotte Russe.  The Company has not recorded a reserve for bad debts related to factored accounts receivable due from Charlotte Russe or a reserve for inventory purchased on behalf of Charlotte Russe as of June 30, 2010, as the Company believes it will prevail in its actions against Charlotte Russe.  The Company does not believe that it will incur a loss related to these assets and the Company believes that it will be able to sell its remaining inventory at or above the cost of production.

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

During the three and six months ended June 30, 2010, there were no options granted.  During the three and six months ended June 30, 2009, the Company granted 394,000 options to directors, employee and an officer at an exercise price of $0.20.  No options or warrants were exercised during the three and six month periods ended June 30, 2010 and 2009.  Options to purchase 2,545,938 and 1,880,602 shares were exercisable as of June 30, 2010 and 2009, respectively.  Total stock based compensation expense for the three and six months ended June 30, 2010 was approximately $23,000 and $55,000, respectively.  Total stock based compensation expense for the three and six months ended June 30, 2009 was approximately $41,000 and $86,000, respectively.  The compensation expense recognized during the three months ended June 30, 2010 increased basic and diluted loss per share reported in the Company’s Statements of Operations by $0.01 per share.  The compensation expense recognized during the six months ended June 30, 2010 did not change basic and diluted loss per share reported in the Company’s Statements of Operations.  The compensation expense recognized during the three and six months ended June 30, 2009 did not change basic and diluted income per share reported in the Company’s Statements of Operations.

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

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  Stock-based compensation expense recognized in the Statement of Operations for the three and six months ended June 30, 2010 and 2009 is included in selling, design and production expense and general and administrative expense, and is based on awards ultimately expected to vest.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  For options granted in the year ended December 31, 2009, the Company used historical data to calculate the expected forfeiture rate.

Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

For the six months ended June 30, 2010 and 2009, total stock-based compensation expense included in the consolidated statements of operations was charged to the following expense categories:

	Six months ended June 30, 2010	Six months ended June 30, 2009
Selling, design and production	$9,303	$11,561
General and administrative	45,993	74,717
Total stock-based compensation	$55,296	$86,278

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2009	2,716,000	$0.64
Granted	394,000	0.20
Exercised	-	-
Forfeited	(215,000)	0.83

Options outstanding – December 31, 2009	2,895,000	0.56
Granted	-	-
Exercised	-	-
Forfeited	(73,000)	0.74

Options outstanding – June 30, 2010	2,822,000	$0.56

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

Additional information relating to stock options and warrants outstanding and exercisable at June 30, 2010, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$ 0.20	(options)	369,000	9.0	$ 0.20	200,250	$ 0.20
$ 0.30	(options)	90,000	8.0	$ 0.30	90,000	$ 0.30
$ 0.31	(options)	48,000	7.0	$ 0.31	48,000	$ 0.31
$ 0.38	(options)	265,000	7.2	$ 0.38	262,766	$ 0.38
$ 0.40	(options)	450,000	8.0	$ 0.40	396,520	$ 0.40
$ 0.40	(warrants)	150,000	2.7	$ 0.40	150,000	$ 0.40
$ 0.46	(options)	400,000	7.0	$ 0.46	400,000	$ 0.46
$ 0.50	(options)	679,000	7.2	$ 0.50	638,756	$ 0.50
$ 0.50	(warrants)	290,000	2.7	$ 0.50	290,000	$ 0.50
$ 1.25	(options)	521,000	6.2	$ 1.25	509,646	$ 1.25
$ 1.25	(warrants)	625,000	0.4	$ 1.25	625,000	$ 1.25
$ 2.00	(warrants)	2,500,000	0.4	$ 2.00	2,500,000	$ 2.00

		6,387,000	3.6	$ 1.18	6,110,938	$ 1.22

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2009	1,176,865	$0.24
Granted	394,000	0.03
Vested	(688,012)	(0.20)
Forfeited	(215,000)	(0.31)

Unvested stock options – December 31, 2009	667,853	0.14
Granted	-	-
Vested	(318,791)	(0.16)
Forfeited	(73,000)	(0.23)

Unvested stock options – June 30, 2010	276,062	$0.09

As of June 30, 2010, there were 2,545,938 vested stock options.  As of June 30, 2010, there was approximately $23,000 of total unrecognized compensation expense related to share-based compensation arrangements granted under the Plan.  The cost is expected to be recognized on a weighted-average basis over the next three years.  The aggregate intrinsic value of stock options outstanding was zero at June 30, 2010 and 2009 as the market value of the options was lower than the exercise value.

The Company has recorded a 100% valuation allowance on its deferred tax asset related to net operating loss carryforwards.  As a result, the stock-based compensation has not been tax effected on the consolidated statement of operations.  For the six months ended June 30, 2010 and 2009, the deferred tax effect related to nonqualified stock options was not material.

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

9.           William Rast Eyewear Licensing Agreement

On December 3, 2009, the Company’s subsidiary, William Rast Licensing, entered into a binding term sheet with Viva Optique, Inc. for the worldwide license of William Rast eyewear for men and women.  In accordance with the binding term sheet, the initial term of the license ends on December 31, 2013 and includes an option to renew for an additional three-year term through December 2016.   The term sheet provides for the payment of royalties based on net sales at a negotiated rate and minimum royalty amounts for each contract year.  The binding term sheet contemplates the signing of a definitive long form license agreement consistent with the terms of the binding term sheet.  As of June 30, 2010, the Company received advanced payments of $250,000.  Advanced payments will be applied against minimum royalty amounts in the first contract year.

10.           Sponsorship Agreement

On January 29, 2010, the Company entered into a sponsorship agreement with Sony Electronics Inc.  The sponsorship agreement provided Sony Electronics with the title sponsorship at the Company’s William Rast fashion show held during Fashion Week in New York City in February 2010.  The sponsorship agreement also grants Sony Electronics with title sponsorship in the Company’s “My Name is William Rast 2010 Campaign” and the placement of Sony products in its William Rast retail and pop-up stores.  The sponsorship agreement expires in December 2010.  In the first quarter of 2010, the Company received $1.0 million from Sony Electronics in accordance with the sponsorship agreement.  The Company records advertising revenue received under this sponsorship agreement in the period in which the event to which the advertising rights were granted occurred.

11.           Design and License Agreement

In May 2010, the Company’s subsidiary, William Rast Sourcing, LLC, entered into a design and licensing agreement with a major retailer.  The agreement provides that the Company will design an exclusive collection of William Rast apparel for sale in the major retailer’s stores in the United States for a limited period of time beginning in the fourth quarter of 2010.  The Company records design revenue received under this design and license agreement in the period in which the design services are provided to the licensee and product revenue is recorded when the merchandise is shipped to the licensee.  During the six months ended June 30, 2010, the Company received $500,000 in design revenue from this major retailer.

12.           Customer and Supplier Concentrations

During the six months ended June 30, 2010, two customers comprised greater than 10% of the Company’s sales.  Sales to these customers amounted to 11.6% and 10.7% of net revenue for the six months ended June 30, 2010.  During the six months ended June 30, 2009, two customers comprised greater than 10% of the Company’s sales.  Sales to these customers amounted to 22.2% and 21.6% of net sales for the six months ended June 30, 2009.  At June 30, 2010 and 2009, the majority of receivables due from these customers were sold to the factor and are included in the due to factor balance.

During the six months ended June 30, 2010, two suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 38.4% and 21.0% for the six months ended June 30, 2010.  During the six months ended June 30, 2009, three suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 26.7%, 24.7% and 11.4% for the six months ended June 30, 2009.  At June 30, 2010 and 2009, accounts payable and accrued expenses included an aggregate of approximately $1,654,000 and $659,000, respectively, due to these vendors.

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

During the six months ended June 30, 2010 and 2009, the Company purchased all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden.  Total purchases from J. Lindeberg AB for the six months ended June 30, 2010 and 2009 amounted to approximately $1.7 million and $1.6 million, respectively.  Included in Due to Member as of June 30, 2010 and 2009 is approximately $396,000 and $415,000, respectively, due to J. Lindeberg AB for product purchases.

Due to member as of June 30, 2010 and 2009 represents amounts payable to J. Lindeberg AB related to finished good purchases and the Company’s New York retail store and showroom deposits.

13.           Off Balance Sheet Risk and Contingencies

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable.  The Company sells the majority of its trade accounts receivable to a factor and is contingently liable to the factor for merchandise disputes and other customer claims.  At June 30, 2010, total factor receivables approximated $3.1 million.  The factor also issues letters of credit and vendor guarantees on the Company’s behalf.  There were no outstanding letters of credit or vendor guarantees as of June 30, 2010.  Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $1.4 million at June 30, 2010.

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

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

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

PEOPLE’S LIBERATION, INC.
Notes to Consolidated Financial Statements
(unaudited)

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

For the periods presented in this Form 10-Q for the three and six months ended June 30, 2009, these changes resulted in an increase in income per share attributable to common shareholders for the three and six month periods ended June 30, 2009 to $0.03 and $0.01, respectively, from the previously reported $0.01 and $(0.03), respectively.

The cumulative effect of restating noncontrolling interest on the December 31, 2009 balance sheet presented in this Form 10-Q was a decrease in the accumulated deficit of $3.5 million and a decrease in noncontrolling interest of $3.5 million on the Company’s balance sheet.  The restatement has no impact on total assets, total liabilities, net loss or cash flows. The restatement will not have any effect on reported earnings for future periods.  A summary of the effects of the restatement as of December 31, 2009 and for the three and six month periods ended June 30, 2009 are as follows:

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

PEOPLE’S LIBERATION, INC.
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

15.           Subsequent Events

On August 13, 2010, the Company entered into a promissory note with Mobility Special Situations I, LLC (“Mobility”), an entity owned in part by Mark Dyne, the brother of our Chief Executive Officer, Colin Dyne, and New Media Retail Concepts, LLC, an entity owned by Gerard Guez, a significant beneficial owner of our common stock. The promissory note provides that Mobility will loan $750,000 to the Company’s subsidiary, William Rast Licensing.  The promissory note bears interest at 8%, payable monthly in arrears, and is due February 13, 2012.  The promissory note is secured by the assets of William Rast Licensing and is guaranteed by the Company’s other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc.

Also on August 13, 2010, the Company entered into an asset purchase agreement with New Media Retail Concepts, LLC, an entity owned by Gerard Guez, and ECA Holdings II, LLC, an entity owned in part by Mark Dyne. The asset purchase agreement provides that these parties will purchase a portion of the net proceeds received as a result of the Company’s on-going litigation with Charlotte Russe, as further described in Note 7.  The purchase price amounted to $750,000 cash and was received by the Company on August 13, 2010.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People’s Liberation, Inc. for the three and six months ended June 30, 2010 and 2009.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of each of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q.

Overview

We design, market and sell high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States, “J. Lindeberg.”  The majority of the merchandise we offer consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  In the United States, we distribute our merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Bloomingdales, Saks Fifth Avenue and Neiman Marcus, and online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  We also market and sell our J. Lindeberg branded collection and golf apparel through our retail stores in New York City, Los Angeles and Miami, and J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  William Rast products are also sold in our four retail stores located in Los Angeles, San Jose and Cabazon, California, and Miami, Florida.  Internationally, in select countries, we sell our William Rast branded apparel products directly and through distributors to better department stores and boutiques throughout the world.

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

Recent Developments

Charlotte Russe Litigation

As discussed under Note 7 to the Consolidated Financial Statements, we are in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009.  We derived a significant portion of our revenues and operating cash flow from the sale of People’s Liberation branded merchandise pursuant to this distribution agreement.  In the first year of the contract, we received approximately $5.5 million through September 30, 2009 as required by the distribution agreement and we are owed $59.5 million in guaranteed minimum payments over the remainder of the term of the distribution agreement, which amount may be reduced if Charlotte Russe elects to terminate the distribution agreement early, beginning July 2011 with an early termination fee. As a result of Charlotte Russe’s purported termination of the distribution agreement, Charlotte Russe ceased to make their contractually obligated payments to us, which significantly decreased our net sales and cash flows from operations of our People’s Liberation business.  We also believe our results of operations and financial condition could be negatively impacted if we are unable to collect factored accounts receivable in the amount of approximately $588,000 related to goods shipped to Charlotte Russe prior to the dispute, and if we are unable to reach a settlement in a manner acceptable to us or the ensuing litigation, which is currently in its early stage, is not resolved in a manner favorable to us.  Additionally, we may continue to incur significant  expenses in our litigation with Charlotte Russe, and unless the cases are settled, we will continue to incur additional expenses in increasing amounts as the cases move toward trial.

As of June 30, 2010, we had approximately $588,000 of accounts receivable due from Charlotte Russe and approximately $264,000 of inventory on hand related to purchase orders received from Charlotte Russe.  We have not recorded a reserve for bad debts related to factored accounts receivable due from Charlotte Russe or a reserve for inventory purchased on behalf of Charlotte Russe as of June 30, 2010, as we believe we will prevail in our actions against Charlotte Russe.  We do not believe that it is probable that we will incur a loss related to these assets and we believe that we will be able to sell our remaining inventory at or above the cost of production.

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

Other Developments

We are presently in negotiations with two factors to replace FTC Commercial Corp. as our factor and have received a preliminary proposal from one of these factors.  On July 12, 2010, Kenneth Wengrod, President of FTC, resigned as a member of our Board of Directors.  Following Mr. Wengrod’s resignation, on July 28, 2010, FTC exercised its right to terminate for convenience its factoring agreements with our subsidiaries by providing us with 60 days prior written notice of termination.  On the termination date, the obligations, indebtedness and liabilities of the company and our subsidiaries to FTC under the factoring agreements will become due.

In May 2010, our subsidiary, William Rast Sourcing, LLC, entered into a design and licensing agreement with a major retailer.  The agreement provides that we will design an exclusive collection of William Rast apparel for sale in the major retailer’s stores in the United States for a limited period of time beginning in the fourth quarter of 2010.  During the six months ended June 30, 2010, we received $500,000 in design revenue from this major retailer.  We expect to generate product revenues in excess of $3,000,000 over the term of the agreement.

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

In November 2009, we launched our retail expansion plan with the opening of two new full-price William Rast brand retail stores at the Westfield Century City Shopping Mall in Los Angeles, California, and the Westfield Valley Fair Shopping Mall in San Jose, California.  Additionally, we opened our first William Rast brand outlet store at the Desert Hills Premium Outlets in Cabazon, California, near Palm Springs.  These store openings are part of our retail expansion plan which includes the roll-out of retail stores in major metropolitan locations over the next several years.  We continue to revise our expansion plan as retail market conditions change in response to economic conditions.  We believe that the retail stores will enhance our net sales and gross profit and the outlet store will allow us to sell our overstock or slow moving items at higher profit margins

To further our retail expansion plan, in November 2009 we entered into two new leases for a William Rast retail store and a J. Lindeberg retail store, both located in Miami, Florida.  The J. Lindeberg store opened in April 2010 and the William Rast store opened in August 2010.

As of August 16, 2010, we had the following retail store locations:

Brand	Location	Opening or Acquisition Date
William Rast	Miami, Florida	August 2010
J. Lindeberg	Miami, Florida	April 2010
William Rast	Century City, California	November 2009
William Rast	San Jose, California	November 2009
William Rast Outlet	Cabazon, California	November 2009
J. Lindeberg	Los Angeles, California	May 2009
J. Lindeberg	New York, New York	July 2008

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

Revenue Recognition.  Wholesale revenue is recognized when merchandise is shipped to a customer, at which point title transfers to the customer, and when collection is reasonably assured.  Customers are not given extended terms or dating or return rights without proper prior authorization.  Revenue is recorded net of estimated returns, charge backs and markdowns based upon management’s estimates and historical experience.  Website revenue is recognized when merchandise is shipped to a customer and when collection is reasonably assured.  Retail revenue is recognized on the date of purchase from our retail stores.  Advertising revenue is recorded in the period in which the event to which the advertising rights were granted occurred.  Design revenue is recorded in the period in which the design services are provided.

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

Results of Operations

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	46.9	52.4	46.6	53.7
Gross profit	53.1	47.6	53.4	46.3
Selling, design and production expenses	24.4	22.6	30.9	28.9
General and administrative expenses	35.6	16.3	31.6	20.4
Operating (loss) income	(6.9)%	8.7%	(9.1)%	(3.0)%

Comparison of three months ended June 30, 2010 and three months ended June 30, 2009

Net Revenue

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percent Change

Net Revenue	$6,849,335	$9,949,864	(31.2)%

The decrease in net revenue for the three months ended June 30, 2010 was due primarily to decreased People’s Liberation sales due to the termination of our exclusive distributor relationship with Charlotte Russe, as discussed above.  We shipped goods to Charlotte Russe under the terms of our agreement from June through September 2009.  The decrease in net revenue was also due to a decrease in wholesale sales of our William Rast apparel line in the United States during the second quarter of 2010 due to current macro economic conditions resulting in retail store closures and major retailers carrying reduced amounts of inventory.  The decrease in wholesale sales of our People’s Liberation and William Rast apparel lines was offset by design services revenue received from a major retailer in the second quarter of 2010.  In May 2010, we entered into a design and license agreement with a major retailer.  Amounts received from the major retailer were recorded as design revenue during the second quarter of 2010.  The decrease in net sales for the three months ended June 30, 2010 was also offset by increased retail sales from our William Rast and J. Lindeberg retail stores.  The increase in retail sales of each of our William Rast and J. Lindeberg apparel lines resulted from more retail stores being open in the second quarter of 2010 as compared to the second quarter of 2009.  We acquired a J. Lindeberg retail store in Los Angeles, California, in May 2009 and opened a full price J. Lindeberg store in Miami, Florida, in April 2010.  In November 2009, we opened two new full-price William Rast brand retail stores in Los Angeles and San Jose, California.  Additionally, we opened our first William Rast brand outlet store in November 2009 at the Desert Hills Premium Outlets in Cabazon, California, near Palm Springs.  We also opened a full price William Rast store in Miami, Florida, in August 2010.  These store openings are part of our retail expansion plan which includes the roll-out of retail stores in major metropolitan locations over the next several years.  We continue to revise our expansion plan as retail market conditions change in response to economic conditions.  We believe that the retail stores will enhance our net revenue and gross profit and the outlet store will allow us to sell our overstock or slow moving items at higher profit margins.

Gross Profit

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percent Change

Gross Profit	$3,636,375	$4,735,203	(23.2)%

Gross profit consists of net revenue less cost of goods sold.  Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, duty, freight and overhead expenses.  Overhead expenses primarily consist of warehouse and shipping salaries and expenses.  As a percentage of net revenue, our gross margin increased to 53.1% for the three months ended June 30, 2010 from 47.6% for the three months ended June 30, 2009.  The increase in gross profit as a percentage of net revenue was primarily due to design revenue received in accordance with our design and license agreement with a major retailer and increased retail sales of our J. Lindeberg and William Rast product lines at higher gross margins.  There was no cost of revenue associated with the design revenue, which resulted in an increase in gross profit as a percentage of net revenue during the quarter ended June 30, 2010.  Excluding the design revenue, gross margin from product sales increased 180 basis points.

Selling, Design and Production Expenses

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percent Change

Selling, design and production expenses	$1,675,428	$2,250,909	(25.6)%

Selling, design and production expenses for the three months ended June 30, 2010 and 2009 primarily related to salaries and commissions, design fees, advertising, marketing and promotion, samples, travel and showroom expenses.  As a percentage of net revenue, selling, design and production expenses increased to 24.4% for the three months ended June 30, 2010 compared to 22.6% for the three months ended June 30, 2009.  The decrease in selling, design and production expenses for the quarter ended June 30, 2010 is attributable primarily to decreased design costs related to our restructured design services agreement.  Effective July 1, 2009, our design services agreement was further restructured and the new design consulting arrangement provides for a reduction in the fees paid for services and a reduction in sample costs.  The decrease in selling, design and production expenses for the quarter ended June 30, 2010 was also attributable to a decrease in promotion and marketing costs and travel and entertainment costs in the second quarter of 2010 related to our William Rast brand as a result of cost cutting measures implemented to decrease expenditures.

General and Administrative Expenses

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percent Change

General and administrative expenses	$2,436,748	$1,623,692	50.1%

General and administrative expenses for the three months ended June 30, 2010 and 2009 primarily related to salaries, professional fees, facility costs, travel and entertainment, depreciation and amortization expense, and other general corporate expenses.  As a percentage of net revenue, general and administrative expenses increased to 35.6% for the three months ended June 30, 2010 from 16.3% for three months ended June 30, 2009.  The increase in general and administrative expenses during the three months ended June 30, 2010 was primarily due to the expansion of our retail store operations.  In the second quarter of 2009, we operated two retail stores, compared to six retail stores in the second quarter of 2010.  Retail store operation costs primarily include salaries, rent and other operating costs.  As discussed above, we are currently subject to litigation in relation to our agreement with Charlotte Russe.  As a result of this litigation, we anticipate a reduction of our general and administrative expenses related to direct expenses of our People’s Liberation brand.  The decrease in direct expenses of our People’s Liberation brand will be partially offset by increased legal expenses as a result of the on-going litigation.

Interest Expense

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percent Change

Interest Expense	$54,457	$56,762	(4.1)%

Under our current factoring arrangements which are scheduled to terminate as discussed elsewhere in this report, we may borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories.  Maximum borrowings under our People’s Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory.  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility are not to exceed $1.5 million.  Outstanding borrowings under our factoring arrangements amounted to approximately $3.0 million at June 30, 2010 and 2009.  The decrease in interest expense is due to an average decrease in borrowings under our factoring arrangements during the quarter ended June 30, 2010, offset by an increase in the interest rate under our William Rast facility from prime plus 1% to prime plus 2% beginning January 1, 2010.

Provision for Income Tax

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percent Change

Provision for Income Tax	$7,390	$5,790	27.6%

The provision for income taxes for the three months ended June 30, 2010 and 2009 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies.  A provision for Federal income taxes has not been recorded for the three months ended June 30, 2010, as we had a net loss during the quarter. A provision for Federal income taxes was not recorded for the three months ended June 30, 2009, as any tax liabilities generated from net income would be offset by the Company’s net operating loss carryforwards.  As of June 30, 2010 and 2009, a valuation allowance has been provided for our deferred income tax assets related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  As of December 31, 2009, total net operating losses available to carry forward to future periods amounted to approximately $5.3 million.  At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses and other deferred tax assets.

Net (Loss) Income

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percent Change

Net (loss) income	$(537,648)	$798,050	*
* Not meaningful

Our net loss incurred during the three months ended June 30, 2010 compared to net income for the three months ended June 30, 2009 was due primarily to decreased net revenue and gross margin, and increased retail operating expenses incurred during the period, offset by decreased selling, design and production expenses, as discussed above.

Noncontrolling Interest

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percent Change

Noncontrolling interest	$(346,496)	$(200,776)	72.6%

Noncontrolling interest recorded for the three months ended June 30, 2010 and 2009 represents profit or loss allocations to William Rast Enterprises, a member of William Rast Sourcing and William Rast Licensing, and J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.    Beginning January 1, 2009, losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements.  Profit and loss allocations to its member, J. Lindeberg USA Corp., are recorded as noncontrolling interest in our consolidated financial statements.  The increase in noncontrolling interest recorded for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was due primarily to increased loss allocations to William Rast Enterprises and J. Lindeberg USA Corp. during the three months ended June 30, 2010, compared to net loss allocations during the three months ended June 30, 2009.

Net (Loss) Income Attributable to Common Stockholders

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Percent Change

Net (loss) income attributable to common stockholders	$(191,152)	$998,826	*
* Not meaningful

Our net loss attributable to common stockholders incurred during the three months ended June 30, 2010 compared to net income for the three months ended June 30, 2009 is due primarily to decreased net revenue and gross margin, and increased retail operating expenses, offset by decreased selling, design and production expenses and increased noncontrolling interest incurred during the three months ended June 30, 2010, as discussed above.

Comparison of six months ended June 30, 2010 and six months ended June 30, 2009

Net Revenue

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percent Change

Net Revenue	$15,211,358	$17,479,942	(13.0)%

The decrease in net revenue for the six months ended June 30, 2010 was due primarily to decreased People’s Liberation sales due to the termination of our exclusive distributor relationship with Charlotte Russe, as discussed above.  We shipped goods to Charlotte Russe under the terms of our agreement from June through September 2009.  The decrease in net revenue was also due to a decrease in wholesale sales of our William Rast apparel line in the United States during the first six months of 2010 due to current macro economic conditions resulting in retail store closures and major retailers carrying reduced amounts of inventory.  The decrease in wholesale sales of our People’s Liberation and William Rast apparel lines was offset by advertising revenue received from Sony Electronics in the first quarter of 2010 in accordance with our sponsorship agreement and design services revenue received from a major retailer in the second quarter of 2010 in accordance with our design and licensing agreement.  On January 29, 2010, we entered into a sponsorship agreement with Sony Electronics Inc.  The sponsorship agreement provided Sony Electronics with the title sponsorship at our William Rast fashion show held during Fashion Week in New York City in February 2010.  Amounts received from Sony Electronics for title sponsorship were recorded as advertising revenue during the first quarter of 2010.  In May 2010, we entered into a design and license agreement with a major retailer.  Amounts received from the major retailer were recorded as design revenue during the second quarter of 2010.  The decrease in net sales for the six months ended June 30, 2010 was also offset by increased retail sales from our William Rast and J. Lindeberg retail stores.  The increase in retail sales of each of our William Rast and J. Lindeberg apparel lines resulted from more retail stores being open in the first six months of 2010 as compared to the first six months 2009.  We acquired a J. Lindeberg retail store in Los Angeles, California, in May 2009 and opened a full price J. Lindeberg store in Miami, Florida, in April 2010.  In November 2009, we opened two new full-price William Rast brand retail stores in Los Angeles and San Jose, California.  Additionally, we opened our first William Rast brand outlet store in November 2009 at the Desert Hills Premium Outlets in Cabazon, California, near Palm Springs.  We also opened a full price William Rast store in Miami, Florida, in August 2010.  These store openings are part of our retail expansion plan which includes the roll-out of retail stores in major metropolitan locations over the next several years.  We continue to revise our expansion plan as retail market conditions change in response to economic conditions.  We believe that the retail stores will enhance our net revenue and gross profit and the outlet store will allow us to sell our overstock or slow moving items at higher profit margins.

Gross Profit

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percent Change

Gross Profit	$8,119,140	$8,089,128	0.4%

Gross profit consists of net revenue less cost of goods sold.  Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, duty, freight and overhead expenses.  Overhead expenses primarily consist of warehouse and shipping salaries and expenses.  As a percentage of net revenue, our gross margin increased to 53.4% for the six months ended June 30, 2010 from 46.3% for the six months ended June 30, 2009.  The increase in gross profit as a percentage of net revenue was primarily due to advertising revenue received from Sony Electronics in the first quarter of 2010 in accordance with our sponsorship agreement, design revenue received in the second quarter of 2010 in accordance with our design and license agreement with a major retailer, and increased retail sales of our J. Lindeberg and William Rast product lines at higher gross margins.  There was no cost of revenue associated with the advertising and design revenue, which resulted in an increase in gross profit as a percentage of net revenue during the six months ended June 30, 2010.  Excluding the advertising and design revenue, gross margin from product sales increased 230 basis points.

Selling, Design and Production Expenses

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percent Change

Selling, design and production expenses	$4,701,962	$5,044,182	(6.8)%

As a percentage of net revenue, selling, design and production expenses increased to 30.9% for the six months ended June 30, 2010 compared to 28.9% for the six months ended June 30, 2009.  The decrease in selling, design and production expenses for the six months ended June 30, 2010 is attributable to decreased design costs related to our restructured design services agreement and decreased promotion and marketing costs and travel and entertainment costs related to our William Rast brand as a result of cost cutting measures implemented to decrease expenditures.  Effective July 1, 2009, our design services agreement was restructured and the new design consulting arrangement provides for a reduction in the fees paid for services and a reduction in sample costs.  The decrease in selling, design and production expenses for the six months ended June 30, 2010 was offset by the increased cost of our William Rast fashion show held during Fashion Week in New York City in February 2010.

General and Administrative Expenses

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percent Change

General and administrative expenses	$4,809,987	$3,568,088	34.8%

As a percentage of net sales, general and administrative expenses increased to 31.6% for the six months ended June 30, 2010 from 20.4% for six months ended June 30, 2009.  The increase in general and administrative expenses during the six months ended June 30, 2010 was due primarily to the expansion of our retail store operations.  In the first six months of 2009, we operated two retail stores, compared to six retail stores in the first six months of 2010.  Retail store operation costs primarily include salaries, rent and other operating costs.  As discussed above, we are currently subject to litigation in relation to our agreement with Charlotte Russe.  As a result of this litigation, we anticipate a reduction of our general and administrative expenses related to direct expenses of our People’s Liberation brand.  The decrease in direct expenses of our People’s Liberation brand will be partially offset by increased legal expenses as a result of the on-going litigation.

Interest Expense

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percent Change

Interest Expense	$94,779	$100,852	(6.0)%

Under our current factoring arrangements which are scheduled to terminate as discussed elsewhere in this report, we may borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories.  Maximum borrowings under our People’s Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory.  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility are not to exceed $1.5 million.  Outstanding borrowings under our factoring arrangements amounted to approximately $3.0 million at June 30, 2010 and 2009.  The decrease in interest expense is due to an average decrease in borrowings under our factoring arrangements during the six months ended June 30, 2010, offset by an increase in the interest rate under our William Rast facility from prime plus 1% to prime plus 2% beginning January 1, 2010.

Provision for Income Tax

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percent Change

Provision for Income Tax	$29,990	$21,790	37.6%

The provision for income taxes for the six months ended June 30, 2010 and 2009 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies.  A provision for Federal income taxes has not been recorded for the six months ended June 30, 2010 and 2009, as we had net losses during the periods. As of June 30, 2010 and 2009, a valuation allowance has been provided for our deferred income tax assets related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  As of December 31, 2009, total net operating losses available to carry forward to future periods amounted to approximately $5.3 million.  At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses and other deferred tax assets.

Net Loss

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percent Change

Net loss	$(1,517,578)	$(645,784)	135.0%

The increase in net loss incurred during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was due primarily to increased retail operating expenses incurred during the period.  The decrease in net revenue during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was offset by a corresponding increase in gross margin during the period.

Noncontrolling Interest

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percent Change

Noncontrolling Interest	$(783,022)	$(845,828)	(7.4)%

Noncontrolling interest recorded for the six months ended June 30, 2010 and 2009 represents profit or loss allocations due to William Rast Enterprises, a member of William Rast Sourcing and William Rast Licensing, and J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.  Beginning January 1, 2009, losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements.  Profit and loss allocations to its member, J. Lindeberg USA Corp., are recorded as noncontrolling interest in our consolidated financial statements.  The decrease in noncontrolling interest recorded for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was due primarily to decreased loss allocations to William Rast Enterprises during the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

Net (Loss) Income Attributable to Common Stockholders

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Percent Change

Net (loss) income attributable to common stockholders	$(734,556)	$200,044	*
* Not meaningful

The increase in net loss attributable to common stockholders during the six months ended June 30, 2010 compared to net income attributable to common stockholders for the six months ended June 30, 2009 is due primarily to increased retail operating expenses incurred during the period and decreased noncontrolling interest, as discussed above.  The decrease in net revenue during the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was offset by a corresponding increase in gross margin during the period.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of approximately $1.0 million, working capital of approximately $1,000, and approximately $1.0 million of availability from our factor.  As of June 30, 2010, advances from our factor totaled approximately $3.0 million.  As of June 30, 2009, we had cash and cash equivalents of approximately $3.2 million, a working capital balance of approximately $2.1 million, and approximately $1.5 million of availability from our factor.  As of June 30, 2009, advances from our factor totaled approximately $3.0 million.

Operating Capital Requirements

We are in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009.  We derived a significant portion of our revenues and operating cash flow from the sale of People’s Liberation branded merchandise pursuant to the distribution agreement.  In the first year of the contract, we received approximately $5.5 million through September 30, 2009 as required by the distribution agreement and we are owed $59.5 million in guaranteed minimum payments over the remainder of the term of the distribution agreement, which amount may be reduced if Charlotte Russe elects to terminate the agreement early, beginning July 2011 with an early termination fee.  As a result of Charlotte Russe’s purported termination of the distribution agreement, Charlotte Russe ceased to make their contractually obligated payments to us, which significantly decreased our net sales and cash flows from operations of our People’s Liberation business.  We also believe our results of operations and financial condition could be further negatively impacted if we are unable to collect accounts receivable in the amount of approximately $588,000 related to goods shipped to Charlotte Russe prior to the dispute, and if we are unable to reach a settlement in a manner acceptable to us or the ensuing litigation is not resolved in a manner favorable to us.  Additionally, we may continue to incur significant expenses in our litigation with Charlotte Russe, and unless the cases are settled, we will continue to incur additional legal fees in increasing amounts as the cases move toward trial.

In November 2009, we launched our retail expansion plan with the opening of two new full-price William Rast brand retail stores at the Westfield Century City Shopping Mall in Los Angeles, California, and the Westfield Valley Fair Shopping Mall in San Jose, California.  Additionally, we opened our first William Rast brand outlet store at the Desert Hills Premium Outlets in Cabazon, California.  We opened a J. Lindeberg full price retail store in Miami, Florida, in April 2010 and a William Rast full price retail store in Miami, Florida, in August 2010.  These store openings are part of our retail expansion plan which includes the roll-out of retail stores in major metropolitan locations over the next several years.  We anticipate opening between three and five retail stores in 2010, including the two retail stores in Miami.  The costs associated with our store openings have been financed primarily through cash flow from operations, as well as through tenant improvements received from landlords at some of our locations.  In an effort to reduce the capital required to open future locations, we will attempt to continue to negotiate landlord concessions. We continue to revise our retail expansion plan as retail market conditions change in response to economic conditions.

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

Sources of Liquidity

We are currently exploring additional sources of capital, including an alternative factor, to fund current operations and to be used to expand our business and fund future growth, including the opening of our new retail stores. If we are not able to replace our current factoring arrangement on favorable terms, we will need to raise additional funds in the next twelve months in order to fund our minimum working capital and capital expenditure needs.   We are currently in negotiations with two factors to replace our current factor facility and have received a preliminary proposal from one of these factors.  This preliminary proposal is subject to negotiations and further due diligence.

On August 13, 2010, we entered into a promissory note with Mobility Special Situations I, LLC (“Mobility”), an entity owned in part by Mark Dyne, the brother of our Chief Executive Officer, Colin Dyne.  The promissory note provides that Mobility will loan $750,000 to our subsidiary, William Rast Licensing.  The promissory note bears interest at 8%, payable monthly in arrears, and is due February 13, 2012.  The promissory note is secured by the assets of William Rast Licensing and is guaranteed by the Company’s other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc.

Also on August 13, 2010, we entered into an asset purchase agreement with New Media Retail Concepts, LLC and ECA Holdings II, LLC (collectively “ECA”), each an entity owned in part by Mark Dyne.  New Medial Retail Concepts, LLC, is also owned in part by Gerard Guez, a significant beneficial owner of our common stock.  The asset purchase agreement provides that ECA will purchase a portion of the net proceeds received as a result of our on-going litigation with Charlotte Russe, as further described above.  The purchase price amounted to $750,000 cash and was received on August 13, 2010.

The extent of our future capital requirements will depend on many factors, including our results of operations, the terms of a new factoring agreement or alternative accounts receivable financing, the availability of landlord concessions for future retail store locations, and our ability to mitigate the impact of Charlotte Russe’s purported termination of our exclusive distribution agreement through cost cutting measures.  We may also need to raise additional capital if our working capital requirements or capital expenditures are greater than we expect or if we expand our business by acquiring or investing in additional brands.  There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all, especially given the economic conditions that currently prevail.

In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we raise debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  If adequate funds are not available, we may be required to delay or curtail significantly our business activities.  This would have a material adverse effect on our business, financial condition and/or results of operations, and could ultimately cause us to have to cease operations.

Cash Flows

We currently satisfy our working capital requirements primarily through borrowings from our factor and cash flows generated from operations.  Cash flows from operating and investing activities for the six months ended June 30, 2010 and 2009 are summarized in the following table:

	Six Months Ended June 30,
Activity:	2010	2009
Operating activities	$(1,047,835)	$1,558,084
Investing activities	(477,353)	(286,211)
Net (decrease) increase	$(1,525,188)	$1,271,873

Operating Activities

Net cash used in operating activities was approximately $1,048,000 for the six months ended June 30, 2010, compared with cash provided by operating activities $1,558,000 for the six months ended June 30, 2009, respectively.  Net cash used in operating activities for the six months ended June 30, 2010 was primarily a result of a net loss of approximately $1.5 million and increased receivables and inventories, offset by increased accounts payable and accrued expenses.  Net cash provided from operating activities during the six months ended June 30, 2009 was primarily as a result of decreased inventories and increased accounts payable and accrued expenses, offset by net loss, increased receivables and a reduction in customer deposits during the period.

Investing Activities

Net cash used in investing activities was approximately $477,000 and $286,000 for the six months ended June 30, 2010 and 2009, respectively.  Net cash used in investing activities for the six months ended June 30, 2010 primarily consisted of an increase in capital expenditures for computer equipment, leasehold improvements and furniture and fixtures for our new retail store locations, and expenditures for our tradeshow booth.  Net cash used in investing activities for the six months ended June 30, 2009 consisted of an increase in capital expenditures primarily for leasehold improvements and furniture and fixtures for the relocation of our corporate offices, trademark costs and cash paid in the acquisition of a J. Lindeberg retail store.   Effective May 13, 2009, we purchased certain assets related to the operation of a J. Lindeberg retail store in Los Angeles, California, from an unrelated party.  The asset purchase agreement provided for the payment of $100,000 in cash upon closing and cancellation of approximately $250,000 of trade accounts receivable due from the seller.  The asset purchase agreement also provided that we acquire certain leasehold improvements, furniture and fixtures, and computer and store equipment.

Financing Activities

There were no financing activities during the six months ended June 30, 2010 and 2009.

Factoring Agreements

Pursuant to the terms of our current factoring agreements, the factor purchases our eligible accounts receivable and assumes the credit risk with respect to those accounts for which the factor has given its prior approval.  If the factor does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with us.  We pay a fixed commission rate and may borrow up to 85% of eligible accounts receivable and 50% of our eligible inventory.  Maximum borrowings under our People’s Liberation and William Rast inventory facility are not to exceed $1.3 million of eligible inventory.  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility are not to exceed $1.5 million.  Interest is charged at prime plus 1% under our People’s Liberation and J. Lindeberg facilities and, beginning January 1, 2010, 2% on our William Rast facility.  As of June 30, 2010 and 2009, total factored accounts receivable included in due to factor amounted to approximately $3,118,000 and $4,900,000, respectively.  Outstanding advances as of June 30, 2010 and 2009 amounted to approximately $3,044,000 and $2,996,000, respectively, and are included in the due to factor balance.  Please see the discussion above relating to the pending termination of our existing factoring agreements.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at June 30, 2010 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$13,809,517	$2,515,831	$5,842,864	$2,424,071	$3,026,751

At June 30, 2010, approximately $166,000 of the Company’s cash is held under lease lines as collateral to secure two of the Company’s lease agreements.

At June 30, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Factored accounts receivable may subject us to off-balance sheet risk.  We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes, other customer claims and invoices that are not credit approved by the factor.  From time to time, our factor also issues letters of credit and vendor guarantees on our behalf.  There were no outstanding letters of credit or vendor guarantees as of June 30, 2010 and 2009.  Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $1.4 million and at June 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T.     Controls and Procedures.

Evaluation of Controls and Procedures

Members of the our management, including our Chief Executive Officer, Colin Dyne, and Chief Financial Officer and President, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2010, the end of the period covered by this report.  Based upon that evaluation, Messrs. Dyne and Barber concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

In connection with a review of our material contractual agreements, it was determined that allocations and distributions as set forth in certain of our agreements were not being properly accounted for in our consolidated financial statements.  After our review, management determined that its accounting for noncontrolling interest as it related to certain or our subsidiaries was incorrect.  As a result of management’s determination, the Board of Directors decided to revise the accounting treatment related to noncontrolling interest and to restate our financial statements for the fiscal years ended December 31, 2008 and 2009, and three months ended March 31, 2010, as described elsewhere in this report.

In light of the restatement, management and Crowe Horwath LLP, our independent registered public accountants, concluded that a material weakness existed in our internal control over financial reporting.  Subsequent to June 30, 2010, we remedied this material weakness by changing our policies and procedures with regards to the application of the requirements of new accounting standards as they relate to our existing material contracts.  With the assistance of outside accounting consultants, our Chief Financial Officer will review new accounting pronouncements that are adopted by the Company and will determine their impact on the way the requirements of new accounting standards are applied to our existing material contracts.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Subsequent to June 30, 2010, in response to the material weakness discussed above, we changed our policies and procedures for accounting for noncontrolling interest in subsidiaries’ earnings.

PART II

OTHER INFORMATION

Item 1A.     Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.  Other than as set forth below, there have been no material changes to such risk factors during the six months ended June 30, 2010.

We will require additional capital to operate our business.

We are currently exploring additional sources of capital, including an alternative factor, to fund current operations and to be used to expand our business and fund future growth, including the opening of our new retail stores. If we are not able to replace our current factoring arrangement on favorable terms, we will need to raise additional funds in the next twelve months in order to fund our minimum working capital and capital expenditure needs.   We are currently in negotiations with two factors to replace our current factor facility and have received a preliminary proposal from one of these factors.  This preliminary proposal is subject to negotiations and further due diligence.

The extent of our future capital requirements will depend on many factors, including our results of operations, the terms of a new factoring agreement or alternative accounts receivable financing, the availability of landlord concessions for future retail store locations, and our ability to mitigate the impact of Charlotte Russe’s purported termination of our exclusive distribution agreement through cost cutting measures.  We may also need to raise additional capital if our working capital requirements or capital expenditures are greater than we expect or if we expand our business by acquiring or investing in additional brands.  There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all, especially given the economic conditions that currently prevail.

In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we raise debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  If adequate funds are not available, we may be required to delay or curtail significantly our business activities.  This would have a material adverse effect on our business, financial condition and/or results of operations, and could ultimately cause us to have to cease operations.

Item 5.     Other Information

As permitted by the Securities and Exchange Commission, the information provided under this Item 5 is being provided in lieu of the company disclosing such information in a report on Form 8-K which would otherwise be required to be filed with respect to such information.

On August 13, 2010, we entered into a promissory note with Mobility Special Situations I, LLC (“Mobility”), an entity owned in part by Mark Dyne, the brother of our Chief Executive Officer, Colin Dyne, and New Media Retail Concepts, LLC, an entity owned by Gerard Guez, a significant beneficial owner of our common stock. The promissory note provides that Mobility will loan $750,000 to our subsidiary, William Rast Licensing.  The promissory note bears interest at 8%, payable monthly in arrears, and is due February 13, 2012.  The promissory note is secured by the assets of William Rast Licensing and is guaranteed by the Company’s other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc.

Also on August 13, 2010, we entered into an asset purchase agreement with New Media Retail Concepts, LLC, an entity owned by Gerard Guez, and ECA Holdings II, LLC, an entity owned in part by Mark Dyne. The asset purchase agreement provides that these parties will purchase a portion of the net proceeds received as a result of our on-going litigation with Charlotte Russe, as further described above.  The purchase price amounted to $750,000 cash and was received on August 13, 2010.

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