Form 10-Q
period 2010-09-30
PEOPLES LIBERATION INC
filed 2010-11-15
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.

PEOPLE’S LIBERATION, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLE’S LIBERATION, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$299,604	$2,567,005
Restricted cash	166,176	167,000
Due from factor	321,382	-
Accounts receivable, net of allowance for doubtful accounts	295,433	94,306
Inventories	3,862,778	2,731,754
Prepaid expenses and other current assets	465,305	405,615
Total current assets	5,410,678	5,965,680

Property and equipment, net of accumulated depreciation and amortization	1,975,095	1,528,033
Trademarks, net of accumulated amortization	628,617	598,948
Intangible asset	428,572	428,572
Other assets	470,066	469,106
Total assets	$8,913,028	$8,990,339

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,187,822	$3,206,772
Due to factor	-	2,529
Current portion of due to member	436,177	426,950
Income taxes payable	38,215	9,400
Total current liabilities	5,662,214	3,645,651

Long-Term Liabilities:
Deferred lease obligations	473,317	248,740
Due to member, net of current portion	325,000	385,140
Note payable to related parties	750,000	-
Total long-term liabilities	1,548,317	633,880
Total liabilities	7,210,531	4,279,531

Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at September 30, 2010 and December 31, 2009	36,002	36,002
Additional paid-in capital	8,166,107	8,103,018
Accumulated deficit	(6,148,903)	(4,538,516)
Total stockholders’ equity	2,053,206	3,600,504

Noncontrolling interest	(350,709)	1,110,304
Total equity	1,702,497	4,710,808
Total liabilities and stockholders’ equity	$8,913,028	$8,990,339

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009

Net revenue	$6,543,066	$11,005,915	$21,754,424	$28,485,857
Cost of goods sold	3,764,804	5,456,478	10,857,022	14,847,292
Gross profit	2,778,262	5,549,437	10,897,402	13,638,565

Selling, design and production expenses	1,680,247	2,659,481	6,382,209	7,703,663
General and administrative expenses	3,349,194	1,970,929	8,159,181	5,539,017

Total operating expenses	5,029,441	4,630,410	14,541,390	13,242,680

(Loss) income from operations	(2,251,179)	919,027	(3,643,988)	395,885

Interest expense, net	45,643	59,653	140,422	160,505
Other income	(750,000)	-	(750,000)	-
Total interest and other income	(704,357)	59,653	(609,578)	160,505
(Loss) income before income taxes	(1,546,822)	859,374	(3,034,410)	235,380

Provision for income taxes	7,000	8,190	36,990	29,980

Net (loss) income	(1,553,822)	851,184	(3,071,400)	205,400

Noncontrolling interest in subsidiaries’ earnings	(677,991)	(39,198)	(1,461,013)	(885,026)

Net (loss) income attributable to common stockholders	$(875,831)	$890,382	$(1,610,387)	$1,090,426

Basic and diluted (loss) income per common share	$(0.02)	$0.02	$(0.04)	$0.03

Basic weighted average common shares outstanding	36,002,563	36,002,563	36,002,563	36,002,563

Diluted weighted average common shares outstanding	36,002,563	36,080,371	36,002,563	36,002,563

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(3,071,400)	$205,400
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	392,749	253,887
Allowance for doubtful accounts	503,437	(27,700)
Stock based compensation	63,089	118,697
Income from sale of litigation interest	(750,000)	-
Impairment of long-lived asset	-	69,270
Loss on disposal of fixed asset	-	4,141
Changes in operating assets and liabilities:
Receivables	(1,028,475)	(977,915)
Inventories	(1,131,024)	2,016,573
Prepaid expenses and other current assets	(59,690)	(182,377)
Other assets	(960)	(23,615)
Accounts payable and accrued expenses	1,981,052	(589,036)
Customer deposits	-	(1,000,000)
Deferred lease obligations	224,577	58,011
Due to member	(50,913)	24,295
Income taxes payable	28,815	(36,662)
Net cash flows used in operating activities	(2,898,743)	(87,031)

Cash flows from investing activities:
Proceeds from sale of litigation interest	750,000	-
Decrease in restricted cash	824	(167,000)
Acquisition of retail store	-	(100,000)
Acquisition of trademarks	(61,723)	(113,191)
Acquisition of property and equipment	(807,759)	(139,802)
Net cash flows used in investing activities	(118,658)	(519,993)

Cash flows from financing activities:
Proceeds from note payable to related parties	750,000	-

Net decrease in cash and cash equivalents	(2,267,401)	(607,024)
Cash and cash equivalents, beginning of period	2,567,005	1,888,718
Cash and cash equivalents, end of period	$299,604	$1,281,694

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$140,694	$161,287
Income taxes paid	8,175	67,021
Non-cash investing activity:
Acquisition of retail store:
Cancellation of trade receivables	-	(250,350)
Fair value of property and equipment acquired	-	350,350

See Notes to Consolidated Financial Statements.

1.    Basis of Presentation of Interim Information

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

Certain reclassifications were made to the December 31, 2009 balance sheet and the statement of cash flows for the nine months ended September 30, 2009 in order to conform to the current period’s presentation.

2.    Organization and Nature of Operations

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

●
first to each member in accordance with each member’s respective percentage interest to enable the members to make timely tax payments which shall be treated as advances of, and be offset against, the distributions described below;

●
second to WRE in an amount equal to 6% of applicable sales for each calendar quarter with respect to William Rast Sourcing and 3% of applicable sales for each calendar quarter with respect to William Rast Licensing, which are referred to hereafter as contingent priority cash distributions;

●	third to Bella Rose until the aggregate amount distributed to Bella Rose equals the contingent priority cash distributions made to WRE; and
●	thereafter, in accordance with the members’ respective percentage interests.

William Rast Sourcing and William Rast Licensing have accumulated losses totaling approximately $8.4 million from inception (October 1, 2006) through September 30, 2010.  Beginning January 1, 2009 through September 30, 2010, approximately $2.4 million of these losses have been allocated to WRE, the noncontrolling interest member of William Rast Sourcing and William Rast Licensing.  Unpaid accumulated contingent priority cash distributions to WRE amounted to approximately $3.2 million and $2.5 million as of September 30, 2010 and December 31, 2009, respectively.  If and when the contingent priority cash distributions are paid to WRE, such distributions will be accounted for as decreases in noncontrolling interest in the consolidated balance sheet of the Company. Profit and loss allocations made to WRE are recorded as increases or decreases in noncontrolling interest in the consolidated statements of operations of the Company.

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

Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,675,000 shares of common stock at exercise prices ranging from $0.20 to $1.25 per share were outstanding for the three and nine months ended September 30, 2010, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,521,000 shares of common stock at exercise prices ranging from $0.30 to $1.25 per share were outstanding for the three months ended September 30, 2009, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,900,000 shares of common stock at exercise prices ranging from $0.20 to $1.25 per share were outstanding for the nine months ended September 30, 2009, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations:

Three months ended September 30, 2010	(Loss) Income	Shares	Per Share Amount
Basic loss per share:
Loss attributable to common stockholders	$(875,831)	36,002,563	$	(0.02)

Effect of Dilutive Securities:
Options	-	-		-
Warrants	-	-		-
Loss attributable to common stockholders	$(875,831)	36,002,563	$	(0.02)

Three months ended September 30, 2009
Basic income per share:
Income attributable to common stockholders	$890,382	36,002,563	$0.02

Effect of Dilutive Securities:
Options	-	77,808	-
Warrants	-	-	-
Income attributable to common stockholders	$890,382	36,080,371	$0.02

Nine months ended September 30, 2010
Basic loss per share:
Loss available to common stockholders	$(1,610,387)	36,002,563	$(0.04)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Loss available to common stockholders	$(1,610,387)	36,002,563	$(0.04)

Nine months ended September 30, 2009
Basic income per share:
Income available to common stockholders	$1,090,426	36,002,563	$0.03

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Income available to common stockholders	$1,090,426	36,002,563	$0.03

5.           Inventories

               Inventories are summarized as follows:

	September 30, 2010	December 31, 2009

Piece goods and trim	$41,003	$72,722
Work in process	134,076	35,295
Finished goods	3,918,699	2,933,917
	4,093,778	3,041,934
Less reserve for obsolescence and slow moving inventory	(231,000)	(310,180)
	$3,862,778	$2,731,754

6.           Due from (to) Factor

Due from (to) factor is summarized as follows:
	September 30,	December 31,
	2010	2009
Outstanding receivables:
Without recourse	$1,173,507	$3,108,669
With recourse	718,698	990,761
	1,892,205	4,099,430
Advances	(1,154,365)	(3,685,612)
Open credits	(416,458)	(416,347)
	$321,382	$(2,529)

On October 7, 2010, William Rast Sourcing entered into a new factoring agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The factoring agreement has a term of two years, and automatically renews for additional two-year periods unless William Rast provides notice of its intent not to renew the agreement.  Pursuant to the factoring agreement, Rosenthal purchases William Rast’s eligible accounts receivable and assumes the credit risk with respect to those accounts for which Rosenthal has given its prior credit approval. If Rosenthal does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with William Rast. The factoring agreement provides that the Company can borrow an amount up to 75% of the value of its approved factored customer invoices.  The Company can also borrow up to 50% of its eligible inventory (as defined in the agreement) up to a maximum of $875,000.  The factor commission is 0.75% of the customer invoice amount and interest is charged on accounts receivable and inventory advances at prime plus 1.5% and prime plus 2.5%, respectively.  The factor facility is secured by substantially all of the assets of William Rast Sourcing and a security interest granted by William Rast Licensing in certain royalties payable to William Rast Licensing, is guaranteed by certain of the Company’s other consolidated entities and is personally guaranteed by Colin Dyne, the Chief Executive Officer of People’s Liberation and Manager of William Rast Sourcing, up to a maximum of $1 million.

The terms of the Company’s J. Lindeberg factoring agreement with FTC Commercial Corp. (“FTC”) provides that the agreement will remain in force indefinitely unless it is terminated by either party in accordance with the terms of the agreement.  On July 28, 2010, FTC exercised its right to terminate the factoring agreement for convenience by providing the Company with 60 days prior written notice of termination.  As a result of the termination, the obligations, indebtedness and liabilities owed to FTC under the Company’s J. Lindeberg factoring agreement are now due.  The Company is currently in negotiations with Rosenthal to replace its J. Lindeberg factoring facility with FTC.  The total net amount owed to the Company from FTC related to the terminated J. Lindeberg factoring facility amounted to approximately $220,000 at September 30, 2010.

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

The Company intends to vigorously pursue the Advent Action and its Cross-Complaint and to vigorously defend any actions brought forth by Charlotte Russe.  Although the purported termination of the Company’s exclusive distribution agreement by Charlotte Russe will continue to have a significant impact on the Company’s subsidiary that holds the People’s Liberation brand business, Versatile Entertainment, management believes it does not affect the ability of the Company as a whole to continue as a going concern because of the continued operations and expected sales, cash flows and results of operations from its other brands, William Rast and J. Lindeberg.  As of September 30, 2010, the Company has approximately $588,000 of accounts receivable due from Charlotte Russe and approximately $173,000 of inventory on hand related to purchase orders received from Charlotte Russe.  The Company has recorded a 100% reserve for bad debts related to the $588,000 of uncollected accounts receivable due from Charlotte Russe.  Although the Company believes it will prevail in its actions against Charlotte Russe, the Company has determined that the trade accounts receivable is impaired and has recorded a reserve for the outstanding balance due as of September 30, 2010.  The Company has not recorded a reserve for finished goods inventory purchased on behalf of Charlotte Russe as the Company believes that it will be able to sell its remaining inventory at or above the cost of production.

On August 13, 2010, the Company entered into an asset purchase agreement with two related parties pursuant to which the Company sold 50% of the net proceeds, after contingent legal fees and expenses, that might be received by the Company as a result of its on-going litigation with Charlotte Russe as further described in Note 10 to the consolidated financial statements.

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

During the three and nine months ended September 30, 2010, there were no options granted.  During the nine months ended September 30, 2009, the Company granted 394,000 options to directors, employees and an officer at an exercise price of $0.20.  There were no options granted during the three months ended September 30, 2009.  No options or warrants were exercised during the three and nine month periods ended September 30, 2010 and 2009.  Options to purchase 2,507,726 and 2,075,242 shares were exercisable as of September 30, 2010 and 2009, respectively.  Total stock based compensation expense for the three and nine months ended September 30, 2010 was approximately $8,000 and $63,000, respectively.  Total stock based compensation expense for the three and nine months ended September 30, 2009 was approximately $32,000 and $119,000, respectively.  The compensation expense recognized during the three and nine months ended September 30, 2010 and 2009 did not change basic and diluted income per share reported in the Company’s Statements of Operations.

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

For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  Stock-based compensation expense recognized in the Statement of Operations for the three and nine months ended September 30, 2010 and 2009 is included in selling, design and production expense and general and administrative expense, and is based on awards ultimately expected to vest.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  For options granted in the year ended December 31, 2009, the Company used historical data to calculate the expected forfeiture rate.

Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

For the nine months ended September 30, 2010 and 2009, total stock-based compensation expense included in the consolidated statements of operations was charged to the following expense categories:

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Selling, design and production	$9,974	$16,875
General and administrative	53,115	101,822
Total stock-based compensation	$63,089	$118,697

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2009	2,716,000	$0.64
Granted	394,000	0.20
Exercised	-	-
Forfeited	(215,000)	0.83

Options outstanding – December 31, 2009	2,895,000	0.56
Granted	-	-
Exercised	-	-
Forfeited	(220,000)	0.43

Options outstanding – September 30, 2010	2,675,000	$0.57

Additional information relating to stock options and warrants outstanding and exercisable at September 30, 2010, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$0.20	(options)	276,000	8.8	$0.20	152,250	$0.20
$0.30	(options)	60,000	7.8	$0.30	60,000	$0.30
$0.31	(options)	48,000	6.8	$0.31	48,000	$0.31
$0.38	(options)	265,000	7.0	$0.38	265,000	$0.38
$0.40	(options)	450,000	7.8	$0.40	444,435	$0.40
$0.40	(warrants)	150,000	2.2	$0.40	150,000	$0.40
$0.46	(options)	400,000	6.8	$0.46	400,000	$0.46
$0.50	(options)	655,000	7.0	$0.50	622,875	$0.50
$0.50	(warrants)	290,000	2.2	$0.50	290,000	$0.50
$1.25	(options)	521,000	6.0	$1.25	515,167	$1.25
$1.25	(warrants)	625,000	0.2	$1.25	625,000	$1.25
$2.00	(warrants)	2,500,000	0.2	$2.00	2,500,000	$2.00

		6,240,000	3.3	$1.20	6,072,727	$1.23

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2009	1,176,865	$0.24
Granted	394,000	0.03
Vested	(688,012)	(0.20)
Forfeited	(215,000)	(0.31)

Unvested stock options – December 31, 2009	667,853	0.14
Granted	-	-
Vested	(280,580)	(0.18)
Forfeited	(220,000)	(0.14)

Unvested stock options – September 30, 2010	167,273	$0.06

As of September 30, 2010, there were 2,507,727 vested stock options.  As of September 30, 2010, there was approximately $14,000 of total unrecognized compensation expense related to share-based compensation arrangements granted under the Plan.  The cost is expected to be recognized on a weighted-average basis over the next three years.  The aggregate intrinsic value of stock options outstanding was zero at September 30, 2010 and 2009 as the market value of the options was lower than the exercise value.

The Company has recorded a 100% valuation allowance on its deferred tax asset related to net operating loss carryforwards.  As a result, the stock-based compensation has not been tax effected on the consolidated statement of operations.  For the nine months ended September 30, 2010 and 2009, the deferred tax effect related to nonqualified stock options was not material.

9.           Note Payable to Related Parties

On August 13, 2010, the Company’s subsidiary, William Rast Licensing, entered into a promissory note in the amount of $750,000 with Mobility Special Situations I, LLC (“Mobility”), an entity owned in part by Mark Dyne, the brother of the Company’s Chief Executive Officer, Colin Dyne, and New Media Retail Concepts, LLC, an entity owned by Gerard Guez, a significant beneficial owner of the Company’s common stock.  The promissory note bears interest at 8%, payable monthly in arrears, and is due February 13, 2012.  The promissory note is secured by the assets of William Rast Licensing and is guaranteed by the Company’s other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc.

10.           Asset Purchase Agreement

On August 13, 2010, the Company entered into an asset purchase agreement with New Media Retail Concepts, LLC, an entity owned by Gerard Guez, a significant beneficial owner of the Company’s common stock, and ECA Holdings II, LLC, an entity owned in part by Mark Dyne, the brother of the Company’s Chief Executive Officer, Colin Dyne.  In exchange for $750,000 cash, the Company sold 50% of the net proceeds, after legal fees and expenses, that might be received by the Company as a result of its on-going litigation with Charlotte Russe, as further described in Note 7.  The Company is not required to repay the $750,000 cash proceeds received from the asset purchase agreement regardless of a favorable or unfavorable outcome of the Charlotte Russe litigation.  The $750,000 cash proceeds received from the asset purchase agreement have been recorded as other income in the Company’s consolidated statement of operations for the three months ended September 30, 2010.

11.           Customer and Supplier Concentrations

During the nine months ended September 30, 2010, one customer comprised greater than 10% of the Company’s sales.  Sales to this customer amounted to 10.8% of net revenue for the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, two customers comprised greater than 10% of the Company’s sales.  Sales to these customers amounted to 23.0% and 19.9% of net sales for the nine months ended September 30, 2009.  At September 30, 2010 and 2009, the majority of receivables due from these customers were sold to the factor and are included in the due to factor balance.

During the nine months ended September 30, 2010, two suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 36.8% and 28.5% for the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, three suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 30.1%, 21.3% and 12.0% for the nine months ended September 30, 2009.  At September 30, 2010 and 2009, accounts payable and accrued expenses, and the current portion of due to member included an aggregate of approximately $1,730,000 and $669,000, respectively, due to these vendors.

During the nine months ended September 30, 2010 and 2009, the Company purchased all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden.  Total purchases from J. Lindeberg AB for the nine months ended September 30, 2010 and 2009 amounted to approximately $3.2 million and $2.1 million, respectively.  Included in the current portion due to member as of September 30, 2010 and 2009 is approximately $376,000 and $67,000, respectively, due to J. Lindeberg AB for product purchases.

Due to member as of September 30, 2010 and 2009 represents amounts payable to J. Lindeberg AB related to finished good purchases and the Company’s New York retail store and showroom deposits.

12.           Off Balance Sheet Risk and Contingencies

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable.  The Company sells the majority of its trade accounts receivable to its factor and is contingently liable to the factor for merchandise disputes and other customer claims.  At September 30, 2010, total factored receivables approximated $1.9 million.  The factor may also issue letters of credit and vendor guarantees on the Company’s behalf.  There were no outstanding letters of credit or vendor guarantees as of September 30, 2010.  Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $1.1 million at September 30, 2010.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People’s Liberation, Inc. for the three and nine months ended September 30, 2010 and 2009.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of each of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009 and this Quarterly Report on Form 10-Q.

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

Manufacturing and Supply

We use third party contract manufacturers and full package suppliers to produce our William Rast denim finished goods from facilities located primarily in Mexico, Columbia and Los Angeles, California.  Our denim is made from high quality fabrics milled primarily in the United States, Japan, Italy, Turkey and Mexico.  For the majority of our William Rast knits and other non-denim products, we source these goods from international suppliers primarily in Asia.  We sourced our People’s Liberation denim products sold to Charlotte Russe under our exclusive distribution agreement from international suppliers of full package goods primarily located in Mexico.  We sourced our People’s Liberation knit products sold to Charlotte Russe from international suppliers of full package goods located primarily in Asia.  We currently purchase all of our J. Lindeberg branded apparel products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of our subsidiary, J. Lindeberg USA, LLC.  We intend to continue our transition to international suppliers of full package denim finished goods which will enable us to remain competitive and improve margins.

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

Recent Developments

Charlotte Russe Litigation

As discussed under Note 7 to the Consolidated Financial Statements, we are in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009.  We derived a significant portion of our revenues and operating cash flow from the sale of People’s Liberation branded merchandise pursuant to this distribution agreement.  In the first year of the contract, we received approximately $5.5 million through September 30, 2009 as required by the distribution agreement and we are owed $59.5 million in guaranteed minimum payments over the remainder of the term of the distribution agreement, which amount may be reduced if Charlotte Russe elects to terminate the distribution agreement early, beginning July 2011 with an early termination fee. As a result of Charlotte Russe’s purported termination of the distribution agreement, Charlotte Russe ceased to make their contractually obligated payments to us, which significantly decreased our net sales and cash flows from operations of our People’s Liberation business.  We were also negatively impacted by a reserve for bad debts of approximately $588,000 recorded in the third quarter of 2010 related to the impairment of the trade accounts receivable due from Charlotte Russe. We believe our results of operations and financial condition could be negatively impacted if we are unable to reach a settlement in a manner acceptable to us or the ensuing litigation, which is currently in its early stage, is not resolved in a manner favorable to us.  Additionally, we may continue to incur significant  expenses in our litigation with Charlotte Russe, and unless the cases are settled, we will continue to incur additional expenses in increasing amounts as the cases move toward trial.

As of September 30, 2010, we had approximately $588,000 of accounts receivable due from Charlotte Russe and approximately $173,000 of inventory on hand related to purchase orders received from Charlotte Russe.  We have recorded a 100% reserve for bad debts related to the $588,000 of uncollected accounts receivable due from Charlotte Russe.  Although we believe we will prevail in our actions against Charlotte Russe, we have determined that the trade accounts receivable is impaired and have recorded a reserve for the outstanding balance due as of September 30, 2010.  We have not recorded a reserve for finished goods inventory purchased on behalf of Charlotte Russe as we believe that we will be able to sell the remaining inventory at or above the cost of production.

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

On August 13, 2010, we entered into an asset purchase agreement with two related parties.  In exchange for $750,000 cash, we sold 50% of the net proceeds, after legal fees and expenses, that might be received as a result of our on-going litigation with Charlotte Russe, as further described elsewhere in this report.  We are not required to repay the $750,000 cash proceeds received from the asset purchase agreement regardless of a favorable or unfavorable outcome of the Charlotte Russe litigation.  The $750,000 cash proceeds received from the asset purchase agreement have been recorded as other income in our consolidated statement of operations for the three months ended September 30, 2010.

Other Developments

On October 7, 2010, our subsidiary, William Rast Sourcing, entered into a new factoring agreement with Rosenthal & Rosenthal, Inc. The terms of our new William Rast factoring facility are further described in Note 6 to our consolidated financial statements.  We are currently in negotiations with Rosenthal & Rosenthal to replace our J. Lindeberg factoring facility with FTC Commercial Corp.  On July 28, 2010, FTC exercised its right to terminate for convenience its factoring agreement with our J. Lindeberg subsidiary by providing us with 60 days prior written notice of termination.  As a result of the termination, the obligations, indebtedness and liabilities owed to FTC under our J. Lindeberg factoring agreement are now due.  The total net amount owed to us from FTC related to the terminated J. Lindeberg factoring facility amounted to approximately $220,000 at September 30, 2010.

In May 2010, our subsidiary, William Rast Sourcing, LLC, entered into a design and licensing agreement with a major retailer.  The agreement provides that we will design an exclusive collection of William Rast apparel for sale in the major retailer’s stores in the United States for a limited period of time beginning in the fourth quarter of 2010.  During the nine months ended September 30, 2010, we received $500,000 in design revenue from this major retailer.  We expect to generate product revenues in excess of $3,000,000 over the term of the agreement.

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

As of November 12, 2010, we had the following retail store locations:

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

Results of Operations

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.5	49.6	49.9	52.1
Gross profit	42.5	50.4	50.1	47.9
Selling, design and production expenses	25.7	24.2	29.3	27.1
General and administrative expenses	51.2	17.9	37.5	19.4
Operating (loss) income	(34.4)%	8.3%	(16.7)%	1.4%

Comparison of three months ended September 30, 2010 and three months ended September 30, 2009

Net Revenue

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Percent Change

Net Revenue	$6,543,066	$11,005,915	(40.5)%

The decrease in net revenue for the three months ended September 30, 2010 was due to decreased People’s Liberation sales due to the termination of our exclusive distributor relationship with Charlotte Russe, as discussed above.  We shipped goods to Charlotte Russe under the terms of our agreement from June through October 2009.  The decrease in net revenue was also due to a decrease in wholesale sales of our William Rast apparel line in the United States during the third quarter of 2010 due to current macro economic conditions resulting in retail store closures and major retailers carrying reduced amounts of inventory.  The decrease in wholesale sales of our People’s Liberation and William Rast apparel lines was offset by increased wholesale sales of our J. Lindeberg apparel line, and increased retail sales from our William Rast and J. Lindeberg retail stores.  The increase in retail sales of each of our William Rast and J. Lindeberg apparel lines resulted from more retail stores being open in the third quarter of 2010 as compared to the third quarter of 2009.  We acquired a J. Lindeberg retail store in Los Angeles, California, in May 2009 and opened a full price J. Lindeberg store in Miami, Florida, in April 2010.  In November 2009, we opened two new full-price William Rast brand retail stores in Los Angeles and San Jose, California.  Additionally, we opened our first William Rast brand outlet store in November 2009 at the Desert Hills Premium Outlets in Cabazon, California, near Palm Springs.  We also opened a full price William Rast store in Miami, Florida, in August 2010.  These store openings are part of our retail expansion plan which includes the roll-out of retail stores in major metropolitan locations over the next several years.  We continue to revise our expansion plan as retail market conditions change in response to economic conditions.  We believe that the retail stores will enhance our net revenue and gross profit and the outlet store will allow us to sell our overstock or slow moving items at higher profit margins.

Gross Profit

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Percent Change

Gross Profit	$2,778,262	$5,549,437	(49.9)%

Gross profit consists of net revenue less cost of goods sold.  Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, duty, freight and overhead expenses.  Overhead expenses primarily consist of warehouse and shipping salaries and expenses.  As a percentage of net revenue, our gross margin decreased to 42.5% for the three months ended September 30, 2010 from 50.4% for the three months ended September 30, 2009.  The decrease in gross profit as a percentage of net revenue was primarily due to discounts provided to one of our major customers during the quarter and off-price sales of our remaining People’s Liberation brand inventory, offset by increased retail sales at higher margins.

Selling, Design and Production Expenses

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Percent Change

Selling, design and production expenses	$1,680,247	$2,659,481	(36.8)%

Selling, design and production expenses for the three months ended September 30, 2010 and 2009 primarily related to salaries and commissions, design fees, advertising, marketing and promotion, samples, travel and showroom expenses.  The decrease in selling, design and production expenses for the quarter ended September 30, 2010 was attributable primarily to decreased sales, design and production salaries and consulting expenses, decreased promotion and marketing costs and decreased travel and entertainment costs in the third quarter of 2010 related to our William Rast brand as a result of cost cutting measures implemented to decrease expenditures.  The decrease is further attributable to the elimination of the majority of our selling, design and production expenses related to our People’s Liberation brand operations during the period, as a result of the termination of our exclusive distributor relationship with Charlotte Russe in September 2009.  As a percentage of net revenue, selling, design and production expenses increased to 25.7% for the three months ended September 30, 2010 compared to 24.2% for the three months ended September 30, 2009, as a result of decreased net sales during the three months ended September 30, 2010.

General and Administrative Expenses

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Percent Change

General and administrative expenses	$3,349,194	$1,970,929	69.9%

General and administrative expenses for the three months ended September 30, 2010 and 2009 primarily related to salaries, professional fees, facility costs, travel and entertainment, depreciation and amortization expense, and other general corporate expenses.  As a percentage of net revenue, general and administrative expenses increased to 51.2% for the three months ended September 30, 2010 from 17.9% for three months ended September 30, 2009.  The increase in general and administrative expenses during the three months ended September 30, 2010 was primarily due a reserve for bad debts of approximately $588,000 recorded in the third quarter of 2010 related to the impairment of the trade accounts receivable due from Charlotte Russe, as discussed above.  The increase in general and administrative expenses was also due to the expansion of our retail store operations and increased legal expenses related to the negotiation of our new financing arrangements and our on-going litigation with Charlotte Russe.  In the third quarter of 2009, we operated two retail stores, compared to seven retail stores at the end of the third quarter of 2010.  Retail store operation costs primarily include salaries, rent and other operating costs.  As discussed above, we are currently subject to litigation in relation to our agreement with Charlotte Russe.  As a result of this litigation, we experienced a reduction of our general and administrative expenses related to direct expenses of our People’s Liberation brand.  The decrease in direct expenses of our People’s Liberation brand was offset by increased legal expenses as a result of the on-going litigation and the reserve for bad debts recorded in the third quarter of 2010 related to the impairment of the trade accounts receivable due from Charlotte Russe.

Interest Expense, net

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Percent Change

Interest Expense, net	$45,643	$59,653	(23.5)%

Under our former William Rast factoring arrangement which was replaced on October 7, 2010, as discussed elsewhere in this report, we were able to borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories.  Maximum borrowings under our People’s Liberation and William Rast inventory facility were not to exceed $1.3 million of eligible inventory.  Under our current J. Lindeberg factoring arrangement which has been terminated, as discussed elsewhere in this report, we were able to borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories.  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility were not to exceed $1.5 million.  Outstanding borrowings under our factoring arrangements amounted to approximately $1.2 million and $3.1 million at September 30, 2010 and 2009, respectively.  The decrease in interest expense is due to an average decrease in borrowings under our factoring arrangements during the quarter ended September 30, 2010, offset by an increase in the interest rate under our William Rast facility from prime plus 1% to prime plus 2% beginning January 1, 2010.  The decrease in interest expense was further offset by interest expense related to our note payable to related parties.  On August 13, 2010, our subsidiary, William Rast Licensing, entered into a promissory note in the amount of $750,000 with two related parties.  The promissory note bears interest at 8%, payable monthly in arrears, and is due February 13, 2012.

Provision for Income Tax

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Percent Change

Provision for Income Tax	$7,000	$8,190	(14.5)%

The provision for income taxes for the three months ended September 30, 2010 and 2009 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies.  A provision for Federal income taxes has not been recorded for the three months ended September 30, 2010, as we had a net loss during the quarter. A provision for Federal income taxes was not recorded for the three months ended September 30, 2009, as any tax liabilities generated from net income would be offset by the Company’s net operating loss carryforwards.  As of September 30, 2010 and 2009, a valuation allowance has been provided for our deferred income tax assets related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  As of December 31, 2009, total net operating losses available to carry forward to future periods amounted to approximately $4.9 million.  At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses and other deferred tax assets.

Net (Loss) Income

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Percent Change

Net (loss) income	$(1,553,822)	$851,184	*
* Not meaningful

Our net loss incurred during the three months ended September 30, 2010 compared to net income for the three months ended September 30, 2009 was due primarily to decreased net revenue and gross margin, the reserve for bad debts of approximately $588,000 recorded in the third quarter of 2010 related to the impairment of the trade accounts receivable due from Charlotte Russe and increased retail operating expenses incurred during the period, offset by decreased selling, design and production expenses, as discussed above, and $750,000 of cash proceeds, included in other income, received in August 2010 from an asset purchase agreement in which we sold 50%  of the net proceeds, after legal fees and expenses, that we may receive as a result of our on-going litigation with Charlotte Russe, as further described elsewhere in this report.

Noncontrolling Interest

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Percent Change

Noncontrolling interest	$(677,991)	$(39,198)	*
* Not meaningful

Noncontrolling interest recorded for the three months ended September 30, 2010 and 2009 represents profit or loss allocations to William Rast Enterprises, a member of William Rast Sourcing and William Rast Licensing, and J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.    Beginning January 1, 2009, losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements.  Profit and loss allocations to its member, J. Lindeberg USA Corp., are recorded as noncontrolling interest in our consolidated financial statements.  The increase in noncontrolling interest recorded for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was due primarily to increased net loss allocations to William Rast Enterprises during the three months ended September 30, 2010, compared to net loss allocations during the three months ended September 30, 2009.

Net (Loss) Income Attributable to Common Stockholders

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Percent Change

Net (loss) income attributable to common stockholders	$(875,831)	$890,382	*
* Not meaningful

Our net loss attributable to common stockholders incurred during the three months ended September 30, 2010 compared to net income for the three months ended September 30, 2009 is due primarily to decreased net revenue and gross margin, the reserve for bad debts of approximately $588,000 recorded in the third quarter of 2010 related to the impairment of the trade accounts receivable due from Charlotte Russe and increased retail operating expenses, offset by decreased selling, design and production expenses, increased noncontrolling interest incurred during the three months ended September 30, 2010, as discussed above, and $750,000 of cash proceeds, included in other income, received in August 2010 from an asset purchase agreement in which we sold 50%  of the net proceeds, after legal fees and expenses, that we may receive as a result of our on-going litigation with Charlotte Russe, as further described elsewhere in this report.

Comparison of nine months ended September 30, 2010 and nine months ended September 30, 2009

Net Revenue

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009	Percent Change

Net Revenue	$21,754,424	$28,485,857	(23.6)%

The decrease in net revenue for the nine months ended September 30, 2010 was due primarily to decreased People’s Liberation sales due to the termination of our exclusive distributor relationship with Charlotte Russe, as discussed above.  We shipped goods to Charlotte Russe under the terms of our agreement from June through October 2009.  The decrease in net revenue was also due to a decrease in wholesale sales of our William Rast apparel line in the United States during the first nine months of 2010 due to current macro economic conditions resulting in retail store closures and major retailers carrying reduced amounts of inventory.  The decrease in wholesale sales of our People’s Liberation and William Rast apparel lines was offset by advertising revenue received from Sony Electronics in the first quarter of 2010 in accordance with our sponsorship agreement and design services revenue received from a major retailer in the second quarter of 2010 in accordance with our design and licensing agreement.  On January 29, 2010, we entered into a sponsorship agreement with Sony Electronics Inc.  The sponsorship agreement provided Sony Electronics with the title sponsorship at our William Rast fashion show held during Fashion Week in New York City in February 2010.  The majority of the amount received from Sony Electronics for title sponsorship was recorded as advertising revenue during the first quarter of 2010.  In May 2010, we entered into a design and license agreement with a major retailer.  Amounts received from the major retailer were recorded as design revenue during the second quarter of 2010.  The decrease in net sales for the nine months ended September 30, 2010 was also offset by increased wholesale sales of our J. Lindeberg apparel line, and increased retail sales from our William Rast and J. Lindeberg retail stores.  The increase in retail sales of each of our William Rast and J. Lindeberg apparel lines resulted from more retail stores being open in the first nine months of 2010 as compared to the first nine months 2009.  We acquired a J. Lindeberg retail store in Los Angeles, California, in May 2009 and opened a full price J. Lindeberg store in Miami, Florida, in April 2010.  In November 2009, we opened two new full-price William Rast brand retail stores in Los Angeles and San Jose, California.  Additionally, we opened our first William Rast brand outlet store in November 2009 at the Desert Hills Premium Outlets in Cabazon, California, near Palm Springs.  We also opened a full price William Rast store in Miami, Florida, in August 2010.  These store openings are part of our retail expansion plan which includes the roll-out of retail stores in major metropolitan locations over the next several years.  We continue to revise our expansion plan as retail market conditions change in response to economic conditions.  We believe that the retail stores will enhance our net revenue and gross profit and the outlet store will allow us to sell our overstock or slow moving items at higher profit margins.

Gross Profit

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009	Percent Change

Gross Profit	$10,897,402	$13,638,565	(20.1)%

Gross profit consists of net revenue less cost of goods sold.  Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, duty, freight and overhead expenses.  Overhead expenses primarily consist of warehouse and shipping salaries and expenses.  As a percentage of net revenue, our gross margin increased to 50.1% for the nine months ended September 30, 2010 from 47.9% for the nine months ended September 30, 2009.  The increase in gross profit as a percentage of net revenue was primarily due to advertising revenue received from Sony Electronics in the first quarter of 2010 in accordance with our sponsorship agreement, design revenue received in the second quarter of 2010 in accordance with our design and license agreement with a major retailer, and increased retail sales of our J. Lindeberg and William Rast product lines at higher gross margins.  There was no cost of revenue associated with the advertising and design revenue, which resulted in an increase in gross profit as a percentage of net revenue during the nine months ended September 30, 2010.  The increase in gross profit as a percentage of net revenue was offset by discounts provided to one of our major customers during the third quarter of 2010 and off-price sales of our remaining People’s Liberation brand inventory during the nine months ended September 30, 2010.

Selling, Design and Production Expenses

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009	Percent Change

Selling, design and production expenses	$6,382,209	$7,703,663	(17.2)%

The decrease in selling, design and production expenses for the nine months ended September 30, 2010 was attributable primarily to decreased sales, design and production salaries and consulting expenses, decreased promotion and marketing costs and decreased travel and entertainment costs during the period related to our William Rast brand as a result of cost cutting measures implemented to decrease expenditures.  The decrease was further attributed to the elimination of the majority of our selling, design and production expenses related to our People’s Liberation brand operations during the first nine months of 2010, as a result of the termination of our exclusive distributor relationship with Charlotte Russe in September 2009.  The decrease in selling, design and production expenses for the nine months ended September 30, 2010 was offset by the increased cost of our William Rast fashion show held during Fashion Week in New York City in February 2010.  As a percentage of net revenue, selling, design and production expenses increased to 29.3% for the nine months ended September 30, 2010 compared to 27.1% for the nine months ended September 30, 2009, as a result of decreased net sales during the nine months ended September 30, 2010.

General and Administrative Expenses

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009	Percent Change

General and administrative expenses	$8,159,181	$5,539,017	47.3%

As a percentage of net sales, general and administrative expenses increased to 37.5% for the nine months ended September 30, 2010 from 19.4% for nine months ended September 30, 2009.  The increase in general and administrative expenses during the nine months ended September 30, 2010 was primarily due to the expansion of our retail store operations, increased legal expenses related to the negotiation of our new financing arrangements and our on-going litigation with Charlotte Russe and a reserve for bad debts of approximately $588,000 recorded in the third quarter of 2010 related to the impairment of the trade accounts receivable due from Charlotte Russe.  In the third quarter of 2009, we operated two retail stores, compared to seven retail stores at the end of the third quarter of 2010.  Retail store operation costs primarily include salaries, rent and other operating costs.  As discussed above, we are currently subject to litigation in relation to our agreement with Charlotte Russe.  As a result of this litigation, we experienced a reduction of our general and administrative expenses related to direct expenses of our People’s Liberation brand.  The decrease in direct expenses of our People’s Liberation brand was offset by increased legal expenses as a result of the on-going litigation.

Interest Expense, net

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009	Percent Change

Interest Expense, net	$140,422	$160,505	(12.5)%

Under our former William Rast factoring arrangement which was replaced on October 7, 2010, as discussed elsewhere in this report, we were able to borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories.  Maximum borrowings under our People’s Liberation and William Rast inventory facility were not to exceed $1.3 million of eligible inventory.  Under our current J. Lindeberg factoring arrangement which has been terminated, as discussed elsewhere in this report, we were able to borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories.  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility were not to exceed $1.5 million.  Outstanding borrowings under our factoring arrangements amounted to approximately $1.2 million and $3.1 million at September 30, 2010 and 2009, respectively.  The decrease in interest expense is due to an average decrease in borrowings under our factoring arrangements during the nine months ended September 30, 2010, offset by an increase in the interest rate under our William Rast facility from prime plus 1% to prime plus 2% beginning January 1, 2010.

Provision for Income Tax

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009	Percent Change

Provision for Income Tax	$36,990	$29,980	23.4%

The provision for income taxes for the nine months ended September 30, 2010 and 2009 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies.  A provision for Federal income taxes has not been recorded for the nine months ended September 30, 2010, as we had a net loss during the period. A provision for Federal income taxes was not recorded for the nine months ended September 30, 2009, as any tax liabilities generated from net income would be offset by the Company’s net operating loss carryforwards.  As of September 30, 2010 and 2009, a valuation allowance has been provided for our deferred income tax assets related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  As of December 31, 2009, total net operating losses available to carry forward to future periods amounted to approximately $4.9 million.  At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses and other deferred tax assets.

Net (Loss) Income

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009	Percent Change

Net (loss) income	$(3,071,400)	$205,400	*
* Not meaningful

The increase in net loss incurred during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was due primarily to decreased net revenue, increased retail operating expenses incurred during the period and the reserve for bad debts of approximately $588,000 recorded in the third quarter of 2010 related to the impairment of the trade accounts receivable due from Charlotte Russe, offset by decreased selling, design and production expenses, as discussed above, $750,000 of cash proceeds, included in other income, received in August 2010 from an asset purchase agreement in which we sold 50%  of the net proceeds, after legal fees and expenses, that we may receive as a result of our on-going litigation with Charlotte Russe, as further described elsewhere in this report.

Noncontrolling Interest

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009	Percent Change

Noncontrolling Interest	$(1,461,013)	$(885,026)	65.1%

Noncontrolling interest recorded for the nine months ended September 30, 2010 and 2009 represents profit or loss allocations due to William Rast Enterprises, a member of William Rast Sourcing and William Rast Licensing, and J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.  Beginning January 1, 2009, losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements.  Profit and loss allocations to its member, J. Lindeberg USA Corp., are recorded as noncontrolling interest in our consolidated financial statements.  The increase in noncontrolling interest recorded for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was due primarily to increased loss allocations to William Rast Enterprises during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

Net (Loss) Income Attributable to Common Stockholders

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009	Percent Change

Net (loss) income attributable to common stockholders	$(1,610,387)	$1,090,426	*
* Not meaningful

The increase in net loss attributable to common stockholders during the nine months ended September 30, 2010 compared to net income attributable to common stockholders for the nine months ended September 30, 2009 is due primarily to decreased net revenue, increased retail operating expenses and the reserve for bad debts of approximately $588,000 recorded in the third quarter of 2010 related to the impairment of the trade accounts receivable due from Charlotte Russe, offset by decreased selling, design and production expenses, increased noncontrolling interest incurred during the nine months ended September 30, 2010, as discussed above, $750,000 of cash proceeds, included in other income, received in August 2010 from an asset purchase agreement in which we sold 50% of the net proceeds, after legal fees and expenses, that we may receive as a result of our on-going litigation with Charlotte Russe, as further described elsewhere in this report.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of approximately $300,000, a working capital deficit of approximately $252,000, and approximately $1.75 million of availability from our factor.  As of September 30, 2010, advances from our factor totaled approximately $1.2 million.  As of September 30, 2009, we had cash and cash equivalents of approximately $1.3 million, working capital of approximately $3.0 million, and approximately $1.6 million of availability from our factor.  As of September 30, 2009, advances from our factor totaled approximately $3.1 million.

Operating Capital Requirements

We are in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009.  We derived a significant portion of our revenues and operating cash flow from the sale of People’s Liberation branded merchandise pursuant to the distribution agreement.  In the first year of the contract, we received approximately $5.5 million through September 30, 2009 as required by the distribution agreement and we are owed $59.5 million in guaranteed minimum payments over the remainder of the term of the distribution agreement, which amount may be reduced if Charlotte Russe elects to terminate the agreement early, beginning July 2011 with an early termination fee.  As a result of Charlotte Russe’s purported termination of the distribution agreement, Charlotte Russe ceased to make their contractually obligated payments to us, which significantly decreased our net sales and cash flows from operations of our People’s Liberation business.  We were also negatively impacted by a reserve for bad debts of approximately $588,000 recorded in the third quarter of 2010 related to the impairment of the trade accounts receivable due from Charlotte Russe.  We believe our results of operations and financial condition could be further negatively impacted if we are unable to reach a settlement in a manner acceptable to us or the ensuing litigation is not resolved in a manner favorable to us.  Additionally, we may continue to incur significant expenses in our litigation with Charlotte Russe, and unless the cases are settled, we will continue to incur additional legal fees in increasing amounts as the cases move toward trial.

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

Sources of Liquidity

We are currently exploring additional sources of capital, including an alternative factor for our J. Lindeberg facility, to fund current operations and to be used to expand our business and fund future growth, including the opening of our new retail stores. If we are not able to replace our current J. Lindeberg factoring arrangement on favorable terms, we will need to raise additional funds in the next twelve months in order to fund our minimum working capital and capital expenditure needs.   We are currently in negotiations with a factor, Rosenthal & Rosenthal, Inc., to replace our J. Lindeberg factor facility and have received preliminary agreements that are subject to further negotiations.

On August 13, 2010, our subsidiary, William Rast Licensing, entered into a promissory note in the amount of $750,000 with Mobility Special Situations I, LLC (“Mobility”), an entity owned in part by Mark Dyne, the brother of our Chief Executive Officer, Colin Dyne, and New Media Retail Concepts, LLC, an entity owned by Gerard Guez, a significant beneficial owner of our common stock.  The promissory note bears interest at 8%, payable monthly in arrears, and is due February 13, 2012.  The promissory note is secured by the assets of William Rast Licensing and is guaranteed by our other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc.

On August 13, 2010, we also entered into an asset purchase agreement with New Media Retail Concepts, LLC, an entity owned by Gerard Guez, a significant beneficial owner of our common stock, and ECA Holdings II, LLC, an entity owned in part by Mark Dyne, the brother of our Chief Executive Officer, Colin Dyne.  In exchange for $750,000 cash, we sold 50% of the net proceeds, after legal fees and expenses, that might be received as a result of our on-going litigation with Charlotte Russe, as further described elsewhere in this report.  We are not required to repay the $750,000 cash proceeds received from the asset purchase agreement regardless of a favorable or unfavorable outcome of the Charlotte Russe litigation.  The $750,000 cash proceeds received from the asset purchase agreement have been recorded as other income in our consolidated statement of operations for the three months ended September 30, 2010.

The extent of our future capital requirements will depend on many factors, including our results of operations, the terms of a new J. Lindeberg factoring agreement or alternative accounts receivable financing and the availability of landlord concessions for future retail store locations.  We may also need to raise additional capital if our working capital requirements or capital expenditures are greater than we expect or if we expand our business by acquiring or investing in additional brands.  There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all, especially given the economic conditions that currently prevail.

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

Cash Flows

We currently satisfy our working capital requirements primarily through borrowings from our factor and cash flows generated from operations.  Cash flows from operating and investing activities for the nine months ended September 30, 2010 and 2009 are summarized in the following table:

	Nine months Ended June 30,
Activity:	2010	2009
Operating activities	$(2,898,743)	$(87,031)
Investing activities	(118,658)	(519,993)
Financing activities	750,000	-
Net decrease	$(2,267,401)	$(607,024)

Operating Activities

Net cash used in operating activities was approximately $2,899,000 and $87,000 for the nine months ended September 30, 2010 and 2009, respectively.  Net cash used in operating activities for the nine months ended September 30, 2010 was primarily a result of a net loss of approximately $3.1 million and increased receivables and inventories, offset by increased accounts payable and accrued expenses.  Net cash used in operating activities during the nine months ended September 30, 2009 was primarily a result of a reduction in customer deposits, increased receivables and decreased accounts payable and accrued expenses, offset by decreased inventories and the net income earned during the period.

Investing Activities

Net cash used in investing activities was approximately $119,000 and $520,000 for the nine months ended September 30, 2010 and 2009, respectively.  Net cash used in investing activities for the nine months ended September 30, 2010 primarily consisted of an increase in capital expenditures for computer equipment, leasehold improvements and furniture and fixtures for our new retail store locations, and expenditures for our tradeshow booth; offset by $750,000 of cash proceeds received in August 2010 from an asset purchase agreement in which we sold a portion of the net proceeds that might be received as a result of our on-going litigation with Charlotte Russe.  We opened two new retail stores in 2010 and a significant portion of the capital expenditures incurred for the build-out of one of our new retail stores was offset by a tenant improvement reimbursement received from one of our landlords.  Net cash used in investing activities for the nine months ended September 30, 2009 consisted of an increase in restricted cash held under lease lines as collateral to secure two lease agreements, an increase in capital expenditures primarily for leasehold improvements and furniture and fixtures for the relocation of our corporate offices, trademark costs and cash paid in the acquisition of a J. Lindeberg retail store.  Effective May 13, 2009, we purchased certain assets related to the operation of a J. Lindeberg retail store in Los Angeles, California, from an unrelated party.  The asset purchase agreement provided for the payment of $100,000 in cash upon closing and cancellation of approximately $250,000 of trade accounts receivable due from the seller.  The asset purchase agreement also provided that we acquire certain leasehold improvements, furniture and fixtures, and computer and store equipment.

Financing Activities

Net cash provided by financing activities was approximately $750,000 for the nine months ended September 30, 2010.  On August 13, 2010, our subsidiary, William Rast Licensing, entered into a note payable to related parties in the amount of $750,000.  The note bears interest at 8%, payable monthly in arrears, and is due February 13, 2012.  There were no financing activities during the nine months ended September 30, 2009.

Factoring Agreements

On October 7, 2010, our subsidiary, William Rast Sourcing entered into a new factoring agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”). The factoring agreement has a term of two years, and automatically renews for additional two-year periods unless William Rast provides notice of its intent not to renew the agreement.  Pursuant to the factoring agreement, Rosenthal purchases William Rast’s eligible accounts receivable and assumes the credit risk with respect to those accounts for which Rosenthal has given its prior credit approval. If Rosenthal does not assume the credit risk for a receivable, the collection risk associated with the receivable remains with William Rast. The factoring agreement provides that we may borrow an amount up to 75% of the value of our approved factored customer invoices.  We may also borrow up to 50% of eligible inventory (as defined in the agreement) up to a maximum of $875,000.  The factor commission is 0.75% of the customer invoice amount and interest is charged on accounts receivable and inventory advances at prime plus 1.5% and prime plus 2.5%, respectively.  The factor facility is secured by substantially all of the assets of William Rast Sourcing and a security interest granted by William Rast Licensing in certain royalties payable to William Rast Licensing, is guaranteed by certain of the Company’s other consolidated entities and is personally guaranteed by Colin Dyne, the Chief Executive Officer of People’s Liberation and Manager of William Rast, up to a maximum of $1 million.

The terms of our J. Lindeberg factoring agreement with FTC Commercial Corp. (“FTC”) provides that the agreement will remain in force indefinitely unless it is terminated by either party in accordance with the terms of the agreement.  On July 28, 2010, FTC exercised its right to terminate the factoring agreement for convenience by providing us with 60 days prior written notice of termination.  As a result of the termination, the obligations, indebtedness and liabilities owed to FTC under our J. Lindeberg factoring agreement are now due.  The total net amount owed to us from FTC related to the terminated J. Lindeberg factoring facility amounted to approximately $220,000 at September 30, 2010.  We are currently in negotiations with Rosenthal to replace our J. Lindeberg factoring facility with FTC and have received preliminary agreements that are subject to further negotiations.

As of September 30, 2010 and 2009, total factored accounts receivable included in due to factor amounted to approximately $1.9 million and $5.3 million, respectively.  Outstanding advances as of September 30, 2010 and 2009 amounted to approximately $1.2 million and $3.1 million, respectively, and are included in the due from factor balance.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at September 30, 2010 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$13,172,786	$2,446,498	$5,595,331	$2,404,784	$2,726,173
Note payable to related parties	750,000	-	750,000	-	-
Operating leases	$13,922,786	$2,446,498	$6,345,331	$2,404,784	$2,726,173

At September 30, 2010, approximately $166,000 of our cash is held under lease lines as collateral to secure two lease agreements.

At September 30, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Factored accounts receivable may subject us to off-balance sheet risk.  We sell the majority of our trade accounts receivable to our factor and are contingently liable to the factor for merchandise disputes, other customer claims and invoices that are not credit approved by the factor.  From time to time, our factor may also issue letters of credit and vendor guarantees on our behalf.  There were no outstanding letters of credit or vendor guarantees as of September 30, 2010 and 2009.  Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $1.1 million and at September 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T.	Controls and Procedures.

Evaluation of Controls and Procedures

Members of the our management, including our Chief Executive Officer, Colin Dyne, and Chief Financial Officer and President, Darryn Barber, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2010, the end of the period covered by this report.  Based upon that evaluation, Messrs. Dyne and Barber concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and our quarterly reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.  There have been no material changes to such risk factors during the three months ended September 30, 2010.

Item 6.              Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1
Asset Purchase Agreement entered into on August 13, 2010 by and among ECA Holdings II, LLC and New Media Retail Concepts, LLC and People’s Liberation, Inc. and its wholly-owned subsidiary Versatile Entertainment, Inc.

10.2	Form of Promissory Note entered into on August 13, 2010 by William Rast Licensing, LLC in favor of Mobility Special Situations I, LLC.
10.3	Borrower Security Agreement entered into on August 13, 2010 by William Rast Licensing, LLC in favor of Mobility Special Situations I, LLC.
10.4
Guarantor Security Agreement entered into on August 13, 2010 by People’s Liberation, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Mobility Special Situations I, LLC.

10.5
Guaranty entered into on August 13, 2010 by People’s Liberation, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Mobility Special Situations I, LLC.

10.6
APA Security Agreement entered into on August 13, 2010 by People’s Liberation, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Licensing, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of ECA Holdings II, LLC.

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

PEOPLE’S LIBERATION, INC.
Date: November 12, 2010	/s/ Darryn Barber By: Darryn Barber Its: Chief Financial Officer and President (Principal Financial and Accounting Officer)