Form 10-K
period 2010-12-31
PEOPLES LIBERATION INC
filed 2011-03-31
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter was $1,511,823 (based on the closing sales price of the registrant's common stock on that date).

At March 31, 2011, the registrant had 36,002,563 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

PEOPLE’S LIBERATION, INC.

PART I

This 2010 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources.  These forward-looking statements include, without limitation, statements regarding: proposed new products, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts.  Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved.  Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.  Important factors that could cause these differences include, but are not limited to:

•	our failure to implement our business plan within the time period we originally planned to accomplish;

•	the risks of expanding the number of products we offer, as well as the number of brands we market and distribute;

•	our ability to locate manufacturers who can timely manufacture our products;

•	our ability to enter into distribution agreements both in the United States and internationally;

•	the demand for high-end jeans, sportswear and other casual apparel in the United States and internationally;

•	the outcome of legal proceedings and related costs of legal counsel;

•	a decline in the retail sales environment;

•	a decrease in the availability of financial resources at favorable terms;

•	industry competition;

•	general economic conditions; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Item 1.         Business

Corporate Overview

We design, market and sell high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States, “J. Lindeberg.”  The majority of the merchandise we offer consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  In the United States, we distribute our William Rast and J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  We also market and sell our J. Lindeberg branded collection and golf apparel through our retail stores in New York City, Los Angeles and Miami, and J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  William Rast products are also sold in our four retail stores located in Los Angeles, San Jose and Cabazon, California, and Miami, Florida.  Internationally, in select countries, we sell our William Rast branded apparel products directly and through distributors to better department stores and boutiques.

We commenced our William Rast clothing line in May 2005 and our People’s Liberation business in July 2004.  Our William Rast clothing line is a collaboration with Justin Timberlake.

We began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 in collaboration with J. Lindeberg AB of Sweden.  In addition to being sold in the United States through our subsidiary, J. Lindeberg USA, LLC, J. Lindeberg branded high-end men’s fashion and premium golf apparel is marketed and sold by J. Lindeberg AB worldwide.

We are headquartered in Los Angeles, California, and maintain showrooms in New York, Los Angeles and Atlanta.

Structure of Operations

Our wholly-owned subsidiary Versatile Entertainment, Inc. conducts our People’s Liberation brand business.  Our William Rast brand business is conducted through our wholly-owned subsidiary Bella Rose, LLC.  William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose and are each owned 50% by Bella Rose and 50% by Tennman WR-T, Inc., an entity owned in part by Justin Timberlake.  William Rast Retail, LLC, a California limited liability company, was formed on August 26, 2009 and is a wholly-owned subsidiary of William Rast Sourcing.  William Rast Retail was formed to operate our William Rast retail stores.  Our J. Lindeberg brand business is conducted through Bella Rose.  J. Lindeberg USA, LLC is consolidated under Bella Rose and is owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp. an entity owned by J. Lindeberg AB, a Swedish corporation.   J. Lindeberg USA Retail, LLC, a California limited liability company, was formed on August 21, 2009 and is a wholly-owned subsidiary of J. Lindeberg USA.  J. Lindeberg Retail was formed to operate our J. Lindeberg retail stores.

Illustrated below is summary of our corporate structure by legal entity:

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
(a California LLC)
Formed August 2009 and wholly owned by J. Lindeberg USA, LLC

Apparel Industry Background

We operate in the premium contemporary segment of the apparel industry, which is characterized by lower volume sales of higher margin products.  Our future success depends in part on the continued demand by consumers for high-end casual apparel, which in recent years has contributed to a proliferation of brands such as True Religion, Seven For All Mankind, Diesel, Guess, J Brand and Joe’s Jeans.  We anticipate that the premium contemporary segment of the apparel industry will become increasingly competitive because of the consumer demand for apparel in this segment, as well as the high retail prices consumers are willing to spend for such goods.  An increase in the number of brands competing in the premium contemporary segment of the apparel industry could result in reduced shelf space for our brands at better department stores and boutiques, our primary customers.

Customers

We market our products to better department stores and boutiques that cater to fashion forward clientele.  Our products are sold to a limited number of better department stores and boutiques to maintain our premium brand status.  In the United States, our William Rast and J. Lindeberg products are sold in a number of Nordstrom and Neiman Marcus store locations.  We plan to continue to develop our existing relationships with our customers, and expand our domestic sales and distribution to better department stores.  Currently, in addition to Nordstrom and Neiman Marcus, we sell to Saks Fifth Avenue, as well as hundreds of other boutiques and specialty retailers.  We also sell our William Rast and J. Lindeberg brands online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  We market and sell our J. Lindeberg branded collection and golf apparel through our retail stores in New York City and Los Angeles, and we sell J. Lindeberg golf wear to green grass golf stores and boutiques in the United States. William Rast products are sold in four William Rast branded retail stores located in Los Angeles, San Jose and Cabazon, California, and Miami, Florida. Internationally, in select countries, we sell our William Rast products directly and through distributors to better department stores and boutiques. We intend to expand our international distribution of our William Rast brand into additional territories and increase our brand penetration in the countries in which our apparel is currently being sold.

Beginning in June 2009, we exclusively sold our People’s Liberation branded apparel and apparel accessories to Charlotte Russe in North America and Central America.  We were in litigation with Charlotte Russe in relation to our distribution agreement which litigation was settled in February 2011.  Following the settlement, we are exploring options for the marketing and distribution of People’s Liberation branded apparel and apparel accessories both in North America and internationally.  For further information on our litigation with Charlotte Russe and the litigation settlement, see the discussion under Note 10 to the financial statements as well as the discussion below under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations --- Recent Developments.”

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

Our Products

Our principal products consist of high-end casual apparel under the brand names “William Rast,”  “People’s Liberation” and, in the United States, “J. Lindeberg.”  The majority of the merchandise we offer consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  Our principal products are designed, manufactured, marketed, and distributed under our “William Rast” and “People’s Liberation” labels and we market and distribute under the J. Lindeberg label in the United States, products that are designed and manufactured by J. Lindeberg AB of Sweden.  Our William Rast brand is a collection of denim, knits, wovens, leather goods and outerwear for both men and women and our J. Lindeberg brand primarily consists of golf wear and collection apparel for men.  Our People’s Liberation brand primarily includes denim and knits for women.  As a result of the fit, quality, styles and the marketing and branding of our products, we believe that our products will continue to command premium prices in the marketplace.

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

Sales and Distribution

US Wholesale Sales and Distribution

We sell our products through our own sales force based in Los Angeles, New York and Atlanta.  Additionally, we operate showrooms in Los Angeles, New York and Atlanta with dedicated salaried and commissioned sales staff.  We also employ customer service representatives who are assigned to key customers and provide in-house customer service support.  We ship products to and invoice our United States customers directly from warehouse facilities located in or around Los Angeles, California.  Under agreements with third-party warehouses, we outsource all of our finished good shipping, receiving and warehouse functions.

Currently, our William Rast and J. Lindeberg branded products are sold in the United States to department stores and boutiques and following the settlement of our litigation with Charlotte Russe, we are exploring options for the marketing and distribution of People’s Liberation branded apparel and apparel accessories in North America.  While we do not depend on any individual department store to sell our products, for the year ended December 31, 2010, approximately 15.8% of our sales were to one customer.  Sales to this customer were part of a one-time program and we do not anticipate that this will be a recurring program in the future.  For the year ended December 31, 2009, approximately 36.6% of our sales were to two customers.

International Wholesale Sales and Distribution

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

Through our subsidiary, William Rast Europe, we sold and marketed William Rast apparel and accessories to European customers and distributors.  We ceased operations in our William Rast Europe subsidiary, and as a result, all sales to European and other international customers and distributors are currently sold through our wholesale division.

Retail Sales

Our William Rast branded apparel and accessories are sold through our three full-price William Rast brand retail stores and also through our William Rast brand outlet store.  Our J. Lindeberg branded apparel and accessories are sold through our three full-price J. Lindeberg brand retail stores.

In November 2009, we launched our retail expansion plan with the opening of two new full-price William Rast brand retail stores at the Westfield Century City Shopping Mall in Los Angeles, California, and the Westfield Valley Fair Shopping Mall in San Jose, California.  Additionally, we opened our first William Rast brand outlet store at the Desert Hills Premium Outlets in Cabazon, California, near Palm Springs.  To further our retail expansion plan, we opened an additional J. Lindeberg retail store in April 2010 and a William Rast store in August 2010, both located in the Aventura Mall in Miami, Florida.  These store openings are part of our retail expansion plan which includes the roll-out of retail stores in major metropolitan locations over the next several years.  We continue to revise our expansion plan as retail market conditions change in response to economic conditions.  We believe that the retail stores will enhance our net sales and gross profit and the outlet store will allow us to sell our overstock or slow moving items at higher profit margins.

As of March 31, 2011, we had the following retail store locations:

Brand	Location	Opening or Acquisition Date
William Rast	Miami, Florida	August 2010
J. Lindeberg	Miami, Florida	April 2010
William Rast	Century City, California	November 2009
William Rast	San Jose, California	November 2009
William Rast Outlet	Cabazon, California	November 2009
J. Lindeberg	Los Angeles, California	May 2009
J. Lindeberg	New York, New York	July 2008

Brand Development

Our brands have acquired consumer recognition in the high-end fashion denim, knits, golf wear and casual wear markets.  We plan to continue building and expanding this recognition by target marketing our products to fashion conscious consumers who want to wear and be seen in the latest, trendiest jeans and other apparel.  To facilitate this objective, we plan to continue to limit distribution to exclusive boutiques, major retailers and our own retail stores.  We also plan to use celebrities as a marketing catalyst to continue to bring attention and credibility to our brands.  Currently, we leverage the popular public images of Justin Timberlake in the promotion of our William Rast apparel line and Camilo Villegas to promote our J. Lindeberg apparel line.

We anticipate that our internal growth will be driven by (1) expansion of our product lines by introducing new styles and categories of apparel products, (2) entering into license agreements for the manufacture and distribution of new apparel categories, accessories, fragrances and other products similar to our agreement with Viva International Group, (3) expansion of our wholesale distribution, both domestically and internationally through high-end retailers, and (4) expansion of our retail store penetration.  We employ a multi-brand strategy which diversifies the fashion and other risks associated with reliance on any single brand.

Manufacturing and Supply

During 2010, we used third party contract manufacturers and full package suppliers to produce our William Rast denim finished goods from facilities located primarily in Mexico, Columbia and Los Angeles, California.  In 2011, we began sourcing our denim products exclusively from domestic third party contract manufacturers located in or around Los Angeles, California.  Our denim is made from high quality fabrics milled primarily in the United States, Japan, Italy, Turkey and Mexico.  For the majority of our William Rast knits and other non-denim products, we currently source these goods from international suppliers primarily in Asia.  We currently purchase all of our J. Lindeberg branded apparel products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of our subsidiary, J. Lindeberg USA, LLC.

We may be able to realize additional cost savings in product manufacturing due to our strong relationships with a diverse group of U.S. and international manufacturers established by our management team.  We do not rely on any one manufacturer and manufacturing capacity is readily available to meet our current and planned needs.  We do not currently have any long-term agreements in place for the supply of fabric, thread or other raw materials.  Fabric, thread and other raw materials are available from a large number of suppliers worldwide.  Although we do not depend on any one supplier, for the year ended December 31, 2010, three suppliers provided for 71.3% of our total combined purchases for the year.  For the year ended December 31, 2009, three suppliers provided for 59.4% of our total combined purchases for the year.

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

Employees

We have a total of 49 full time employees.  Our full time employees consist of two officers, Colin Dyne, our Chief Executive Officer and Chief Financial Officer, and Andrea Sobel, Executive Vice President of Branding and Licensing.  Our production and design teams include 8 employees consisting of production managers as well as pattern makers, technical designers and product designers.  Our production and design teams are responsible for the design, development, and preparation of sample products.  Additionally, we have 39 full time employees who handle retail and wholesale sales, marketing, customer service, accounting and administration functions, and 32 part time retail store employees.

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

J. Lindeberg USA, LLC, an entity that we manage and is 50% owned by our wholly-owned subsidiary, Bella Rose, and 50% owned by J. Lindeberg USA Corp, a wholly-owned subsidiary of J. Lindeberg AB, has the exclusive rights to source, market, and distribute J. Lindeberg™ branded apparel in the United States on an exclusive basis.  J. Lindeberg AB is required to make available to J. Lindeberg USA for purchase all new collections of J. Lindeberg™ branded apparel, and provide for the factory-direct purchase by J. Lindeberg USA of J. Lindeberg™ branded apparel on terms no less favorable to J. Lindeberg USA then terms received by J. Lindeberg AB or its affiliates for the same or substantially the same merchandise.  In addition, the agreements establishing the relationship between the parties provide for a license from J. Lindeberg AB to J. Lindeberg USA of the J. Lindeberg™ mark and other related marks for use in the United States on an exclusive basis for a period of 25 years.  In the event that our relationship with J. Lindeberg AB deteriorates or if the business operations of J. Lindeberg AB deteriorate, J. Lindeberg AB may be unable to fulfill its contractual obligation to us, including providing us with design, sourcing and timely product delivery, which could adversely impact our sales and profitability.

Our J. Lindeberg USA operating agreement contains buy-out provisions for its members.

The operating agreement of our 50% owned subsidiary, J. Lindeberg USA, LLC provides that the other 50% owner, J. Lindeberg USA Corp., has the option to purchase our 50% share of J. Lindeberg USA, LLC at a negotiated purchase price.  In accordance with the operating agreement, J. Lindeberg has two call option periods, the first of which ends on June 30, 2011 and provides for a purchase price of four times a negotiated amount, and the second call option which continues for the duration of the operating agreement, and provides for a purchase price of two times a negotiate amount.  If J. Lindeberg USA Corp. purchases our 50% interest in J. Lindeberg USA, LLC pursuant to the terms of the operating agreement or otherwise, our sales and future projected growth may be adversely impacted.

We may require additional capital in the future.

We may not be able to fund our future retail growth or react to competitive pressures if we lack sufficient funds. We are currently evaluating various financing strategies to be used to expand our retail business and fund future growth, including the opening of new retail stores.  We believe that our existing cash and cash equivalents, anticipated cash flows from our operating activities and pursuant to our factoring arrangements, and the net proceeds from the settlement of our Charlotte Russe litigation will be sufficient to fund our minimum working capital and capital expenditure needs for the next twelve months.  The extent of our future capital requirements will depend on many factors, including our results of operations.  We may also need to raise additional capital if our working capital requirements or capital expenditures are greater than we expect, or if we expand our business by acquiring or investing in additional brands.  There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all. In addition, any additional funding may result in significant dilution to existing shareholders.

Our William Rast business is a collaboration with Tennman WR-T, Inc., an entity owned in part by Justin Timberlake.  Should our relationship with our partner deteriorate, our sales and profitability may be negatively impacted.

Certain of our consolidated subsidiaries that we manage have the exclusive rights to manufacture clothing and accessories under the William Rast tradename.  We share ownership of these subsidiaries with Tennman WR-T, Inc., an entity controlled by Justin Timberlake.  In the event that our relationships with Tennman and Justin Timberlake deteriorate, our sales and profitability may be negatively impacted.

Failure to manage our growth and expansion could impair our business.

We believe that we are poised for growth in 2011.  but no assurance can be given that we will be successful in maintaining or increasing our sales in the future.  Any future growth in sales will require additional working capital and may place a significant strain on our management, management information systems, inventory management, sourcing capability, distribution facilities and receivables credit management.  Any disruption in our order processing, sourcing or distribution systems could cause orders to be shipped late, and under industry practices, retailers generally can cancel orders or refuse to accept goods due to late shipment.  Such cancellations and returns would result in a reduction in revenue, increased administrative and shipping costs, further burden on our distribution facilities and also adversely impact our relations with retailers.

Increasing the number of branded company-operated stores will require us to develop new capabilities and increase our expenditures.

Our growth strategy is dependent in part on our ability to open and operate new retail stores and the availability of suitable store locations on acceptable terms. Although we operated seven branded retail stores as of December 31, 2010, we historically have been primarily a wholesaler. In the second and third quarters of 2010, we opened a J. Lindeberg full price retail store and a William Rast full price retail store in Miami, Florida.  These store openings are part of our retail expansion plan which contemplates the roll-out of additional retail stores in major metropolitan locations over the next several years.  The success of this strategy is dependent upon, among other factors, the identification of suitable markets and sites for new store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and extent of capital expenditures, if any, for these stores. We must also appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies and integrate our stores into our overall business mix. An increase in the number of branded company-operated stores will place increased demands on our operational, managerial and administrative resources and require us to further develop our retailing skills and capabilities. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores and in our more established wholesale businesses. The commitments associated with our expansion will increase our operating expenses and may be costly to terminate.  In addition, these investments may be difficult to recapture if we decide to close a store or change our strategy.

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

Management expects that we will experience substantial variations in our net sales and operating results from quarter to quarter.  We believe that the factors which influence this variability of quarterly results include:

-	the timing of our introduction of new product lines and our ability to respond quickly to new trends;
-	the level of consumer acceptance of each new product line;
-	general economic and industry conditions that affect consumer spending and retailer purchasing;
-	the availability of manufacturing capacity;
-	the timing of trade shows;
-	the product mix of customer orders;
-	the return of defective merchandise;
-	the timing of the placement or cancellation of customer orders;
-	transportation delays;
-	quotas and other regulatory matters;
-	the lack of credit approval of our customers from our factors;
-	the occurrence of charge backs in excess of reserves; and
-	the timing of expenditures in anticipation of increased sales and actions of competitors.

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

Certain retailers, including some of our customers, have experienced in the past, and may experience in the future, financial difficulties, which increase the risk of extending credit to such retailers and the risk that financial failure will eliminate a customer entirely.  These retailers have attempted to improve their own operating efficiencies by concentrating their purchasing power among a narrowing group of vendors.  There can be no assurance that we will remain a preferred vendor for our existing customers.  A decrease in business from or loss of a major customer, such as one customer that accounted for 15.8% of our net sales for the year ended December 31, 2010, and the two customers that accounted for approximately 36.6% of our net sales for the year ended December 31, 2009, one of which was Charlotte Russe, could have a material adverse effect on the results of our operations.  There can be no assurance that our factors will approve the extension of credit to certain retail customers in the future.  If a customer’s credit is not approved by our factors or sales to a customer exceed the related factor’s imposed limits, we could assume the collection risk on sales to the customer.

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

For the year ended December 31, 2010, three suppliers accounted for approximately 71% of our consolidated purchases.  For the year ended December 31, 2009, three suppliers accounted for approximately 59% of our purchases.  We do not have long-term contracts with any of our suppliers, and any of these suppliers may unilaterally terminate their relationship with us at any time.  While management believes that there exists an adequate amount of suppliers to provide products and services to us, to the extent that we are not able to secure or maintain relationships with suppliers that are able to fulfill our requirements, our business would be harmed.

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

The loss of Chief Executive Officer and Chief Financial Officer, Colin Dyne, could have an adverse effect on our future development and could significantly impair our ability to achieve our business objectives.

Our success is largely dependent upon the expertise and knowledge of our Chief Executive Officer and Chief Financial Officer, Colin Dyne, whom we rely upon to formulate our business strategy.  As a result of the unique skill set and responsibilities of Mr. Dyne, the loss of Mr. Dyne could have a material adverse effect on our business, development, financial condition, and operating results.  We do not maintain “key person” life insurance on any of our management, including Mr. Dyne.

Our failure to comply with the requirements of the Sarbanes-Oxley Act, including section 404, could have a material adverse affect on our business and stock price.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and effectively prevent fraud.  Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting.  We have prepared for compliance with Section 404 by strengthening, assessing and testing our system of internal control over financial reporting to provide the basis for our report.  The process of strengthening our internal control over financial reporting and complying with Section 404 was expensive and time consuming, and required significant management attention.  We cannot be certain that the measures we have undertaken will ensure that we will maintain adequate controls over our financial processes and reporting in the future.  Furthermore, if we are able to rapidly grow our business, the internal control over financial reporting that we will need will become more complex, and significantly more resources will be required to ensure our internal control over financial reporting remains effective.  Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we or our auditors discover a material weakness in our internal control over financial reporting, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Risks Related to Our Industry

Our business may be negatively impacted by general economic conditions and the current weakness in the global economy.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers and distributors, our largest direct customers.  Consumer spending has deteriorated significantly and may remain depressed, or be subject to further deterioration for the foreseeable future.  The worldwide apparel industry is heavily influenced by general economic cycles.  Purchases of high-end fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines.  Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions.  During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open or operate new retail stores or maintain sales levels at existing stores, or maintain or increase our international operations on a profitable basis. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy, including the current downturn in the United States.

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

We operate our business in the premium contemporary segment of the apparel industry.  Currently, our competitors include companies and brands such as True Religion, Seven For All Mankind, Diesel, Guess, J Brand and Joe’s Jeans.  We face a variety of competitive challenges including:

-	anticipating and quickly responding to changing consumer demands that are dictated in part by fashion and season;
-	developing innovative, high-quality products in sizes and styles that appeal to consumers;
-	competitively pricing our products and achieving customer perception of value; and
-	the need to provide strong and effective marketing support to maintain the image of our brands.

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

To date, we have had a very limited trading volume in our common stock.  For instance, for the year ended December 31, 2010, approximately 1.6 million shares of our common stock were traded and for the year ended December 31, 2009, approximately 4.9 million shares of our common stock were traded.  As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

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

Our officers and directors and their affiliates beneficially own approximately 28.2% of our outstanding voting shares as of March 17, 2011.  In addition, Gerard Guez owns approximately 29.7% of our outstanding voting shares.  As a result, our officers and directors, and Mr. Guez, are able to exert influence over the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors.  The voting power of these stockholders could also discourage others from seeking to acquire control of us through the purchase of our common stock, which might depress the price of our common stock.

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.         Properties

We lease our principal executive office space under a lease agreement that expires in March 2012.  The facility is approximately 13,000 square feet, and is located in Los Angeles, California.  It is from this facility that we conduct all of our design, executive and administrative functions.  Our finished goods are shipped from third-party warehouses in Ontario and Los Angeles, California.  Our internet products are shipped from a third-party warehouse in Long Beach, California.  We have showrooms located in Los Angeles, New York City and Atlanta.  Our New York City showroom lease expires in January 2013, our two Los Angeles showroom leases expire in April and May 2013 and our Atlanta showroom lease expires in June 2011.  We have four William Rast retail stores located in Los Angeles, San Jose and Cabazon, California, and Miami, Florida.  Our William Rast retail store leases expire on various dates beginning April 2011 through January 2020.   We have three J. Lindeberg retail stores located in New York City, Los Angeles and Miami, Florida.  Our J. Lindeberg retail store leases expire on various dates beginning June 2014 through March 2017.   We believe that the facilities we utilize are well maintained, in good operating condition, and adequate to meet our current and foreseeable needs.

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

On February 3, 2011, People's Liberation, Versatile Entertainment, Colin Dyne, ECA Holdings II, LLC and New Media Retail Concepts entered into a Settlement Agreement and Mutual Release with Charlotte Russe Holding, Inc. and Charlotte Russe Merchandising, Inc., Advent International Corporation, Advent CR Holdings, Inc., David Mussafer, and Jenny Ming. The agreement was entered into to settle all disputes among the parties relating to:

•	that certain action in the Los Angeles County Superior Court entitled Charlotte Russe Holding, Inc. et al. v. Versatile Entertainment, Inc. et al., Case No. BC 424734; and

•	that certain action entitled Versatile Entertainment, Inc. et al. v. David Mussafer, et al., originally brought in the Los Angeles County Superior Court, Case No. BC 424675.

On August 13, 2010, we entered into an asset purchase agreement with two related parties pursuant to which we sold 50% of the net proceeds, after contingent legal fees and expenses, that may be received by us as a result of our litigation with Charlotte Russe.  In connection with the asset purchase agreement, we also entered into a promissory note in the amount of $750,000 with the same related parties on August 13, 2010.

Pursuant to the settlement agreement, on February 3, 2011 we received $3.5 million, after the distribution of amounts owed under the terms of the asset purchase agreement, as described above, and the payment of legal fees and expenses.  We will record the settlement gain in the first quarter of 2011.  We also received $750,000 in the third quarter of 2010 relating to the litigation in connection with the asset purchase agreement, for total proceeds of $4.3 million. The settlement included the dismissal with prejudice of all claims pending between the parties as well as mutual releases, without any admission of liability or wrongdoing by any of the parties to the actions.

We are subject to certain other legal proceedings and claims arising in connection with our business.  In the opinion of management, there are currently no claims that could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.         Removed and Reserved

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is quoted on the OTCQB Over-The-Counter market under the symbol “PPLB.”  The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from quotations on the Over-the-Counter market, as well as the total number of shares of common stock traded during the periods indicated.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low	Volume
Year Ended December 31, 2010
First Quarter	$0.40	$0.12	407,720
Second Quarter	$0.23	$0.11	339,905
Third Quarter	$0.14	$0.05	406,344
Fourth Quarter	$0.25	$0.05	440,820

Year Ended December 31, 2009
First Quarter	$0.33	$0.10	1,325,515
Second Quarter	$0.35	$0.08	2,323,127
Third Quarter	$0.48	$0.15	627,420
Fourth Quarter	$0.41	$0.16	669,010

On March 30, 2011, the closing sales price of our common stock as reported on the Over-The-Counter Bulletin Board was $0.14 per share.  As of March 17, 2011, there were approximately 456 record holders of our common stock.  Our transfer agent is Stalt, Inc., Menlo Park, CA.

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

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the Consolidated Financial Statements of People’s Liberation, Inc. and the “Notes to Consolidated Financial Statements” included elsewhere in this report.  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People’s Liberation, Inc. for the fiscal years ended December 31, 2010 and 2009.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Overview

We design, market and sell high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States, “J. Lindeberg.”  The majority of the merchandise we offer consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  In the United States, we distribute our William Rast and J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  We also market and sell our J. Lindeberg branded collection and golf apparel through our retail stores in New York City, Los Angeles and Miami, and J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  William Rast products are also sold in our four retail stores located in Los Angeles, San Jose and Cabazon, California, and Miami, Florida.  Internationally, in select countries, we sell our William Rast branded apparel products directly and through distributors to better department stores and boutiques.  Following the settlement of our litigation with Charlotte Russe which is described elsewhere in this report, we are currently exploring options for the marketing and distribution of People’s Liberation branded apparel and apparel accessories both in North America and internationally.

We commenced our William Rast clothing line in May 2005 and our People’s Liberation business in July 2004.  Our William Rast clothing line is a collaboration with Justin Timberlake.

We began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 in collaboration with J. Lindeberg AB of Sweden.  In addition to being sold in the United States through our subsidiary, J. Lindeberg USA, LLC, J. Lindeberg branded high-end men’s fashion and premium golf apparel is marketed and sold by J. Lindeberg AB worldwide.

We are headquartered in Los Angeles, California, maintain showrooms in New York, Los Angeles and Atlanta.

Structure of Operations

Our wholly-owned subsidiary Versatile Entertainment, Inc. conducts our People’s Liberation brand business.  Our William Rast brand business is conducted through our wholly-owned subsidiary Bella Rose, LLC.  William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose and are each owned 50% by Bella Rose and 50% by Tennman WR-T, Inc., an entity owned in part by Justin Timberlake.  William Rast Retail, LLC, a California limited liability company, was formed on August 26, 2009 and is a wholly-owned subsidiary of William Rast Sourcing.  William Rast Retail was formed to operate our William Rast retail stores.  Our J. Lindeberg brand business is conducted through Bella Rose.  J. Lindeberg USA, LLC is consolidated under Bella Rose and is owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp. an entity owned by J. Lindeberg AB, a Swedish corporation.   J. Lindeberg USA Retail, LLC, a California limited liability company, was formed on August 21, 2009 and is a wholly-owned subsidiary of J. Lindeberg USA.  J. Lindeberg Retail was formed to operate our J. Lindeberg retail stores.

Recent Developments

Target Corporation

In May 2010, our subsidiary, William Rast Sourcing, LLC, entered into a design and licensing agreement with Target Corporation and in December 2010, we launched an exclusive collection of William Rast products for a limited time in Target stores throughout the United States.  The exclusive collection included William Rast men’s and women’s denim and knits designed specifically for Target.  During the year ended December 31, 2010, we received design and product revenues over the term of the agreement.  In addition to product revenue, Target released commercials and other advertising media during the launch of the exclusive collection.

Charlotte Russe Litigation

In June 2009, we began to exclusively sell our People’s Liberation branded apparel and apparel accessories to Charlotte Russe in North America and Central America and provided Charlotte Russe with marketing and branding support for our People’s Liberation branded apparel.  As discussed under Note 10 to the Consolidated Financial Statements, we were in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009.  As a result of the litigation, there have been no significant sales of People’s Liberation branded apparel to Charlotte Russe subsequent to October 2009.

On February 3, 2011, People's Liberation, Versatile Entertainment, Colin Dyne, ECA Holdings II, LLC and New Media Retail Concepts entered into a Settlement Agreement and Mutual Release with Charlotte Russe Holding, Inc. and Charlotte Russe Merchandising, Inc., Advent International Corporation, Advent CR Holdings, Inc., David Mussafer, and Jenny Ming. The agreement was entered into to settle all disputes among the parties relating to:

•	that certain action in the Los Angeles County Superior Court entitled Charlotte Russe Holding, Inc. et al. v. Versatile Entertainment, Inc. et al., Case No. BC 424734; and

•	that certain action entitled Versatile Entertainment, Inc. et al. v. David Mussafer, et al., originally brought in the Los Angeles County Superior Court, Case No. BC 424675.

On August 13, 2010, we entered into an asset purchase agreement with two related parties pursuant to which we sold 50% of the net proceeds, after contingent legal fees and expenses, that may be received by us as a result of our litigation with Charlotte Russe.  The $750,000 cash proceeds received from the asset purchase agreement were recorded as other income in our consolidated statement of operations during the year ended December 31, 2010.  In connection with the asset purchase agreement, we also entered into a promissory note in the amount of $750,000 with the same related parties on August 13, 2010.

Pursuant to the settlement agreement, on February 3, 2011 we received $3.5 million, after the distribution of amounts owed under the terms of the asset purchase agreement, as described above, and the payment of legal fees and expenses.  We will record the settlement gain in the first quarter of 2011.  We also received $750,000 in the third quarter of 2010 relating to the litigation in connection with the asset purchase agreement, for total proceeds of $4.3 million. The settlement included the dismissal with prejudice of all claims pending between the parties as well as mutual releases, without any admission of liability or wrongdoing by any of the parties to the actions.

During the year ended December 31, 2010, we wrote off approximately $588,000 of accounts receivable due from Charlotte Russe and recorded an inventory reserve of approximately $76,000 for inventory on hand related to purchase orders received from Charlotte Russe.

Retail Sales

Our William Rast branded apparel and accessories are sold through our three full-price William Rast brand retail stores and also through our William Rast brand outlet store.  Our J. Lindeberg branded apparel and accessories are sold through our three full-price J. Lindeberg brand retail stores.

In November 2009, we launched our retail expansion plan with the opening of two new full-price William Rast brand retail stores at the Westfield Century City Shopping Mall in Los Angeles, California, and the Westfield Valley Fair Shopping Mall in San Jose, California.  Additionally, we opened our first William Rast brand outlet store at the Desert Hills Premium Outlets in Cabazon, California, near Palm Springs.  To further our retail expansion plan, we opened an additional J. Lindeberg retail store in April 2010 and a William Rast store in August 2010, both located in the Aventura Mall in Miami, Florida.

As of March 31, 2011 we had the following retail store locations:

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

Revenue Recognition.  Wholesale revenue is recognized when merchandise is shipped to a customer, at which point title transfers to the customer, and when collection is reasonably assured.  Customers are not given extended terms or dating or return rights without proper prior authorization.  Revenue is recorded net of estimated returns, charge backs and markdowns based upon management’s estimates and historical experience.  Website revenue is recognized when merchandise is shipped to a customer and when collection is reasonably assured.  Retail revenue is recognized on the date of purchase from our retail stores. Advertising revenue received under sponsorship agreements is recorded in the period in which the event to which the advertising rights were granted occurred.  Design revenue received under design and license agreements is recorded in the period in which the design services are provided to the licensee.

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

Income Taxes. We file U.S. Federal tax returns, multiple U.S. state and state franchise tax returns.  For U.S. Federal tax purposes, all periods subsequent to December 31, 2006 are subject to examination by the U.S. Internal Revenue Service (“IRS”).  We believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change.  Therefore, no reserves for uncertain income tax positions have been recorded.  In addition, we do not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next twelve months.  Our policy for recording interest and penalties, if any, associated with IRS audits is to record such items as a component of income taxes.

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

Results of Operations

The following table presents consolidated statement of operations data for each of the years indicated as a percentage of net revenue.

	Year Ended December 31, 2010	Year Ended December 31, 2009

Net revenue	100.0%	100.0%
Cost of goods sold	52.2	51.6
Gross profit	47.8	48.4
Selling, design and production expense	25.6	26.4
General and administrative expense	34.9	23.2
Operating loss	(12.7)%	(1.2)%

Summarized financial information concerning our reportable segments is shown in the following table for the years ended December 31, 2010 and 2009, as follows:

	Year Ended December 31,
	2010	2009
Net Revenue:
Wholesale	$25,352,882	$32,683,399
Retail	5,590,650	2,623,507
International	8,976	327,900
	$30,952,508	$35,634,806

Gross Profit:
Wholesale	$10,586,900	$15,249,505
Retail	4,183,887	1,862,185
International	37,667	133,057
	$14,808,454	$17,244,747

Operating Income (Loss):
Wholesale	$(3,875,871)	$(151,059)
Retail	(63,224)	206,891
International	(483)	(498,061)
	$(3,939,578)	$(442,229)

Net Revenue

	Years Ended December 31,
	2010	2009	Percent Change

Net revenue	$30,952,508	$35,634,806	(13.1)%

The decrease in net revenue for the year ended December 31, 2010 was due primarily to decreased People’s Liberation sales due to the termination of our exclusive distributor relationship with Charlotte Russe, as discussed above.  We shipped goods to Charlotte Russe under the terms of our agreement from June through October 2009.  The decrease in net revenue was also due to a decrease in wholesale sales of our William Rast apparel line in the United States during the year ended December 31, 2010 due to current macro economic conditions resulting in retail store closures and major retailers carrying reduced amounts of inventory.  The decrease in wholesale net revenue for the year ended December 31, 2010 was offset by increased wholesale sales of our J. Lindeberg apparel line.  The increase in retail sales of each of our William Rast and J. Lindeberg apparel lines resulted from more retail stores being open in 2010 as compared to 2009.  We had four William Rast retail stores open by the end of 2010, compared to three stores that were opened in November 2009.   We had three J. Lindeberg retail stores open by the end of 2010, compared to two stores in 2009.   Our retail expansion plan includes the roll-out of retail stores in major metropolitan locations over the next several years.  We continue to revise our expansion plan as retail market conditions change in response to economic conditions.  We believe that the retail stores will enhance our net revenue and gross profit and our outlet store will allow us to sell our overstock or slow moving items at higher profit margins.

Gross Profit

	Years Ended December 31,
	2010	2009	Percent Change

Gross profit	$14,808,454	$17,244,747	(14.1)%

Gross profit consists of net revenue less cost of goods sold.  Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, duty, freight and overhead expenses.  Overhead expenses primarily consist of warehouse and shipping salaries and expenses.  As a percentage of net revenue, our gross margin decreased to 47.8% for the year ended December 31, 2010 from 48.4% for the year ended December 31, 2009.  The decrease in gross profit as a percentage of net revenue was primarily due to wholesale sales of our William Rast products sold under our exclusive limited time promotion with Target Corporation, discounts provided to one of our major customers during the year and off-price sales of our remaining People’s Liberation brand inventory.  Our exclusive collection of William Rast products designed for our limited time promotion with Target were sold to Target at a reduced margin in order to allow a broader range of consumers an opportunity to purchase William Rast products.  The decrease in gross margin as a percentage of net revenue was offset by increased retail sales of our J. Lindeberg and William Rast product lines at higher margins.

Selling, Design and Production Expenses

	Years Ended December 31,
	2010	2009	Percent Change

Selling, design and production expense	$7,946,065	$9,396,134	(15.4)%

Selling, design and production expenses for the year ended December 31, 2010 and 2009 primarily related to salaries and commissions, design fees, advertising, marketing and promotion, samples, travel, tradeshow, fashion show and showroom expenses.  As a percentage of net revenue, selling, design and production expenses decreased to 25.6% for the year ended December 31, 2010 compared to 26.4% for the year ended December 31, 2009.  The decrease in selling, design and production expenses for the year ended December 31, 2010 was attributable primarily to decreased sales, design and production salaries and consulting expenses, decreased promotion and marketing costs and decreased travel and entertainment costs during the year related to our William Rast brand as a result of cost cutting measures implemented to decrease expenditures.  The decrease is further attributable to the elimination of the majority of our selling, design and production expenses related to our People’s Liberation brand operations during 2010, as a result of the termination of our exclusive distributor relationship with Charlotte Russe in September 2009.  The decrease in selling, design and production expenses for the year ended December 31, 2010 was offset by the increased cost of our William Rast fashion show held during Fashion Week in New York City in February 2010.

General and Administrative Expenses

	Years Ended December 31,
	2010	2009	Percent Change

General and administrative expenses	$10,801,967	$8,290,842	30.3%

General and administrative expenses for the years ended December 31, 2010 and 2009 primarily related to salaries, professional fees, facility costs, travel and entertainment, depreciation and amortization expense, and other general corporate expenses.  As a percentage of net sales, general and administrative expenses increased to 34.9% for the year ended December 31, 2010 compared to 23.2% for the year ended December 31, 2009.  The increase in general and administrative expenses during the year ended December 31, 2010 was primarily due to the expansion of our retail store operations, increased legal expenses related to the negotiation of our new financing arrangements and our litigation with Charlotte Russe, and bad debt expense of approximately $588,000 recorded during 2010 related to the impairment of the trade accounts receivable due from Charlotte Russe.  We had four William Rast retail stores open by the end of 2010, compared to three stores that were opened in November 2009.  We had three J. Lindeberg retail stores open by the end of 2010, compared to two stores in 2009. Retail store operation costs primarily include salaries, rent and other operating costs.  As discussed above, we were subject to litigation in relation to our agreement with Charlotte Russe.  As a result of this litigation, we experienced a reduction of our general and administrative expenses related to direct expenses of our People’s Liberation brand.  The decrease in direct expenses of our People’s Liberation brand was offset by increased legal expenses as a result of the litigation.

Interest Expense, Net

	Years Ended December 31,
	2010	2009	Percent Change

Interest expense, net	$181,574	$207,716	(12.6)%

Our William Rast factor agreement provides that we can borrow an amount up to 75% of the value of our approved factored customer invoices.  We can also borrow up to 50% of our eligible inventory (as defined in the agreement) up to a maximum of $875,000.  Under our J. Lindeberg factoring arrangement we were able to borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories.  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility were not to exceed $1.5 million.  Our J. Lindeberg factoring facility was amended on February 2, 2011, which amendment included a reduction of the advance rate on eligible accounts receivable from 85% to 75%.  Under the amended facility, maximum borrowings remained at $1.5 million.  Outstanding borrowings, net of matured funds, under our factoring arrangements amounted to approximately $1.6 million and $3.7 million at December 31, 2010 and 2009, respectively.  The decrease in interest expense is due to an average decrease in borrowings under our factoring arrangements during the year ended December 31, 2010.

(Benefit) Provision for Income Taxes

	Years Ended December 31,
	2010	2009	Percent Change

(Benefit) provision for income taxes	$(785,220)	$53,992	*

* not meaningful

The current provision for income taxes for the years ended December 31, 2010 and 2009 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies.  A current provision for Federal income taxes has not been recorded for the years ended December 31, 2010 and 2009, as we had net losses during the years.  As of December 31, 2010, a valuation allowance has been provided for a portion of our deferred income tax asset related to net operating loss carryforwards.  At this time, we cannot determine that it is more likely than not that we will realize the entire balance of the future income tax benefits related to our net operating losses.  As of December 31, 2010, total net operating losses available to carry forward to future periods amounted to approximately $8.6 million.  As of December 31, 2009, a valuation allowance was provided for all of our deferred income tax assets related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  The increase in the income tax benefit recorded for the year ended December 31, 2010, compared to the income tax provision recorded for the year ended December 31, 2009 resulted from a reduction in the valuation allowance related to net operating losses and other deferred tax assets and liabilities recorded during the year ended December 31, 2010.

Net Loss

	Years Ended December 31,
	2010	2009	Percent Change

Net loss	$(2,585,932)	$(703,937)	267.4%

The increase in net loss during the year ended December 31, 2010 compared to the year ended December 31, 2009 is due primarily to decreased net revenue and gross profit, increased retail operating expenses incurred during the year and the bad debt write-off of approximately $588,000 recorded in 2010 related to the impairment of the trade accounts receivable due from Charlotte Russe, offset by decreased selling, design and production expenses, as discussed above, increased income tax benefit, $750,000 of cash proceeds, included in other income, received in August 2010 from an asset purchase agreement in which we sold 50% of the net proceeds, after legal fees and expenses, of our litigation with Charlotte Russe, as further described elsewhere in this report.  Our net income amounted to approximately $485,000 in the fourth quarter of 2010, resulting primarily from increased net revenue, decreased operating expenses and the reduction in the valuation allowance related to net operating losses and other deferred tax assets and liabilities recorded in the fourth quarter of 2010, offset by decreased gross margin for the quarter.

Noncontrolling Interest in Subsidiaries’ Earnings

	Years Ended December 31,
	2010	2009	Percent Change

Noncontrolling interest in subsidiaries’ earnings	$(1,670,934)	$(1,188,279)	40.6%

Noncontrolling interest recorded for the year ended December 31, 2010 represents loss allocations to Tennman WR-T, Inc., a member of William Rast Sourcing and William Rast Licensing, and J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.  Beginning January 1, 2009, losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements.  Profit and loss allocations to its member, J. Lindeberg USA Corp., are recorded as noncontrolling interest in our consolidated financial statements.  The increase in noncontrolling interest recorded for year ended December 31, 2010 compared to the year ended December 31, 2009 was due primarily to increased loss allocations to Tennman during the year ended December 31, 2010, compared to the year ended December 31, 2009.

Net (Loss) Income Attributable to Common Stockholders

	Years Ended December 31,
	2010	2009	Percent Change

Net (loss) income attributable to common stockholders	$(914,998)	$484,342	*
* not meaningful

The net loss attributable to common stockholders during the year ended December 31, 2010 compared to net income attributable to common stockholders for the year ended December 31, 2009 is due primarily to decreased net revenue and gross profit, increased retail operating expenses and the bad debt write-off of approximately $588,000 recorded in 2010 related to the impairment of the trade accounts receivable due from Charlotte Russe, offset by decreased selling, design and production expenses, increased noncontrolling interest incurred during the year ended December 31, 2010, as discussed above, increased income tax benefit, $750,000 of cash proceeds, included in other income, received in August 2010 from an asset purchase agreement in which we sold 50%  of the net proceeds, after legal fees and expenses, of our litigation with Charlotte Russe, as further described elsewhere in this report.  Our net income attributable to common stockholders amounted to approximately $695,000 in the fourth quarter of 2010, resulting primarily from increased net revenue, decreased operating expenses and the reduction in the valuation allowance related to net operating losses and other deferred tax assets and liabilities recorded in the fourth quarter of 2010, offset by decreased gross margin for the quarter.

Related Party Transactions

For a description of related party transactions, see Note 18 to our financial statements, “Related Party Transactions,” which are included under Item 8 of this report.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of approximately $1.5 million, a working capital deficit of approximately $55,000, and approximately $740,000 of availability under our factoring facilities.  As of December 31, 2010, advances from our factor, net of matured funds, totaled approximately $1.6 million.  As of December 31, 2009, we had cash and cash equivalents of approximately $2.6 million, a working capital balance of approximately $2.3 million, and approximately $776,000 of availability under our factoring facility.  As of December 31, 2009, advances from our factor, net of matured funds, totaled approximately $3.7 million.

Sources and Uses of Cash

Cash Received in relation to our Litigation with Charlotte Russe

We were in litigation with Charlotte Russe and its affiliates in relation to our exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009.  On August 13, 2010, we entered into an asset purchase agreement with two related parties pursuant to which we sold 50% of the net proceeds, after contingent legal fees and expenses, that we may receive as a result of our litigation with Charlotte Russe.  On February 3, 2011, we (along with the other parties to the litigation) entered into a Settlement Agreement and Mutual Release with Charlotte Russe Holding, Inc.  Pursuant to the settlement, we received $3.5 million, after the distribution of amounts owed under the terms of the asset purchase agreement, as described below, and the payment of legal fees and expenses.  We also received $750,000 in the third quarter of 2010 relating to the litigation in connection with the asset purchase agreement, for total proceeds of $4.3 million. The settlement included the dismissal with prejudice of all claims pending between the parties as well as mutual releases, without any admission of liability or wrongdoing by any of the parties to the actions.

Cash Used in Retail Operations

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

Cash Received from Issuance of Promissory Note and Entry into Asset Purchase Agreement

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

In connection with the promissory note discussed above, we also entered into an asset purchase agreement with New Media Retail Concepts, LLC and ECA Holdings II, LLC on August 13, 2010.  In exchange for $750,000 cash, we sold 50% of the net proceeds, after legal fees and expenses, that may be received as a result of our litigation with Charlotte Russe, as further described elsewhere in this report.  We were not required to repay the $750,000 cash proceeds received from the asset purchase agreement regardless of a favorable or unfavorable outcome of the Charlotte Russe litigation.  New Media Retail Concepts, LLC and ECA Holdings II, LLC each received from Charlotte Russe, in respect to the interest they acquired in the litigation, a portion of the settlement amount paid by Charlotte Russe pursuant to the settlement agreement entered into by all parties to the litigation on February 3, 2011.

Factoring Agreements

Pursuant to the terms of our factoring agreements, our factors purchase our eligible accounts receivable and assume the credit risk with respect to those accounts for which the factors have given their prior approval.  If the factors do not assume the credit risk for a receivable, the collection risk associated with the receivables remains with us.

On October 7, 2010, William Rast Sourcing entered into a factoring agreement with Rosenthal & Rosenthal, Inc. Our William Rast factor agreement provides that we can borrow an amount up to 75% of the value of approved factored customer invoices.  We can also borrow up to 50% of eligible inventory (as defined in the agreement) up to a maximum of $875,000.  The factor commission is 0.75% of the customer invoice amount and interest is charged on accounts receivable and inventory advances at prime plus 1.5% and prime plus 2.5%, respectively.  The factor facility is secured by substantially all of the assets of William Rast Sourcing, a security interest granted by William Rast Licensing in certain royalties payable to William Rast Licensing, and is guaranteed by certain of our other consolidated entities and is personally guaranteed by Colin Dyne, the Chief Executive Officer of People’s Liberation and Manager of William Rast, up to a maximum of $1 million.

On July 28, 2008, our subsidiary, J. Lindeberg USA, entered into a factoring agreement with FTC Commercial Corp ("FTC").  On July 28, 2010, FTC exercised its right to terminate the factoring agreement with J. Lindeberg for convenience by providing us with 60 days prior written notice of termination. Since the termination date, J. Lindeberg and FTC had been in negotiations in relation to the factoring agreement and had contemplated a rescission of its termination. On February 2, 2011, FTC rescinded its termination of the factoring agreement. In connection with the rescission, on February 2, 2011 the parties entered into an amendment to the factoring agreement. The amendment provides that FTC may make factoring advances to J. Lindeberg of up to 75% of the purchase price of all accounts purchased by FTC, rather than 85% as provided for in the original agreement. The amendment also increased the interest rate charged by FTC with respect to advances from the greater of 5.5% per annum or prime plus 1% to the greater of 7.0% per annum or prime plus 1%.  Under the terms of the factoring agreement, we can also borrow up to 50% of our eligible inventory (as defined in the agreement).  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to the facility are not to exceed $1.5 million.  The factor commission is 0.8% of the customer invoice amount for terms up to 60 days, plus one quarter of one percent (.25%) for each additional thirty-day term.  The factor facility is secured by substantially all of the assets of J. Lindeberg and guaranteed by our related entities, People’s Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc.

As of December 31, 2010 and 2009, total factored accounts receivable included in due to factor amounted to approximately $2.0 million and $4.1 million, respectively.  Outstanding advances, net of matured funds, amounted to approximately $1.6 million and $3.7 million as of December 31, 2010 and 2009, respectively, and are included in the due from (to) factor balance.

Future Capital Requirements

The extent of our future capital requirements will depend on many factors, including our results of operations and the availability of landlord concessions for future retail store locations.  We may also need to raise additional capital if our working capital requirements or capital expenditures are greater than we expect, if we expand our business by acquiring or investing in additional brands, or if the net proceeds of $3.5 million received from the settlement of our litigation with Charlotte Russe is not sufficient to fund our operations or projected growth.  There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all, especially given the economic conditions that currently prevail.

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

Cash Flows

In 2010, we satisfied our working capital requirements primarily through borrowings from our factors and through financing activities.  Cash flows from operating, financing and investing activities for the years ended December 31, 2010 and 2009 are summarized in the following table:

	Years Ended December 31,
	2010	2009

Operating activities	$(1,676,828)	$1,782,280
Investing activities	(178,576)	(1,103,993)
Financing activities	750,000	-
Net (decrease) increase in cash	$(1,105,404)	$678,287

Cash (Used In) Provided By Operating Activities

Net cash used in operating activities was approximately $1,677,000 for the year ended December 31, 2010 compared to net cash provided by operating activities of approximately $1,782,000 for the year ended December 31, 2009.  Net cash used in operating activities for the year ended December 31, 2010 was primarily a result of a net loss of approximately $2.6 million, offset by increased accounts payable and accrued expenses.  Net cash provided by operating activities during the year ended December 31, 2009 was primarily a result of decreased inventories and receivables, and increased amounts due to member, offset by a reduction in customer deposits, accounts payable and accrued expenses and the net loss incurred during the year.

Cash Used in Investing Activities

Net cash used in investing activities was approximately $179,000 and $1,104,000 for the years ended December 31, 2010 and 2009, respectively.  Net cash used in investing activities for the year ended December 31, 2010 primarily consisted of an increase in capital expenditures for computer equipment, leasehold improvements and furniture and fixtures for our new retail store locations, and expenditures for our tradeshow booth; offset by $750,000 of cash proceeds received in August 2010 from an asset purchase agreement in which we sold a portion of any future net proceeds of our litigation with Charlotte Russe.  We opened two new retail stores in 2010 and a significant portion of the capital expenditures incurred for the build-out of one of our new retail stores was offset by a tenant improvement reimbursement received from one of our landlords.  Net cash used in investing activities for the year ended December 31, 2009 consisted of an increase in restricted cash held under lease lines as collateral to secure two lease agreements, an increase in capital expenditures primarily for leasehold improvements and furniture and fixtures for our new William Rast retail stores and the relocation of our corporate offices, trademark costs and cash paid in the acquisition of a J. Lindeberg retail store.  Effective May 13, 2009, we purchased certain assets related to the operation of a J. Lindeberg retail store in Los Angeles, California, from an unrelated party.  The asset purchase agreement provided for the payment of $100,000 in cash upon closing and cancellation of approximately $250,000 of trade accounts receivable due from the seller.  The asset purchase agreement also provided that we acquire certain leasehold improvements, furniture and fixtures, and computer and store equipment.

Cash Provided By Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 amounted to $750,000.  On August 13, 2010, our subsidiary, William Rast Licensing, entered into a note payable to related parties in the amount of $750,000.  The note bears interest at 8%, payable monthly in arrears, and is due February 13, 2012.  There were no financing activities during the year ended December 31, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at December 31, 2010 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$12,537,366	$2,338,816	$5,389,017	$2,385,593	$2,423,940
Note payable to related party	750,000	-	750,000	-	-
Consulting agreements	633,000	477,000	156,000	-	-
Total	$13,920,366	$2,815,816	$6,295,017	$2,385,593	$2,423,940

At December 31, 2010, approximately $156,000 of the Company’s cash is held under lease lines as collateral to secure two of the Company’s lease agreements.

At December 31, 2010 and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Factored accounts receivable may subject us to off-balance sheet risk.  We sell the majority of our trade accounts receivable to two factors and are contingently liable to the factors for merchandise disputes, other customer claims and invoices that are not credit approved by the factors.  From time to time, our factors also issues letters of credit and vendor guarantees on our behalf.  There were no outstanding letters of credit or vendor guarantees as of December 31, 2010 and 2009.  Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $1.1 million at December 31, 2009.  There was no ledger debt as of December 31, 2010.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders:

People’s Liberation, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of People’s Liberation, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of People’s Liberation, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 31, 2011

PEOPLE’S LIBERATION, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$1,461,601	$2,567,005
Restricted cash	156,248	167,000
Due from factors	363,319	-
Accounts receivable, net of allowance for doubtful accounts	270,328	94,306
Inventories	2,691,714	2,731,754
Prepaid expenses and other current assets	140,905	405,615
Deferred income tax assets, current	450,000	-
Total current assets	5,534,115	5,965,680

Property and equipment, net of accumulated depreciation and amortization	1,862,084	1,528,033
Trademarks, net of accumulated amortization	629,799	598,948
Intangible asset	428,572	428,572
Other assets	461,066	469,106
Net deferred income tax asset, long-term	384,000	-
Total assets	$9,299,636	$8,990,339

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,330,769	$3,206,772
Due to factor	-	2,529
Current portion of due to member	219,127	426,950
Income taxes payable	39,082	9,400
Total current liabilities	5,588,978	3,645,651

Long-Term Liabilities:
Deferred lease obligations	443,487	248,740
Due to member, net of current portion	325,000	385,140
Note payable to related parties	750,000	-
Total long-term liabilities	1,518,487	633,880
Total liabilities	7,107,465	4,279,531

Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at December 31, 2010 and 2009	36,002	36,002
Additional paid-in capital	8,170,313	8,103,018
Accumulated deficit	(5,453,514)	(4,538,516)
Total stockholders’ equity	2,752,801	3,600,504

Noncontrolling interest	(560,630)	1,110,304
Total equity	2,192,171	4,710,808
Total liabilities and stockholders’ equity	$9,299,636	$8,990,339

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	Year Ended December 31, 2009

Net revenue	$30,952,508	$35,634,806
Cost of goods sold	16,144,054	18,390,059
Gross profit	14,808,454	17,244,747

Selling, design and production expenses	7,946,065	9,396,134
General and administrative	10,801,967	8,290,842

Total operating expenses	18,748,032	17,686,976

Loss from operations	(3,939,578)	(442,229)

Interest expense, net	181,574	207,716
Other income	(750,000)	-
Total other (income) expense	(568,426)	207,716

Loss before income taxes	(3,371,152)	(649,945)

(Benefit) provision for income taxes	(785,220)	53,992

Net loss	(2,585,932)	(703,937)

Noncontrolling interest in subsidiaries’ earnings	(1,670,934)	(1,188,279)

Net (loss) income attributable to common stockholders	$(914,998)	$484,342

Basic and diluted weighted average (loss) income per common share	$(0.03)	$0.01

Basic weighted average common shares outstanding	36,002,563	36,002,563

Diluted weighted average common shares outstanding	36,002,563	36,022,015

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010	Year Ended December 31, 2009

Cash flows from operating activities:
Net loss	$(2,585,932)	$(703,937)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	554,692	371,145
Allowance for doubtful accounts	(97,000)	(46,000)
Deferred income taxes	(834,000)	-
Impairment of long-lived asset	-	123,036
Stock based compensation	67,295	151,058
Income from sale of litigation interest	(750,000)	-
Loss on disposal of fixed assets	19,734	4,141
Changes in operating assets and liabilities:
Receivables	(444,870)	841,426
Inventories	40,040	2,193,684
Prepaid expenses and other current assets	264,710	(157,943)
Other assets	8,040	(24,840)
Accounts payable and accrued expenses	2,123,997	(410,537)
Customer deposit	-	(1,000,000)
Deferred lease obligations	194,747	64,969
Due to member	(267,963)	384,467
Income taxes payable	29,682	(8,389)
Net cash flows (used in) provided by operating activities	(1,676,828)	1,782,280

Cash flows from investing activities:
Proceeds from sale of litigation interest	750,000	-
Decrease in restricted cash	10,752	(167,000)
Acquisition of retail store	-	(100,000)
Acquisition of trademarks	(77,632)	(165,360)
Acquisition of property and equipment	(861,696)	(671,633)
Net cash flows used in investing activities	(178,576)	(1,103,993)

Cash flows from financing activities:
Proceeds from note payable to related parties	750,000	-

Net (decrease) increase in cash and cash equivalents	(1,105,404)	678,287
Cash and cash equivalents, beginning of year	2,567,005	1,888,718
Cash and cash equivalents, end of year	$1,461,601	$2,567,005

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$168,767	$208,642
Income taxes paid	19,123	69,150
Income taxes received	-	(6,390)
Non-cash financing transactions:
Acquisition of retail store:
Cancellation of trade receivables	-	(250,350)
Fair value of property and equipment acquired	-	350,350

See Notes to Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance at January 1, 2009	36,002,563	$36,002	$7,951,960	$(5,022,858)	$2,965,104	$2,298,583	$5,263,687

Noncontrolling interest in subsidiaries' earnings	--	--	-	--	--	(1,188,279)	(1,188,279)

Stock based compensation	--	--	151,058	--	151,058	--	151,058
Net income attributable to common stockholders	--	--	--	484,342	484,342	--	484,342
Balance at December 31, 2009	36,002,563	36,002	8,103,018	(4,538,516)	3,600,504	1,110,304	4,710,808

Noncontrolling interest in subsidiaries’ earnings	--	--	-	--	--	(1,670,934)	(1,670,934)
Stock based compensation	--	--	67,295	--	67,295	--	67,295
Net loss attributable to common stockholders	--	--	--	(914,998)	(914,998)	--	(914,998)
Balance at December 31, 2010	36,002,563	$36,002	$8,170,313	$(5,453,514)	$2,752,801	$(560,630)	$2,192,171

See Notes to Consolidated Financial Statements.

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Organization

People’s Liberation, Inc. is the parent holding company of Versatile Entertainment, Inc. (“Versatile”), a California corporation established in April of 2001, and Bella Rose, LLC (“Bella Rose”), a California limited liability company established in May 2005, both of which were consolidated on November 22, 2005 and became wholly-owned subsidiaries of the Company on the effective date of the Company’s exchange transaction.  William Rast Sourcing, LLC (“William Rast Sourcing”) and William Rast Licensing, LLC (“William Rast Licensing”), both California limited liability companies, were formed effective October 1, 2006 and are owned 50% by Bella Rose and 50% by Tennman WR-T, Inc. (“Tennman”) formerly William Rast Enterprises, LLC, an entity owned in part by Justin Timberlake.  William Rast Retail, LLC (“William Rast Retail”), a California limited liability company, was formed on August 26, 2009 and is a wholly-owned subsidiary of William Rast Sourcing.  William Rast Retail was formed to operate the Company’s William Rast retail stores.  J. Lindeberg USA, LLC (“J. Lindeberg USA”), a California limited liability company, was formed effective July 1, 2008 and is owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp., a New York corporation and an entity owned by J. Lindeberg AB, a Swedish corporation (collectively “Lindeberg Sweden”).    J. Lindeberg USA Retail, LLC (“J. Lindeberg Retail”), a California limited liability company, was formed on August 21, 2009 and is a wholly-owned subsidiary of J. Lindeberg USA.  J. Lindeberg Retail was formed to operate the Company’s J. Lindeberg retail stores.

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

Bella Rose commenced operations of its William Rast clothing line in May 2005.  Bella Rose began shipping products under the William Rast brand name in the fourth quarter of 2005.  Under an apparel brand agreement with Tennman, Bella Rose had the exclusive rights to manufacture clothing and accessories under the William Rast trade name.  Under long-form definitive agreements entered into effective October 1, 2006, which superseded the apparel brand agreement, two new entities were formed, William Rast Sourcing and William Rast Licensing.  All assets and liabilities of the Bella Rose business were transferred to William Rast Sourcing effective October 1, 2006.  William Rast Sourcing has the exclusive rights to manufacture clothing with the William Rast brand name.  The William Rast trademarks were transferred to William Rast Licensing effective October 1, 2006 and William Rast Licensing has the exclusive rights to promote and license the William Rast brand.   Beginning October 1, 2006, William Rast Sourcing and William Rast Licensing are consolidated under Bella Rose.

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

Illustrated below is summary of our corporate structure by legal entity:

Nature of Operations

The Company markets and sells high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States, “J. Lindeberg.”  The majority of the merchandise the Company offers consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  In the United States, William Rast Sourcing and J. Lindeberg USA distribute their merchandise to boutiques, specialty stores and better department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  The Company also markets and sells its J. Lindeberg branded collection and golf apparel through its retail stores in New York City, Los Angeles and Miami, and sells J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  William Rast products are also sold in its four retail stores located in Los Angeles, San Jose and Cabazon, California, and Miami, Florida.  Internationally, in select countries, William Rast Sourcing sells its products directly and through distributors to better department stores and boutiques.

The Company commenced its William Rast clothing line in May 2005.  The Company’s William Rast clothing line is a collaboration with Justin Timberlake.

The Company began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 in collaboration with Lindeberg Sweden.  In addition to being sold in the United States through J. Lindeberg USA, J. Lindeberg branded high-end men’s fashion and premium golf apparel is marketed and sold by Lindeberg Sweden worldwide.

The Company commenced its People’s Liberation business in July 2004.  On December 16, 2008, the Company entered into an agreement with Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, “Charlotte Russe”), pursuant to which the Company’s wholly-owned subsidiary, Versatile, agreed to exclusively sell to Charlotte Russe, in North America and Central America, People’s Liberation® branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.  The Company ceased to sell People’s Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009.  Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009.  Since October 2009, the Company has been in litigation with Charlotte Russe in relation to the agreement which litigation was settled by the parties in February 2011.  Please see the discussion under Note 10 to the financial statements.  Following the settlement, the Company is exploring options for the marketing and distribution of People’s Liberation branded apparel and apparel accessories both in North America and internationally.

The Company is headquartered in Los Angeles, California, maintains showrooms in New York, Los Angeles and Atlanta.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The significant assets and liabilities that require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements included inventories, accounts receivable and due to factor, intangible assets, deferred taxes, accrued expenses, income taxes, stock based compensation and noncontrolling interest.  Management is also required to make significant estimates and assumptions related to its disclosure of litigation and the recording of related contingent assets or liabilities, if any.

Revenue Recognition

The Company recognizes revenues in accordance with generally accepted accounting principles.  Wholesale revenue is recognized when merchandise is shipped to a customer, at which point title transfers to the customer, and when collection is reasonably assured.  Customers are not given extended terms or dating or return rights without proper prior authorization.  Revenue is recorded net of estimated returns, charge backs and markdowns based upon management’s estimates and historical experience.  Website revenue is recognized when merchandise is shipped to a customer and when collection is reasonably assured.  Retail revenue is recognized on the date of purchase from the Company’s retail stores.  The Company records advertising revenue received under its sponsorship agreements in the period in which the event to which the advertising rights were granted occurred.  The Company records design revenue received under its design and license agreements in the period in which the design services are provided to the licensee.

Comprehensive Income

The Company discloses comprehensive income in accordance with generally accepted principles which establish standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  There were no material other comprehensive income items for the years ended December 31, 2010 and 2009.

Segment Reporting

In accordance with generally accepted accounting principles, the Company is required to report certain information about operating segments, products, services and geographical areas in which it operates.  The Company designs, markets and sells high-end casual apparel under the brand names William Rast and People’s Liberation and, in the United States, J. Lindeberg.  The Wholesale segment sells merchandise directly to better specialty stores, boutiques, select department stores, green grass golf stores, off-price retailers, international customers, distributors and agents, and through the Company’s e-commerce sites. The Retail segment sells the Company’s merchandise and merchandise purchased from its licensees in its retail store locations.  The International segment sold William Rast apparel and accessories through the Company’s subsidiary, William Rast Europe, directly to European customers, distributors and agents, who in turn sold merchandise to retailers in specific territories. The Company ceased operations in its William Rast Europe subsidiary, and as a result, all sales to European and other international customers and distributors are currently sold through the Company’s wholesale division.

Shared operating costs, including design, distribution and customer service departments, are allocated between the operating segments.  Management evaluates the performance of each operating segment based on net revenue and operating income.  The types of products developed and sold by each segment are not sufficiently different to account for these products separately or to justify segmented reporting by product type or brand name.

Advertising

Advertising costs are charged to expense as of the first date the advertisements take place.  Advertising expenses included in selling, design and production expenses approximated $797,000 and $1,373,000 for the years ended December 31, 2010 and 2009, respectively.

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

Intangible Assets

Intangible assets consist of trademarks (Note 8) and operational control rights related to William Rast Sourcing and William Rast Licensing (Note 9).

Costs incurred related to the Company’s trademarks are amortized on a straight-line basis over an estimated useful life of fifteen years.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets, including trademarks and operational control rights related to William Rast Sourcing and William Rast Licensing, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  For the year ended December 31, 2009, the Company recorded an impairment loss of $123,036 related to trade names the Company was no longer using.  The impairment loss was charged to general and administrative expense.  There were no impairment losses related to intangible assets recorded for the year ended December 31, 2010.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of December 31, 2010 and 2009, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.

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

The Company files U.S. Federal tax returns, California, New York, Georgia, Florida, New Jersey and Texas franchise tax returns.  For the U.S. Federal return, all periods subsequent to December 31, 2006 are subject to tax examination by the U.S. Internal Revenue Service (“IRS”).  In February 2011, the Company was notified by the IRS that one of its subsidiaries, William Rast Sourcing, was selected for examination.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded for the years ended December 31, 2010 and 2009.  In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

Income taxes are further described in Note 17.

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, trade accounts receivable, and amounts due from factor.  Concentration of credit risk with respect to trade accounts receivable is significantly mitigated by the use of factors, which effectively transfers a substantial amount of credit risk to the factors.  The Company and its factors perform on-going credit evaluations of its customers and the Company maintains an allowance for doubtful accounts and chargebacks.  The Company may extend unsecured credit to its customers in the normal course of business.

The Company’s products are primarily sold to department stores, specialty retail stores and international distributors.  These customers can be significantly affected by changes in economic, competitive or other factors.  The Company, at times, makes substantial sales to a relatively few, large customers.  In order to minimize the risk of loss, the Company assigns the majority of domestic accounts receivable to its factors without recourse.  For non-factored and recourse receivables, account-monitoring procedures are utilized to minimize the risk of loss.  Collateral is generally not required.

Accounts Receivable - Allowance for Returns, Discounts and Bad Debts

The Company evaluates the collectability of accounts receivable and charge backs (disputes from customers) based upon a combination of factors.  In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations (such as in the case of bankruptcy filings, litigation or substantial downgrading by credit sources), a specific allowance for bad debts is taken against amounts due to reduce the net recognized receivable to the amount reasonably expected to be collected.  For all other customers, the Company recognizes an allowance for bad debts and uncollectible charge backs based on its historical collection experience.  If collection experience deteriorates (for example, due to an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due could be reduced by a material amount.

Shipping and Handling Costs

The Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of sales.  Total shipping and handling costs included as a component of revenue for the years ended December 31, 2010 and 2009 amounted to approximately $120,000 and $217,000, respectively.  Total shipping and handling costs included as a component of cost of sales amounted to approximately $1,387,000 and $920,000 for the years ended December 31, 2010 and 2009, respectively.

Classification of Expenses

Cost of Goods Sold - Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, customs, freight, duty and overhead expenses.  Overhead expenses primarily consist of third party warehouse and shipping costs.

Selling, Design and Production Expense – Selling, design and production expense primarily includes tradeshows, fashion shows, salaries, advertising, marketing and promotion, design fees, samples, travel and showroom expenses.

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

•
second to Tennman in an amount equal to 6% of applicable sales for each calendar quarter with respect to William Rast Sourcing and 3% of applicable sales for each calendar quarter with respect to William Rast Licensing, which are referred to hereafter as contingent priority cash distributions;

•	third to Bella Rose until the aggregate amount distributed to Bella Rose equals the contingent priority cash distributions made to Tennman; and
•	thereafter, in accordance with the members’ respective percentage interests.

William Rast Sourcing and William Rast Licensing have accumulated losses totaling approximately $8.6 million from inception (October 1, 2006) through December 31, 2010.  Beginning January 1, 2009 through December 31, 2010, approximately $2.5 million of these losses has been allocated to Tennman, the noncontrolling interest member of William Rast Sourcing and William Rast Licensing.  Unpaid accumulated contingent priority cash distributions to Tennman amounted to approximately $3.6 million and $2.5 million as of December 31, 2010 and 2009, respectively.  If and when the contingent priority cash distributions are paid to Tennman, such distributions will be accounted for as decreases in noncontrolling interest in the consolidated balance sheet of the Company. Profit and loss allocations made to Tennman are recorded as increases or decreases in noncontrolling interest in the consolidated statements of operations of the Company.  From inception (October 1, 2006) through December 31, 2008, losses were not allocated to noncontrolling interest in accordance with Accounting Research Bulletin 51 because the noncontrolling interest member did not have basis in the capital of William Rast Sourcing and William Rast Licensing, prior to January 1, 2009.  Instead, all losses were recognized by Bella Rose in consolidation.

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

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.  Accounts receivable and due from (to) factor: Due to the short-term nature of the receivables, the fair value approximates the carrying value.  Accounts payable and accrued expenses:  Due to the short-term nature of the payables, the fair value approximates the carrying value.  Note Payable to related parties:  Estimated to approximate fair value based upon current market borrowing rates for loans with similar terms and maturities.

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

The Company determined that as of December 31, 2010 and 2009, there were no significant financial instruments that required fair value measurement.

NOTE 3 - EARNINGS PER SHARE

The Company computes basic earnings per share based upon the weighted average number of common shares outstanding during the period.

Warrants representing 440,000 shares of common stock at exercise prices ranging from $0.40 to $0.50 per share and stock options representing 2,585,000 shares of common stock at exercise prices ranging from $0.20 to $1.25 per share were outstanding as of December 31, 2010, but were excluded from the average number of common shares outstanding in the calculation of earnings per share because the effect of inclusion would be anti-dilutive.  On November 23, 2010, 625,000 warrants at an exercise price of $1.25 and 2.5 million warrants at an exercise price of $2.00 expired.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations:

Year ended December 31, 2010:	(Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic loss per share:
Net loss attributable to common stockholders	$(914,998)	36,002,563	$(0.03)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Net loss attributable to common stockholders	$(914,998)	36,002,563	$(0.03)

Year ended December 31, 2009:
Basic income per share:
Net income attributable to common stockholders	$484,342	36,002,563	$0.01

Effect of Dilutive Securities:
Options	-	19,452	-
Warrants	-	-	-
Net income attributable to common stockholders	$484,342	36,022,015	$0.01

NOTE 4 - DUE FROM (TO) FACTORS

The Company uses two factors for working capital and credit administration purposes.  Under the factoring agreements, the factor purchases a substantial portion of the Company’s trade accounts receivable and assumes credit risk with respect to certain accounts.

On October 7, 2010, William Rast Sourcing entered into a factoring agreement with Rosenthal & Rosenthal, Inc.  The Company’s William Rast factor agreement provides that the Company can borrow an amount up to 75% of the value of its approved factored customer invoices.  The Company can also borrow up to 50% of its eligible inventory (as defined in the agreement) up to a maximum of $875,000.  The factor commission is 0.75% of the customer invoice amount and interest is charged on accounts receivable and inventory advances at prime plus 1.5% and prime plus 2.5%, respectively.  The factor facility is secured by substantially all of the assets of William Rast Sourcing, a security interest granted by William Rast Licensing in certain royalties payable to William Rast Licensing, is guaranteed by certain of the Company’s other consolidated entities, and is personally guaranteed by Colin Dyne, the Chief Executive Officer of People’s Liberation and Manager of William Rast Sourcing, up to a maximum of $1 million.

On July 28, 2008, the Company’s subsidiary, J. Lindeberg USA, entered into a factoring agreement with FTC Commercial Corp ("FTC").  On July 28, 2010, FTC exercised its right to terminate the factoring agreement with J. Lindeberg for convenience by providing the Company with 60 days prior written notice of termination. Since the termination date, J. Lindeberg and FTC had been in negotiations in relation to the factoring agreement and had contemplated a rescission of its termination. On February 2, 2011, FTC rescinded its termination of the factoring agreement. In connection with the rescission, on February 2, 2011 the parties entered into an amendment to the factoring agreement. The amendment provides that FTC may make factoring advances to J. Lindeberg of up to 75% of the purchase price of all accounts purchased by FTC, rather than 85% as provided for in the original agreement. The amendment also increased the interest rate charged by FTC with respect to advances from the greater of 5.5% per annum or prime plus 1% to the greater of 7.0% per annum or prime plus 1%.  The Company can also borrow up to 50% of its eligible inventory (as defined in the agreement).  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to the Company’s J. Lindeberg facility are not to exceed $1.5 million.  The factor commission is 0.8% of the customer invoice amount for terms up to 60 days, plus one quarter of one percent (.25%) for each additional thirty-day term.  The factor facility is secured by substantially all of the assets of J. Lindeberg and guaranteed by the Company’s related entities, People’s Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc.

Receivables sold in excess of maximums established by the factors are subject to recourse in the event of nonpayment by the customer.  The Company is contingently liable to the factors for merchandise disputes and customer claims on receivables sold to the factors.

Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $1.1 at December 31, 2009.  There was no ledger debt as of December 31, 2010.  From time to time, the factors issue letters of credit and vendor guarantees on the Company’s behalf.  There were no outstanding letters of credit or vendor guarantees as of December 31, 2010 and 2009.

Due from (to) factors is summarized as follows:
	December 31,
	2010	2009
Outstanding receivables:
Without recourse	$1,797,163	$3,108,669
With recourse	229,604	990,761
	2,026,767	4,099,430
Advances, net	(1,612,647)	(3,685,612)
Open credits	(50,801)	(416,347)
	$363,319	$(2,529)

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable is summarized as follows:
	December 31,
	2010	2009

Trade accounts receivable	$373,328	$294,306
Less allowance for doubtful accounts and subsequent credits	(103,000)	(200,000)
	$270,328	$94,306

NOTE 6 - INVENTORIES

Inventories are summarized as follows:
	December 31,
	2010	2009

Piece goods and trim	$69,407	$72,722
Work in process	11,094	35,295
Finished goods	3,053,213	2,933,917
	3,133,714	3,041,934
Less reserve for obsolescence and slow moving inventory	(442,000)	(310,180)
	$2,691,714	$2,731,754

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
	December 31,
	2010	2009

Furniture and fixtures	$804,599	$595,369
Office equipment	428,271	365,472
Machinery and equipment	13,901	54,107
Leasehold improvements	1,389,464	854,226
Computer software	346,708	370,894
	2,982,943	2,240,068
Less accumulated depreciation and amortization	(1,120,859)	(712,035)
	$1,862,084	$1,528,033

Depreciation and amortization expense amounted to $507,911 and $327,160 for the years ended December 31, 2010 and 2009, respectively.

NOTE 8 – TRADEMARKS

Trademarks are summarized as follows:
	December 31,
	2010	2009

Trademarks, at cost	$759,695	$682,063
Less accumulated amortization	(129,896)	(83,115)
	$629,799	$598,948

Future annual estimated amortization expense is summarized as follows:

Years Ending December 31,
2011	$50,646
2012	50,646
2013	50,646
2014	50,646
2015	50,646
Thereafter	376,569
$629,799

Trademark amortization expense amounted to $46,781 and $43,985 for the years ended December 31, 2010 and 2009, respectively.  For the year ended December 31, 2009, the Company recorded impairment losses of $123,036 related to trade names the Company is no longer using.  The impairment losses were charged to general and administrative expense.  There were no impairment losses related to intangible assets recorded for the year ended December 31, 2010.

NOTE 9 - INTANGIBLE ASSET AND NONCONTROLLING INTEREST

Intangible asset consists of operational control rights related to the William Rast Sourcing and William Rast Licensing entities.

On or around April 27, 2005, Bella Rose entered into letter agreements (the “Letter Agreements”) with Tennman WR-T, Inc. (“Tennman”), formerly William Rast Enterprises, LLC.  The Letter Agreements contemplated the formation of a joint venture between the parties to exploit the William Rast™ trademark.  More particularly, the Letter Agreements contemplated the formation of a sourcing company, which would have rights to manufacture and sell William Rast branded apparel, and a licensing company, which would own the William Rast™ trademark and license rights to the trademark to the sourcing company and other parties.  The Letter Agreements also contemplated a services agreement, pursuant to which Justin Timberlake would provide personal services to the licensing company and its licensees in connection with the exploitation of the William Rast brand.

While the Letter Agreements contemplated that the venture would be operated by a separate operating entity, which entity would be owned and managed 50% by Bella Rose and 50% by Tennman, the venture’s business had been operated directly by Bella Rose since inception.

On October 1, 2006, Bella Rose and Tennman entered into long-form definitive agreements, including the limited liability company operating agreement of William Rast Sourcing, LLC (the “Sourcing Operating Agreement”), the limited liability company operating agreement of William Rast Licensing, LLC (the “Licensing Operating Agreement”, and together with the Sourcing Operating Agreement, the “Operating Agreements”), and the services agreement by and between William Rast Licensing and Justin Timberlake (the Operating Agreements, together with the Services Agreement, the “Transaction Documents”) to memorialize the terms set forth in the Letter Agreements, with the exception that Bella Rose has operational control over William Rast Sourcing, LLC and William Rast Licensing, LLC.

Tennman received a 50% membership interest in William Rast Sourcing.  Bella Rose was granted a 50% membership interest in William Rast Sourcing in exchange for assigning all of the assets and liabilities of the William Rast apparel business operated by Bella Rose.  Pursuant to the Transaction Documents, profits and losses were to be allocated to each member in accordance with their respective membership interests and Tennman was to receive minimum annual non-cumulative profit allocations of 6% of net sales or, if less, the actual amount of profits for the year.  Bella Rose was required to loan William Rast Sourcing up to $1.8 million in unsecured working capital funds through December 31, 2009.  The Sourcing Operating Agreement also includes certain rights related to the sale or transfer of membership interests, including right of first refusal and drag along rights.

Tennman also received a 50% membership interest in William Rast Licensing.  Bella Rose was granted a 50% membership interest in William Rast Licensing in exchange for contributing the William Rast™ trademarks to the company.  Pursuant to the transaction documents, profits and losses were to be allocated to each member in accordance with their respective membership interests and Tennman was to receive minimum annual non-cumulative profit allocations of 3% of net sales or, if less, the actual amount of profits for the year.  Bella Rose was required to loan William Rast Licensing up to $200,000 in unsecured working capital funds through December 31, 2009.  The Licensing Operating Agreement also includes certain rights related to the sale or transfer of membership interests, including right of first refusal and drag along rights.

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

In consideration for Tennman entering into the Operating Agreements on terms which give Bella Rose operational control over the Sourcing Company and the Licensing Company, which operational control the Letter Agreements provided would be 50% in favor of Bella Rose and 50% in favor of Tennman, the Company, on October 1, 2006, issued to Tennman 571,429 shares of its common stock, par value $0.001 per share.  The common stock issued contains restrictions related to the sale or transfer of the shares, including right of first refusal and annual volume limitations.  The market price of the Company’s common stock on the date of issuance of the shares was $0.75.  The $428,572 value of the common stock issued to Tennman has been recorded as an intangible asset on Bella Rose’s financial statements.  The intangible asset is expected to have an indefinite life and is reviewed for impairment on a quarterly basis.

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

Beginning October 1, 2006, William Rast Sourcing and William Rast Licensing are consolidated under Bella Rose, a wholly-owned subsidiary of the Company.  Because Tennman did not have basis in the capital of William Rast Sourcing and William Rast Licensing, prior to January 1, 2009, losses were not allocated to Tennman in accordance with Accounting Research Bulletin 51.  Instead, all losses were recognized by Bella Rose in consolidation.

In accordance with the provisions of Statement of Financial Accounting Standard No. 160, Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB No. 51, superseded by ASC 810-10-65 adopted by the Company on January 1, 2009, the Company allocates profits and losses to each of the members of William Rast Sourcing and William Rast Licensing in accordance with the amended and restated limited liability company operating agreements for such entities, which became effective as of January 1, 2007 (the “Operating Agreements”).  The Operating Agreements provide that losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  To the extent each member has positive equity in William Rast Sourcing and William Rast Licensing; profits will be allocated consistent with the cash distribution terms described below.

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

•
second to Tennman in an amount equal to 6% of applicable sales for each calendar quarter with respect to William Rast Sourcing and 3% of applicable sales for each calendar quarter with respect to William Rast Licensing, which are referred to hereafter as contingent priority cash distributions;

•	third to Bella Rose until the aggregate amount distributed to Bella Rose equals the contingent priority cash distributions made to Tennman; and
•	thereafter, in accordance with the members’ respective percentage interests.

William Rast Sourcing and William Rast Licensing have accumulated losses totaling approximately $8.6 million from inception (October 1, 2006) through December 31, 2010.  Beginning January 1, 2009 through December 31, 2010, approximately $2.5 million of these losses have been allocated to Tennman, the noncontrolling interest member of William Rast Sourcing and William Rast Licensing.  Unpaid accumulated contingent priority cash distributions to Tennman amounted to approximately $3.6 million and $2.5 million as of December 31, 2010 and 2009, respectively.  If and when the contingent priority cash distributions are paid to Tennman, such distributions will be accounted for as decreases in noncontrolling interest in the consolidated balance sheet of the Company. Profit and loss allocations made to Tennman are recorded as increases or decreases in noncontrolling interest in the consolidated statements of operations of the Company.

Total noncontrolling interest recorded for the years ended December 31, 2010 and 2009 amounted to approximately $1,042,000 and $985,000, respectively, and represent the allocation of losses to Tennman for the years then ended as required by Statement of Financial Accounting Standard No. 160, Noncontrolling interest in Consolidated Financial Statement – an amendment of ARB No. 51 (“SFAS 160”) superseded by ASC 810-10-65, adopted by the Company on January 1, 2009.  Prior to the adoption of SFAS 160, ARB 51 prohibited the allocation of losses to noncontrolling interest if that allocation resulted in a deficit noncontrolling interest balance.  Therefore, there was no allocation of losses to Tennman for the year ended December 31, 2008.

On November 9, 2007, the limited liability company operating agreement of William Rast Sourcing, LLC was further amended to reflect a modification of the contingent priority cash distributions to WRE.  For the calendar quarters ending June 30, 2007, September 30, 2007 and December 31, 2007, all cash distributions William Rast Sourcing, LLC was required to pay to Tennman pursuant to the amended and restated Operating Agreement were not be paid or accrued for future payment with respect to such calendar quarters.

On November 13, 2007, the Company issued a warrant to purchase 150,000 shares of its common stock to Tennman.  The warrant has an exercise price of $0.40, vests immediately and has a term of five years.  The warrant was valued at approximately $27,000 using the Black Scholes valuation model.

NOTE 10 – CHARLOTTE RUSSE DISTRIBUTION AGREEMENT AND LITIGATION

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

Pursuant to the Agreement, the Company was to design, source, sample, fit and deliver an assortment of finished goods selected by Charlotte Russe and sell such merchandise to Charlotte Russe at wholesale prices.  Charlotte Russe had the exclusive right to market, distribute, and sell People’s Liberation branded merchandise purchased from the Company in North America and Central America through Charlotte Russe® branded retail stores and related distribution channels, including outlet locations and direct-to-consumer sales.  The Company ceased to sell People’s Liberation branded merchandise in such territories to parties other than Charlotte Russe effective April 30, 2009.

In consideration for the exclusive rights granted to Charlotte Russe under the Agreement, Charlotte Russe agreed to purchase from the Company a minimum amount of People’s Liberation branded merchandise during each contract year. The aggregate minimum purchase obligation for the period from inception of the Agreement through the end of its initial term on December 31, 2012 was $65 million.  The amount of the minimum purchase obligation varied by contract year, and could be less than or greater than $65 million if the Agreement was terminated prior to expiration of the initial term or was renewed for one or more additional renewal periods.

The initial term of the Agreement was to expire on December 31, 2012, and could be extended by Charlotte Russe for two additional one-year renewal periods with minimum purchase requirements of an aggregate of $65 million during such two-year period.  Charlotte Russe could elect to terminate the Agreement early by delivering written notice to the Company at any time between January 1, 2011 and June 30, 2011, in which event the Agreement would terminate, at Charlotte Russe’s election, on either (i) July 1, 2011 with the payment of an early termination fee, or (ii) December 31, 2011.

In addition to its minimum purchase obligations, if Charlotte Russe elected to renew the Agreement beyond the initial term, then commencing January 1, 2013, Charlotte Russe agreed to pay the Company a royalty equal to a negotiated percentage of the amount by which actual wholesale sales of merchandise for a contract year exceed the minimum purchase obligation for such contract year.

Litigation (Subsequent Event)

Since October 2009, the Company has been in litigation with Charlotte Russe and its affiliates in relation to its exclusive distribution agreement, which Charlotte Russe purported to terminate on October 26, 2009.  On February 3, 2011, People's Liberation, Versatile Entertainment, Colin Dyne, ECA Holdings II, LLC and New Media Retail Concepts entered into a Settlement Agreement and Mutual Release with Charlotte Russe Holding, Inc. and Charlotte Russe Merchandising, Inc., Advent International Corporation, Advent CR Holdings, Inc., David Mussafer, and Jenny Ming. The agreement was entered into to settle all disputes among the parties relating to:

•	that certain action in the Los Angeles County Superior Court entitled Charlotte Russe Holding, Inc. et al. v. Versatile Entertainment, Inc. et al., Case No. BC 424734; and

•	that certain action entitled Versatile Entertainment, Inc. et al. v. David Mussafer, et al., originally brought in the Los Angeles County Superior Court, Case No. BC 424675.

On August 13, 2010, the Company entered into an asset purchase agreement with two related parties pursuant to which the Company sold 50% of the net proceeds, after contingent legal fees and expenses, that may be received by the Company as a result of its litigation with Charlotte Russe.  The $750,000 cash proceeds received from the asset purchase agreement were recorded as other income in the Company’s consolidated statement of operations during the year ended December 31, 2010.  In connection with the asset purchase agreement, the Company also entered into a promissory note in the amount of $750,000 with the same related parties on August 13, 2010.

Pursuant to the settlement agreement, on February 3, 2011 the Company received $3.5 million, after the distribution of amounts owed under the terms of the asset purchase agreement, as further described in Note 11, and the payment of legal fees and expenses.  The Company will record the settlement gain in the first quarter of 2011.The Company also received $750,000 in the third quarter of 2010 relating to the litigation in connection with the asset purchase agreement, for total proceeds of $4.3 million. The settlement included the dismissal with prejudice of all claims pending between the parties as well as mutual releases, without any admission of liability or wrongdoing by any of the parties to the actions.

During the year ended December 31, 2010, the Company wrote off approximately $588,000 of accounts receivable due from Charlotte Russe and recorded an inventory reserve of approximately $76,000 for inventory on hand related to purchase orders received from Charlotte Russe.

NOTE 11 - NOTE PAYABLE TO RELATED PARTIES AND ASSET PURCHASE AGREEMENT

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

In connection with the promissory note discussed above, the Company also entered into an asset purchase agreement with New Media Retail Concepts, LLC and ECA Holdings II, LLC on August 13, 2010.  In exchange for $750,000 cash, the Company sold 50% of the net proceeds, after legal fees and expenses, that may be received by the Company as a result of its on-going litigation with Charlotte Russe, as further described in Note 10.  The Company was not required to repay the $750,000 cash proceeds received from the asset purchase agreement regardless of a favorable or unfavorable outcome of the Charlotte Russe litigation.  The $750,000 cash proceeds received from the asset purchase agreement were recorded as other income in the Company’s consolidated statement of operations for the year ended December 31, 2010.  New Media Retail Concepts, LLC and ECA Holdings II, LLC each received from Charlotte Russe, in respect to the interest they acquired in the litigation, a portion of the settlement amount paid by Charlotte Russe pursuant to the settlement agreement entered into by all parties to the litigation on February 3, 2011.

NOTE 12 – J. LINDEBERG USA, LLC AND DUE TO MEMBER

Effective July 1, 2008, the Company, through its wholly-owned subsidiary, Bella Rose, and Lindeberg Sweden entered into an operating agreement and other related agreements for the Company’s newly formed subsidiary, J. Lindeberg USA.  Pursuant to the agreements, J. Lindeberg USA will source, market, and distribute J. Lindeberg® branded apparel in the United States on an exclusive basis.  The agreements provide that the Company and Lindeberg Sweden each hold a 50% interest in J. Lindeberg USA with the business of J. Lindeberg USA being operated by the Company.  Under the terms of the agreements, Lindeberg Sweden was required to contribute to J. Lindeberg USA $20,000 in cash as well as certain assets consisting primarily of accounts receivable and inventory.  The Company was required to contribute to J. Lindeberg USA $20,000 in cash and was required to contribute up to a maximum of $1.5 million in working capital or related guaranties through December 2010.  The agreements also provide that Lindeberg Sweden will, among other things, make available to J. Lindeberg USA for purchase all new collections of J. Lindeberg® branded apparel, and provide for the factory-direct purchase by the Company of J. Lindeberg® branded apparel on terms no less favorable to the Company than terms received by Lindeberg Sweden or its affiliates for the same or substantially the same merchandise.  In addition, the agreements provide for a license from Lindeberg Sweden to J. Lindeberg USA of the J. Lindeberg® mark and other related marks for use in the United States on an exclusive basis for a period of 25 years.  The operating agreement provides that J. Lindeberg AB has the option to purchase the Company’s share of J. Lindeberg USA at a negotiated purchase price as outlined in the agreement. In accordance with the operating agreement, J. Lindeberg has two call option periods, the first of which ends on June 30, 2011 and provides for a purchase price of four times a negotiated amount, and the second call option which continues for the duration of the operating agreement, and provides for a purchase price of two times a negotiate amount.

Due to member as of December 31, 2010 and 2009 represents amounts payable to J. Lindeberg AB related to finished good purchases and the New York retail store and showroom deposits.

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

NOTE 14 – WILLIAM RAST EYEWEAR LICENSE AGREEMENT

On December 3, 2009, the Company’s subsidiary, William Rast Licensing, entered into a binding term sheet with Viva Optique, Inc. for the worldwide license of William Rast eyewear for men and women.  In accordance with the binding term sheet, the initial term of the license agreement ends on December 31, 2013 and includes an option to renew for an additional three-year term through December 2016.   The license agreement provides for the payment of royalties based on net sales at a negotiated rate and minimum royalty amounts for each contract year.  The binding term sheet contemplates the signing of a definitive long form license agreement consistent with the terms of the binding term sheet.  As of December 31, 2010, the Company received payments of $250,000 to be applied against minimum royalty amounts in the first contract year which ends on December 31, 2011.

NOTE 15 – TARGET DESIGN AND LICENSE AGREEMENT

In May 2010, the Company’s subsidiary, William Rast Sourcing, LLC, entered into a design and licensing agreement with the Target Corporation.  The agreement provided that the Company design an exclusive collection of William Rast apparel for sale for a limited time in Target stores throughout the United States.  The exclusive collection was launched in December 2010 and included William Rast men’s and women’s denim and knits designed specifically for Target.  During the year ended December 31, 2010, the Company recorded product revenue and $750,000 in design revenue from Target, which included $500,000 cash received by the Company from Target and $250,000 cash paid by Target directly to Justin Timberlake on behalf of the Company for his services.  In addition to product revenue, Target released commercials and other advertising media during the launch of the exclusive collection.  The Company recorded design revenue received under this design and license agreement in the period in which the design services were provided to Target and product revenue was recorded when the merchandise was shipped.

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

During the year ended December 31, 2010, the Company did not issue options to its employees, officers or directors.  During the year ended December 31, 2009, the Company issued 394,000 options to employees, officers and directors at an exercise price of $0.20 per share.  Options to purchase 2,450,081 and 2,227,147 shares were exercisable as of December 31, 2010 and 2009, respectively.  Total stock based compensation expense for the years ended December 31, 2010 and 2009 was approximately $67,000 and $151,000, respectively.  The compensation expense recognized during the year ended December 31, 2010 increased basic and diluted loss attributable to common shareholders reported in the Company’s consolidated statement of operations from $0.02 to $0.03 per share.  The compensation expense recognized during the year ended December 31, 2009 decreased basic and diluted income attributable to common shareholders reported in the Company’s consolidated statement of operations from $0.02 to $0.01 per share.  The total fair value of options granted to employees, officers and directors during the year ended December 31, 2009 was approximately $12,000.  There were no stock options or warrants exercised during the years ended December 31, 2010 and 2009.

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

For stock-based awards issued to employees and directors, stock-based compensation is attributed to expense using the straight-line single option method.  Stock-based compensation expense recognized in the statement of operations for the years ended December 31, 2010 and 2009 is included in selling, design and production expense and general and administrative expense, and is based on awards ultimately expected to vest.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  For options granted in the year ended December 31, 2009, the Company used historical data to calculate the expected forfeiture rate.

Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

For the years ended December 31, 2010 and 2009, total stock-based compensation expense included in the consolidated statements of operations was $67,295 and $151,058, charged to the following expense categories:

	Year ended December 31, 2010	Year ended December 31, 2009
Selling, design and production expense	$10,445	$22,228
General and administrative	56,850	128,830
Total stock-based compensation	$67,295	$151,058

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2009	2,716,000	$0.64
Granted	394,000	0.20
Exercised	-	-
Forfeited	(215,000)	0.83

Options outstanding – December 31, 2009	2,895,000	0.56
Granted	-	-
Exercised	-	-
Forfeited	(310,000)	0.49

Options outstanding – December 31, 2010	2,585,000	$0.57

Additional information relating to stock options and warrants outstanding and exercisable at December 31, 2010, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$ 0.20	(options)	266,000	8.5	$ 0.20	159,750	$ 0.20
$ 0.30	(options)	60,000	7.5	$ 0.30	60,000	$ 0.30
$ 0.31	(options)	48,000	6.5	$ 0.31	48,000	$ 0.31
$ 0.38	(options)	255,000	6.7	$ 0.38	255,000	$ 0.38
$ 0.40	(options)	450,000	7.5	$ 0.40	450,000	$ 0.40
$ 0.40	(warrants)	150,000	1.9	$ 0.40	150,000	$ 0.40
$ 0.46	(options)	385,000	6.5	$ 0.46	385,000	$ 0.46
$ 0.50	(options)	625,000	6.9	$ 0.50	599,664	$ 0.50
$ 0.50	(warrants)	290,000	1.9	$ 0.50	290,000	$ 0.50
$ 1.25	(options)	496,000	5.7	$ 1.25	492,667	$ 1.25

		3,025,000	6.1	$ 0.55	2,890,081	$ 0.57

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2009	1,176,865	$0.24
Granted	394,000	0.03
Vested	(688,012)	(0.20)
Forfeited	(215,000)	(0.31)

Unvested stock options – December 31, 2009	667,853	0.14
Granted	-	-
Vested	(222,934)	(0.13)
Forfeited	(310,000)	(0.18)

Unvested stock options – December 31, 2010	134,919	$0.06

As of December 31, 2010, there were 2,450,081 vested stock options.  As of December 31, 2010, there was approximately $16,000 of unrecognized compensation expense related to share-based compensation arrangements granted under the Plan and approximately $16,000 of unrecognized compensation expense related to share-based compensation arrangements granted outside of the Plan.  The cost is expected to be recognized on a weighted-average basis over the next four years.  The aggregate intrinsic value of stock options outstanding was zero at December 31, 2010 and 2009 as the market value of the options was lower than the exercise value.

The Company has recorded a 100% valuation allowance on a portion of its deferred tax asset related to net operating loss carryforwards.  As a result, the stock-based compensation has not been tax effected on the consolidated statements of operations.  For the years ended December 31, 2010 and 2009, the deferred tax effect related to nonqualified stock options is not material.

On February 3, 2011, the Company issued 1,030,000 options to an officer and various employees within the Plan and 5,000,000 options to another officer and two key employees outside of the Plan.  All options granted had an exercise price of $0.15 per share and the total fair value of the options granted was approximately $25,000.  The fair value of the options was estimated on the date of grant using the Black-Scholes option pricing model.  Stock price volatility was estimated based on a peer group of public companies and expected term was estimated using the “safe harbor” provisions provided in SAB 107 and SAB 110.  The Company used historical data to calculate the expected forfeiture rate.  The assumptions the Company used as inputs to the Black-Scholes pricing model for the options granted on February 3, 2011 included a dividend yield of zero, an average risk-free interest rate of 2.2%, an average expected term of 5.9 years and an expected volatility of 64%.

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

Deferred income taxes arise principally from temporary differences in the method of depreciating property and equipment for income tax reporting purposes and the recognition of expense related to the allowance for doubtful accounts, factor open credits and inventory reserves for income tax reporting purposes.  The Company has Federal net operating losses available to carryforward to future periods of approximately $8.6 million as of December 31, 2010 which expire beginning 2027.  As of December 31, 2010, the Company has provided a valuation allowance for a portion of the deferred income tax asset related to its Federal net operating loss carryforwards.  At this time, the Company cannot determine that it is more likely than not that it will realize the future income tax benefits related to all of its Federal net operating losses for which a valuation allowance has been provided.  The Company has net operating losses available to carryforward to future periods from California of approximately $8.1 million as of December 31, 2010 which expire beginning 2017.  For the years ending December 31, 2010 and 2011, the use of California state operating losses has been suspended for companies with taxable annual income greater than $300,000.  As the Company is unable to determine whether it will be able to utilize its California net operating losses against future income, the Company has provided a valuation allowance for all of its deferred income tax asset related to its California net operating loss carryforwards as of December 31, 2010.  As of December 31, 2009, the Company provided a valuation allowance for the entire amount of the deferred income tax asset related to net operating loss carryforwards as the Company was unable to determine if it was more likely than not that it would realize the future income tax benefits related to its net operating losses.

The (benefit) provision for income taxes for the years ended December 31, 2010 and 2009 consists of the following:

	2010	2009
Federal:
Current provision	$-	$-
Deferred benefit	(708,900)	-
	(708,900)	-
State:
Current provision	48,780	53,992
Deferred benefit	(125,100)	-
	(76,320)	53,992
	$(785,220)	$53,992

The difference between the (benefit) provision for income taxes and the expected income tax (benefit) provision determined by applying the statutory Federal and state income tax rates to pre-tax accounting loss for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009

Federal statutory rate	(34.0)%	34.0%
State taxes net of Federal benefit	(6.0)	6.0
Net operating loss valuation allowance	15.3	(40.0)
LLC gross receipts tax and minimum statutory state income taxes	1.4	5.7
Other	-	2.6

	(23.3)%	8.3%

The components of the Company’s consolidated deferred income tax balances as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred income tax assets - current:
Net operating loss carryforwards	$1,060,000	$-
Factored accounts receivable and bad debt reserves	51,000	142,000
Other reserves	177,000	124,100
	1,288,000	266,100
Less: Valuation allowance	(838,000)	(266,100)
Deferred income tax assets - current	$450,000	$-

Deferred income tax asset – long-term:
Net operating loss carryforwards	$2,395,000	$2,126,000

Deferred income tax liability – long-term:
Property and equipment	(454,000)	(224,000)
	1,941,000	1,902,000
Less: Valuation allowance	(1,557,000)	(1,902,000)
Net deferred income tax asset – long-term	$384,000	$-

NOTE 18 - RELATED PARTY TRANSACTIONS

Colin Dyne became Chief Executive Officer and a director of the Company on May 21, 2007 and the Company’s Chief Financial Officer effective December 30, 2010. Mr. Dyne is a significant stockholder of the Company.  Mr. Dyne also served as Vice Chairman of the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon zippers, until July 2010.  Mr. Dyne founded Tag-It, Inc., a subsidiary of Talon, in 1991.  Mr. Dyne served as Talon’s President from inception and as its Chief Executive Officer from 1997 to 2005.  During the years ended December 31, 2010 and 2009, the Company purchased trim products from Talon amounting to approximately $123,000 and $219,000, respectively.

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

In connection with the promissory note discussed above, the Company also entered into an asset purchase agreement with New Media Retail Concepts, LLC and ECA Holdings II, LLC on August 13, 2010.  In exchange for $750,000 cash, the Company sold 50% of any future net proceeds, after legal fees and expenses, that might be received by the Company as a result of its litigation with Charlotte Russe, as further described in Note 10.  The Company was not required to repay the $750,000 cash proceeds received from the asset purchase agreement regardless of a favorable or unfavorable outcome of the Charlotte Russe litigation.  The $750,000 cash proceeds received from the asset purchase agreement were recorded as other income in the Company’s consolidated statement of operations during the year ended December 31, 2010.   New Media Retail Concepts, LLC and ECA Holdings II, LLC each received from Charlotte Russe, in respect to the interest they acquired in the litigation, a portion of the settlement amount paid by Charlotte Russe pursuant to the settlement agreement entered into by all parties to the litigation on February 3, 2011.

In May 2010, the Company’s subsidiary, William Rast Sourcing, LLC, entered into a design and licensing agreement with the Target Corporation, as further described in Note 15.  During the year ended December 31, 2010, Target made a direct payment of $250,000 to Justin Timberlake, a minority interest holder of William Rast Sourcing, on behalf of the Company for his services related to the Target agreement.

Kenneth Wengrod, a former member of the Company’s Board of Directors, currently serves as President of FTC Commercial Corp. (“FTC”), a company which he founded in 2002 and in which he holds a minority equity position.  FTC is a global finance commercial service company primarily focused in the apparel industry.  The Company is party to various factoring agreements with FTC as further described in Note 4 to the consolidated financial statements.  As of December 31, 2010 and 2009, total factored accounts receivable with FTC included in due from (to) factor amounted to approximately $92,000 and $4.1 million, respectively.  Net outstanding advances amounted to approximately $43,000 and $3.7 million as of December 31, 2010 and 2009, respectively, and are included in the due from (to) factor balance.  In connection with Mr. Wengrod’s appointment as a director, on September 21, 2007, the Company granted to Mr. Wengrod a ten-year option to purchase 24,000 shares of the Company’s common stock at an exercise price of $0.50 per share pursuant to the Company’s 2005 Stock Incentive Plan.  On June 26, 2008 and June 12, 2009, Mr. Wengrod received an additional 30,000 options at an exercise price of $0.30 per share and 48,000 options at an exercise price of $0.20 per share, respectively, to purchase shares of the Company’s common stock as compensation for director services provided to the Company.  Mr. Wengrod resigned from our Board of Directors on July 12, 2010.

We were party to a consulting arrangement with Susan White, a member of the Company’s Board of Directors, pursuant to which Ms. White provided image and marketing consulting services to the Company.  During the years ended December 31, 2010 and 2009, the Company paid Ms. White approximately $20,000 and $97,000, respectively, for such consulting services.

Pursuant to a private placement transaction entered into on September 28, 2007, the Company’s former distributor in Germany, Unifa GmbH, purchased 500,000 shares of the Company’s common stock.  Net sales to this distributor amounted to approximately $581,000 during the year ended December 31, 2009.  There were no sales to this distributor during the year ended December 31, 2010.

NOTE 19 – OFFICER COMPENSATION

Colin Dyne

On May 21, 2007, the Company’s Board of Directors appointed Colin Dyne as People’s Liberation’s Chief Executive Officer and Co-Chairman of the Board of Directors, and Mr. Dyne became the company’s Chief Financial Officer effective December 30, 2010.  Mr. Dyne received an annual salary of $395,000 from April 1, 2008 through January 31, 2009.  On February 1, 2009, the Company temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $355,500 for Mr. Dyne through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and Mr. Dyne was paid a lump-sum amount of $40,000 to equal his base salary of $395,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board also approved an annual salary of $395,000 for Mr. Dyne on a go-forward basis.  Mr. Dyne also receives medical insurance reimbursements and an auto allowance of $2,000 per month.  Annual bonuses are determined at the discretion of the Board of Directors.  Mr. Dyne did not receive a bonus for the years ended December 31, 2010 and 2009.  On February 3, 2011, Mr. Dyne was awarded a cash bonus of $275,000 and an option to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The option has a term of ten years, vested immediately, and was granted outside the Company’s 2005 Stock Incentive Plan. The cash bonus was awarded to Mr. Dyne in connection with the successful resolution of the Charlotte Russe litigation, as described elsewhere in this report. The option was granted to Mr. Dyne as compensation for a personal guaranty Mr. Dyne provided in connection with the entry into a factoring arrangement by one of the Company’s subsidiaries.

Darryn Barber

Mr. Barber became the Company’s Chief Financial Officer on November 22, 2005 and our President on May 8, 2008.  Mr. Barber received an annual salary of $275,000 from May 8, 2008 through January 31, 2009.  On February 1, 2009, the Company temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $247,500 for Mr. Barber through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and Mr. Barber was paid a lump-sum amount of $25,190 to equal his base salary of $275,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board also approved an annual salary of $275,000 for Mr. Barber on a go-forward basis.  On December 30, 2010, Mr. Barber resigned from his positions with the Company.  Prior to his resignation, Mr. Barber also received medical insurance reimbursements and an auto allowance of $1,500 per month.  Mr. Barber did not receive a bonus for the years ended December 31, 2010 and 2009.  In connection with Mr. Barber’s resignation, the Company entered into a Separation Agreement and a Consulting Agreement with Mr. Barber.  The Consulting Agreement provides that Mr. Barber will provide finance and other services to the Company through December 30, 2011 and receive a payment of $15,000 per month.  The Company will also continue to pay Mr. Barber’s medical insurance premiums and continue coverage under its director and officer insurance policy during the term of the Consulting Agreement.  The terms of Mr. Barber’s Settlement Agreement provide for the continued right to exercise outstanding stock options for a period of twelve months following the termination of Mr. Barber’s Consulting Agreement.

Thomas Nields

On November 8, 2006, Mr. Nields was appointed as the Company’s Chief Operating Officer.  Mr. Nields received an annual salary of $235,000 from April 8, 2008 through January 31, 2009.  On February 1, 2009, the Company temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $211,500 for Mr. Nields through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and Mr. Nields was paid a lump-sum amount of $21,538 to equal his base salary of $235,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board also approved an annual salary of $235,000 for Mr. Nields on a go-forward basis.  On February 3, 2011, Mr. Nields resigned from his position with the Company.  Prior to his resignation as the Company’s Chief Operating Officer, Mr. Nields also received medical insurance reimbursements and an auto allowance of $1,200 per month.  Mr. Nields did not receive a bonus for the years ended December 31, 2010 and 2009.  In connection with Mr. Nields’ resignation, the Company entered into a Separation Agreement and a Consulting Agreement with Mr. Nields.  The Consulting Agreement provides that Mr. Nields will provide supply chain development and other management services to the Company through December 31, 2011 and receive a payment of $15,000 per month.  The Company will also continue to pay Mr. Nields’ medical insurance premiums through February 3, 2012 and continue coverage under its director and officer insurance policy during the term of the Consulting Agreement.  The terms of Mr. Nields’ Settlement Agreement provide for the continued right to exercise outstanding stock options for a period of twelve months following the termination of Mr. Nield’s Consulting Agreement.

Andrea Sobel

On May 22, 2008, Andrea Sobel was appointed the Company’s Executive Vice President of Branding and Licensing.  Ms. Sobel entered into an employment agreement with the Company on May 16, 2008.  Pursuant to the agreement, Ms. Sobel is employed on an "at-will" basis, and received an initial base salary of $200,000 per annum.  Pursuant to the terms of her employment agreement, Ms. Sobel was granted an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.40 per share.  During the first year of her employment, Ms. Sobel was entitled to a bonus in the amount of three percent (3%) of license royalties received by the Company.  There were no license royalties received by the Company during the first year of Ms. Sobel’s employment.  The employment agreement also provides that Ms. Sobel will receive all operative employee compensation, fringe benefit and perquisite, and other benefit and welfare plans or arrangements of the Company then in effect from time to time and in which similarly situated executive officers of the Company generally are entitled to participate.  If at any time prior to May 16, 2011, the Company terminates Ms. Sobel's employment without cause and Ms. Sobel delivers to the Company a signed settlement agreement and general release, the Company will pay Ms. Sobel the equivalent of six months base salary, at her then current rate of pay.

On February 1, 2009, the Company temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $180,000 for Ms. Sobel through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and Ms. Sobel was paid a lump-sum amount of $18,326 to equal her base salary of $200,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board also approved an annual salary of $200,000 for Ms. Sobel on a go-forward basis.  Ms. Sobel also receives medical insurance reimbursements and an auto allowance of $500 per month.  Ms. Sobel did not receive a bonus for the years ended December 31, 2010 and 2009.  On June 12, 2009, the Company awarded Ms. Sobel an option to purchase 45,000 shares of its common stock at an exercise price of $0.20 per share.  The options have a term of ten years and vest 25% after one year from the date of grant and the remaining options vest in equal monthly installments thereafter through July 2013.  On February 3, 2011, the Board of Directors approved an award to Ms. Sobel of options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.15 per share.  The options have a term of ten years and vest in thirty equal monthly installments beginning February 1, 2011 through August 1, 2013.

NOTE 20 – LEASES

The Company leases its principal executive office space under a lease agreement that expires in March 2012.  The facility is approximately 13,000 square feet, and is located in Los Angeles, California.  It is from this facility that the Company conducts all of its design, executive and administrative functions.  Finished goods are shipped from third-party warehouses in Ontario and Los Angeles, California.  Internet products are shipped from a third-party warehouse in Long Beach, California.  The Company has showrooms located in Los Angeles, New York City and Atlanta.  The New York City showroom lease expires in January 2013, the two Los Angeles showroom leases expire in April and May 2013 and the Atlanta showroom lease expires in June 2011.  The Company has four William Rast retail stores located in Los Angeles, San Jose and Cabazon, California, and Miami.  The William Rast retail store leases expire on various dates beginning April 2011 through January 2020.   The Company has three J. Lindeberg retail stores located in New York City, Los Angeles and Miami.  The J. Lindeberg retail store leases expire on various dates beginning June 2014 through March 2017.

The Company accounts for its leases in accordance generally accepted accounting principles, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to operations on a straight line basis over the related lease term.  Total rent expense for the years ended December 31, 2010 and 2009 amounted to approximately $2.3 million and $1.4 million, respectively.

Future annual minimum payments due under the leases are summarized as follows:

Years Ending December 31,
2011	$2,338,816
2012	2,002,309
2013	1,837,600
2014	1,549,109
2015	1,184,209
Thereafter	3,625,323
$12,537,366

NOTE 21 - SEGMENT REPORTING

The Company designs, markets and sells high-end casual apparel under the brand names William Rast and People’s Liberation and, in the United States, J. Lindeberg.  The Wholesale segment sells merchandise directly to better specialty stores, boutiques, select department stores, green grass golf stores, off-price retailers, international customers, distributors and agents, and through the Company’s e-commerce sites. The Retail segment sells the Company’s merchandise and merchandise purchased from its licensees in its retail store locations.  The International segment sold William Rast apparel and accessories through the Company’s subsidiary, William Rast Europe, directly to European customers, distributors and agents, who in turn sold merchandise to retailers in specific territories. The Company ceased operations in its William Rast Europe subsidiary, and as a result, all sales to European and other international customers and distributors are currently sold through the Company’s wholesale division.

Shared operating costs, including design, distribution and customer service departments, are allocated between the operating segments.  Management evaluates the performance of each operating segment based on net revenue and operating income.  The types of products developed and sold by each segment are not sufficiently different to account for these products separately or to justify segmented reporting by product type or brand name.

Summarized financial information concerning the Company’s reportable segments is shown in the following table for the years ended December 31, 2010 and 2009, as follows:

	Year Ended December 31,
	2010	2009
Net Sales:
Wholesale	$25,352,882	$32,683,399
Retail	5,590,650	2,623,507
International	8,976	327,900
	$30,952,508	$35,634,806

Gross Profit:
Wholesale	$10,586,900	$15,249,505
Retail	4,183,887	1,862,185
International	37,667	133,057
	$14,808,454	$17,244,747

Operating Income (Loss):
Wholesale	$(3,875,871)	$(151,059)
Retail	(63,224)	206,891
International	(483)	(498,061)
	$(3,939,578)	$(442,229)

Capital Expenditures:
Wholesale	$111,595	$172,060
Retail	750,101	499,573
International	-	-
	$861,696	$671,633

Total Assets:
Wholesale	$6,514,365	$6,548,070
Retail	2,759,607	2,224,489
International	25,664	217,780
	$9,299,636	$8,990,339

As of December 31, 2010 and 2009, $9.3 million and $8.8 million, respectively, of our assets were located in the United States. The Wholesale segment had net revenue to one customer, exceeding 10% of net revenue, during the year ended December 31, 2010 amounting to $4.8 million.  The Wholesale segment had net revenue to two customers, exceeding 10% of net sales, during the year ended December 31, 2009 amounting to $13.0 million.

NOTE 22 - CUSTOMER CONCENTRATION

During the year ended December 31, 2010, one customer comprised greater than 10% of the Company’s revenue.  Revenue received from this customer amounted to 15.8% of net revenue for the year ended December 31, 2010.  During the year ended December 31, 2009, two customers comprised greater than 10% of the Company’s revenue.  Revenue received from these customers amounted to 18.6% and 18.0% of net revenue for the year ended December 31, 2009.  At December 31, 2010 and 2009, the majority of receivables due from these customers are included in due from (to) factor.

NOTE 23 - SUPPLIER CONCENTRATION

During the year ended December 31, 2010, three suppliers comprised greater than 10% of the Company’s consolidated purchases.  Purchases from these suppliers amounted to 18.8%, 24.1% and 28.4% for the year ended December 31, 2010.  At December 31, 2010, accounts payable and accrued expenses included an aggregate of approximately $2.0 million due to these vendors.  During the year ended December 31, 2009, three suppliers comprised greater than 10% of the Company’s consolidated purchases.  Purchases from these suppliers amounted to 11.0%, 18.3% and 30.1% for the year ended December 31, 2009.  At December 31, 2009, accounts payable and accrued expenses included an aggregate of approximately $1.2 million due to these vendors.

During the years ended December 31, 2010 and 2009, the Company purchased substantially all of its J. Lindeberg brand products from J. Lindeberg AB of Sweden, the beneficial owner of 50% of the Company’s subsidiary, J. Lindeberg USA.  Total purchases from J. Lindeberg AB for the years ended December 31, 2010 and 2009 amounted to approximately $3.3 million and $2.4 million, respectively.  Included in Due to Member as of December 31, 2010 and 2009 is approximately $159,000 and $427,000, respectively, due to J. Lindeberg AB for product purchases.

NOTE 24 - OFF-BALANCE SHEET RISK AND CONTINGENCIES

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable.  The Company sells the majority of its trade accounts receivable to its factors and is contingently liable to the factors for merchandise disputes and other customer claims.  At December 31, 2010, total factor receivables approximated $2.0 million.  The factor also issues letters of credit and vendor guarantees on the Company’s behalf.  There were no outstanding letters of credit and vendor guarantees as of December 31, 2010.  There was no outstanding ledger debt (payables to suppliers that use the same factor as the Company) as of December 31, 2010.

The Company is subject to certain legal proceedings and claims arising in connection with its business.  In the opinion of management, there are currently no claims that could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In addition to the indemnification required by the Company’s Amended and Restated Certificate of Incorporation and bylaws, the Company has entered into indemnity agreements with each of its current officers, former officers Darryn Barber and Thomas Nields, directors and key employees.  These agreements provide for the indemnification of the Company’s directors, officers, former officers and key employees for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were the Company’s agents.  The Company believes these indemnification provisions and agreements are necessary to attract and retain qualified directors, officers and employees.

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

NOTE 25 – PROFIT SHARING PLAN

The Company has established a 401(k) profit-sharing plan for the benefit of eligible employees.  The Company may make contributions to the plan as determined by the Board of Directors.  There were no contributions made during the years ended December 31, 2010 and 2009.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.      Controls and Procedures

Evaluation of Controls and Procedures

Members of the our management, including our Chief Executive Officer and Chief Financial Officer, Colin Dyne, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2010, the end of the period covered by this report.  Based upon that evaluation, Mr. Dyne has concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment and those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

Item 9B.      Other Information

None

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

Our Board of Directors is divided into three classes designated Class I, Class II and Class III.   Directors hold office for staggered terms of three years. One of the three classes is elected each year to succeed the directors whose terms are expiring.

On July 12, 2010, Kenneth Wengrod resigned as a director.  In order to reapportion the number of directors serving as Class I, Class II, and Class III directors, so that each Class of directors is represented as evenly as possible on our Board in accordance with our Amended and Restated Certificate of Incorporation, on February 3, 2011, Colin Dyne resigned as our Class III director, and was reappointed as a Class I director. Following Mr. Dyne's resignation and reappointment, Mr. Dyne serves as the Class I director, Susan White serves as the Class II director, and Dean Oakey serves as the Class III director.  The Class I, Class II and Class III directors serve terms that expire in 2012, 2013 and 2011, respectively.

The following table sets forth the name, age and position of each of our executive officers and directors as of March 30, 2011.  There are no family relationships between our executive officers and directors.

Name	Age	Director Class	Position Held

Colin Dyne	47	I	Chief Executive Officer, Chief Financial Officer, Director and Chairman of the Board
Dean Oakey	53	III	Director
Susan White	60	II	Director
Andrea Sobel	43		Executive Vice President of Branding and Licensing

Colin Dyne became our Chief Executive Officer and a director of the company on May 21, 2007 and our Chief Financial Officer effective December 30, 2010.  Colin Dyne is a significant stockholder of the company, and has served as a consultant to the company from December 2005 until May 2007, advising on strategic sales initiatives.  Mr. Dyne also served as Vice Chairman of the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon zippers, until July 2010.  Mr. Dyne founded Tag-It, Inc., a subsidiary of Talon, in 1991.  Mr. Dyne served as Talon’s President from inception and as its Chief Executive Officer from 1997 to 2005. Mr. Dyne was selected to become a director of the company due to his knowledge of the apparel industry.

Dean Oakey has served as a director since November 22, 2005 and was selected to become a director of the company due to his knowledge of the apparel industry and his experience as an investment banking professional.  Mr. Oakey is the Managing Partner of CDP Management Partners, LLC, a merchant banking firm focusing on principal investments and consulting in the restaurant, food processing, and retail industries.  Mr. Oakey has held this position since April 2009.  From June 1997 to April 2009, Mr. Oakey served as the Managing Director of Investment Banking for SMH Capital, Corp., an investment banking firm.  In this capacity, Mr. Oakey was responsible for business development and management duties, with a focus on the consumer products and services industries.

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

Director Independence

We do not have a separately designated audit, compensation or nominating committee of our board of directors and the functions customarily delegated to these committees are performed by our full board of directors.  We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors.  We have, however, determined that of our four directors who served during our last completed fiscal year, only Susan White was “independent” as that term is defined in Section 5605 of the NASDAQ Listing Rules as required by the NASDAQ Stock Market.  As we do not maintain an audit committee, we do not have an audit committee "financial expert" within the meaning of Item 407(d) of Regulation S-K.

We may establish an audit committee, compensation committee, and nominating and corporate governance committee upon the expansion of our board to include at least three directors who are independent under the applicable rules of the SEC and NASDAQ.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2010, except for the filing of one late report on Form 4 reporting late one transaction by Dean Oakey, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a Code of Ethics applicable to all of our Board members and to all of our employees, including our Chief Executive Officer and Chief Financial Officer, and Executive Vice President of Branding and Licensing.  The Code of Ethics constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules.  The Code of Ethics has been publicly filed with the SEC as an exhibit to this Annual Report on Form 10-K.  Our code of ethics is posted on our Internet website located at www.pplbusa.com in the section titled “Investor Relations---Corporate Governance.”  You may also request a copy of the Code of Ethics by writing or calling us at:

People’s Liberation, Inc.

Attn:  Investor Relations
1212 S. Flower Street, 5th Floor
Los Angeles, CA 90015
(213) 745-2123

Any waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed in a report on Form 8-K filed with the SEC.

Item 11.      Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid for services provided to us in all capacities for each of the two fiscal years ended December 31, 2010 and 2009 as to each person serving as our Chief Executive Officer and Chief Financial Officer during 2010 and the two most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of the 2010 fiscal year whose compensation exceeded $100,000 (referred to as named executive officers).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
Colin Dyne Chief Executive Officer and Chief Financial Officer	2010 2009	395,004 398,803	- -	- -	63,688 41,001	458,692 439,804
Darryn Barber(3) Former Chief Financial Officer and President	2010 2009	275,016 275,016	- -	- -	35,364 34,132	310,380 309,148
Thomas Nields(4) Former Chief Operating Officer	2010 2009	235,008 235,008	- -	- -	35,004 30,253	270,012 265,261
Andrea Sobel Executive Vice President of Branding and Licensing	2010 2009	200,016 200,016	- -	- 1,286	17,688 14,030	217,704 215,332

(1)
The amounts in this column represent the grant date fair value with respect to stock options granted in the applicable fiscal year.  For additional information on the valuation assumptions with respect to option grants, including the options granted in 2009, please see Note 16 to our financial statements for the years ended December 31, 2010 and 2009.  The amount does not reflect the actual value that may be realized by the named executive officer which depends on the value of our shares in the future.

(2)
Other compensation indicated in the above table consists of medical and disability insurance and car allowances and expenses.  Included in other compensation for Mr. Dyne for the year ended December 31, 2010 is approximately $27,000 of medical insurance expenses.

(3)
On December 30, 2010, Mr. Barber resigned from his positions with the company.  In connection with Mr. Barber’s resignation, we entered into a Separation Agreement and a Consulting Agreement with Mr. Barber as further described below.

(4)
On February 3, 2011, Mr. Nields resigned from his positions with the company.  In connection with Mr. Nields’s resignation, we entered into a Separation Agreement and a Consulting Agreement with Mr. Nields as further described below.

Narrative Disclosure to Summary Compensation Table

We do not have a separate compensation committee and therefore, our executive compensation program is administered by our Board of Directors.  The Board is responsible for, among other functions, administering our stock incentive plan, and negotiating, reviewing and awarding the annual salary, bonus, stock options and other benefits of our executive officers.

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

Compensation for Fiscal Year Ended December 31, 2010

In the fiscal year ended December 31, 2010, we compensated our executive officers through base salary and perquisites, which consisted of medical and disability insurance and car allowances and expenses.

As of January 1, 2009, the annual salaries of Colin Dyne, Darryn Barber, Tom Nields and Andrea Sobel were $395,000, $275,000, $235,000 and $200,000, respectively.  Effective as of February 1, 2009, the Board, in consultation with our Chief Executive Officer and Chief Financial Officer, resolved to temporarily reduce the base salaries of each of our named executive officers by 10% through April 30, 2009.  The reduction in salary was made to improve our future operating cash flow in view of the current economic conditions prevailing at the time.  The temporary base salary reduction continued beyond the April 30, 2009 date contemplated by the Board in February 2009 and resulted in a base salary reduction through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and each of our executive officers was paid a lump-sum amount to equal their respective base salary in effect prior to the salary reduction of February 1, 2009.  The reversal of the salary reduction was made to retain and motivate our executives to lead and grow our company.  Throughout 2010, Colin Dyne, Darryn Barber, Tom Nields and Andrea Sobel earned base salaries of $395,000, $275,000, $235,000 and $200,000, respectively.

There were no bonuses paid to our senior management team in the fiscal year ended December 31, 2010, as determined by our Board of Directors based on the performance of the company.  During 2010, we were not party to any written employment agreements with our named executive officers, with the exception of Andrea Sobel (as further described below).  The following is a description of the material terms of each of our named executive officer’s employment arrangements with us:

Colin Dyne

On May 21, 2007, our Board of Directors appointed Colin Dyne as our Chief Executive Officer and Co-Chairman of the Board of Directors, and Mr. Dyne became our Chief Financial Officer effective December 30, 2010. Mr. Dyne received an annual salary of $395,000 from April 1, 2008 through January 31, 2009.  On February 1, 2009, we temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $355,500 for Mr. Dyne through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and Mr. Dyne was paid a lump-sum amount of $40,000 to equal his base salary of $395,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board also approved an annual salary of $395,000 for Mr. Dyne on a go-forward basis.  Mr. Dyne also receives medical insurance reimbursements and an auto allowance of $2,000 per month.  Annual bonuses are determined at the discretion of the Board of Directors.  Mr. Dyne did not receive a bonus for the years ended December 31, 2010 and 2009.  On February 3, 2011, Mr. Dyne was awarded a cash bonus of $275,000 and an option to purchase 3,000,000 shares of our common stock at an exercise price of $0.15 per share. The option has a term of ten years, vested immediately, and was granted outside our 2005 Stock Incentive Plan. The cash bonus was awarded to Mr. Dyne in connection with the successful resolution of the Charlotte Russe litigation, as described elsewhere in this report. The option was granted to Mr. Dyne as compensation for personal guaranties Mr. Dyne provided in connection with the company’s factoring arrangements.

Darryn Barber

Mr. Barber became our Chief Financial Officer on November 22, 2005 and our President on May 8, 2008.  Mr. Barber received an annual salary of $275,000 from May 8, 2008 through January 31, 2009.  As discussed above, on February 1, 2009, we temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $247,500 for Mr. Barber through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and Mr. Barber was paid a lump-sum amount of $25,190 to equal his base salary of $275,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board also approved an annual salary of $275,000 for Mr. Barber on a go-forward basis.  On December 30, 2010, Mr. Barber resigned from his positions with the company.  Prior to his resignation, Mr. Barber also received medical insurance reimbursements and an auto allowance of $1,500 per month.  Mr. Barber did not receive a bonus for the years ended December 31, 2010 and 2009.  In connection with Mr. Barber’s resignation, we entered into a Separation Agreement and a Consulting Agreement with Mr. Barber.  The Consulting Agreement provides that Mr. Barber will provide finance and other services to the company through December 30, 2011 and receive a payment of $15,000 per month.  We will also continue to pay Mr. Barber’s medical insurance premiums and continue coverage under our director and officer insurance policy during the term of the Consulting Agreement.  The terms of Mr. Barber’s Settlement Agreement provide for the continued right to exercise outstanding stock options for a period of twelve months following the termination of Mr. Barber’s Consulting Agreement.

   Thomas Nields

On November 8, 2006, Mr. Nields was appointed our Chief Operating Officer.  Mr. Nields received an annual salary of $235,000 from April 8, 2008 through January 31, 2009.  On February 1, 2009, we temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $211,500 for Mr. Nields through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and Mr. Nields was paid a lump-sum amount of $21,538 to equal his base salary of $235,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board also approved an annual salary of $235,000 for Mr. Nields on a go-forward basis.  On February 3, 2011, Mr. Nields resigned from his position with the company.  Prior to his resignation, Mr. Nields also received medical insurance reimbursements and an auto allowance of $1,200 per month.  Mr. Nields did not receive a bonus for the years ended December 31, 2010 and 2009.  In connection with Mr. Nields’ resignation, we entered into a Separation Agreement and a Consulting Agreement with Mr. Nields.  The Consulting Agreement provides that Mr. Nields will provide supply chain development and other management services to the company through December 31, 2011 and receive a payment of $15,000 per month.  We will also continue to pay Mr. Nields’ medical insurance premiums through February 3, 2012 and continue coverage under our director and officer insurance policy during the term of the Consulting Agreement.  The terms of Mr. Nields’ Settlement Agreement provide for the continued right to exercise outstanding stock options for a period of twelve months following the termination of Mr. Nield’s Consulting Agreement.

Andrea Sobel

On May 22, 2008, Andrea Sobel was appointed our Executive Vice President of Branding and Licensing.  Ms. Sobel entered into an employment agreement with the company on May 16, 2008.  Pursuant to the agreement, Ms. Sobel is employed on an "at-will" basis, and received an initial base salary of $200,000 per annum.  Pursuant to the terms of her employment agreement, Ms. Sobel was granted an option to purchase 200,000 shares of our common stock at an exercise price of $0.40 per share.  During the first year of her employment, Ms. Sobel was entitled to a bonus in the amount of three percent (3%) of license royalties received by the company.  There were no license royalties received by the company during the first year of Ms. Sobel’s employment.  The employment agreement also provides that Ms. Sobel will receive all operative employee compensation, fringe benefit and perquisite, and other benefit and welfare plans or arrangements of the company then in effect from time to time and in which similarly situated executive officers of the company generally are entitled to participate.  If at any time prior to May 16, 2011, we terminate Ms. Sobel's employment without cause and Ms. Sobel delivers to us a signed settlement agreement and general release, we will pay Ms. Sobel the equivalent of six months base salary, at her then current rate of pay.  On February 1, 2009, we temporarily reduced all officer salaries by 10%, resulting in a new annual salary base of $180,000 for Ms. Sobel through December 20, 2009.  On December 21, 2009, the Board approved a reversal of the base salary reduction and Ms. Sobel was paid a lump-sum amount of $18,326 to equal her base salary of $200,000 in effect prior to the salary reduction of February 1, 2009.  On December 21, 2009, the Board also approved an annual salary of $200,000 for Ms. Sobel on a go-forward basis.  Ms. Sobel also receives medical insurance reimbursements and an auto allowance of $500 per month.  Ms. Sobel did not receive a bonus for the years ended December 31, 2010 and 2009.  On June 12, 2009, we awarded Ms. Sobel an option to purchase 45,000 shares of our common stock at an exercise price of $0.20 per share.  On February 3, 2011, our Board of Directors approved an award to Ms. Sobel of options to purchase 500,000 shares of our common stock at an exercise price of $0.15 per share.  The options have a term of ten years and vest in thirty equal monthly installments beginning February 1, 2011 through August 1, 2013.

Outstanding Equity Awards at Fiscal Year-End 2010

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2010.  None of the named executive officers exercised options during the fiscal year ended December 31, 2010.  Mr. Dyne did not hold any options as of December 31, 2010.

		Number of Securities Underlying Unexercised Options (#)
Name	Grant Date	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Darryn Barber	July 7, 2006 (1)	300,000	--	1.25	(11)
	June 5, 2007 (2)	150,000	--	0.46	(11)
	August 7, 2007 (3)	100,000	--	0.38	(11)
	November 14, 2007 (4)	450,000	--	0.50	(11)
Tom Nields	June 22, 2006 (5)	100,000	--	1.25	(12)
	June 5, 2007 (6)	150,000	--	0.46	(12)
	August 7, 2007 (7)	100,000	--	0.38	(12)
	August 7, 2008 (8)	250,000	--	0.40	(12)
Andrea Sobel	May 16, 2008 (9)	200,000	--	0.40	May 16, 2018
	June 12, 2009 (10)	16,875	28,125	0.20	June 12, 2019

(1)	200,000 shares vested on the date of grant, and the right to purchase the remaining 100,000 underlying shares vested in monthly 25,000 share increments over the four months following the grant date.

(2)	These options vested immediately on the date of grant.

(3)	These stock options vested 50% on August 1, 2008, and the remaining 50% vested in equal monthly installments thereafter through August 1, 2009.

(4)	These stock options vested in ten equal quarterly installments of 45,000 shares commencing February 14, 2008 through May 14, 2010.

(5)	These stock options vested 25% on the first anniversary of the date of grant, and the remaining 75% vest in equal monthly installments thereafter through July 1, 2010.

(6)	These options vested immediately on the date of grant.

(7)	These stock options vested 50% on August 1, 2008, and the remaining 50% vested in equal monthly installments thereafter through August 1, 2009.

(8)	These stock options vested in eight equal quarterly installments of 31,250 shares commencing November 7, 2008 through August 7, 2010.

(9)	These stock options vested 50% on May 1, 2009, and the remaining 50% vest in equal monthly installments thereafter through October 1, 2010.

(10)	These stock options vest 25% on June 12, 2010 and the remaining 75% vest in equal monthly installments thereafter through July 12, 2013.

(11)
In accordance with the Separation Agreement and Consulting Agreement entered into with Mr. Barber as a result of his resignation as an officer of the company on December 30, 2010, all options granted to Mr. Barber expire twelve months from the date Mr. Barber ceases to perform consulting services to the company in accordance with the Consulting Agreement.

(12)
In accordance with the Separation Agreement and Consulting Agreement entered into with Mr. Nields as a result of his resignation as an officer of the company on February 3, 2011, all options granted to Mr. Nields expire twelve months from the date Mr. Nields ceases to perform consulting services to the company in accordance with the Consulting Agreement.

Director Compensation

The following table details the total compensation earned by the company’s non-employee directors in 2010:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dean Oakey	10,000	-	-	10,000
Susan White (1)	10,000	-	20,000	30,000
Kenneth Wengrod (2)	5,000	-	-	5,000
Total	25,000	-	-	45,000

(1)	Ms. White performed consulting services to the Company and received $20,000 of consulting fees during the year ended December 31, 2010.

(2)	Mr. Wengrod resigned from our Board of Directors on July 12, 2010.

The general policy of our Board is that compensation for non-employee directors should be a mix of cash and equity based compensation.  We do not pay management directors for Board service in addition to their regular employee compensation.  Currently, we pay our non-employee directors an annual fee of $10,000.  Our directors are also reimbursed for travel expenses associated with attendance at Board meetings.  There were no reimbursements for travel expenses for the fiscal year ended December 31, 2010.

We do not have a formal policy with regard to option grants to our Board of Directors.  However, when a director is elected or appointed to our Board, we generally follow a practice of granting an option to such director to purchase up to 30,000 shares of our common stock, with the size of the option grant being determined based on the number of months the new director will serve as a director in the fiscal year in which the option grant is awarded.  Thereafter, we generally issue annual option grants to all non-employee directors to purchase up to 48,000 shares.  In June 2010, there were no option grants to our non-employee directors, Mr. Oakey, Ms. White and Mr. Wengrod.

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

In addition to the indemnification required in our Amended and Restated Certificate of Incorporation and bylaws, we have entered into indemnity agreements with each of our current officers, former officers Darryn Barber and Thomas Nields, directors and key employees.  These agreements provide for the indemnification of our directors, officers, former officers and key employees for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were our agents.  We believe these indemnification provisions and agreements are necessary to attract and retain qualified directors, officers and key employees.

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of our common stock as of March 17, 2011 by:

•	each of the executive officers listed in the summary compensation table;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each shareholder known to us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options and warrants from the Company that are currently exercisable or exercisable within 60 days of March 17, 2011 are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 36,002,563 shares of our common stock outstanding on March 17, 2011.  Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o People’s Liberation, Inc., 1212 S. Flower Street, 5th Floor, Los Angeles, CA 90015.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Colin Dyne (1) Director, Chief Executive Officer, Chief Financial Officer and Secretary	10,531,560	27.0%
Andrea Sobel (2) Executive Vice President of Branding and Licensing	288,230	*
Dean Oakey (3) Director	215,483	*
Susan White (4) Director	102,000	*
Named Directors and officers as a group (4 persons) (5)	11,137,273	28.2%

5% Shareholders:
Gerard Guez (6)	10,698,387	29.7%
Bristol Investment Fund Ltd (7)	3,528,700	9.8%
___________________________

*	Less than 1%

(1)	Consists of 7,531,560 shares of common stock and options to purchase 3,000,000 shares of common stock.

(2)	Consists of 288,230 options to purchase common stock.

(3)	Consists of 77,483 shares of common stock, and options to purchase 138,000 shares of common stock.

(4)	Consists of 102,000 options to purchase common stock.

(5)	Consists of 7,609,043 shares of common stock and options to purchase 3,528,230 shares of common stock

(6)
Consists of 10,698,387 shares of common stock.  On December 10, 2007, Gerard Guez entered into a purchase agreement with Daniel Guez, whereby Gerard Guez purchased 10,698,387 shares of common stock held by Daniel Guez.  The address of Gerard Guez is 9000 Sunset Boulevard, Penthouse West Hollywood, CA  90069.

(7)
Consists of 3,528,700 shares of common stock.  Paul Kessler, as Director, exercises voting and investment authority over the shares held by this company.  The address of Bristol Investment Fund, Ltd. is Caledonian Fund Services (Cayman) Limited, 69 Dr. Roy's Drive, Georgetown, Grand Cayman KY1-1102, Cayman Islands.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	2,585,000	$0.57	2,915,000
Equity compensation plans not approved by security holders	440,000	$0.47	--
Total	3,025,000		2,915,000

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

On November 13, 2007, we issued a warrant to purchase 150,000 shares of our common stock to Tennman WR-T, Inc.  The warrant has an exercise price of $0.40, vested immediately and has a term of five years.  No proceeds were received by us as a result of the warrant issuance.

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

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Other than the employment arrangements described above in “Executive Compensation” and the transactions described below, since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•
in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Officers and Directors and 5% Shareholders

Colin Dyne became our Chief Executive Officer and a director of the company on May 21, 2007 and our Chief Financial Officer effective as of December 31, 2010.  Mr. Dyne served as Vice Chairman of the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon zippers, until July 2010.  Mr. Dyne founded Tag-It, Inc., a subsidiary of Talon, in 1991.  Mr. Dyne served as Talon’s President from inception and as its Chief Executive Officer from 1997 to 2005.  During the years ended December 31, 2010 and 2009, we purchased trim products from Talon amounting to approximately $123,000 and $219,000, respectively.

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

In connection with the promissory note discussed above, we also entered into an asset purchase agreement with New Media Retail Concepts, LLC and ECA Holdings II, LLC, an entity affiliated with Mark Dyne, on August 13, 2010.  In exchange for $750,000 cash, we sold 50% of any future net proceeds, after legal fees and expenses, that we may receive as a result of our litigation with Charlotte Russe, as further described elsewhere in this report.  We were not required to repay the $750,000 cash proceeds received from the asset purchase agreement regardless of a favorable or unfavorable outcome of the Charlotte Russe litigation.  New Media Retail Concepts, LLC and ECA Holdings II, LLC each received from Charlotte Russe, in respect to the interest they acquired in the litigation, a portion of the settlement amount paid by Charlotte Russe pursuant to the settlement agreement entered into by all parties to the litigation on February 3, 2011.

In May 2010, our subsidiary, William Rast Sourcing, LLC, entered into a design and licensing agreement with the Target Corporation, as further described elsewhere in this report.  During the year ended December 31, 2010, Target made a direct payment of $250,000 to Justin Timberlake, a minority interest holder of William Rast Sourcing, on our behalf for his services related to the Target agreement.

Kenneth Wengrod, a former member of our Board of Directors, currently serves as President of FTC Commercial Corp., a company which he founded in 2002 and in which he continues to hold a minority equity position.  We are party to a factoring agreement with FTC as further described elsewhere in this report.  As of December 31, 2010 and 2009, total factored accounts receivable with FTC included in due from (to) factor amounted to approximately $92,000 and $4.1 million, respectively.  Net outstanding advances amounted to approximately $43,000 and $3.7 million as of December 31, 2010 and 2009, respectively, and are included in the due to factor balance.  Mr. Wengrod resigned from our Board of Directors on July 12, 2010.

Effective April 1, 2009, we entered into a consulting agreement with Innovative Brand Solutions LLC, an entity owned by our director, Susan White. The agreement provided that Ms. White was to provide marketing and branding services on our behalf and receive a monthly payment of $10,000 for a period of one year ending April 1, 2010. During the years ended December 31, 2010 and 2009, we paid Ms. White approximately $20,000 and $96,980, respectively, for marketing and branding services provided to the company.

Item 14.       Principal Accounting Fees and Services

Our Board of Directors does not have an Audit Committee.  The functions customarily delegated to an Audit Committee are performed by our full Board of Directors.  Effective November 30, 2005, Grobstein, Horwath & Company, LLP became our principal independent accounting firm.  In 2009, the personnel of Grobstein, Horwath & Company joined with Crowe Horwath LLP.  As a result of this event, the Company’s client relationship with Grobstein, Horwath & Company ceased and, effective February 20, 2009, Crowe Horwath LLP became the Company’s principal independent accounting firm.  All audit work for the fiscal years ended December 31, 2010 and 2009 was performed by the full time employees of Crowe Horwath, LLP.  Generally, the Board approves in advance audit and non-audit services to be provided by our independent accounting firms. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Board has delegated pre-approval authority to the Chairman of the Board for matters which arise or otherwise require approval between regularly scheduled meetings of the Board of Directors, provided that the Chairman reports such approvals to the Board at the next regularly scheduled meeting of the Board of Directors. No audit-related services were approved by the Board of Directors in accordance with Item 2-01(c)(7)(i)(C) of Regulation S-X.

Audit Fees

Fees for audit and review services provided by Crowe Horwath LLP totaled approximately $149,000 during the year ended December 31, 2010, including fees associated with the December 31, 2009 audit, the reviews of our quarterly financial statements for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009, and the restatement of our financial statements for the annual and quarterly periods beginning January 1, 2008 through March 31, 2010.

Fees for audit and review services provided by Crowe Horwath LLP totaled approximately $164,000 during the year ended December 31, 2009, including fees associated with the December 31, 2009 audit, and the reviews of our quarterly financial statements for the periods ended March 31, 2009, June 30, 2009 and September 30, 2009.

Audit-Related Fees

Audit-related services provided by Grant Thornton LLP amounted to approximately $5,000 and related to technical accounting consulting services provided to the Company during the year ended December 31, 2010.  There were no audit-related services provided for the year ended December 31, 2009.

Tax Fees

Fees for tax services provided by Grant Thornton LLP during the year ended December 31, 2010 amounted to approximately $50,000.  Tax services provided during the year ended December 31, 2010 primarily consisted of the preparation of the Federal and State tax returns for the Company.

Fees for tax services provided by Crowe Horwath LLP during the year ended December 31, 2009 amounted to approximately $48,000.  Tax services provided during the year ended December 31, 2009 primarily consisted of the preparation of the Federal and State tax returns for the Company and its subsidiaries, other tax compliance services and transfer pricing research.

All Other Fees

No other fees were incurred during the years ended December 31, 2010 and 2009 for services provided by Crowe Horwath LLP or Grant Thornton LLP.

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

PEOPLE’S LIBERATION, INC.

Date: March 31, 2011	/s/ Colin Dyne By: Colin Dyne Its: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of People's Liberation, Inc. do hereby constitute and appoint Colin Dyne with full power of substitution and resubstitution, as their true and lawful attorney and agent, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Colin Dyne Colin Dyne	Chief Executive Officer, Chief Financial Officer, Secretary, and Director (Principal Executive, Financial and Accounting Officer)	March 31, 2011
/s/ Susan White Susan White	Director	March 31, 2011
/s/ Dean Oakey Dean Oakey	Director	March 31, 2011

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

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

10.2
Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC, dated as of January 1, 2007 by and between Bella Rose, LLC and Tennman WR-T, Inc..  Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (dated May 8, 2007), filed with the Securities and Exchange Commission on May 14, 2007.

10.3
Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, dated as of January 1, 2007 by and between Bella Rose, LLC and Tennman WR-T, Inc..  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (dated May 8, 2007), filed with the Securities and Exchange Commission on May 14, 2007.

10.4
Registration Rights Agreement dated September 28, 2007, by and among People’s Liberation and the investors identified on the signature pages thereof.  Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

10.5
Form of Warrant issued to Europlay Capital Advisors, LLC, dated October 1, 2007.  Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

10.6
Form of Warrant issued to Tennman WR-T, Inc., dated November 13, 2007.  Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

10.7
First Amendment to Amended and Restated Operating Agreement of William Rast Sourcing, LLC dated as of November 9, 2007, and effective as of April 1, 2007, by and between Bella Rose, LLC and Tennman WR-T, Inc..  Incorporated by reference to Exhibit 10.30 to our Registration Statement on Form SB-2 (File No. 333-147684) filed on November 28, 2007.

10.8
First Amendment to Amended and Restated Operating Agreement of William Rast Licensing, LLC dated as of November 9, 2007, and effective as of April 1, 2007, by and between Bella Rose, LLC and Tennman WR-T, Inc..  Incorporated by reference to Exhibit 10.31 to our Registration Statement on Form SB-2 (File No. 333-147684) filed on November 28, 2007.

10.9
Design Services Agreement between William Rast Sourcing, LLC and Paris68, LLC dated February 27, 2008.  Incorporated by reference to Exhibit 10.33 to our Current Report on Form 10-KSB filed March 24, 2008.

10.10
Employment Agreement by and between People’s Liberation, Inc. and Andrea Sobel dated May 16, 2008.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (dated May 16, 2008), filed with the Securities and Exchange Commission on May 22, 2008. **

10.11
Operating Agreement of J. Lindeberg USA, LLC, effective as of July 1, 2008, by and among J. Lindeberg USA, LLC, Bella Rose, LLC and J. Lindeberg USA Corp.  Incorporated by referenced to Exhibit 10.1 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.12
JL Sweden Services Agreement, effective as of July 1, 2008, by and between J. Lindeberg AB and J. Lindeberg USA, LLC.  Incorporated by referenced to Exhibit 10.2 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.13
Management Services Agreement, effective as of July 1, 2008, by and between People's Liberation, Inc. and J. Lindeberg USA, LLC.  Incorporated by referenced to Exhibit 10.3 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.14
Trademark License Agreement, effective as of July 1, 2008, by and between J. Lindeberg AB and J. Lindeberg USA, LLC.  Incorporated by referenced to Exhibit 10.4 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.15
Factoring Agreement, dated August 6, 2008, by and between J. Lindeberg USA, LLC and FTC Commercial Corp.  Incorporated by referenced to Exhibit 10.5 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.16
Inventory Loan Facility Agreement, dated August 6, 2008, by and between J. Lindeberg USA, LLC and FTC Commercial Corp.  Incorporated by referenced to Exhibit 10.6 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.17	Form of Guaranty entered into in favor of FTC Commercial Corp. Incorporated by referenced to Exhibit 10.7 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.18
Standard Office Lease, dated January 22, 2009, by and between 1212 Flower Real Estate, LLC and People’s Liberation, Inc.  Incorporated by reference to Exhibit 10.37 to our Current Report on Form 10-K filed March 31, 2009.

10.19
Standard Industrial/Commercial Multi-Tenant Lease- Gross, dated January 22, 2009, by and between 1212 Flower Real Estate, LLC and People’s Liberation, Inc.  Incorporated by reference to Exhibit 10.38 to our Current Report on Form 10-K filed March 31, 2009.

10.20
Addendum to Standard Industrial/Commercial Multi-Tenant Lease- Gross, dated January 22, 2009, by and between 1212 Flower Real Estate, LLC and People’s Liberation, Inc.  Incorporated by reference to Exhibit 10.39 to our Current Report on Form 10-K filed March 31, 2009.

10.21
Independent Consultant Agreement, dated April 1, 2009, by and between People’s Liberation, Inc. and Innovative Brand Solutions, LLC.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed May 15, 2009.

10.22
Amendment No. 1 to Factoring Agreement dated January 1, 2010 by and between FTC Commercial Corp. and William Rast Sourcing, LLC.  Incorporated by reference to Exhibit 10.35 to our Current Report on Form 10-K  filed with the Securities and Exchange Commission on March 31, 2010.

10.23
Amendment No. 2 to Factoring Agreement dated January 1, 2010 by and between FTC Commercial Corp. and William Rast Sourcing, LLC.  Incorporated by reference to Exhibit 10.36 to our Current Report on Form 10-K  filed with the Securities and Exchange Commission on March 31, 2010.

10.24
Asset Purchase Agreement entered into on August 13, 2010 by and among ECA Holdings II, LLC and New Media Retail Concepts, LLC and People’s Liberation, Inc. and its wholly-owned subsidiary Versatile Entertainment, Inc.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed November 12, 2010.

10.25
Form of Promissory Note entered into on August 13, 2010 by William Rast Licensing, LLC in favor of Mobility Special Situations I, LLC. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed November 12, 2010.

10.26
Borrower Security Agreement entered into on August 13, 2010 by William Rast Licensing, LLC in favor of Mobility Special Situations I, LLC.  Incorporated by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed November 12, 2010.

10.27
Guarantor Security Agreement entered into on August 13, 2010 by People’s Liberation, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Mobility Special Situations I, LLC.  Incorporated by reference to Exhibit 10.4 to our Current Report on Form 10-Q filed November 12, 2010.

10.28
Guaranty entered into on August 13, 2010 by People’s Liberation, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Mobility Special Situations I, LLC.  Incorporated by reference to Exhibit 10.5 to our Current Report on Form 10-Q filed November 12, 2010.

10.29
APA Security Agreement entered into on August 13, 2010 by People’s Liberation, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Licensing, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of ECA Holdings II, LLC.  Incorporated by reference to Exhibit 10.6 to our Current Report on Form 10-Q filed November 12, 2010.

10.30	Factoring Agreement effective as of October 7, 2010 by and between Rosenthal & Rosenthal, Inc. and William Rast Sourcing, LLC.

10.31	Inventory Security Agreement effective as of October 7, 2010 by William Rast Sourcing, LLC in favor of Rosenthal & Rosenthal, Inc.

10.32	Assignment Agreement effective as of October 7, 2010 by and between William Rast Licensing, LLC and Rosenthal & Rosenthal, Inc.

10.33	Form of Guarantee in favor of Rosenthal & Rosenthal.

10.34	Consulting Agreement entered into on December 30, 2010 by and between People’s Liberation, Inc. and Darryn Barber.

10.35	Separation Agreement entered into as of December 30, 2010 by and between Darryn Barber, People’s Liberation, Inc. and its subsidiaries.

10.36	Amendment to Factoring Agreement entered into on February 2, 2011 by and between J. Lindeberg USA, LLC and FTC Commercial Corp.

14.1	People’s Liberation, Inc. Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 10-KSB filed March 7, 2006.

21.1	Subsidiaries of People’s Liberation, Inc. Incorporated by reference to Exhibit 21.1 to our Current Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
**  Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.