Form 10-Q
period 2011-03-31
PEOPLES LIBERATION INC
filed 2011-05-16
CIK 791770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

As of May 13, 2011, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.

PEOPLE’S LIBERATION, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLE’S LIBERATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,378,983	$1,461,601
Restricted cash	35,156	156,248
Due from factors	281,032	363,319
Accounts receivable, net of allowance for doubtful accounts	75,140	270,328
Inventories	3,257,399	2,691,714
Prepaid expenses and other current assets	236,445	140,905
Deferred income tax assets, current	450,000	450,000
Total current assets	5,714,155	5,534,115

Property and equipment, net of accumulated depreciation and amortization	1,819,429	1,862,084
Trademarks, net of accumulated amortization	637,256	629,799
Intangible asset	428,572	428,572
Other assets	479,318	461,066
Net deferred income tax asset, long-term	384,000	384,000
Total assets	$9,462,730	$9,299,636

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,774,345	$5,330,769
Current portion of due to member	1,519,687	219,127
Note payable to related parties	750,000	-
Income taxes payable	86,297	39,082
Total current liabilities	6,130,329	5,588,978

Long-Term Liabilities:
Deferred lease obligations	458,517	443,487
Due to member, net of current portion	325,000	325,000
Note payable to related parties	-	750,000
Total long-term liabilities	783,517	1,518,487
Total liabilities	6,913,846	7,107,465

Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at March 31, 2011 and December 31, 2010	36,002	36,002
Additional paid-in capital	8,188,865	8,170,313
Accumulated deficit	(3,542,690)	(5,453,514)
Total stockholders’ equity	4,682,177	2,752,801

Noncontrolling interest	(2,133,293)	(560,630)
Total equity	2,548,884	2,192,171
Total liabilities and stockholders’ equity	$9,462,730	$9,299,636

See Notes to Condensed Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2011	2010

Net revenue	$4,955,914	$8,362,023
Cost of revenue	3,055,600	3,879,258
Gross profit	1,900,314	4,482,765

Selling, design and production	2,153,639	3,026,534
General and administrative	2,805,177	2,373,239

Total operating expenses	4,958,816	5,399,773

Loss from operations	(3,058,502)	(917,008)

Interest expense, net	(40,775)	(40,322)
Litigation settlement, net	3,513,538	-
Total other income (expense)	3,472,763	(40,322)
Income (loss) before income taxes	414,261	(957,330)

Provision for income taxes	76,100	22,600

Net income (loss)	338,161	(979,930)

Noncontrolling interest in subsidiaries’ earnings	(1,572,663)	(436,526)

Income (loss) attributable to common stockholders	$1,910,824	$(543,404)

Basic and diluted income (loss) per common share	$0.05	$(0.02)

Basic and diluted weighted average common shares outstanding	36,002,563	36,002,563

See Notes to Condensed Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$338,161	$(979,930)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	155,670	120,577
Allowance for doubtful accounts	(15,000)	(25,000)
Stock based compensation	18,552	32,465
Loss on disposal of fixed asset	4,580	-
Changes in operating assets and liabilities:
Receivables	292,475	(444,106)
Inventories	(565,685)	(1,054,284)
Prepaid expenses and other current assets	(95,540)	194,284
Other assets	(18,252)	(960)
Accounts payable and accrued expenses	(1,556,426)	1,107,823
Deferred lease obligations	15,030	191,077
Due to member	1,300,560	(312,034)
Income taxes payable	47,215	22,500
Net cash flows used in operating activities	(78,660)	(1,147,588)

Cash flows from investing activities:
Decrease (increase) in restricted cash	121,092	(10,282)
Acquisition of trademarks	(20,014)	(17,417)
Acquisition of property and equipment	(105,036)	(270,438)
Net cash flows used in investing activities	(3,958)	(298,137)

Net decrease in cash and cash equivalents	(82,618)	(1,445,725)
Cash and cash equivalents, beginning of period	1,461,601	2,567,005
Cash and cash equivalents, end of period	$1,378,983	$1,121,280

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$47,870	$40,407
Income taxes paid	28,885	100

See Notes to Condensed Consolidated Financial Statements.

1.    Presentation of Interim Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments that, in the opinion of the management of People’s Liberation, Inc. (the “Company”) and subsidiaries are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2010.

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

2.    Organization and Nature of Operations

Organization

* On April 26, 2011, the Company completed the sale of Bella Rose’s 50% membership interest in J. Lindeberg USA and its wholly-owned subsidiary, J. Lindeberg USA Retail, to J. Lindeberg USA Corp. pursuant to the terms of a Unit Purchase Agreement entered into by the parties on April 7, 2011.  See further discussion in Note 9 to the Company’s consolidated financial statements.

As illustrated above, People’s Liberation, Inc. is the parent holding company of Versatile Entertainment, Inc. (“Versatile”) and Bella Rose, LLC (“Bella Rose”), both of which were consolidated under and became wholly-owned subsidiaries of People’s Liberation on November 22, 2005.

Nature of Operations

The Company markets and sells high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States through April 26, 2011, “J. Lindeberg.”  The majority of the merchandise the Company offers consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  In the United States, William Rast Sourcing and J. Lindeberg USA distribute their merchandise to boutiques, specialty stores and better department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  Beginning July 2008 through April 26, 2011, the Company also marketed and sold its J. Lindeberg branded collection and golf apparel through its retail stores in New York City, Los Angeles and Miami, and sold J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  William Rast products are also sold in its four retail stores located in Los Angeles, San Jose and Cabazon, California, and Miami, Florida.  Internationally, in select countries, William Rast Sourcing sells its products directly and through distributors to better department stores and boutiques.

The Company commenced its William Rast clothing line in May 2005.  The Company’s William Rast clothing line is a collaboration with Justin Timberlake.

The Company began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 in collaboration with J. Lindeberg USA Corp., a New York corporation and an entity owned by J. Lindeberg AB, a Swedish corporation (collectively, “Lindeberg Sweden”).  In addition to being sold in the United States through J. Lindeberg USA, J. Lindeberg branded high-end men’s fashion and premium golf apparel is marketed and sold by Lindeberg Sweden worldwide.  On April 26, 2011, the Company completed the sale of Bella Rose’s 50% member interest in J. Lindeberg USA to J. Lindeberg USA Corp. pursuant to the terms of a Unit Purchase Agreement entered into by the parties on April 7, 2011.   See further discussion in Note 9 to the Company’s consolidated financial statements.

The Company commenced its People’s Liberation business in July 2004.  On December 16, 2008, the Company entered into an agreement with Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, “Charlotte Russe”), pursuant to which the Company’s wholly-owned subsidiary, Versatile, agreed to exclusively sell to Charlotte Russe, in North America and Central America, People’s Liberation® branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.  The Company ceased to sell People’s Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009.  Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009.  Commencing in October 2009, the Company was in litigation with Charlotte Russe in relation to the agreement, which litigation was settled by the parties in February 2011.  Please see the discussion under Note 8 to the consolidated financial statements.  The Company is currently exploring options for the marketing and distribution of People’s Liberation branded apparel and apparel accessories both in North America and internationally.

The Company is headquartered in Los Angeles, California, and maintains showrooms in New York, Los Angeles and Atlanta.

3.    Recently Issued Accounting Standards

Recent accounting pronouncements did not or are not believed to have a material impact on the Company's present or future consolidated financial statements.

4.    Noncontrolling Interest

In accordance with the provisions of Statement of Financial Accounting Standard No. 160, Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB No. 51, superseded by ASC 810-10-65 adopted by the Company on January 1, 2009, the Company allocates profits and losses to each of the members of William Rast Sourcing and William Rast Licensing in accordance with the amended and restated limited liability company operating agreements for such entities, which became effective as of January 1, 2007 (the “Operating Agreements”).  The Operating Agreements provide that losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  To the extent each member has positive equity in William Rast Sourcing and William Rast Licensing, profits will be allocated consistent with the cash distribution terms as follows.

•
first to each member in accordance with each member’s respective percentage interest to enable the members to make timely tax payments which shall be treated as advances of, and be offset against, the distributions described below;

•
second to Tennman WR-T, Inc., an entity owned in part by Justin Timberlake (“Tennman”), in an amount equal to 6% of applicable sales for each calendar quarter with respect to William Rast Sourcing and 3% of applicable sales for each calendar quarter with respect to William Rast Licensing, which are referred to hereafter as contingent priority cash distributions;

•	third to Bella Rose until the aggregate amount distributed to Bella Rose equals the contingent priority cash distributions made to Tennman; and
•	thereafter, in accordance with the members’ respective percentage interests.

William Rast Sourcing, and its wholly-owned subsidiaries William Rast Retail and William Rast Europe, and William Rast Licensing have accumulated losses totaling approximately $10.0 million from inception (October 1, 2006) through March 31, 2011.  Beginning January 1, 2009 through March 31, 2011, approximately $3.2 million of these losses has been allocated to Tennman, the noncontrolling interest member of William Rast Sourcing and William Rast Licensing.  Unpaid accumulated contingent priority cash distributions to Tennman amounted to approximately $3.7 million and $2.8 million as of March 31, 2011 and 2010, respectively.  If and when the contingent priority cash distributions are paid to Tennman, such distributions will be accounted for as decreases in noncontrolling interest in the consolidated balance sheet of the Company. Profit and loss allocations made to Tennman are recorded as increases or decreases in noncontrolling interest in the consolidated statements of operations of the Company.  From inception (October 1, 2006) through December 31, 2008, losses were not allocated to noncontrolling interest in accordance with Accounting Research Bulletin 51 because the noncontrolling interest member did not have basis in the capital of William Rast Sourcing and William Rast Licensing, prior to January 1, 2009.  Instead, all losses were recognized by Bella Rose in consolidation.

    Beginning July 1, 2008, the operations of J. Lindeberg USA are included in the consolidated financial statements of the Company.  Profit and loss allocations to Lindeberg Sweden are recorded as increases and decreases in noncontrolling interest in the consolidated financial statements of the Company.

5.    Earnings Per Share

Basic income (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted income (loss) per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method for warrants and options.

Warrants representing 440,000 shares of common stock at exercise prices ranging from $0.40 to $0.50 per share and stock options representing 8,590,000 shares of common stock at exercise prices ranging from $0.15 to $1.25 per share were outstanding as of March 31, 2011, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share because the average trading price of the Company’s common shares during the period was lower than the exercise price of any of outstanding equity instruments, and therefore were antidilutive.

Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,895,000 shares of common stock at exercise prices ranging from $0.20 to $1.25 per share were outstanding as of March 31, 2010, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share because the effect of inclusion would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted income (loss) per share computations:

Three months ended March 31, 2011	Income	Shares	Per Share
Basic income per share:
Income attributable to common stockholders	$1,910,824	36,002,563	$0.05

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Income attributable to common stockholders	$1,910,824	36,002,563	$0.05

Three months ended March 31, 2010
Basic loss per share:
Loss attributable to common stockholders	$(543,404)	36,002,563	$(0.02)

Effect of Dilutive Securities:
Options	-	-	-
Warrants	-	-	-
Loss attributable to common stockholders	$(543,404)	36,002,563	$(0.02)

6.           Due from Factor

Due from factor is summarized as follows:
	March 31,	December 31,
	2011	2010
Outstanding receivables:
Without recourse	$2,014,029	$1,797,163
With recourse	295,941	229,604
	2,309,970	2,026,767
Advances	(1,866,653)	(1,612,647)
Open credits	(162,285)	(50,801)
	$281,032	$363,319

7.           Inventories

Inventories are summarized as follows:

	March 31, 2011	December 31, 2010

Piece goods and trim	$152,754	$69,407
Work in process	64,722	11,094
Finished goods	3,360,612	3,053,213
	3,578,088	3,133,714
Less reserve for obsolescence and slow moving inventory	(320,689)	(442,000)
	$3,257,399	$2,691,714

8.           Charlotte Russe Litigation

Since October 2009, the Company had been in litigation with Charlotte Russe and its affiliates in relation to the exclusive distribution agreement between the parties.  On February 3, 2011, People's Liberation, Versatile Entertainment, Colin Dyne, ECA Holdings II, LLC and New Media Retail Concepts entered into a Settlement Agreement and Mutual Release with Charlotte Russe Holding, Inc. and Charlotte Russe Merchandising, Inc., Advent International Corporation, Advent CR Holdings, Inc., David Mussafer, and Jenny Ming. The agreement was entered into to settle all disputes among the parties relating to:

•	that certain action in the Los Angeles County Superior Court entitled Charlotte Russe Holding, Inc. et al. v. Versatile Entertainment, Inc. et al., Case No. BC 424734; and

•	that certain action entitled Versatile Entertainment, Inc. et al. v. David Mussafer, et al., originally brought in the Los Angeles County Superior Court, Case No. BC 424675.

Pursuant to the settlement agreement, on February 3, 2011 the Company received approximately $3.5 million, after the distribution of amounts owed under the terms of an asset purchase agreement (described below), and the payment of legal fees and expenses.  The settlement included the dismissal with prejudice of all claims pending between the parties as well as mutual releases, without any admission of liability or wrongdoing by any of the parties to the actions.

The Company also received proceeds of $750,000 in the third quarter of 2010 relating to the Charlotte Russe litigation, for total proceeds relating to the litigation of $4.3 million.  The $750,000 was received in connection with an asset purchase agreement entered into by the Company with two related parties pursuant to which the Company sold 50% of the net proceeds, after contingent legal fees and expenses, that may be received by the Company as a result of the litigation.

During the year ended December 31, 2010, the Company wrote off approximately $588,000 of accounts receivable due from Charlotte Russe.  During the three months ended March 31, 2011 and the year ended December 31, 2010, the Company recorded an inventory reserve of approximately $41,000 and $76,000, respectively, for inventory on hand related to purchase orders received from Charlotte Russe.

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

During the three months ended March 31, 2011, the Company granted 1,030,000 options to employees and an officer within the Plan at an exercise price of $0.15 and 5,000,000 options to two employees and an officer outside the Plan, also at an exercise price of $0.15.  There were no options or warrants exercised during the three months ended March 31, 2011.  During the three months ended March 31, 2010, the Company did not grant any options and no options or warrants were exercised.  Plan options to purchase 2,503,890 and 2,382,074 shares were exercisable as of March 31, 2011 and 2010, respectively.  Options granted outside the Plan to purchase 3,000,000 shares were exercisable as of March 31, 2011.  There were no options granted outside the Plan outstanding as of March 31, 2010.  Total stock based compensation expense for the three months ended March 31, 2011 and 2010 was approximately $19,000 and $32,000, respectively.  The compensation expense recognized during the three months ended March 31, 2011 did not change basic and diluted income per share reported in the Company’s Statements of Operations.  The compensation expense recognized during the three months ended March 31, 2010 increased basic and diluted loss per share reported in the Company’s Statements of Operations by $0.01 per share.

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model.  The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Stock price volatility is estimated based on a peer group of public companies and expected term is estimated using the “safe harbor” provisions provided in accordance with generally accepted accounting principles.  The safe harbor provisions were extended beyond December 31, 2007 for companies that did not have sufficient historical data to calculate the expected term of their related options.  The Company does not have sufficient historical data to calculate expected term and the safe harbor provisions were used to calculate expected term for options granted during the periods.  The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the three months ended March 31, 2011 included a dividend yield of zero, a risk-free interest rate of 2.2%, expected term of 5.8 years and an expected volatility of 64%.

For stock-based awards issued to employees, directors and officers, stock-based compensation is attributed to expense using the straight-line single option method.  Stock-based compensation expense recognized in the Statement of Operations for the three months ended March 31, 2011 and 2010 is included in selling, design and production expense and general and administrative expense, and is based on awards ultimately expected to vest.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  For the three months ended March 31, 2011, the Company used historical data to calculate the expected forfeiture rate.

Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

For the three months ended March 31, 2011 and 2010, total stock-based compensation expense included in the consolidated statements of operations was charged to the following expense categories:

	Three months ended March 31, 2011	Three months ended March 31, 2010
Selling, design and production	$618	$5,457
General and administrative	17,934	27,008
Total stock-based compensation	$18,552	$32,465

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2010	2,895,000	$0.56
Granted	-	-
Exercised	-	-
Forfeited	(310,000)	0.49

Options outstanding – December 31, 2010	2,585,000	0.57
Granted	1,030,000	0.15
Exercised	-	-
Forfeited	(25,000)	0.43

Options outstanding – March 31, 2011	3,590,000	$0.45

A summary of the changes in the Company’s unvested stock options within the Plan is as follows:
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2010	667,853	$0.14
Granted	-	-
Vested	(222,934)	(0.13)
Forfeited	(310,000)	(0.18)

Unvested stock options – December 31, 2010	134,919	0.06
Granted	1,030,000	0.01
Vested	(53,809)	0.04
Forfeited	(25,000)	(0.20)

Unvested stock options – March 31, 2011	1,086,110	$0.01

The following table summarizes the activity outside of the Plan:
	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2011	-	-
Granted	5,000,000	$0.15
Exercised	-	-
Forfeited	-	-

Options outstanding – March 31, 2011	5,000,000	$0.15

A summary of the changes in the Company’s unvested stock options outside of the Plan is as follows:
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2011	-	$-
Granted	5,000,000	0.00
Vested	(3,000,000)	(0.00)
Forfeited	-	-

Unvested stock options – March 31, 2011	2,000,000	$0.00

Additional information relating to all stock options and warrants outstanding and exercisable at March 31, 2011, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$ 0.15	(options)	6,030,000	9.9	$ 0.15	3,057,667	$ 0.15
$ 0.20	(options)	266,000	8.3	$ 0.20	170,375	$ 0.20
$ 0.30	(options)	60,000	7.3	$ 0.30	60,000	$ 0.30
$ 0.31	(options)	48,000	6.3	$ 0.31	48,000	$ 0.31
$ 0.38	(options)	240,000	6.5	$ 0.38	240,000	$ 0.38
$ 0.40	(options)	450,000	7.3	$ 0.40	450,000	$ 0.40
$ 0.40	(warrants)	150,000	1.7	$ 0.40	150,000	$ 0.40
$ 0.46	(options)	385,000	6.3	$ 0.46	385,000	$ 0.46
$ 0.50	(options)	615,000	6.7	$ 0.50	597,681	$ 0.50
$ 0.50	(warrants)	290,000	1.7	$ 0.50	290,000	$ 0.50
$ 1.25	(options)	496,000	5.5	$ 1.25	495,167	$ 1.25

		9,030,000	8.5	$ 0.28	5,943,890	$ 0.35

As of March 31, 2011, there were 2,503,890 of vested stock options within the Plan and 3,000,000 of vested options outside the Plan.  As of March 31, 2011, there was approximately $12,000 of total unrecognized compensation expense related to share-based compensation arrangements granted within the Plan and approximately $1,000 of total unrecognized compensation expense related to share-based compensation arrangements granted outside the Plan.  The cost is expected to be recognized on a weighted-average basis over the next three years.  The aggregate intrinsic value of stock options outstanding was zero at March 31, 2011 and 2010 as the market value of the options was lower than the exercise value.

The Company has recorded a valuation allowance on a portion of its deferred tax asset related to net operating loss carryforwards.  As a result, the stock-based compensation has not been tax effected on the consolidated statement of operations.  For the three months ended March 31, 2011 and 2010, the deferred tax effect related to nonqualified stock options was not material.

10.         Segment Reporting

The Company designs, markets and sells high-end casual apparel under the brand names William Rast and People’s Liberation and, in the United States through April 26, 2011, J. Lindeberg.  The Wholesale segment sells merchandise directly to better specialty stores, boutiques, select department stores, green grass golf stores, off-price retailers, international customers, distributors and agents, and through the Company’s e-commerce sites. The Retail segment sells the Company’s merchandise and merchandise purchased from its licensees in its retail store locations.  The International segment sold William Rast apparel and accessories through the Company’s subsidiary, William Rast Europe, directly to European customers, distributors and agents, who in turn sold merchandise to retailers in specific territories. The Company ceased operations in its William Rast Europe subsidiary, and as a result, all sales to European and other international customers and distributors are currently sold through the Company’s wholesale division.

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

Summarized financial information concerning our reportable segments for the three months ended March 31, 2011 and 2010, is as follows:

	Three Months Ended March 31,
	2011	2010
Net Revenue:
Wholesale	$3,632,474	$7,299,824
Retail	1,323,440	1,051,676
International	-	10,523
	$4,955,914	$8,362,023

Gross Profit:
Wholesale	$1,039,387	$3,734,294
Retail	860,927	739,942
International	-	8,529
	$1,900,314	$4,482,765

Selling, Design and Production Expense:
Wholesale	$2,148,463	$3,019,105
Retail	5,176	179
International	-	7,250
	$2,153,639	$3,026,534

General and Administrative Expense:
Wholesale	$1,674,751	$1,526,848
Retail	1,130,426	811,682
International	-	34,709
	$2,805,177	$2,373,239

Operating Loss:
Wholesale	$(2,783,827)	$(811,659)
Retail	(274,675)	(71,919)
International	-	(33,430)
	$(3,058,502)	$(917,008)

Capital Expenditures:
Wholesale	$98,991	$91,729
Retail	6,045	178,709
International	-	-
	$105,036	$270,438

Total Assets:
Wholesale	$6,962,121	$7,119,827
Retail	2,473,998	1,809,570
International	26,611	120,314
	$9,462,730	$9,049,711

As of March 31, 2011 and 2010, $9.4 million and $9.0 million, respectively, of our assets were located in the United States. The Wholesale segment had net revenue to one customer, exceeding 10% of net revenue, during the three months ended March 31, 2011 amounting to approximately $730,000.  The Wholesale segment had net revenue to one customer, exceeding 10% of net sales, during the three months ended March 31, 2010 amounting to approximately $735,000.

11.           Customer and Supplier Concentrations

During the three months ended March 31, 2011 and 2010, one customer comprised greater than 10% of the Company’s net revenue.  Revenue derived from this customer amounted to 14.7% and 10.6% of net revenue for the three months ended March 31, 2011 and 2010, respectively.  At March 31, 2011, the majority of receivables due from this customer are sold to the factor and are included in the due from factor balance.

During the three months ended March 31, 2011, two suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 33.9% and 25.5% for the three months ended March 31, 2011.  During the three months ended March 31, 2010, two suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 33.9% and 25.5% for the three months ended March 31, 2010.  At March 31, 2011 and 2010, accounts payable and accrued expenses included an aggregate of approximately $1.8 million and $1.7 million, respectively, due to these vendors.

During the three months ended March 31, 2011 and 2010, the Company purchased all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of the Company’s subsidiary, J. Lindeberg USA.  Total purchases from J. Lindeberg AB for the three months ended March 31, 2011 and 2010 amounted to approximately $1.7 million and $1.3 million, respectively.  Included in Due to Member as of March 31, 2011 and 2010 is approximately $1.5 million and $115,000, respectively, due to J. Lindeberg AB for product purchases.

12.           Off Balance Sheet Risk and Contingencies

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable.  The Company sells the majority of its trade accounts receivable to its factors and is contingently liable to the factors for merchandise disputes and other customer claims.  At March 31, 2011, total factor receivables approximated $2.3 million.  From time to time, the Company’s factors also issue letters of credit and vendor guarantees on the Company’s behalf.  There were no outstanding letters of credit or vendor guarantees as of March 31, 2011.  Ledger debt (payables to suppliers that use the same factors as the Company) as of March 31, 2011 amounted to approximately $26,000.

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

13.         J. Lindeberg USA (Subsequent Event)

On April 26, 2011, the Company and its wholly owned subsidiary, Bella Rose, LLC, completed the sale of Bella Rose’s 50% membership interest in J. Lindeberg USA, LLC (“Lindeberg USA”) to J. Lindeberg USA Corp. (“Buyer”) pursuant to the terms of a Unit Purchase Agreement entered into by the parties on April 7, 2011.  Prior to the closing of the transaction and since July 1, 2008, Lindeberg USA was owned 50% by Bella Rose and 50% by Buyer.

In consideration for Bella Rose’s 50% membership interest in Lindeberg USA, Buyer agreed to pay to the Company an aggregate of $1,650,000, of which $900,000 was paid upon the closing of the transaction and $750,000 was received in the form of a receivable that is non-interest bearing and payable on the six month anniversary of the closing of the transaction.

As of the closing, Bella Rose’s interest in that certain Factoring Agreement, dated August 6, 2008, by and between Lindeberg USA and FTC Commercial Corp., as amended from time to time, and related agreements (collectively, the “Factoring Agreement”) pursuant to which FTC provided certain factoring services to Lindeberg USA, has been assigned to Buyer.  Also as of the closing, the guarantees of the Company, Bella Rose, and Versatile Entertainment, Inc. (a wholly-owned subsidiary of People’s Liberation) in favor of FTC which guaranteed the obligations of Lindeberg USA to FTC under the Factoring Agreement were terminated, along with the termination of a personal validity guarantee of Colin Dyne, the Company’s Chief Executive Officer and the manager of J. Lindeberg USA, in favor of FTC.

In connection with the sale of Bella Rose’s membership interest in the identifiable assets and liabilities of Lindeberg USA to Buyer, certain customer lists, other intangibles, and lease agreements and lease deposits of J. Lindeberg USA were transferred to J. Lindeberg USA Corp. on the closing date.  The Company estimates that it will record a gain of approximately $2 million in the second quarter of 2011 related to this transaction.

The consolidated financial statements presented in this quarterly report as of and for the three months ended March 31, 2011 include the operations of J. Lindeberg USA and its wholly-owned subsidiary, J. Lindeberg USA Retail.  Due to member as of March 31, 2011 and 2010 represents amounts payable to J. Lindeberg AB related to finished good purchases and the New York retail store and showroom deposits.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Form 10-Q is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K.  The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People’s Liberation, Inc. for the three months ended March 31, 2011 and the three months ended March 31, 2010.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of each of our Annual Report on Form 10-K for the year ended December 31, 2010 and this Quarterly Report on Form 10-Q.

Overview

We design, market and sell high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States through April 26, 2011, “J. Lindeberg.”  The majority of the merchandise we offer consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  In the United States, we distribute our William Rast and J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  Beginning July 2008 through April 26, 2011, we also marketed and sold our J. Lindeberg branded collection and golf apparel through our retail stores in New York City, Los Angeles and Miami, and J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  William Rast products are also sold in our four retail stores located in Los Angeles, San Jose and Cabazon, California, and Miami, Florida.  Internationally, in select countries, we sell our William Rast branded apparel products directly and through distributors to better department stores and boutiques.  We are currently exploring options for the marketing and distribution of People’s Liberation branded apparel and apparel accessories both in North America and internationally.

We began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 through our subsidiary, J. Lindeberg USA, LLC, in collaboration with J. Lindeberg AB of Sweden.  After the sale of our 50% member interest in J. Lindeberg USA on April 26, 2011, which is described elsewhere in this report, we no longer sell J. Lindeberg brand products.

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

Prior to its sale on April 26, 2011, our J. Lindeberg brand business was conducted through Bella Rose.  Beginning July 1, 2008 through April 26, 2011, J. Lindeberg USA, LLC was consolidated under Bella Rose and was owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp. an entity owned by J. Lindeberg AB, a Swedish corporation.   J. Lindeberg USA Retail, LLC, a California limited liability company, was formed on August 21, 2009 and is a wholly-owned subsidiary of J. Lindeberg USA.  J. Lindeberg Retail was formed to operate our J. Lindeberg retail stores.

Recent Developments

J. Lindeberg USA Divestiture

The consolidated financial statements presented in this quarterly report as of and for the three months ended March 31, 2011 include the operations of J. Lindeberg USA and its wholly-owned subsidiary, J. Lindeberg USA Retail.

On April 26, 2011, we completed the sale of Bella Rose’s 50% member interest in J. Lindeberg USA to J. Lindeberg USA Corp. pursuant to the terms of a Unit Purchase Agreement entered into by the parties on April 7, 2011.  In consideration for Bella Rose’s 50% membership interest in Lindeberg USA, J. Lindeberg USA Corp. agreed to pay us an aggregate of $1,650,000, of which $900,000 was paid upon the closing of the transaction and $750,000 is payable on the six month anniversary of the closing of the transaction.

In connection with the sale of Bella Rose’s membership interest in the identifiable assets and liabilities of J. Lindeberg USA to J. Lindeberg USA Corp., certain customer lists, other intangibles, and lease agreements and lease deposits of J. Lindeberg USA were also transferred to J. Lindeberg USA Corp. on the closing date.  We estimate that we will record a gain of approximately $2 million in the second quarter of 2011 related to this transaction.

Charlotte Russe Litigation

As discussed under Note 8 to the Consolidated Financial Statements, we were in litigation with Charlotte Russe and its affiliates in relation to an exclusive distribution agreement between Charlotte Russe and the Company.  As a result of the litigation, there have been no significant sales of People’s Liberation branded apparel to Charlotte Russe subsequent to October 2009.

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

Pursuant to the settlement agreement, on February 3, 2011 we received $3.5 million, after the distribution of amounts owed under the terms of an asset purchase agreement (described below), and the payment of legal fees and expenses.  The settlement included the dismissal with prejudice of all claims pending between the parties as well as mutual releases, without any admission of liability or wrongdoing by any of the parties to the actions.

We also received proceeds of $750,000 in the third quarter of 2010 relating to the Charlotte Russe litigation, for total proceeds relating to the litigation of $4.3 million.  The $750,000 was received in connection with an asset purchase agreement entered into by us with two related parties pursuant to which we sold 50% of the net proceeds, after contingent legal fees and expenses, that may be received by us as a result of the litigation.

During the year ended December 31, 2010, we wrote off approximately $588,000 of accounts receivable due from Charlotte Russe.  During the three months ended March 31, 2011 and the year ended December 31, 2010, we recorded an inventory reserve of approximately $41,000 and $76,000, respectively, for inventory on hand related to purchase orders received from Charlotte Russe.

Launch of Newly Designed William Rast Expanded Collection

In February 2011, we showcased our newly designed William Rast expanded collection for Fall 2011 at the ENK tradeshow in Las Vegas.  The American-made denim offering will include newly developed fabrics, innovative and on-trend washes and new fits, all accompanied by fresh, modern branding and packaging.  We have brought on board a new team of denim and sportswear experts in design, merchandising and sales to focus on building complete collections for both retail and wholesale to support our denim category.  We anticipate a full sportswear collection for our retail stores and also for wholesale in Fall 2011.

Retail Sales

Our William Rast branded apparel and accessories are sold through our three full-price William Rast brand retail stores and also through our William Rast brand outlet store.  Through April 26, 2011, our J. Lindeberg branded apparel and accessories were sold through our three full-price J. Lindeberg brand retail stores.  As further discussed above, we completed the sale of our 50% interest in J. Lindeberg USA, which included our three retail stores, to our 50% partner on April 26, 2011.

As of May 13, 2011 we had the following retail store locations:

Brand	Location	Opening Date
William Rast	Miami, Florida	August 2010
William Rast	Century City, California	November 2009
William Rast	San Jose, California	November 2009
William Rast Outlet	Cabazon, California	November 2009

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

Results of Operations

The following table presents consolidated statement of operations data for each of the periods indicated as a percentage of net revenue.

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Net revenue	100.0%	100.0%
Cost of goods sold	61.7	46.4
Gross profit	38.3	53.6
Selling, design and production expense	43.4	36.2
General and administrative expense	56.6	28.4
Operating loss	(61.7)%	(11.0)%

Summarized financial information concerning our reportable segments for the three months ended March 31, 2011 and 2010, is as follows:

	Three Months Ended March 31,
	2011	2010
Net Revenue:
Wholesale	$3,632,474	$7,299,824
Retail	1,323,440	1,051,676
International	-	10,523
	$4,955,914	$8,362,023

Gross Profit:
Wholesale	$1,039,387	$3,734,294
Retail	860,927	739,942
International	-	8,529
	$1,900,314	$4,482,765

Selling, Design and Production Expense:
Wholesale	$2,148,463	$3,019,105
Retail	5,176	179
International	-	7,250
	$2,153,639	$3,026,534

General and Administrative Expense:
Wholesale	$1,674,751	$1,526,848
Retail	1,130,426	811,682
International	-	34,709
	$2,805,177	$2,373,239

Operating Loss:
Wholesale	$(2,783,827)	$(811,659)
Retail	(274,675)	(71,919)
International	-	(33,430)
	$(3,058,502)	$(917,008)

Comparison of the three months ended March 31, 2011 and the three months ended March 31, 2010

Net Revenue

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Percent Change

Net Revenue	$4,955,914	$8,362,023	(40.7)%

The decrease in net revenue for the three months ended March 31, 2011 was due primarily to decreased wholesale sales of our William Rast apparel line in the United States.   In the first quarter of 2011 in response to slow denim sales in 2010, we launched a newly designed American-made William Rast denim and expanded sportswear collection estimated to reach our retail stores in June 2011 and our wholesale customers in Fall 2011.  In the first quarter of 2011, wholesale sales of our William Rast apparel line were negatively impacted as our customers did not purchase consistent quantities of our existing products in anticipation of the arrival of our newly designed product line, resulting in a decrease in sales for the first quarter of 2011 compared to the first quarter of 2010.  The decrease in wholesale revenue for the first quarter of 2011 was also due to revenue received from Sony Electronics in the first quarter of 2010 in accordance with our sponsorship agreement related to our William Rast fashion show held in February 2010.  We did not hold a fashion show in the first quarter of 2011, and as a result, did not receive sponsorship revenue or incur the related costs.  The decrease in wholesale net revenue for the three months ended March 31, 2011 was offset by increased retail sales of our both our William Rast and J. Lindeberg apparel lines.  The increase in retail sales of each of our William Rast and J. Lindeberg apparel lines resulted from more retail stores being open in the first quarter of 2011 as compared to 2010.  We had seven retail stores open in the first quarter of 2011, compared to five stores that were opened in the first quarter of 2010.   As a result of the sale of our 50% interest in J. Lindeberg USA on April 26, 2011, we anticipate a decrease in future sales of both our wholesale and retail divisions.

Gross Profit

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Percent Change

Gross Profit	$1,900,314	$4,482,765	(57.6)%

Gross profit consists of net revenue less cost of goods sold.  Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, duty, freight and overhead expenses.  Overhead expenses primarily consist of warehouse and shipping salaries and expenses.  As a percentage of net revenue, our gross margin decreased to 38.3% for the three months ended March 31, 2011 from 53.6% for the three months ended March 31, 2010.  The decrease in wholesale gross profit as a percentage of net revenue was primarily due to lower margins achieved in off-price sales of our William Rast products in an effort to reduce our remaining William Rast inventory in anticipation of our newly designed American-made William Rast denim line and expanded sportswear collection.  The decrease in wholesale gross margin as a percentage of net revenue was also due to advertising revenue received in accordance with our sponsorship agreement with Sony Electronics in the first quarter of 2010.  There was no cost of revenue associated with the Sony Electronics advertising revenue, which resulted in an increase in wholesale gross profit as a percentage of net revenue during the quarter ended March 31, 2010.  In order to boost overall sales in our retail stores during the first quarter of 2011, we increased the number of select sale items during the quarter.  This resulted in a decrease in retail gross margin in the first quarter of 2011 compared to the first quarter of 2010.

Selling, Design and Production Expenses

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Percent Change

Selling, design and production expenses	$2,153,639	$3,026,534	(28.8)%

Selling, design and production expense for the three months ended March 31, 2011 and 2010 primarily related to salaries and commissions, design fees, advertising, marketing and promotion, samples, travel, tradeshow, fashion show and showroom expenses.  The decrease in selling, design and production expenses for the quarter ended March 31, 2011 is primarily attributable to our William Rast fashion show held in February 2010.  We did not hold a fashion show in the first quarter of 2011, and as a result, did not incur the related costs.  As a percentage of net revenue, selling, design and production expense increased to 43.4% for the three months ended March 31, 2011 compared to 36.2% for the three months ended March 31, 2010.  The increase in selling, design and production expenses as a percentage of net revenue for the quarter ended March 31, 2011 was due to net revenue decreasing at a higher rate than selling, design and production expenses.  As a result of the sale of our 50% interest in J. Lindeberg USA in April 2011, we anticipate a reduction of direct selling, design and production expenses related to the J. Lindeberg brand in future periods.

General and Administrative Expenses

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Percent Change

General and administrative expenses	$2,805,177	$2,373,239	18.2%

General and administrative expenses for the three months ended March 31, 2011 and 2010 primarily related to salaries, professional fees, facility costs, travel and entertainment, depreciation and amortization expense, retail store operating costs, and other general corporate expenses.  Retail store operating costs primarily include salaries, rent and other operating costs.  As a percentage of net revenue, general and administrative expenses increased to 56.6% for the three months ended March 31, 2011 from 28.4% for three months ended March 31, 2010.  The increase in general and administrative expenses during the three months ended March 31, 2011 was due to a bonus paid to our Chief Executive Officer, Colin Dyne, in February 2011, increased professional fees primarily related to legal expenses incurred in the negotiation of the sale of our 50% membership interest in J Lindeberg USA, and the expansion of our retail store operations.  We had seven retail stores open in the first quarter of 2011, compared to five stores that were opened in the first quarter of 2010.  As a result of the sale of our 50% membership interest in J. Lindeberg USA in April 2011, we anticipate a reduction of direct general and administrative expenses related to the J. Lindeberg brand in future periods.

Interest Expense, net

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Percent Change

Interest Expense, net	$40,775	$40,322	1.1%

Our William Rast factor agreement provides that we can borrow an amount up to 75% of the value of our approved factored customer invoices.  We can also borrow up to 50% of our eligible inventory (as defined in the agreement) up to a maximum of $875,000.  Under our J. Lindeberg factoring arrangement (prior to the sale of our 50% membership interest in J. Lindeberg USA on April 26, 2011) we were able to borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories.  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility were not to exceed $1.5 million.  Our J. Lindeberg factoring facility was amended on February 2, 2011, which amendment included a reduction of the advance rate on eligible accounts receivable from 85% to 75%.  Under the amended facility, maximum borrowings remained at $1.5 million.  Outstanding borrowings under our factoring arrangements amounted to approximately $1.9 million and $3.5 million at March 31, 2011 and 2010, respectively.  The slight increase in interest expense is due to interest payable at a rate of 8% under the terms of a $750,000 promissory note entered into in August 2010, offset by an average decrease in borrowings under our factoring arrangements during the three months ended March 31, 2011.

Provision for Income Tax

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Percent Change

Provision for Income Tax	$76,100	$22,600	236.7%

The provision for income taxes for the three months ended March 31, 2011 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated Federal and state taxes due at statutory effected tax rates.  The provision for income taxes for the three months ended March 31, 2010 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies.  A provision for Federal income taxes was not recorded for the three months ended March 31, 2010, as we had a net loss during the quarter. As of March 31, 2011, a valuation allowance has been provided for a portion of our deferred income tax assets related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  At this time, we cannot determine that it is more likely than not that we will realize the entire balance of the future income tax benefits related to our net operating losses.  As of December 31, 2010, total net operating losses available to carry forward to future periods amounted to approximately $8.6 million.  As of March 31, 2010, a valuation allowance was provided for all of our deferred income tax assets related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  The increase in the provision for income taxes recorded for the three months ended March 31, 2011, compared to March 31, 2010 resulted from net income earned during the three months ended March 31, 2011 compared to a net loss incurred during the three months ended March 31, 2010.

Net Income (Loss)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Percent Change

Net income (loss)	$338,161	$(979,930)	134.5%

The increase in net income earned for the three months ended March 31, 2011 compared to the net loss incurred the three months ended March 31, 2010 is due primarily to the settlement of our litigation with Charlotte Russe, as further described elsewhere in this report, during the first quarter of 2011 and decreased selling, design and production expenses, offset by decreased net revenue and gross margin and increased general and administrative expenses incurred during the quarter, as discussed above.

Noncontrolling Interest

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Percent Change

Noncontrolling interest	$(1,572,663)	$(436,526)	260.3%

Noncontrolling interest recorded for the three months ended March 31, 2011 and 2010 represents net profit and loss allocations to Tennman WR-T, Inc., a member of William Rast Sourcing and William Rast Licensing, and J. Lindeberg USA Corp., a member of J. Lindeberg USA, LLC.  Beginning January 1, 2009, losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  Beginning July 1, 2008, the operations of J. Lindeberg USA, LLC are included in our consolidated financial statements.  Profit and loss allocations to its member, J. Lindeberg USA Corp., are recorded as noncontrolling interest in our consolidated financial statements.  The increase in noncontrolling interest recorded for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due primarily to increased loss allocations to Tennman during the three months ended March 31, 2011, compared to the three months ended March 31, 2010.

Net Income (Loss) Attributable to Common Stockholders

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Percent Change

Net income (loss) attributable to common stockholders	$1,910,824	$(543,404)	451.6%

The increase in net income attributable to common stockholders earned for the three months ended March 31, 2011 compared to the net loss attributable to common stockholders incurred the three months ended March 31, 2010 is due primarily to the settlement of our litigation with Charlotte Russe, as further described elsewhere in this report, during the first quarter of 2011, increased noncontrolling interest and decreased selling, design and production expenses, offset by decreased net revenue and gross margin and increased general and administrative expenses incurred during the quarter, as discussed above.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of approximately $1.4 million, a working capital deficit of approximately $416,000, and approximately $1.0 million of availability from our factors.  As of March 31, 2011, net advances from our factors totaled approximately $1.9 million.  As of March 31, 2010, we had cash and cash equivalents of approximately $1.1 million, a working capital balance of approximately $570,000, and approximately $1.4 million of availability from our factor.  As of March 31, 2010, advances from our factor totaled approximately $3.5 million.

Sources and Uses of Cash

Cash Received in Relation to our Litigation with Charlotte Russe

On February 3, 2011, we (along with the other parties to the litigation) settled our litigation with Charlotte Russe Holding, Inc.  Pursuant to the settlement, we received $3.5 million, after the distribution of amounts owed under the terms of an asset purchase agreement, as described elsewhere in this report, and the payment of legal fees and expenses.  We also received proceeds of $750,000 in the third quarter of 2010 relating to the litigation in connection with the asset purchase agreement, for total proceeds related to the litigation of $4.3 million. The settlement included the dismissal with prejudice of all claims pending between the parties as well as mutual releases, without any admission of liability or wrongdoing by any of the parties to the actions.

Cash Received in Relation to the Sale of our 50% Member Interest in J. Lindeberg USA

On April 26, 2011, we completed the sale of Bella Rose’s 50% member interest in J. Lindeberg USA to J. Lindeberg USA Corp. pursuant to the terms of a Unit Purchase Agreement entered into by the parties on April 7, 2011.  In consideration for Bella Rose’s 50% member interest in Lindeberg USA, J. Lindeberg USA Corp. agreed to pay us an aggregate of $1,650,000, of which $900,000 was paid upon the closing of the transaction and $750,000 is payable on the six month anniversary of the closing of the transaction.

As a result of the sale of our 50% interest in J. Lindeberg USA, we anticipate a decrease in future sales of both our wholesale and retail divisions.  We also anticipate a reduction in direct operating expenses related to the J. Lindeberg brand in future periods.

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

On July 28, 2008, our subsidiary, J. Lindeberg USA, entered into a factoring agreement with FTC Commercial Corp ("FTC").  On July 28, 2010, FTC exercised its right to terminate the factoring agreement with J. Lindeberg for convenience by providing us with 60 days prior written notice of termination. Since the termination date, J. Lindeberg and FTC had been in negotiations in relation to the factoring agreement and had contemplated a rescission of its termination. On February 2, 2011, FTC rescinded its termination of the factoring agreement. In connection with the rescission, on February 2, 2011 the parties entered into an amendment to the factoring agreement. The amendment provides that FTC may make factoring advances to J. Lindeberg of up to 75% of the purchase price of all accounts purchased by FTC, rather than 85% as provided for in the original agreement. The amendment also increased the interest rate charged by FTC with respect to advances from the greater of 5.5% per annum or prime plus 1% to the greater of 7.0% per annum or prime plus 1%.  Under the terms of the factoring agreement, we can also borrow up to 50% of our eligible inventory (as defined in the agreement).  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to the facility are not to exceed $1.5 million.  The factor commission is 0.8% of the customer invoice amount for terms up to 60 days, plus one quarter of one percent (.25%) for each additional thirty-day term.  The factor facility is secured by substantially all of the assets of J. Lindeberg and, through April 26, 2011, was guaranteed by our related entities, People’s Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc.  As a result of the sale of our 50% member interest in J. Lindeberg USA on April 26, 2011, the guarantees of our related entities were released by FTC and our interest in the factoring facility with FTC was terminated.

As of March 31, 2011 and 2010, total factored accounts receivable included in due to factor amounted to approximately $2.3 million and $4.2 million, respectively.  Outstanding advances, net of matured funds, amounted to approximately $1.9 million and $3.5 million as of March 31, 2011 and 2010, respectively, and are included in the due from factor balance.

Future Capital Requirements

The extent of our future capital requirements will depend on many factors, including our results of operations and the availability of landlord concessions for future retail store locations.  We may also need to raise additional capital if our working capital requirements or capital expenditures are greater than we expect, if we expand our business by acquiring or investing in additional brands, or if the net proceeds of $3.5 million received from the settlement of our litigation with Charlotte Russe and the net proceeds of $1.65 million received from the sale of our 50% member interest in J. Lindeberg are not sufficient to fund our operations or projected growth.  There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all, especially given the economic conditions that currently prevail.

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

Cash Flows

Cash flows from operating and investing activities for the three months ended March 31, 2011 and 2010 are summarized in the table below.  There were no financing activities during the three months ended March 31, 2011 or 2010.

	Three Months Ended March 31,
Activity:	2011	2010
Operating activities	$(78,660)	$(1,147,588)
Investing activities	(3,958)	(298,137)
Net decrease in cash	$(82,618)	$(1,445,725)

Operating Activities

Net cash used in operating activities was approximately $79,000 for the three months ended March 31, 2011 and $1,148,000 for the three months ended March 31, 2010.  Net cash used in operating activities for the three months ended March 31, 2011 was primarily a result of the net proceeds from our litigation settlement of $3.5 million, offset by our loss from operations of approximately $3.1 million,  resulting in net income of approximately $338,000.  Net cash used in operating activities for the three months ended March 31, 2011 was also a result of decreased accounts payable and accrued expenses, offset by increased due to member.  Net cash used in operating activities for the three months ended March 31, 2010 was primarily a result of a net loss of approximately $980,000 and increased receivables and inventories, offset by increased accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was approximately $4,000 and $298,000 for the three months ended March 31, 2011 and 2010.  Net cash used in investing activities for the three months ended March 31, 2011 consisted primarily of capital expenditures, offset by a decrease in restricted cash.  Net cash used in investing activities for the three months ended March 31, 2010 primarily consisted of an increase in capital expenditures for computer equipment, leasehold improvements and furniture and fixtures for our new retail store locations, and expenditures for our tradeshow booth.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at March 31, 2011 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than			After
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Operating leases	$12,610,532	$2,478,720	$5,625,099	$2,388,656	$2,118,057
Note payable to related party	750,000	750,000	-	-	-
Consulting agreements	534,000	414,000	120,000	-	-
Total	$13,894,532	$3,642,720	$5,745,099	$2,388,656	$2,118,057

At March 31, 2011, approximately $35,000 of the Company’s cash is held as collateral to secure its credit card facility.

At March 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Factored accounts receivable may subject us to off-balance sheet risk.  We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes, other customer claims and invoices that are not credit approved by the factor.  From time to time, our factor also issues letters of credit and vendor guarantees on our behalf.  There were no outstanding letters of credit or vendor guarantees as of March 31, 2011 and 2010.  Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $26,000 and $1.4 million and at March 31, 2011 and 2010, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.                Controls and Procedures

Evaluation of Controls and Procedures

Members of the our management, including our Chief Executive Officer and Chief Financial Officer, Colin Dyne, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2011, the end of the period covered by this report.  Based upon that evaluation, Mr. Dyne concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.                   Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to such risk factors during the three months ended March 31, 2011.

Item 6.                      Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

2.1	Unit Purchase Agreement entered into as of April 7, 2011 by and among J. Lindeberg USA Corp., as buyer, and People’s Liberation, Inc. and Bella Rose, LLC, as sellers.*
10.1	Consulting Agreement entered into on February 3, 2011 by and between People’s Liberation, Inc. and Thomas Nields.
10.2	Separation Agreement entered into as of February 3, 2011 by and between Thomas Nields, People’s Liberation, Inc. and its subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
* Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S LIBERATION, INC.

Date: May 16, 2011	/s/ Colin Dyne By: Colin Dyne Its: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)