Form 10-Q
period 2011-06-30
PEOPLES LIBERATION INC
filed 2011-08-18
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.

PEOPLE’S LIBERATION, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLE’S LIBERATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$661,415	$1,184,743
Restricted cash	35,196	156,248
Due from factors	-	278,940
Accounts receivable, net of allowance for doubtful accounts	3,378	67,727
Inventories	1,573,769	1,612,217
Prepaid expenses and other current assets	178,287	25,281
Deferred income tax assets, current	-	384,000
Current assets of discontinued operations	-	1,824,959
Total current assets	2,452,045	5,534,115

Property and equipment, net of accumulated depreciation and amortization	1,081,900	1,178,056
Trademarks, net of accumulated amortization	624,539	629,799
Intangible asset	428,572	428,572
Other assets	96,718	69,966
Net deferred income tax asset, long-term	-	524,000
Long-term assets of discontinued operations	-	1,075,128
Total assets	$4,683,774	$9,439,636

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,851,117	$4,671,929
Due to factors	252,291	-
Note payable to related parties	750,000	-
Income taxes payable	54,932	21,317
Current liabilities of discontinued operations	-	895,732
Total current liabilities	4,908,340	5,588,978

Long-Term Liabilities:
Deferred lease obligations	402,570	382,814
Note payable to related parties	-	750,000
Long-term liabilities of discontinued operations	-	525,673
Total long-term liabilities	402,570	1,658,487
Total liabilities	5,310,910	7,247,465

Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at June 30, 2011 and December 31, 2010	36,002	36,002
Additional paid-in capital	8,334,873	8,170,313
Accumulated deficit	(3,766,377)	(5,453,514)
Total stockholders’ equity	4,604,498	2,752,801

Noncontrolling interest	(5,231,634)	(2,467,241)
Noncontrolling interest in discontinued operations	-	1,906,611
Total (deficit) equity	(627,136)	2,192,171
Total liabilities and stockholders’ equity	$4,683,774	$9,439,636

See Notes to Condensed Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenue	$2,077,077	$4,883,510	$4,391,517	$10,920,025
Cost of goods sold	1,644,173	2,466,295	3,457,241	5,219,287
Gross profit	432,904	2,417,215	934,276	5,700,738

Selling, design and production expenses	1,383,504	1,309,623	2,843,781	3,770,039
General and administrative expenses	1,736,151	1,469,297	3,586,785	3,123,060

Total operating expenses	3,119,655	2,778,920	6,430,566	6,893,099

Loss from operations	(2,686,751)	(361,705)	(5,496,290)	(1,192,361)

Interest expense, net	(29,163)	(54,457)	(69,938)	(94,779)
Litigation settlement, net	-	-	3,513,538	-
Total other (expense) income	(29,163)	(54,457)	3,443,600	(94,779)

Loss before income taxes	(2,715,914)	(416,162)	(2,052,690)	(1,287,140)

Provision for income taxes	911,500	7,390	974,000	19,890

Loss from continuing operations	(3,627,414)	(423,552)	(3,026,690)	(1,307,030))

Discontinued Operations:
Income (loss) from discontinued operations	136,792	(114,096)	(125,771)	(210,548)
Gain on sale of member interest in subsidiary	2,012,323	-	2,012,323	-
Income (loss) from discontinued operations	2,149,115	(114,096)	1,886,552	(210,548)

Net loss	(1,478,299)	(537,648)	(1,140,138)	(1,517,578)

Noncontrolling interest in continued operations	1,323,008	289,448	2,764,390	677,747
Noncontrolling interest in discontinued operations	(68,396)	57,048	62,885	105,275
	1,254,612	346,496	2,827,275	783,022
Net (loss) income attributable to common stockholders	$(223,687)	$(191,152)	$1,687,137	$(734,556)

Basic and diluted (loss) income per share:

Basic and diluted loss from continuing operations	$(0.07)	$(0.01)	$(0.01)	$(0.02)

Basic and diluted income (loss) from discontinued operations	$0.06	$(0.00)	$0.06	$(0.00)

Basic and diluted (loss) income attributable to common shareholders	$(0.01)	$(0.01)	$0.05	$(0.02)

Basic and diluted weighted average common shares outstanding	36,002,563	36,002,563	36,002,563	36,002,563

See Notes to Condensed Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,140,138)	$(1,517,578)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	125,771	210,548
Gain on sale of discontinued operations	(2,012,323)	-
Depreciation and amortization	225,652	192,975
Allowance for doubtful accounts	(20,000)	(70,000)
Stock based compensation	75,560	55,296
Warrant issued in sale of receivable	89,000	-
Loss on disposal of fixed assets	1,374	-
Deferred income taxes	908,000	-
Changes in operating assets and liabilities:
Receivables	615,580	(235,792)
Inventories	38,448	(850,908)
Prepaid expenses and other current assets	(153,006)	(25,593)
Other assets	(26,752)	-
Accounts payable and accrued expenses	(793,730)	1,459,044
Deferred lease obligations	19,756	-
Income taxes payable	33,615	13,340
Net cash flows used in operating activities from continuing operations	(2,013,193)	(768,668)
Net cash flows (used in) provided by operating activities from discontinued operations	(119,282)	387,320
Net cash flows used in operating activities	(2,132,475)	(381,348)

Cash flows from investing activities:
Proceeds from sale of receivable	722,916	-
Decrease in restricted cash	121,052	910
Acquisition of trademarks	(20,014)	(43,941)
Acquisition of property and equipment	(105,594)	(120,266)
Net cash flows provided by (used in) investing activities from continuing operations	718,360	(163,297)
Cash proceeds received in sale of discontinued operations	900,000	-
Net cash flows used in investing activities from discontinued operations	(9,213)	(314,056)
Net cash flows provided by (used in) investing activities	1,609,147	(477,353)

Net decrease in cash and cash equivalents	(523,328)	(858,701)
Cash and cash equivalents, beginning of period	1,184,743	1,207,644
Cash and cash equivalents, end of period	$661,415	$348,943

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$75,498	$90,442
Income taxes paid	59,065	8,150
Non-cash investing and financing activities:
Accumulated noncontrolling interest upon sale of discontinued operations	(1,843,727)	-
Receivable received in sale of member interest in subsidiary	750,000	-

See Notes to Condensed Consolidated Financial Statements.

1.	Presentation of Interim Information

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

Organization

The Company’s wholly-owned subsidiary Versatile Entertainment, Inc. conducts its People’s Liberation brand business.  The Company’s William Rast brand business is conducted through its wholly-owned subsidiary Bella Rose, LLC.  William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose and are each owned 50% by Bella Rose and 50% by Tennman WR-T, Inc., an entity owned in part by Justin Timberlake.  William Rast Retail, LLC, a California limited liability company, was formed on August 26, 2009 and is a wholly-owned subsidiary of William Rast Sourcing.  William Rast Retail was formed to operate the Company’s William Rast retail stores.

Prior to its sale on April 26, 2011, the Company’s J. Lindeberg brand business was conducted through Bella Rose.  Beginning July 1, 2008 through April 26, 2011, J. Lindeberg USA, LLC was consolidated under Bella Rose and was owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp. an entity owned by J. Lindeberg AB, a Swedish corporation.   J. Lindeberg USA Retail, LLC, a California limited liability company, was formed on August 21, 2009 and is a wholly-owned subsidiary of J. Lindeberg USA.  J. Lindeberg Retail was formed to operate the Company’s J. Lindeberg retail stores.

Nature of Operations

The Company markets and sells high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States through April 26, 2011, “J. Lindeberg.”  The majority of the merchandise the Company offers consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  In the United States, William Rast Sourcing distributes and J. Lindeberg USA distributed, through April 26, 2011, their merchandise to boutiques, specialty stores and better department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  Beginning July 2008 through April 26, 2011, the Company also marketed and sold its J. Lindeberg branded collection and golf apparel through its retail stores in New York City, Los Angeles and Miami, and sold J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  William Rast products are also sold in its four retail stores located in Los Angeles, San Jose and Cabazon, California, and Miami, Florida.  Internationally, in select countries, William Rast Sourcing sells its products directly and through distributors to better department stores and boutiques.

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

The Company commenced its People’s Liberation business in July 2004.  On December 16, 2008, the Company entered into an agreement with Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, “Charlotte Russe”), pursuant to which the Company’s wholly-owned subsidiary, Versatile, agreed to exclusively sell to Charlotte Russe, in North America and Central America, People’s Liberation® branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.  The Company ceased to sell People’s Liberation branded merchandise in North America and Central America to parties other than Charlotte Russe effective April 30, 2009.  Product sales to Charlotte Russe under the terms of this agreement began shipping in June 2009.  Commencing in October 2009, the Company was in litigation with Charlotte Russe in relation to the agreement, which litigation was settled by the parties in February 2011.  See the further discussion under Note 8 to the condensed consolidated financial statements.  The Company is currently exploring options for the marketing and distribution of People’s Liberation branded apparel and apparel accessories both in North America and internationally.

The Company is headquartered in Los Angeles, California, and maintains showrooms in New York and Los Angeles.

Discontinued Operation

The Company accounted for the sale of its 50% member interest in J. Lindeberg, USA as a discontinued operation in accordance with the guidance provided in FASB ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets, which requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations.  In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations.  Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented.  The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

Liquidity

For the six months ended June 30, 2011, the Company recorded a loss from continuing operations of approximately $3.0 million and utilized cash in continuing operations of $2.0 million.  As of June 30, 2011, the Company had a working capital deficit of approximately $2.5 million and a total stockholder’s deficiency of approximately $627,000. The Company intends to raise funds to finance operations, through strategic transactions with its partners or from traditional financing sources, until the Company is able to achieve positive cash flows from operations. The Company’s capital requirements for the next twelve months, as they relate to the production of its products, will continue to be significant.  If adequate funds are not available to satisfy the Company’s capital requirements, the Company’s business operations and liquidity could be materially adversely affected and this could ultimately cause the Company to significantly cut back its operations.

3.	Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-4, which amends the Fair Value Measurements Topic of the Accounting Standards Codification (ASC) to help achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS.  ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the ASU as required.  The ASU will affect the Company’s fair value disclosures, but will not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-5, which amends the Comprehensive Income Topic of the ASC.  The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements.  ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011.  The Company will adopt the ASU as required.  It will have no affect on the Company’s results of operations, financial condition or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

4.	Noncontrolling Interest

In accordance with the provisions of Statement of Financial Accounting Standard No. 160, Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB No. 51, superseded by ASC 810-10-65 adopted by the Company on January 1, 2009, the Company allocates profits and losses to each of the members of William Rast Sourcing and William Rast Licensing in accordance with the amended and restated limited liability company operating agreements for such entities, which became effective as of January 1, 2007 (the “Operating Agreements”).  The Operating Agreements provide that losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  To the extent each member has positive equity in William Rast Sourcing and William Rast Licensing, profits will be allocated consistent with the cash distribution terms as follows:

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

William Rast Sourcing, and its wholly-owned subsidiaries William Rast Retail and William Rast Europe B.V., and William Rast Licensing have accumulated losses totaling approximately $14.0 million from inception (October 1, 2006) through June 30, 2011.  Beginning January 1, 2009 through June 30, 2011, approximately $5.2 million of these losses has been allocated to Tennman, the noncontrolling interest member of William Rast Sourcing and William Rast Licensing.  Unpaid accumulated contingent priority cash distributions to Tennman amounted to approximately $3.8 million and $3.0 million as of June 30, 2011 and 2010, respectively.  If and when the contingent priority cash distributions are paid to Tennman, such distributions will be accounted for as decreases in noncontrolling interest in the consolidated balance sheet of the Company. Profit and loss allocations made to Tennman are recorded as increases or decreases in noncontrolling interest in the consolidated statements of operations of the Company.  From inception (October 1, 2006) through December 31, 2008, losses were not allocated to noncontrolling interest in accordance with Accounting Research Bulletin 51 because the noncontrolling interest member did not have basis in the capital of William Rast Sourcing and William Rast Licensing, prior to January 1, 2009.  Instead, all losses were recognized by Bella Rose in consolidation.

Beginning July 1, 2008 through April 26, 2011, the operations of J. Lindeberg USA are included in the consolidated financial statements of the Company.  Profit and loss allocations to Lindeberg Sweden were recorded as increases and decreases in noncontrolling interest in the consolidated financial statements of the Company. On April 26, 2011, the Company and its wholly owned subsidiary, Bella Rose, LLC, completed the sale of Bella Rose’s 50% membership interest in J. Lindeberg USA, LLC to J. Lindeberg USA Corp., as further described in Note 9 to the condensed consolidated financial statements.

5.	Earnings Per Share

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted income (loss) per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method for warrants and options.

Warrants representing 4,190,000 shares of common stock at exercise prices ranging from $0.20 to $0.50 per share and stock options representing 7,880,000 shares of common stock at exercise prices ranging from $0.15 to $1.25 per share were outstanding as of June 30, 2011, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the six months ended June 30, 2011 because the average trading price of the Company’s common shares during the period was lower than the exercise price of any of outstanding equity instruments, and therefore were antidilutive.  The outstanding shares underling stock options and warrants outstanding as of June 30, 2011 were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the three months ended June 30, 2011 because the effect of including these shares would have been antidilutive

Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,822,000 shares of common stock at exercise prices ranging from $0.20 to $1.25 per share were outstanding as of June 30, 2010, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the three and six months ended June 30, 2010 because the effect of including these shares would have been antidilutive.

6.	Due (to) from Factor

Due (to) from factor from continuing operations is summarized as follows:

	June 30,	December 31,
	2011	2010
Outstanding receivables:
Without recourse	$144,427	$1,798,175
With recourse	167,952	160,582
	312,379	1,958,757
Advances	(480,924)	(1,634,017)
Open credits	(83,746)	(45,800)
	$(252,291)	$278,940

As a result of the sale of the Company’s 50% member interest in J. Lindeberg USA on April 26, 2011, the Company terminated its factoring facility with FTC and the guarantees of its related entities were released, as further described in Note 9.

7.	Inventories

Inventories from continuing operations are summarized as follows:

	June 30, 2011	December 31, 2010

Piece goods and trim	$137,780	$69,407
Work in process	3,495	11,094
Finished goods	1,714,143	1,866,716
	1,855,418	1,947,217
Less reserve for obsolescence and slow moving inventory	(281,649)	(335,000)
	$1,573,769	$1,612,217

8.	Charlotte Russe Litigation

Beginning October of 2009, the Company had been in litigation with Charlotte Russe and its affiliates in relation to the exclusive distribution agreement between the parties.  On February 3, 2011, People's Liberation, Versatile Entertainment, Colin Dyne, ECA Holdings II, LLC and New Media Retail Concepts entered into a Settlement Agreement and Mutual Release with Charlotte Russe Holding, Inc. and Charlotte Russe Merchandising, Inc., Advent International Corporation, Advent CR Holdings, Inc., David Mussafer, and Jenny Ming. The agreement was entered into to settle all disputes among the parties relating to:

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

9.	Discontinued Operation - J. Lindeberg USA

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

As of the closing, Bella Rose’s interest in that certain factoring agreement, dated August 6, 2008, by and between Lindeberg USA and FTC Commercial Corp., as amended from time to time, and related agreements (collectively, the “Factoring Agreement”) pursuant to which FTC provided certain factoring services to Lindeberg USA, was assigned to Buyer.  Also as of the closing, the guarantees of the Company, Bella Rose, and Versatile Entertainment, Inc. (a wholly-owned subsidiary of People’s Liberation) in favor of FTC which guaranteed the obligations of Lindeberg USA to FTC under the Factoring Agreement were terminated, along with the termination of a personal validity guarantee of Colin Dyne, the Company’s Chief Executive Officer and the manager of J. Lindeberg USA, in favor of FTC.

In connection with the sale of Bella Rose’s membership interest in Lindeberg USA to Buyer, certain customer lists, other intangibles, and lease agreements and lease deposits of J. Lindeberg USA were transferred to J. Lindeberg USA Corp. on the closing date.

The divestiture of the Company’s membership interest in Lindeberg USA has been accounted for as a discontinued operation and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and cash flows have been adjusted to conform to this presentation.

The Company recorded a gain in the second quarter of 2011 related to this divestiture as follows:

Carrying value of net assets of J. Lindeberg USA	$(1,501,404)
Noncontrolling interest on date of divestiture	1,863,727
Carrying value of net assets attributable to J. Lindeberg USA	362,323
Cash proceeds received at closing	900,000
Receivable from Buyer	750,000
Gain on sale of member interest in subsidiary	$2,012,323

The following table summarizes certain selected components of the discontinued operations of J. Lindeberg USA for the three and six months ended June 30, 2011 through the effective date of the divestiture on April 26, 2011, and the three and six months ended June 30, 2010:

	Three Months Ended June 30,		Six Months Ended June 30
	2011	2010	2011	2010

Net Revenue	$733,150	$1,965,825	$3,374,624	$4,291,333

Income (loss)	$136,792	$(114,096)	$(125,771)	$(210,548)
Noncontrolling interest	$(68,396)	$57,048	$62,885	$105,275
Net income (loss) attributable to common shareholders	$68,396	$(57,048)	$(62,886)	$(105,273)

Basis and diluted income (loss) per share from discontinued operations	$0.06	$(0.00)	$0.06	$(0.00)

The following table summarizes certain selected components of the discontinued operations of J. Lindeberg USA as of June 30, 2011 and December 31, 2010, the periods covered by this report:

	June 30, 2011	December 31, 2010
Current assets	$-	$1,824,959
Long-term assets	$-	$1,075,128
Current liabilities	$-	$895,732
Long-term liabilities	$-	$525,673

On June 24, 2011, the Company and its wholly-owned subsidiary, Bella Rose, LLC, entered into an asset purchase agreement with Monto Holding (Pty) Limited (“Monto”).  Pursuant to the agreement, the Company sold to Monto without recourse the $750,000 receivable owed to the Company under the terms of the Unit Purchase Agreement discussed above.

On June 24, 2011, the Company also issued a fully vested, five year warrant to Monto to purchase 3,750,000 shares of its Common Stock at an exercise price of $0.20 per share.  In exchange for the rights to the receivable and the warrant, Monto paid to the Company a purchase price of $722,916.  The Warrant was valued at $89,000 using the Black-Scholes option pricing model.

10.	Stock Based Compensation

On January 5, 2006, the Company adopted its 2005 Stock Incentive Plan (the “Plan”), which authorized the granting of a variety of stock-based incentive awards.  The Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determines the recipients and terms of the awards granted.  The Plan reserves a total of 5,500,000 shares of common stock for issuance.

The Company recognizes stock-based compensation costs on a straight-line basis over the vesting period of each award, which is generally between one to four years.

During the three and six months ended June 30, 2011, the Company granted 500,000 and 1,530,000 options to employees and officers within the Plan at an exercise price of $0.15 and 5,000,000 options to two employees and an officer outside the Plan, also at an exercise price of $0.15.  There were no options or warrants exercised during the three and six months ended June 30, 2011.  During the three and six months ended June 30, 2010, the Company did not grant any options and no options or warrants were exercised.  Plan options to purchase 2,487,698 and 2,545,938 shares were exercisable as of June 30, 2011 and 2010, respectively.  Options granted outside the Plan to purchase 3,000,000 shares were exercisable as of June 30, 2011.  There were no options granted outside the Plan outstanding as of June 30, 2010.  Total stock based compensation expense for the three and six months ended June 30, 2011 was approximately $1,000 and $20,000, respectively.  Total stock based compensation expense for the three and six months ended June 30, 2010 was approximately $76,000 and $55,000, respectively.

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model.  The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Stock price volatility is estimated based on a peer group of public companies and expected term is estimated using the “safe harbor” provisions provided in accordance with generally accepted accounting principles.  The safe harbor provisions were extended beyond December 31, 2007 for companies that did not have sufficient historical data to calculate the expected term of their related options.  The Company does not have sufficient historical data to calculate expected term and the safe harbor provisions were used to calculate expected term for options granted during the periods.  The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted in the Plan during the six months ended June 30, 2011 included a dividend yield of zero, a risk-free interest rate of 2.2%, expected term of 6.1 years and an expected volatility of 64%.

For stock-based awards issued to employees, directors and officers, stock-based compensation is attributed to expense using the straight-line single option method.  Stock-based compensation expense recognized in the statements of operations for the three and six months ended June 30, 2011 and 2010 is included in selling, design and production expense and general and administrative expense, and is based on awards ultimately expected to vest.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  For the three and six months ended June 30, 2011, the Company used historical data to calculate the expected forfeiture rate.

Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

For the six months ended June 30, 2011 and 2010, total stock-based compensation expense included in the consolidated statements of operations was charged to the following expense categories:

	Six months ended June 30, 2011	Six months ended June 30, 2010
Selling, design and production	$1,948	$9,303
General and administrative	73,612	45,993
Total stock-based compensation	$75,560	$55,296

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2010	2,895,000	$0.56
Granted	-	-
Exercised	-	-
Forfeited	(310,000)	0.49

Options outstanding – December 31, 2010	2,585,000	0.57
Granted	1,530,000	0.15
Exercised	-	-
Forfeited	(235,000)	0.36

Options outstanding – June 30, 2011	3,880,000	$0.42

A summary of the changes in the Company’s unvested stock options within the Plan is as follows:
	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2010	667,853	$0.14
Granted	-	-
Vested	(222,934)	(0.13)
Forfeited	(310,000)	(0.18)

Unvested stock options – December 31, 2010	134,919	0.06
Granted	1,530,000	0.01
Vested	(37,618)	0.39
Forfeited	(235,000)	(0.10)

Unvested stock options – June 30, 2011	1,392,301	$0.01

The following table summarizes the activity outside of the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2011	-	-
Granted	5,000,000	$0.15
Exercised	-	-
Forfeited	(1,000,000)	(0.15)

Options outstanding – June 30, 2011	4,000,000	$0.15

A summary of the changes in the Company’s unvested stock options outside of the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2011	-	$-
Granted	5,000,000	0.02
Vested	(3,000,000)	(0.02)
Forfeited	(1,000,000)	(0.02)

Unvested stock options – June 30, 2011	1,000,000	$0.02

Additional information relating to all stock options and warrants outstanding and exercisable at June 30, 2011, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$0.15	(options)	5,500,000	9.6	$0.15	3,139,167	$0.15
$0.20	(options)	151,000	8.0	$0.20	123,500	$0.20
$0.20	(warrants)	3,750,000	5.0	$0.20	3,750,000	$0.20
$0.30	(options)	60,000	7.0	$0.30	60,000	$0.30
$0.31	(options)	48,000	6.0	$0.31	48,000	$0.31
$0.38	(options)	240,000	6.2	$0.38	240,000	$0.38
$0.40	(options)	450,000	7.0	$0.40	450,000	$0.40
$0.40	(warrants)	150,000	1.4	$0.40	150,000	$0.40
$0.46	(options)	385,000	6.0	$0.46	385,000	$0.46
$0.50	(options)	570,000	6.4	$0.50	566,032	$0.50
$0.50	(warrants)	290,000	1.4	$0.50	290,000	$0.50
$1.25	(options)	476,000	5.2	$1.25	476,000	$1.25

		12,070,000	7.2	$0.26	9,677,699	$0.29

As of June 30, 2011, there were 2,487,699 of vested stock options within the Plan and 3,000,000 of vested options outside the Plan.  As of June 30, 2011, there was approximately $13,000 of total unrecognized compensation expense related to share-based compensation arrangements granted within the Plan and approximately $5,000 of total unrecognized compensation expense related to share-based compensation arrangements granted outside the Plan.  The cost is expected to be recognized on a weighted-average basis over the next three years.  The aggregate intrinsic value of stock options outstanding was zero at June 30, 2011 and 2010 as the market value of the options was lower than the exercise value.

The Company has recorded a valuation allowance on a portion of its deferred tax asset related to net operating loss carryforwards.  As a result, the stock-based compensation has not been tax effected on the consolidated statement of operations.  For the six months ended June 30, 2011 and 2010, the deferred tax effect related to nonqualified stock options was not material.

On June 24, 2011, the Company issued a warrant to purchase 3,750,000 shares of its common stock to Monto Holdings (Pty) Limited in accordance with an asset purchase agreement as further described in Note 9 to the consolidated financial statements.  The warrant has  an exercise price of $0.20, a term of five years and is exercisable immediately.  The warrant was valued at approximately $89,000 using the Black-Scholes pricing model and the weighted-average assumptions discussed above.

11.	Segment Reporting

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

Summarized financial information concerning our reportable segments from continuing operations for the three and six months ended June 30, 2011 and 2010, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2011	2010	2011	2010
Net Revenue (1):
Wholesale	$1,514,597	$4,414,623	$3,351,693	$10,035,048
Retail	562,480	470,434	1,039,824	876,001
International	-	(1,547)	-	8,976
	$2,077,077	$4,883,510	$4,391,517	$10,920,025

Gross Profit (1):
Wholesale	$79,654	$2,045,962	$327,756	$5,029,413
Retail	353,250	342,115	606,520	633,658
International	-	29,138	-	37,667
	$432,904	$2,417,215	$934,276	$5,700,738

Selling, Design and Production Expense (1):
Wholesale	$1,385,374	$1,279,494	$2,840,581	$3,732,481
Retail	(1,870)	27,221	3,200	27,400
International	-	2,908	-	10,158
	$1,383,504	$1,309,623	$2,843,781	$3,770,039

General and Administrative Expense (1):
Wholesale	$1,139,463	$1,041,032	$2,414,791	$2,219,274
Retail	596,434	464,953	1,171,740	905,765
International	254	(36,688)	254	(1,979)
	$1,736,151	$1,469,297	$3,586,785	$3,123,060

Operating Loss (1):
Wholesale	$(2,445,183)	$(274,564)	$(4,927,616)	$(922,342)
Retail	(241,314)	(150,059)	(568,420)	(299,507)
International	(254)	62,918	(254)	29,488
	$(2,686,751)	$(361,705)	$(5,496,290)	$(1,192,361)

Capital Expenditures:
Wholesale	$9,771	$7,521	$104,244	$99,230
Retail	-	11,353	1,350	21,036
International	-	-	-	-
	$9,771	$18,874	$105,594	$120,266

Total Assets:
Wholesale	$3,477,708	$5,625,516	$3,477,708	$5,625,516
Retail	1,177,268	1,025,648	1,177,268	1,025,648
International	28,798	24,125	28,798	24,125
	$4,683,774	$6,675,289	$4,683,774	$6,675,289

(1)	Segment information is presented after the reclassification of revenue and expenses reported under discontinued operations as further described in Note 9 to the financial statements.

As of June 30, 2011 and 2010, $4.7 million and $9.5 million, respectively, of our assets were located in the United States. The Wholesale segment had net revenue to two customers, exceeding 10% of net revenue, during the six months ended June 30, 2011 amounting to approximately $1.9 million.  The Wholesale segment had net revenue to one customer, exceeding 10% of net sales, during the six months ended June 30, 2010 amounting to approximately $1.8 million.

12.	Customer and Supplier Concentrations

During the three months ended June 30, 2011 and 2010, two customers comprised greater than 10% of the Company’s net revenue.  Revenue derived from these customers amounted to 14.1% and 13.7% of net revenue for the three months ended June 30, 2011 and 14.2% and 13.0% of net revenue for the three months ended June 30, 2010.  During the six months ended June 30, 2011 and 2010, two customers comprised greater than 10% of the Company’s net revenue.  Revenue derived from these customers amounted to 14.4% and 10.5% of net revenue for the six months ended June 30, 2011 and 11.6% and 10.7% of net revenue for the six months ended June 30, 2010.  At June 30, 2011, the majority of receivables due from these customers are sold to the factor and are included in the due to factor balance.

During the six months ended June 30, 2011, three suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 31.3%, 13.6% and 10.9% for the six months ended June 30, 2011.  During the six months ended June 30, 2010, two suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 38.4% and 21.0% for the six months ended June 30, 2010.  At June 30, 2011 and 2010, accounts payable and accrued expenses included an aggregate of approximately $674,000 and $1.7 million, respectively, due to these vendors.

During the six months ended June 30, 2011 (through April 26, 2011) and 2010, the Company purchased all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of the Company’s subsidiary, J. Lindeberg USA.  Total purchases from J. Lindeberg AB for the six months ended June 30, 2011 and 2010 amounted to approximately $1.8 million and $1.7 million, respectively.  As of June 30, 2010, approximately $396,000 was due to J. Lindeberg AB for product purchases.  There were no amounts owed to J. Lindeberg AB for product purchases as of June 30, 2011.

13.	Off Balance Sheet Risk and Contingencies

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable.  The Company sells the majority of its trade accounts receivable to its factors and is contingently liable to the factors for merchandise disputes and other customer claims.  At June 30, 2011, total factor receivables approximated $312,000.  From time to time, the Company’s factors also issue letters of credit and vendor guarantees on the Company’s behalf.  There were no outstanding letters of credit or vendor guarantees as of June 30, 2011.  Ledger debt (payables to suppliers that use the same factors as the Company) as of June 30, 2011 amounted to approximately $26,000.

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

14.	Income Taxes

Deferred income taxes arise principally from temporary differences in the method of depreciating property and equipment for income tax reporting purposes and the recognition of expense related to the allowance for doubtful accounts, factor open credits and inventory reserves for income tax reporting purposes, and net operating loss carryforwards.  The Company has Federal net operating losses available to carryforward to future periods of approximately $8.6 million as of December 31, 2010 which expire beginning 2027.    As of December 31, 2010, the Company provided a valuation allowance for a portion of the deferred income tax asset related to its Federal net operating loss carryforwards.  As of December 31, 2010, the Company determined that it was more likely than not that it would realize the future income tax benefits related to a portion of its Federal net operating losses.  During the three months ended June 30, 2011, the Company increased the valuation allowance related to its net operating loss carryforwards to reserve the entire asset balance, as the Company was unable to determine if it was more likely than not that it would realize the future income tax benefits related to its net operating losses. This resulted in a deferred provision for income taxes from continuing operations of approximately $908,000 recorded during the quarter ended June 30, 2011.

The Company has net operating losses available to carryforward to future periods from California of approximately $8.1 million as of December 31, 2010 which expire beginning 2017.  For the years ending December 31, 2010 and 2011, the use of California state operating losses has been suspended for companies with taxable annual income greater than $300,000.  As the Company is unable to determine whether it will be able to utilize its California net operating losses against future income, the Company has provided a valuation allowance for all of its deferred income tax asset related to its California net operating loss carryforwards as of June 30, 2011 and December 31, 2010.

The components of the Company’s consolidated deferred income tax balances from continuing operations as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Deferred income tax assets - current:

Net operating loss carryforwards	$-	$1,060,000
Factored accounts receivable and bad debt reserves	28,000	28,000
Other reserves	134,000	134,000
	162,000	1,222,000
Less: Valuation allowance	(162,000)	(838,000)
Deferred income tax assets - current	$-	384,000

Deferred income tax asset – long-term:

Net operating loss carryforwards	$3,455,000	2,395,000

Deferred income tax liability – long-term:
Property and equipment	(314,000)	(314,000)
	3,141,000	2,081,000
Less: Valuation allowance	(3,141,000)	(1,557,000)
Net deferred income tax asset – long-term	$-	$524,000

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People’s Liberation, Inc. for the three and six months ended June 30, 2011 and the three and six months ended June 30, 2010.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and this Quarterly Report on Form 10-Q.

Overview

We design, market and sell high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States through April 26, 2011, “J. Lindeberg.”  The majority of the merchandise we offer consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  In the United States, we distribute our William Rast branded merchandise and, through April 26, 2011, our J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  Beginning July 2008 through April 26, 2011, we also marketed and sold our J. Lindeberg branded collection and golf apparel through our retail stores in New York City, Los Angeles and Miami, and J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  William Rast products are also sold in our four retail stores located in Los Angeles, San Jose and Cabazon, California, and Miami, Florida.  Internationally, in select countries, we sell our William Rast branded apparel products directly and through distributors to better department stores and boutiques.  We are currently exploring options for the marketing and distribution of People’s Liberation branded apparel and apparel accessories both in North America and internationally.

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

We are headquartered in Los Angeles, California, and maintain showrooms in New York and Los Angeles.

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
(a California LLC)
Formed October 2006, owned 50% by Bella Rose and consolidated under Bella Rose
J. Lindeberg USA, LLC*
(a California LLC)
Formed July 2008, owned 50% by Bella Rose and consolidated under Bella Rose
William Rast Retail, LLC
(a California LLC)
Formed August 2009 and wholly owned by William Rast Sourcing, LLC
J. Lindeberg USA Retail, LLC*
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

Recent Developments

J. Lindeberg USA Divestiture

On April 26, 2011, our wholly-owned subsidiary, Bella Rose, completed the sale of its 50% member interest in J. Lindeberg USA to J. Lindeberg USA Corp., the company’s other 50% member, pursuant to the terms of a Unit Purchase Agreement entered into by the parties on April 7, 2011.  In consideration for Bella Rose’s 50% membership interest in Lindeberg USA, J. Lindeberg USA Corp. agreed to pay us an aggregate of $1,650,000, of which $900,000 was paid upon the closing of the transaction and $750,000 is payable on the six month anniversary of the closing of the transaction.

In connection with the sale of Bella Rose’s membership interest in J. Lindeberg USA to J. Lindeberg USA Corp., certain customer lists, other intangibles, and lease agreements and lease deposits of J. Lindeberg USA were also transferred to J. Lindeberg USA Corp. on the closing date.  We recorded a gain of approximately $2.0 million in the second quarter of 2011 related to this transaction.

The divestiture of our membership interest in Lindeberg USA has been accounted for as a discontinued operation and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and cash flows have been adjusted to conform to this presentation.

On June 24, 2011, Bella Rose entered into an asset purchase agreement with Monto Holding (Pty) Limited (“Monto”).  Pursuant to the agreement, Bella Rose sold to Monto without recourse the $750,000 receivable owed to us under the terms of that Unit Purchase Agreement discussed above.  On June 24, 2011, we also issued a fully vested, five year warrant to Monto to purchase 3,750,000 shares of our Common Stock at an exercise price of $0.20 per share.  In exchange for the rights to the receivable and the warrant, Monto paid a purchase price of $722,916.

Charlotte Russe Litigation

As discussed under Note 8 to the Condensed Consolidated Financial Statements, we were in litigation with Charlotte Russe and its affiliates in relation to an exclusive distribution agreement between Charlotte Russe and the Company.  As a result of the litigation, there have been no significant sales of People’s Liberation branded apparel to Charlotte Russe subsequent to October 2009.

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

Launch of Newly Designed William Rast Expanded Collection

In February 2011, we showcased our newly designed William Rast expanded collection for Fall 2011 at the ENK tradeshow in Las Vegas.  The American-made denim offering will include newly developed fabrics, innovative and on-trend washes and new fits, all accompanied by fresh, modern branding and packaging.  We have brought on board a new team of denim experts in design, merchandising and sales to focus on building complete collections for both retail and wholesale to support our denim category.

Retail Sales

Our William Rast branded apparel and accessories are sold through our three full-price William Rast brand retail stores and also through our William Rast brand outlet store.  Through April 26, 2011, our J. Lindeberg branded apparel and accessories were sold through our three full-price J. Lindeberg brand retail stores.  As further discussed above, we completed the sale of our 50% interest in J. Lindeberg USA, which included our three retail stores, to J. Lindeberg USA Corp.on April 26, 2011.

As of August 12, 2011 we had the following retail store locations:

Brand	Location	Opening Date
William Rast	Miami, Florida	August 2010
William Rast	Century City, California	November 2009
William Rast	San Jose, California	November 2009
William Rast Outlet	Cabazon, California	November 2009

As previously reported, the above stores were opened as part of our retail expansion plan which included the roll-out of retail stores in major metropolitan locations.  We currently do not plan to open any additional stores in the near future.  We will continue to review our retail strategy as retail market conditions change in response to economic conditions.

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

Results of Operations

Summarized financial information concerning our reportable segments from continuing operations for the three and six months ended June 30, 2011 and 2010, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2011	2010	2011	2010
Net Revenue (1):
Wholesale	$1,514,597	$4,414,623	$3,351,693	$10,035,048
Retail	562,480	470,434	1,039,824	876,001
International	-	(1,547)	-	8,976
	$2,077,077	$4,883,510	$4,391,517	$10,920,025

Gross Profit (1):
Wholesale	$79,654	$2,045,962	$327,756	$5,029,413
Retail	353,250	342,115	606,520	633,658
International	-	29,138	-	37,667
	$432,904	$2,417,215	$934,276	$5,700,738

Selling, Design and Production Expense (1):
Wholesale	$1,385,374	$1,279,494	$2,840,581	$3,732,481
Retail	(1,870)	27,221	3,200	27,400
International	-	2,908	-	10,158
	$1,383,504	$1,309,623	$2,843,781	$3,770,039

General and Administrative Expense (1):
Wholesale	$1,139,463	$1,041,032	$2,414,791	$2,219,274
Retail	596,434	464,953	1,171,740	905,765
International	254	(36,688)	254	(1,979)
	$1,736,151	$1,469,297	$3,586,785	$3,123,060

Operating Loss (1):
Wholesale	$(2,445,183)	$(274,564)	$(4,927,616)	$(922,342)
Retail	(241,314)	(150,059)	(568,420)	(299,507)
International	(254)	62,918	(254)	29,488
	$(2,686,751)	$(361,705)	$(5,496,290)	$(1,192,361)

Capital Expenditures:
Wholesale	$9,771	$7,521	$104,244	$99,230
Retail	-	11,353	1,350	21,036
International	-	-	-	-
	$9,771	$18,874	$105,594	$120,266

Total Assets:
Wholesale	$3,477,708	$5,625,516	$3,477,708	$5,625,516
Retail	1,177,268	1,025,648	1,177,268	1,025,648
International	28,798	24,125	28,798	24,125
	$4,683,774	$6,675,289	$4,683,774	$6,675,289

(1)	Segment information is presented after the reclassification of revenue and expenses reported under discontinued operations as further described in Note 9 to the financial statements.

Results of Continuing Operations

The following table presents consolidated statement of operations data from continuing operations for each of the periods indicated as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	79.2	50.5	78.7	47.8
Gross profit	20.8	49.5	21.3	52.2
Selling, design and production expenses	66.6	26.8	64.8	34.5
General and administrative expenses	83.6	30.1	81.7	28.6
Operating loss from continuing operations	(129.4)%	(7.4)%	(125.2)%	(10.9)%

Comparison of the three months ended June 30, 2011 and the three months ended June 30, 2010 for continuing operations

Net Revenue

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Percent Change

Net Revenue	$2,077,077	$4,883,510	(57.5)%

The decrease in net revenue from continuing operations for the three months ended June 30, 2011 was due primarily to decreased wholesale sales of our William Rast apparel line in the United States.   In the first quarter of 2011 in response to slow denim sales in 2010, we launched a newly designed American-made William Rast denim and expanded sportswear collection estimated to reach our retail stores in July 2011 and our wholesale customers in Fall 2011.  In the second quarter of 2011, wholesale sales of our William Rast apparel line were negatively impacted as our customers did not purchase consistent quantities of our existing products in anticipation of the arrival of our newly designed product line, resulting in a decrease in sales for the second quarter of 2011 compared to the second quarter of 2010.  The decrease in wholesale revenue for the second quarter of 2011 was also due to nonrecurring revenue received from the Target Corporation in the second quarter of 2010 in accordance with the design and license agreement we entered into in May 2010 related to exclusive collection of William Rast products that were sold for a limited time in Target stores throughout the United States at the end of 2010.  The decrease in wholesale net revenue for the three months ended June 30, 2011 was offset by an increase in retail sales of our William Rast apparel line.  The decrease in wholesale net revenue for the three months ended June 30, 2011 was also partially offset by licensing revenue received under the terms of our William Rast eyewear licensing agreement in the second quarter of 2011.   Based on the reception our new William Rast denim collection has received in the marketplace, we anticipate that our net revenue for the third quarter of 2011 will improve as compared to our second quarter results.

Gross Profit

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Percent Change

Gross Profit	$432,904	$2,417,215	(82.1)%

Gross profit consists of net revenue less cost of goods sold.  Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, duty, freight and overhead expenses.  Overhead expenses primarily consist of warehouse and shipping salaries and expenses.  As a percentage of net revenue, our gross margin from continuing operations decreased to 20.8% for the three months ended June 30, 2011 from 49.5% for the three months ended June 30, 2010.  The decrease in wholesale gross profit as a percentage of net revenue was primarily due to lower margins achieved in off-price sales of our William Rast products in an effort to reduce our remaining William Rast inventory in anticipation of our newly designed American-made William Rast denim line and expanded sportswear collection.  The decrease in wholesale gross margin as a percentage of net revenue was also due to revenue received from the Target Corporation in the second quarter of 2010 in accordance with the design and license agreement we entered into in May 2010 related to exclusive collection of William Rast products that were sold for a limited time in Target stores throughout the United States at the end of 2010.  There was no cost of revenue associated with the Target design and licensing revenue, which resulted in an increase in wholesale gross profit as a percentage of net revenue during the quarter ended June 30, 2010.  In order to boost overall sales in our retail stores during the first half of 2011, we increased the number of select sale items during the period.  This resulted in a decrease in retail gross margin during the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Selling, Design and Production Expenses

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Percent Change

Selling, design and production expenses	$1,383,504	$1,309,623	5.6%

Selling, design and production expense for the three months ended June 30, 2011 and 2010 primarily related to salaries and commissions, design fees, advertising, marketing and promotion, samples, travel, tradeshow, fashion show and showroom expenses.  The increase in selling, design and production expenses from continuing operations for the quarter ended June 30, 2011 is primarily attributable to increased promotion and marketing of our William Rast brand through our Indy car sponsorship in the second quarter of 2011.  The increase in selling, design and production expenses from continuing operations for the quarter ended June 30, 2011 was offset by decreased design and production salaries incurred in the second quarter of 2011 as a result of cost cutting measures implemented to decrease expenditures.  As a percentage of net revenue, selling, design and production expense increased to 66.6% for the three months ended June 30, 2011 compared to 26.8% for the three months ended June 30, 2010.  The increase in selling, design and production expenses as a percentage of net revenue for the quarter ended June 30, 2011 was due to net revenue decreasing at a higher rate than selling, design and production expenses.

General and Administrative Expenses

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Percent Change

General and administrative expenses	$1,736,151	$1,469,297	18.2%

General and administrative expenses for the three months ended June 30, 2011 and 2010 primarily related to salaries, professional fees, facility costs, travel and entertainment, depreciation and amortization expense, retail store operating costs, and other general corporate expenses.  Retail store operating costs primarily include salaries, rent and other operating costs.  As a percentage of net revenue, general and administrative expenses from continuing operations increased to 83.6% for the three months ended June 30, 2011 from 30.1% for three months ended June 30, 2010.  The increase in general and administrative expenses during the three months ended June 30, 2011 was primarily due to increased retail store costs and increased professional fees.  We had four retail stores open in the second quarter of 2011, compared to three stores that were opened in the second quarter of 2010.  The increase in general and administrative expenses from continuing operations for the three months ended June 30, 2011 was offset by decreased administrative salaries incurred in the second quarter of 2011 as a result of cost cutting measures implemented to decrease expenditures.

Interest Expense, net

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Percent Change

Interest Expense, net	$29,163	$54,457	(46.4)%

Our William Rast factor agreement provides that we can borrow an amount up to 75% of the value of our approved factored customer invoices.  We can also borrow up to 50% of our eligible inventory (as defined in the agreement) up to a maximum of $875,000.  Under our J. Lindeberg factoring arrangement (prior to the sale of our 50% membership interest in J. Lindeberg USA on April 26, 2011) we were able to borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories.  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility were not to exceed $1.5 million.  Our J. Lindeberg factoring facility was amended on February 2, 2011, which amendment included a reduction of the advance rate on eligible accounts receivable from 85% to 75%.  Under the amended facility, maximum borrowings remained at $1.5 million.  Outstanding borrowings under our factoring arrangements amounted to approximately $481,000 and $3.0 million at June 30, 2011 and 2010, respectively.  The decrease in interest expense is due to an average decrease in borrowings under our factoring arrangements during the three months ended June 30, 2011, offset by interest payable at a rate of 8% under the terms of a $750,000 promissory note entered into in August 2010.

Provision for Income Tax

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Percent Change

Provision for Income Tax	$911,500	$7,390	*
* Not meaningful

The provision for income taxes for the three months ended June 30, 2011 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, estimated Federal and state taxes due at statutory effected tax rates and an increase in the valuation allowance provided for our deferred tax asset related to net operating loss carryforwards.  The provision for income taxes for the three months ended June 30, 2010 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies.  A provision for Federal income taxes was not recorded for the three months ended June 30, 2010, as we had a net loss during the quarter. As of June 30, 2011, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  At this time, we cannot determine that it is more likely than not that we will realize the entire balance of the future income tax benefits related to our net operating losses.  As of December 31, 2010, total net operating losses available to carry forward to future periods amounted to approximately $8.6 million.  As of June 30, 2010, a valuation allowance was provided for all of our deferred income tax assets related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  The increase in the provision for income taxes recorded for the three months ended June 30, 2011, compared to the three months ended June 30, 2010 resulted from an increase in the valuation allowance provided for our deferred tax asset related to net operating loss carryforwards recorded during the three months ended June 30, 2011.

Loss from Continuing Operations

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Percent Change

Loss from continuing operations	$(3,627,414)	$(423,552)	756.4%

The increase in net loss from continuing operations incurred for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is due primarily to decreased net revenue and gross margin and an increase in the provision for income taxes recorded during the second quarter of 2011, as discussed above.

Noncontrolling Interest in Continuing Operations

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Percent Change

Noncontrolling interest in continuing operations	$1,323,008	$289,448	357.1%

Noncontrolling interest in continuing operations recorded for the three months ended June 30, 2011 and 2010 represents net loss allocations to Tennman WR-T, Inc., a member of William Rast Sourcing and William Rast Licensing.  Beginning January 1, 2009, losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  The increase in noncontrolling interest recorded for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was due primarily to increased loss allocations to Tennman during the three months ended June 30, 2011, compared to the three months ended June 30, 2010.

Discontinued Operations

Discontinued Operations

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Percent Change

Net income (loss) from discontinued operations	$136,792	$(114,096)	*
Gain on sale of member interest in subsidiary	2,012,323	-
	2,149,115	(114,096)
Noncontrolling interest in discontinued operations	(68,396)	57,048
	$2,080,719	$(57,048)
* Not meaningful

Net income from discontinued operations for the period ended June 30, 2011 represents the results of operations of our J. Lindeberg subsidiary from the beginning of the quarter through the date of the sale of our 50% member interest in J. Lindeberg, USA on April 26, 2011.  Net loss from discontinued operations for the three months ended June 30, 2010 represents the results of operations of our J. Lindeberg subsidiary from the beginning of the quarter through June 30, 2010.  The gain on the sale of member interest in subsidiary is further described in Note 9 to this report.

Net Loss Attributable to Common Stockholders

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Percent Change

Net loss attributable to common stockholders	$(223,687)	$(191,152)	(17.0)%

The increase in net loss attributable to common stockholders during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is due primarily to decreased net revenue and gross margin and an increase in the provision for income taxes recorded during the second quarter of 2011, as discussed above, offset by the gain on the sale of our 50% member interest in J. Lindeberg, USA, as discussed elsewhere in this report.

Comparison of six months ended June 30, 2011 and six months ended June 30, 2010 for continuing operations

Net Revenue

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Percent Change

Net Revenue	$4,391,517	$10,920,025	(59.8)%

The decrease in net revenue from continuing operations for the six months ended June 30, 2011 was due primarily to decreased wholesale sales of our William Rast apparel line in the United States.   In the first quarter of 2011 in response to slow denim sales in 2010, we launched a newly designed American-made William Rast denim and expanded sportswear collection estimated to reach our retail stores in July 2011 and our wholesale customers in Fall 2011.  In the first half of 2011, wholesale sales of our William Rast apparel line were negatively impacted as our customers did not purchase consistent quantities of our existing products in anticipation of the arrival of our newly designed product line, resulting in a decrease in sales for the first half of 2011 compared to the first half of 2010.  The decrease in wholesale revenue for the first half of 2011 was also due to revenue received from Sony Electronics in the first quarter of 2010 in accordance with our sponsorship agreement related to our William Rast fashion show held in February 2010.  We did not hold a fashion show in the first quarter of 2011, and as a result, did not receive sponsorship revenue or incur the related costs.  The decrease in wholesale revenue for the second half of 2011 was also due to nonrecurring revenue received from the Target Corporation in the second quarter of 2010 in accordance with the design and license agreement we entered into in May 2010 related to exclusive collection of William Rast products that were sold for a limited time in Target stores throughout the United States at the end of 2010.  The decrease in wholesale net revenue for the six months ended June 30, 2011 was offset by an increase in retail sales of our William Rast apparel line for the six months ended June 30, 2011and by licensing revenue received under the terms of our William Rast eyewear licensing agreement in the second quarter of 2011.  Based on the reception our new William Rast denim collection has received in the marketplace, we anticipate that our net revenue for the remainder of the year will improve as compared to our net revenue for the six months ended June 30, 2011.

Gross Profit

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Percent Change

Gross Profit	$934,276	$5,700,738	(83.6)%

As a percentage of net revenue, our gross margin from continuing operations decreased to 21.3% for the six months ended June 30, 2011 from 52.2% for the six months ended June 30, 2010.  The decrease in wholesale gross profit as a percentage of net revenue was primarily due to lower margins achieved in off-price sales of our William Rast products in an effort to reduce our remaining William Rast inventory in anticipation of our newly designed American-made William Rast denim line and expanded sportswear collection.  The decrease in wholesale gross profit as a percentage of net revenue was also due to revenue received from the Target Corporation in the second quarter of 2010 in accordance with the design and license agreement we entered into in May 2010 related to exclusive collection of William Rast products that were sold for a limited time in Target stores throughout the United States at the end of 2010, and advertising revenue received in accordance with our sponsorship agreement with Sony Electronics in the first quarter of 2010.  There was no cost of revenue associated with the Target design and licensing revenue and the Sony advertising revenue, which resulted in an increase in wholesale gross profit as a percentage of net revenue during the six months ended June 30, 2010.  In order to boost overall sales in our retail stores during the first half of 2011, we increased the number of select sale items during the period.  This resulted in a decrease in retail gross margin during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Selling, Design and Production Expenses

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Percent Change

Selling, design and production expenses	$2,843,781	$3,770,039	(24.6)%

The decrease in selling, design and production expenses from continuing operations for the six months ended June 30, 2011 is primarily attributable to our William Rast fashion show held in February 2010.  We did not hold a fashion show in the first quarter of 2011, and as a result, did not incur the related costs.  The decrease in selling, design and production expenses from continuing operations for the six months ended June 30, 2011 was also due to decreased design and production salaries incurred in the second half of 2011 as a result of cost cutting measures implemented to decrease expenditures.  The decrease in selling, design and production expenses from continuing operations was offset by increased promotion and marketing of our William Rast brand through our Indy car sponsorship in the second quarter of 2011.  As a percentage of net revenue, selling, design and production expense increased to 64.8% for the six months ended June 30, 2011 compared to 34.5% for the six months ended June 30, 2010.  The increase in selling, design and production expenses as a percentage of net revenue for the six months ended June 30, 2011 was due to net revenue decreasing at a higher rate than selling, design and production expenses.

General and Administrative Expenses

	Six Months Ended June 30, 20111	Six Months Ended June 30, 2010	Percent Change

General and administrative expenses	$3,586,785	$3,123,060	14.8%

As a percentage of net revenue, general and administrative expenses from continuing operations increased to 81.7% for the six months ended June 30, 2011 from 28.6% for six months ended June 30, 2010.  The increase in general and administrative expenses during the six months ended June 30, 2011 was primarily due to increased retail store costs, increased professional fees and a bonus paid to our Chief Executive Officer, Colin Dyne, in February 2011.  We had four retail stores open during the six months ended June 30, 2011, compared to three stores that were opened during the six months ended June 30, 2010.  The increase in general and administrative expenses from continuing operations for the six months ended June 30, 2011 was offset by decreased administrative salaries incurred in the first half of 2011 as a result of cost cutting measures implemented to decrease expenditures.

Interest Expense

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Percent Change

Interest Expense	$69,938	$94,779	(26.2)%

Our William Rast factor agreement provides that we can borrow an amount up to 75% of the value of our approved factored customer invoices.  We can also borrow up to 50% of our eligible inventory (as defined in the agreement) up to a maximum of $875,000.  Under our J. Lindeberg factoring arrangement (prior to the sale of our 50% membership interest in J. Lindeberg USA on April 26, 2011) we were able to borrow up to 85% on our factored accounts receivable and 50% on our eligible inventories.  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to our J. Lindeberg facility were not to exceed $1.5 million.  Our J. Lindeberg factoring facility was amended on February 2, 2011, which amendment included a reduction of the advance rate on eligible accounts receivable from 85% to 75%.  Under the amended facility, maximum borrowings remained at $1.5 million.  Outstanding borrowings under our factoring arrangements amounted to approximately $481,000 and $3.0 million at June 30, 2011 and 2010, respectively.  The decrease in interest expense is due to an average decrease in borrowings under our factoring arrangements during the six months ended June 30, 2011, offset by interest payable at a rate of 8% under the terms of a $750,000 promissory note entered into in August 2010.

Provision for Income Tax

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Percent Change

Provision for Income Tax	$974,000	$19,890	*
* Not meaningful

The provision for income taxes for the six months ended June 30, 2011 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, estimated Federal and state taxes due at statutory effected tax rates and an increase in the valuation allowance provided for our deferred tax asset related to net operating loss carryforwards.  The provision for income taxes for the six months ended June 30, 2010 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies.  A provision for Federal income taxes was not recorded for the six  months ended June 30, 2010, as we had a net loss during the period. As of June 30, 2011, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  At this time, we cannot determine that it is more likely than not that we will realize the entire balance of the future income tax benefits related to our net operating losses.  As of December 31, 2010, total net operating losses available to carry forward to future periods amounted to approximately $8.6 million.  As of June 30, 2010, a valuation allowance was provided for all of our deferred income tax assets related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  The increase in the provision for income taxes recorded for the six months ended June 30, 2011, compared to the six months ended June 30, 2010 resulted from an increase in the valuation allowance provided for our deferred tax asset related to net operating loss carryforwards recorded during the six months ended June 30, 2011.

Net Loss from Continuing Operations

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Percent Change

Net loss from continuing operations	$(3,026,690)	$(1,307,030)	131.6%

The increase in net loss from continuing operations incurred for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is due primarily to decreased net revenue and gross margin and an increase in the provision for income taxes recorded during the second quarter of 2011, offset by a net decrease in operating expenses, as discussed above.  The increase in net loss from continuing operations incurred for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was also offset by the settlement of our litigation with Charlotte Russe, as further described elsewhere in this report, during the first quarter of 2011.

Noncontrolling Interest from Continuing Operations

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Percent Change

Noncontrolling Interest from continuing operations	$2,764,390	$677,747	307.9%

Noncontrolling interest in continuing operations recorded for the six months ended June 30, 2011 and 2010 represents net loss allocations to Tennman WR-T, Inc., a member of William Rast Sourcing and William Rast Licensing.  Beginning January 1, 2009, losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  The increase in noncontrolling interest recorded for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 was due primarily to increased loss allocations to Tennman during the six months ended June 30, 2011, compared to the six months ended June 30, 2010.

Discontinued Operations

Discontinued Operations

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Percent Change

Net income (loss) from discontinued operations	$(125,771)	$(210,548)	*
Gain on sale of member interest in subsidiary	2,012,323	-
	1,886,552	(210,548)
Noncontrolling interest in discontinued operations	62,885	105,275
	$1,949,437	$(105,273)
* Not meaningful

Net loss from discontinued operations for the period ended June 30, 2011 represents the results of operations of our J. Lindeberg subsidiary from the beginning of the year through the date of the sale of our 50% member interest in J. Lindeberg, USA on April 26, 2011.  Net loss from discontinued operations for the six months ended June 30, 2010 represents the results of operations of our J. Lindeberg subsidiary from the beginning of the year through June 30, 2010.  The gain on the sale of member interest in subsidiary is further described in Note 9 to this report.

Net Income (Loss) Attributable to Common Stockholders

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Percent Change

Net income (loss) attributable to common stockholders	$1,687,137	$(734,556)	*
* Not meaningful

The net income attributable to common shareholders for the six months ended June 30, 2011 compared to the net loss attributable to common shareholders incurred for the six months ended June 30, 2011 is due primarily to the settlement of our litigation with Charlotte Russe, as further described elsewhere in this report, during the first quarter of 2011 and the gain on the sale of our 50% member interest in J. Lindeberg, USA, also discussed elsewhere in this report.  The increase in net income attributable to common shareholders was offset by a decrease in net revenue and gross margin during the period and an increase in the provision for income taxes recorded during the second quarter of 2011.

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of approximately $661,000, a working capital deficit of approximately $2.5 million, and approximately $214,000 of availability from our factors.  As of June 30, 2011, net advances from our factors, net of matured funds, totaled approximately $481,000.  As of June 30, 2010, we had cash and cash equivalents of approximately $1.0 million, working capital of approximately $1,000, and approximately $1.0 million of availability from our factor.  As of June 30, 2010, advances from our factor totaled approximately $3.0 million.

Sources and Uses of Cash

Cash Received from the Sale of our 50% Member Interest in J. Lindeberg USA

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

Cash Received from the Sale of our Receivable due from J. Lindeberg USA Corp.

On June 24, 2011, we and our wholly-owned subsidiary, Bell Rose, LLC, entered into an asset purchase agreement with Monto Holding (Pty) Limited (“Monto”).  Pursuant to the agreement, Bella Rose sold to Monto without recourse the $750,000 receivable owed to us under the terms of the Unit Purchase Agreement discussed above.  On June 24, 2011, we also issued a fully vested, five year warrant to Monto to purchase 3,750,000 shares of our Common Stock at an exercise price of $0.20 per share.  In exchange for the rights to the receivable and the warrant, Monto paid a purchase price of $722,916.

Cash Received from our Settlement with Charlotte Russe

On February 3, 2011, we (along with the other parties to the litigation) settled our litigation with Charlotte Russe Holding, Inc.  Pursuant to the settlement, we received $3.5 million, after the distribution of amounts owed under the terms of an asset purchase agreement, as described elsewhere in this report, and the payment of legal fees and expenses.  We also received proceeds of $750,000 in the third quarter of 2010 relating to the litigation in connection with an asset purchase agreement, for total proceeds related to the litigation of $4.3 million. The settlement included the dismissal with prejudice of all claims pending between the parties as well as mutual releases, without any admission of liability or wrongdoing by any of the parties to the actions.

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

Beginning July 28, 2008 through April 26, 2011, our subsidiary, J. Lindeberg USA, entered into various factoring arrangements with FTC Commercial Corp ("FTC").  The most recent agreement provided that FTC may make factoring advances to J. Lindeberg of up to 75% of the purchase price of all accounts purchased by FTC and interest was charged with respect to advances from the greater of 5.5% per annum or prime plus 1% to the greater of 7.0% per annum or prime plus 1%.  Under the terms of the most recent factoring agreement, we could also borrow up to 50% of our eligible inventory (as defined in the agreement).  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to the facility were not to exceed $1.5 million.  The factor commission was 0.8% of the customer invoice amount for terms up to 60 days, plus one quarter of one percent (.25%) for each additional thirty-day term.  The factor facility was secured by substantially all of the assets of J. Lindeberg and, through April 26, 2011, was guaranteed by our related entities, People’s Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc.  As a result of the sale of our 50% member interest in J. Lindeberg USA on April 26, 2011, the guarantees of our related entities were released by FTC and our interest in the factoring facility with FTC was terminated.

As of June 30, 2011 and 2010, total factored accounts receivable included in due to factor amounted to approximately $312,000 and $3.1 million, respectively.  Outstanding advances, net of matured funds, amounted to approximately $481,000 and $3.0 million as of June 30, 2011 and 2010, respectively, and are included in the due from factor balance.

Future Capital Requirements

For the six months ended June 30, 2011, we recorded a loss from continuing operations of approximately $3.0 million and utilized cash in continuing operations of $2.0 million.  As of June 30, 2011, we had cash and cash equivalents of approximately $661,000, a working capital deficit of approximately $2.5 million, and approximately $214,000 of availability from our factors. We intend to raise funds to finance operations, through strategic transactions with our partners or from traditional financing sources, until we are able to achieve positive cash flows from operations. Our capital requirements for the next twelve months, as they relate to the production of our products, will continue to be significant.

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

In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we raise debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  If adequate funds are not available to satisfy our capital requirements, we may be required to delay or curtail significantly our business activities.  This would have a material adverse effect on our business, financial condition and/or results of operations, and could ultimately cause us to have to cease operations.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, investing and financing activities for the six months ended June 30, 2011 and 2010 are summarized in the table below.

	Six Months Ended June 30,
Activity:	2011	2010
Operating activities	$(2,013,193)	$(768,668)
Investing activities	718,360	(163,297)
	$(1,294,833)	$(931,965)

Operating Activities

Net cash used in operating activities from continued operations was approximately $2.0 million for the six months ended June 30, 2011 and $769,000 for the six months ended June 30, 2010.  Net cash used in operating activities from continued operations for the six months ended June 30, 2011 was primarily a result of our net loss of approximately $1.0 million and decreased accounts payable and accrued expenses, offset by decreased accounts receivable.  Net cash used in operating activities from continued operations for the six months ended June 30, 2010 was primarily a result of a net loss of approximately $1.5 million and increased receivables and inventories, offset by increased accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities from continued operations was approximately $718,000 for the six months ended June 30, 2011 and net cash used in investing activities was approximately $163,000 for the six months ended June 30, 2010.  Net cash provided by investing activities from continued operations for the six months ended June 30, 2011 consisted primarily of proceeds received from the sale of a receivable resulting from the sale of our member interest in J. Lindeberg, USA and a decrease in restricted cash, offset by capital expenditures.  On June 24, 2011, we entered into an asset purchase agreement with Monto Holding (Pty) Limited (“Monto”).  Pursuant to the agreement, we sold to Monto without recourse the $750,000 receivable owed to us under the terms of the unit purchase agreement we entered into for the sale of our membership interest in J. Lindeberg, USA, as described elsewhere in this report.  On June 24, 2011, we also issued a fully vested, five year warrant to Monto to purchase 3,750,000 shares of our Common Stock at an exercise price of $0.20 per share.  In exchange for the rights to the receivable and the warrant, Monto paid us a purchase price of $722,916.  Net cash used in investing activities from continued operations for the six months ended June 30, 2010 primarily consisted of an increase in capital expenditures for computer equipment, leasehold improvements and furniture and fixtures for our new retail store locations, and expenditures for our tradeshow booth.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at June 30, 2011 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$8,651,923	$1,582,617	$3,280,163	$1,896,431	$1,892,712
Note payable to related party	750,000	750,000	-	-	-
Consulting and endorsement agreements	1,408,000	549,000	859,000	-	-
Total	$10,809,923	$2,881,617	$4,139,163	$1,896,431	$1,892,712

At June 30, 2011, approximately $35,000 of the Company’s cash is held as collateral to secure its credit card facility.

At June 30, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Factored accounts receivable may subject us to off-balance sheet risk.  We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes, other customer claims and invoices that are not credit approved by the factor.  From time to time, our factor also issues letters of credit and vendor guarantees on our behalf.  There were no outstanding letters of credit or vendor guarantees as of June 30, 2011 and 2010.  Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $26,000 and $1.4 million and at June 30, 2011 and 2010, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

Members of the our management, including our Chief Executive Officer, Colin Dyne,  and our Chief Financial Officer, Patrick Chow, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2011, the end of the period covered by this report.  Based upon that evaluation, Mr. Dyne and Mr. Chow concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.                 Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2010.  There have been no material changes to such risk factors during the six months ended June 30, 2011.

Item 6.                      Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1	Asset Purchase Agreement dated June 24, 2011 by and between Monto Holdings (Pty) Ltd and People’s Liberation, Inc. and its wholly-owned subsidiary, Bella Rosa, LLC.

10.2	Form of Common Stock Purchase Warrant issued to Monto Holdings (Pty) Ltd. dated June 24, 2011

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLE’S LIBERATION, INC.

Date: August 17, 2011	/s/ Patrick Chow
By: Patrick Chow
Its: Chief Financial Officer (Principal Financial and Accounting Officer)