Form 10-Q
period 2011-09-30
PEOPLES LIBERATION INC
filed 2011-11-21
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 15, 2011, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.

PEOPLE’S LIBERATION, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

PEOPLE’S LIBERATION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$137,620	$1,184,743
Restricted cash	35,227	156,248
Due from factors	-	118,358
Accounts receivable, net of allowance for doubtful accounts	460,756	228,309
Inventories	1,681,792	1,612,217
Prepaid expenses and other current assets	84,035	25,281
Deferred income tax assets, current	-	384,000
Current assets of discontinued operations	-	1,824,959
Total current assets	2,399,430	5,534,115

Property and equipment, net of accumulated depreciation and amortization	984,427	1,178,056
Trademarks, net of accumulated amortization	611,813	629,799
Intangible asset	428,572	428,572
Other assets	96,577	69,966
Net deferred income tax asset, long-term	-	524,000
Long-term assets of discontinued operations	-	1,075,128
Total assets	$4,520,819	$9,439,636

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,573,777	$4,671,929
Due to factors	575,262	-
Advances from related party	165,447	-
Note payable to related parties	750,000	-
Note payable	1,000,000	-
Income taxes payable	60,722	21,317
Current liabilities of discontinued operations	-	895,732
Total current liabilities	6,125,208	5,588,978

Long-Term Liabilities:
Deferred lease obligations	413,366	382,814
Note payable to related parties	-	750,000
Long-term liabilities of discontinued operations	-	525,673
Total long-term liabilities	413,366	1,658,487
Total liabilities	6,538,574	7,247,465

Stockholders’ equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at September 30, 2011 and December 31, 2010	36,002	36,002
Additional paid-in capital	8,386,333	8,170,313
Accumulated deficit	(4,393,160)	(5,453,514)
Total stockholders’ equity	4,029,175	2,752,801

Noncontrolling interest	(6,046,930)	(2,467,241)
Noncontrolling interest in discontinued operations	-	1,906,611
Total (deficit) equity	(2,017,755)	2,192,171
Total liabilities and stockholders’ equity	$4,520,819	$9,439,636

See Notes to Condensed Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$2,608,711	$3,830,806	$7,000,228	$14,750,831
Cost of goods sold	1,653,936	2,605,668	5,111,177	7,824,955
Gross profit	954,775	1,225,138	1,889,051	6,925,876

Selling, design and production expenses	984,626	988,053	3,828,407	4,758,092
General and administrative expenses	1,319,649	2,630,546	4,906,434	5,753,606

Total operating expenses	2,304,275	3,618,599	8,734,841	10,511,698

Loss from operations	(1,349,500)	(2,393,461)	(6,845,790)	(3,585,822)

Interest expense, net	(86,789)	(45,643)	(156,727)	(140,422)
Other income	-	750,000	-	750,000
Litigation settlement, net	-	-	3,513,538	-
Total other (expense) income	(86,789)	704,357	3,356,811	609,578

Loss before income taxes	(1,436,289)	(1,689,104)	(3,488,979)	(2,976,244)

Provision for income taxes	5,790	3,500	979,790	23,390

Loss from continuing operations	(1,442,079)	(1,692,604)	(4,468,769)	(2,999,634)

Discontinued Operations:
Income (loss) from discontinued operations	-	138,782	(125,771)	(71,766)
Gain on sale of member interest in subsidiary	-	-	2,012,323	-
Income (loss) from discontinued operations	-	138,782	1,886,552	(71,766)

Net loss	(1,442,079)	(1,553,822)	(2,582,217)	(3,071,400)

Noncontrolling interest in continued operations	815,296	747,382	3,579,686	1,425,129
Noncontrolling interest in discontinued operations	-	(69,391)	62,885	35,884
	815,296	677,991	3,642,571	1,461,013
Net (loss) income attributable to common stockholders	$(626,783)	$(875,831)	$1,060,354	$(1,610,387)

Basic and diluted (loss) income per share:
Basic and diluted loss from continuing operations	$(0.02)	$(0.02)	$(0.02)	$(0.04)
Basic and diluted income (loss) from discontinued operations	$-	$0.00	$0.05	$(0.00)
Basic and diluted (loss) income attributable to common shareholders	$(0.02)	$(0.02)	$0.03	$(0.04)
Basic and diluted weighted average common shares outstanding	36,002,563	36,002,563	36,002,563	36,002,563

See Notes to Condensed Consolidated Financial Statements.

PEOPLE’S LIBERATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,582,217)		$(3,071,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	125,771		71,766
Gain on sale of discontinued operations	(2,012,323)		-
Depreciation and amortization	335,849		294,391
Allowance for doubtful accounts	(7,000)		518,437
Stock based compensation	77,020		63,089
Warrant issued in sale of receivable	89,000		-
Warrant issued with note payable	50,000		-
Loss on disposal of fixed assets	1,374		-
Deferred income taxes	908,000		-
Changes in operating assets and liabilities:
Receivables	468,173		(760,489)
Inventories	(69,575)		(474,309)
Prepaid expenses and other current assets	(58,754)		(88,966)
Other assets	(26,611)		-
Accounts payable and accrued expenses	(1,071,069)		1,566,422
Deferred lease obligations	30,552		204,827
Income taxes payable	39,405		16,840
Net cash flows used in operating activities from continuing operations	(3,702,405)		(1,659,392)
Net cash flows (used in) provided by operating activities from discontinued operations	(119,282)		467,884
Net cash flows used in operating activities	(3,821,687)		(1,191,508)

Cash flows from investing activities:
Proceeds from sale of receivable	722,916		-
Decrease in restricted cash	121,021		824
Acquisition of trademarks	(20,014)		(61,723)
Acquisition of property and equipment	(105,594)		(408,573)
Net cash flows provided by (used in) investing activities from continuing operations	718,329		(469,472)
Cash proceeds received in sale of discontinued operations	900,000		-
Net cash flows used in investing activities from discontinued operations	(9,213)		(399,186)
Net cash flows provided by (used in) investing activities	1,609,116		(868,658)

Cash flows from financing activities:
Advances from related party	165,448		-
Proceeds from note payable	1,000,000		-
Proceeds from note payable to related parties	-		750,000
Net cash flows provided by financing activities	1,165,448		750,000

Net decrease in cash and cash equivalents	(1,047,123)		(1,310,166)
Cash and cash equivalents, beginning of period	1,184,743		1,207,644
Cash and cash equivalents, end of period	$137,620	$	(102,522)

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$118,575		$140,694
Income taxes paid	-		8,175
Non-cash investing and financing activities:
Accumulated noncontrolling interest upon sale of discontinued operations	(1,843,727)		-
Receivable received in sale of member interest in subsidiary	750,000		-

See Notes to Condensed Consolidated Financial Statements.

1.	Presentation of Interim Information

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

Organization

The Company’s wholly-owned subsidiary Versatile Entertainment, Inc. conducts its People’s Liberation brand business.  The Company’s William Rast brand business is conducted through its wholly-owned subsidiary Bella Rose, LLC.  William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose and (through September 30, 2011) were each owned 50% by Bella Rose and 50% by Tennman WR-T, Inc., an entity owned in part by Justin Timberlake.  William Rast Retail, LLC, a California limited liability company, was formed on August 26, 2009 and is a wholly-owned subsidiary of William Rast Sourcing.  William Rast Retail was formed to operate the Company’s William Rast retail stores.

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business.  As a result of the recapitalization, both William Rast Sourcing, LLC and William Rast Licensing are owned 82% by Bella Rose and 18% by Tennman WR-T, Inc.  See further discussion in Note 18 to the condensed consolidated financial statements included elsewhere in this report.

Prior to its sale on April 26, 2011, the Company’s J. Lindeberg brand business was conducted through Bella Rose.  Beginning July 1, 2008 through April 26, 2011, J. Lindeberg USA, LLC was consolidated under Bella Rose and was owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp. an entity owned by J. Lindeberg AB, a Swedish corporation.   J. Lindeberg USA Retail, LLC, a California limited liability company, was formed on August 21, 2009 and is a wholly-owned subsidiary of J. Lindeberg USA.  J. Lindeberg Retail was formed to operate the Company’s J. Lindeberg retail stores. The operations of J. Lindeberg are shown as discontinued operations in the accompanying condensed consolidated financial statements.

Nature of Operations

The Company markets and sells high-end casual apparel under the brand names “People’s Liberation,” “William Rast” and, in the United States through April 26, 2011, “J. Lindeberg.”  The majority of the merchandise the Company offers consists of premium denim, knits, wovens, leather goods, golf wear and outerwear for men and women.  In the United States, William Rast Sourcing distributes and J. Lindeberg USA distributed, through April 26, 2011, their merchandise to boutiques, specialty stores and better department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com.  Beginning July 2008, and through the date of the sale on April 26, 2011, the Company also marketed and sold its J. Lindeberg branded collection and golf apparel through its retail stores in New York City, Los Angeles and Miami, and sold J. Lindeberg golf wear to green grass golf stores and boutiques in the United States.  William Rast products are also sold in the Company’s four retail stores located in Los Angeles, San Jose and Cabazon, California, and Miami, Florida.  Internationally, in select countries, William Rast Sourcing sells its products directly and through distributors to better department stores and boutiques.

The Company commenced its William Rast clothing line in May 2005.  The Company’s William Rast clothing line is a collaboration with Justin Timberlake.

The Company began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 in collaboration with J. Lindeberg USA Corp., a New York corporation and an entity owned by J. Lindeberg AB, a Swedish corporation (collectively, “Lindeberg Sweden”).  In addition to being sold in the United States through J. Lindeberg USA, J. Lindeberg branded high-end men’s fashion and premium golf apparel is marketed and sold by Lindeberg Sweden worldwide.  On April 26, 2011, the Company completed the sale of Bella Rose’s 50% member interest in J. Lindeberg USA to J. Lindeberg USA Corp. pursuant to the terms of a Unit Purchase Agreement entered into by the parties on April 7, 2011.   See further discussion in Note 12 to the Company’s consolidated financial statements.

The Company commenced its People’s Liberation business in July 2004.  On December 16, 2008, the Company entered into an agreement with Charlotte Russe Holding, Inc. and its wholly-owned subsidiary, Charlotte Russe Merchandising, Inc. (collectively, “Charlotte Russe”), pursuant to which the Company’s wholly-owned subsidiary, Versatile, agreed to exclusively sell to Charlotte Russe, in North America and Central America, People’s Liberation® branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.  Commencing in October 2009, the Company was in litigation with Charlotte Russe in relation to the agreement, which litigation was settled by the parties in February 2011.  See the further discussion under Note 11 to the condensed consolidated financial statements.  The Company is currently exploring options for the marketing and distribution of People’s Liberation branded apparel and apparel accessories both in North America and internationally.

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

Liquidity

For the nine months ended September 30, 2011, the Company recorded a loss from continuing operations of approximately $4.5 million and utilized cash in continuing operations of $3.7 million.  As of September 30, 2011, the Company had a working capital deficit of approximately $3.7 million and a total stockholder’s deficiency of approximately $2.0 million. The Company intends to raise funds in the immediate future to finance operations, through strategic transactions with its partners or from traditional financing sources, until the Company is able to achieve positive cash flows from operations. The Company’s capital requirements for the next twelve months, as they relate to the production of its products, will continue to be significant.  If adequate funds are not available to satisfy the Company’s capital requirements or a strategic transaction is not timely negotiated, the Company will likely be unable to pay its debts as they become due.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” an update to existing guidance on the assessment of goodwill impairment.  This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process.  It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation.  The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.  The Company is currently evaluating the affects adoption of ASU 2011-08 may have on its goodwill impairment testing, if any.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the “SEC”) did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

4.	Noncontrolling Interest

In accordance with the provisions of Statement of Financial Accounting Standard No. 160, Noncontrolling interest in Consolidated Financial Statements – an amendment of ARB No. 51, superseded by ASC 810-10-65 adopted by the Company on January 1, 2009, the Company allocates profits and losses to each of the members of William Rast Sourcing and William Rast Licensing in accordance with the amended and restated limited liability company operating agreements for such entities, which became effective as of January 1, 2007 (the “Operating Agreements”).  Through September 30, 2011, the Operating Agreements provided that losses are allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits are allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  To the extent each member has positive equity in William Rast Sourcing and William Rast Licensing, profits were allocated consistent with the cash distribution terms as follows:

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

William Rast Sourcing, and its wholly-owned subsidiaries William Rast Retail and William Rast Europe B.V., and William Rast Licensing have accumulated losses totaling approximately $15.7 million from inception (October 1, 2006) through September 30, 2011.  Beginning January 1, 2009 through September 30, 2011, approximately $6.0 million of these losses has been allocated to Tennman, the noncontrolling interest member of William Rast Sourcing and William Rast Licensing.  Unpaid accumulated contingent priority cash distributions to Tennman amounted to approximately $3.9 million and $3.2 million as of September 30, 2011 and 2010, respectively.  If the contingent priority cash distributions were paid to Tennman, such distributions would have been accounted for as decreases in noncontrolling interest in the consolidated balance sheet of the Company. Profit and loss allocations made to Tennman were recorded as increases or decreases in noncontrolling interest in the consolidated statements of operations of the Company.  From inception (October 1, 2006) through December 31, 2008, losses were not allocated to noncontrolling interest in accordance with Accounting Research Bulletin 51 because the noncontrolling interest member did not have basis in the capital of William Rast Sourcing and William Rast Licensing, prior to January 1, 2009.  Instead, all losses were recognized by Bella Rose in consolidation.

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business.  As a result of the recapitalization, both William Rast Sourcing, LLC and William Rast Licensing are owned 82% by Bella Rose and 18% by Tennman WR-T, Inc.  Beginning October 1, 2011, all operating losses will be allocated to Bella Rose in accordance with the amended and restated operating agreements of William Rast Sourcing and William Rast Licensing.  See further discussion in Note 18 to the condensed consolidated financial statements.

Beginning July 1, 2008 through April 26, 2011, the operations of J. Lindeberg USA are included in the consolidated financial statements of the Company.  Profit and loss allocations to Lindeberg Sweden were recorded as increases and decreases in noncontrolling interest in the consolidated financial statements of the Company. On April 26, 2011, the Company and its wholly owned subsidiary, Bella Rose, LLC, completed the sale of Bella Rose’s 50% membership interest in J. Lindeberg USA, LLC to J. Lindeberg USA Corp., as further described in Note 12 to the condensed consolidated financial statements.

5.	Earnings Per Share

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted income (loss) per share calculation gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method for warrants and options.

Warrants representing 16,690,000 shares of common stock at exercise prices ranging from $0.08 to $0.50 per share and stock options representing 7,340,000 shares of common stock at exercise prices ranging from $0.15 to $1.25 per share were outstanding as of September 30, 2011, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the three and nine months ended September 30, 2011 because the effect of including these shares would have been antidilutive.

Warrants representing 3,565,000 shares of common stock at exercise prices ranging from $0.40 to $2.00 per share and stock options representing 2,675,000 shares of common stock at exercise prices ranging from $0.20 to $1.25 per share were outstanding as of September 30, 2010, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the three and nine months ended September 30, 2010 because the effect of including these shares would have been antidilutive.

6.	Due (to) from Factor

Due (to) from factor from continuing operations is summarized as follows:

	September 30,	December 31,
	2011	2010
Outstanding receivables	$431,232	$1,798,175
Advances	(942,245)	(1,634,017)
Open credits	(64,249)	(45,800)
	$(575,262)	$118,358

Included in accounts receivable, as of September 30, 2011 and December 31, 2010, is approximately $386,000 and $161,000, respectively, of net factored accounts receivable with recourse.

As a result of the sale of the Company’s 50% member interest in J. Lindeberg USA on April 26, 2011, the Company terminated its factoring facility with FTC and the guarantees of its related entities were released, as further described in Note 11.

7.	Inventories

Inventories from continuing operations are summarized as follows:

	September 30, 2011	December 31, 2010
Piece goods and trim	$142,553	$69,407
Work in process	-	11,094
Finished goods	1,837,888	1,866,716
	1,980,441	1,947,217
Less reserve for obsolescence and slow moving inventory	(298,649)	(335,000)
	$1,681,792	$1,612,217

8.	Advances from Related Party

Advances from related party represent unsecured, non-interest bearing advances from the Company’s Chief Executive Officer, Colin Dyne.  There are no formal terms of repayment.

9.	Note Payable to Related Parties and Asset Purchase Agreement

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

In connection with the promissory note discussed above, the Company also entered into an asset purchase agreement with New Media Retail Concepts, LLC and ECA Holdings II, LLC on August 13, 2010.  In exchange for $750,000 cash, the Company sold 50% of the net proceeds, after legal fees and expenses, that may be received by the Company as a result of its on-going litigation with Charlotte Russe, as further described in Note 11.  The Company was not required to repay the $750,000 cash proceeds received from the asset purchase agreement regardless of a favorable or unfavorable outcome of the Charlotte Russe litigation.  The $750,000 cash proceeds received from the asset purchase agreement were recorded as other income in the Company’s consolidated statement of operations for the year ended December 31, 2010.  New Media Retail Concepts, LLC and ECA Holdings II, LLC each received from Charlotte Russe, in respect to the interest they acquired in the litigation, $2.9 million of the settlement amount paid by Charlotte Russe pursuant to the settlement agreement entered into by all parties to the litigation on February 3, 2011.

The Company entered into the above mentioned promissory note and asset purchase agreement in order to fund a shortfall in cash flow from operations resulting from its litigation with Charlotte Russe.  The Company experienced a significant decreased in net sales and cash flows from operations of its People’s Liberation business, and also incurred significant legal and other expenses related to the litigation.  The $750,000 purchase price of the asset purchase agreement was determined to be the fair value of the transactions, which included the $750,000 promissory note, based on management’s evaluation of alternative financing arrangements and current market conditions.  At the time the Company entered into these transactions, management in consultation with legal counsel, was unable to determine if the Company would prevail or, if in the event the Company did prevail, what the range of potential settlement could be.

10.	Note Payable

On August 18, 2011, the Company, through its subsidiary, William Rast Licensing, LLC, entered into a promissory note with Monto Holdings (Pty) Ltd. (“Monto”).  The promissory note in the amount of $1,000,000 is to be repaid as follows: (i) 40.0% of the then outstanding principal amount on December 31, 2011, (ii) 20% of the then outstanding principal amount on February 29, 2012 and (iii) all of the remaining principal amount then outstanding on the maturity date, May 12, 2012.  The promissory note bears interest at a rate of 7% per annum, which is payable on the maturity date of the note unless the note is earlier repaid.  Upon the occurrence of certain customary events of default, at Monto’s option, the entire unpaid principal amount of the promissory note plus accrued and unpaid interest thereon shall become immediately due and payable.  The promissory note is secured by the assets of William Rast Licensing and is guaranteed by the Company’s other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc.

In connection with the promissory note, People’s Liberation issued a fully-vested, five-year warrant to Monto to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $0.08 per share.  The Warrant was valued at $50,000 using the Black-Scholes option pricing model and was recorded as interest expense in the third quarter of 2011.

11.	Charlotte Russe Litigation

Beginning October of 2009, the Company had been in litigation with Charlotte Russe and its affiliates in relation to the exclusive distribution agreement between the parties.  On February 3, 2011, People’s Liberation, Versatile Entertainment, Colin Dyne, ECA Holdings II, LLC and New Media Retail Concepts entered into a Settlement Agreement and Mutual Release with Charlotte Russe Holding, Inc. and Charlotte Russe Merchandising, Inc., Advent International Corporation, Advent CR Holdings, Inc., David Mussafer, and Jenny Ming. The agreement was entered into to settle all disputes among the parties relating to:

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

The Company also received proceeds of $750,000 in the third quarter of 2010 relating to the Charlotte Russe litigation, for total proceeds relating to the litigation of $4.3 million.  As further described in Note 9, the $750,000 was received in connection with an asset purchase agreement entered into by the Company with two related parties pursuant to which the Company sold 50% of the net proceeds, after contingent legal fees and expenses, that may be received by the Company as a result of the litigation.

12.	Discontinued Operation - J. Lindeberg USA

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

In consideration for Bella Rose’s 50% membership interest in Lindeberg USA, Buyer agreed to pay to the Company an aggregate of $1,650,000, of which $900,000 was paid upon the closing of the transaction and $750,000 was received in the form of a receivable that was non-interest bearing to be paid on the six month anniversary of the closing of the transaction.

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

The following table summarizes certain selected components of the discontinued operations of J. Lindeberg USA for the three and nine months ended September 30, 2011 through the effective date of the divestiture on April 26, 2011, and the three and nine months ended September 30, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30
	2011	2010	2011	2010
Net Revenue	$-	$2,712,260	$3,374,624	$7,003,593

Income (loss)	$-	$138,782	$(125,771)	$(71,766)
Noncontrolling interest	$-	$(69,391)	$62,885	$35,884
Net income (loss) attributable to common shareholders	$-	$69,391	$(62,886)	$(35,882)

Basis and diluted income (loss) per share from discontinued operations	$-	$0.00	$(0.06)	$(0.00)

The following table summarizes certain selected components of the discontinued operations of J. Lindeberg USA as of September 30, 2011 and December 31, 2010, the periods covered by this report:

	September 30, 2011	December 31, 2010
Current assets	$-	$1,824,959
Long-term assets	$-	$1,075,128
Current liabilities	$-	$895,732
Long-term liabilities	$-	$525,673

On June 24, 2011, the Company and its wholly-owned subsidiary, Bella Rose, LLC, entered into an asset purchase agreement with Monto Holding (Pty) Limited (“Monto”).  Pursuant to the agreement, the Company sold to Monto without recourse the $750,000 receivable owed to the Company under the terms of the Unit Purchase Agreement discussed above.  The receivable balance was paid by the Buyer to Monto in October 2011.

On June 24, 2011, the Company also issued a fully vested, five year warrant to Monto to purchase 3,750,000 shares of its Common Stock at an exercise price of $0.20 per share.  In exchange for the rights to the receivable and the warrant, Monto paid to the Company a purchase price of $722,916.  The Warrant was valued at $89,000 using the Black-Scholes option pricing model and was recorded in general and administrative expenses in the second quarter of 2011.

13.	Stock Based Compensation

On January 5, 2006, the Company adopted its 2005 Stock Incentive Plan (the “Plan”), which authorized the granting of stock-based incentive awards.  The Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determines the recipients and terms of the awards granted.  The Plan reserves a total of 5,500,000 shares of common stock for issuance.

The Company recognizes stock-based compensation costs on a straight-line basis over the vesting period of each award, which is generally between one to four years.

During the nine months ended September 30, 2011, the Company granted 1,530,000 options to employees and officers within the Plan at an exercise price of $0.15 and 5,000,000 options to two employees and an officer outside the Plan, also at an exercise price of $0.15.  Plan options to purchase 2,575,886 and 2,507,726 shares were exercisable as of September 30, 2011 and 2010, respectively.  Options granted outside the Plan to purchase 3,000,000 shares were exercisable as of September 30, 2011.  Total stock based compensation expense for options vesting during the three and nine months ended September 30, 2011 was approximately $1,000 and $77,000, respectively.  Total stock based compensation expense for options vesting during the three and nine months ended September 30, 2010 was approximately $8,000 and $63,000, respectively.

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model.  The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables.  These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.  Stock price volatility is estimated based on a peer group of public companies and expected term is estimated using the “safe harbor” provisions provided in accordance with generally accepted accounting principles.  The safe harbor provisions were extended beyond December 31, 2007 for companies that did not have sufficient historical data to calculate the expected term of their related options.  The Company does not have sufficient historical data to calculate expected term and the safe harbor provisions were used to calculate expected term for options granted during the periods.  The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted in the Plan during the nine months ended September 30, 2011 included a dividend yield of zero, a risk-free interest rate of 2.2%, expected term of 6.1 years and an expected volatility of 64%.

For stock-based awards issued to employees, directors and officers, stock-based compensation is attributed to expense using the straight-line single option method.  Stock-based compensation expense recognized in the statements of operations for the three and nine months ended September 30, 2011 and 2010 is included in selling, design and production expense and general and administrative expense, and is based on awards ultimately expected to vest.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  For the three and nine months ended September 30, 2011, the Company used historical data to calculate the expected forfeiture rate.

Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

For the nine months ended September 30, 2011 and 2010, total stock-based compensation expense included in the consolidated statements of operations was charged to the following expense categories:

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Selling, design and production	$2,901	$9,974
General and administrative	74,119	53,115
Total stock-based compensation	$77,020	$63,089

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price
Options outstanding – January 1, 2010	2,895,000	$0.56
Granted	-	-
Exercised	-	-
Forfeited	(310,000)	0.49

Options outstanding – December 31, 2010	2,585,000	0.57
Granted	1,530,000	0.15
Exercised	-	-
Forfeited	(775,000)	0.22

Options outstanding – September 30, 2011	3,340,000	$0.46

A summary of the changes in the Company’s unvested stock options within the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2010	667,853	$0.14
Granted	-	-
Vested	(222,934)	(0.13)
Forfeited	(310,000)	(0.18)

Unvested stock options – December 31, 2010	134,919	0.06
Granted	1,530,000	0.01
Vested	(125,805)	(0.11)
Forfeited	(775,000)	(0.04)

Unvested stock options – September 30, 2011	764,114	$0.01

The following table summarizes the activity outside of the Plan:

	Number of Shares	Weighted Average Exercise Price
Options outstanding – January 1, 2011	-	-
Granted	5,000,000	$0.15
Exercised	-	-
Forfeited	(1,000,000)	(0.15)

Options outstanding – September 30, 2011	4,000,000	$0.15

A summary of the changes in the Company’s unvested stock options outside of the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2011	-	$-
Granted	5,000,000	0.02
Vested	(3,000,000)	(0.02)
Forfeited	(1,000,000)	(0.01)

Unvested stock options – September 30, 2011	1,000,000	$0.02

Additional information relating to all stock options and warrants outstanding and exercisable at September 30, 2011, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$0.08	(warrants)	12,500,000	4.9	$0.08	12,500,000	$0.08
$0.15	(options)	4,960,000	9.4	$0.15	3,222,667	$0.15
$0.20	(options)	151,000	7.8	$0.20	126,938	$0.20
$0.20	(warrants)	3,750,000	4.8	$0.20	3,750,000	$0.20
$0.30	(options)	60,000	6.8	$0.30	60,000	$0.30
$0.31	(options)	48,000	5.8	$0.31	48,000	$0.31
$0.38	(options)	240,000	5.9	$0.38	240,000	$0.38
$0.40	(options)	450,000	6.8	$0.40	450,000	$0.40
$0.40	(warrants)	150,000	1.1	$0.40	150,000	$0.40
$0.46	(options)	385,000	5.8	$0.46	385,000	$0.46
$0.50	(options)	570,000	6.2	$0.50	567,281	$0.50
$0.50	(warrants)	290,000	1.2	$0.50	290,000	$0.50
$1.25	(options)	476,000	5.9	$1.25	476,000	$1.25

		24,030,000	5.8	$0.17	22,265,886	$0.17

As of September 30, 2011, there were 2,575,886 of vested stock options within the Plan and 3,000,000 of vested options outside the Plan.  As of September 30, 2011, there was approximately $6,000 of total unrecognized compensation expense related to share-based compensation arrangements granted within the Plan and approximately $5,000 of total unrecognized compensation expense related to share-based compensation arrangements granted outside the Plan.  The cost is expected to be recognized on a weighted-average basis over the next three years.  The aggregate intrinsic value of stock options outstanding was zero at September 30, 2011 and 2010 as the market value of the options was lower than the exercise value.

The Company has recorded a valuation allowance on a portion of its deferred tax asset related to net operating loss carryforwards.  As a result, the stock-based compensation has not been tax effected on the consolidated statement of operations.  For the nine months ended September 30, 2011 and 2010, the deferred tax effect related to nonqualified stock options was not material.

On August 18, 2011, the Company issued a warrant to purchase 12,500,000 shares of its common stock to Monto Holdings (Pty) Limited in conjunction with a note payable as further described in Note 10 to the consolidated financial statements.  The warrant has an exercise price of $0.08, a term of five years and is exercisable immediately.  The warrant was valued at approximately $50,000 using the Black-Scholes pricing model and the weighted-average assumptions discussed above.

On June 24, 2011, the Company issued a warrant to purchase 3,750,000 shares of its common stock to Monto Holdings (Pty) Limited in accordance with an asset purchase agreement as further described in Note 12 to the consolidated financial statements.  The warrant has an exercise price of $0.20, a term of five years and is exercisable immediately.  The warrant was valued at approximately $89,000 using the Black-Scholes pricing model and the weighted-average assumptions discussed above.

14.	Segment Reporting

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

Summarized financial information concerning our reportable segments from continuing operations for the three and nine months ended September 30, 2011 and 2010, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2011	2010	2011	2010
Net Revenue (1):
Wholesale	$2,142,695	$3,258,557	$5,494,388	$13,293,605
Retail	466,016	572,249	1,505,840	1,448,250
International	-	-	-	8,976
	$2,608,711	$3,830,806	$7,000,228	$14,750,831

Gross Profit (1):
Wholesale	$690,094	$856,378	$1,017,850	$5,885,791
Retail	264,681	368,760	871,201	1,002,418
International	-	-	-	37,667
	$954,775	$1,225,138	$1,889,051	$6,925,876

Selling, Design and Production Expense (1):
Wholesale	$987,359	$932,318	$3,827,940	$4,664,799
Retail	(2,733)	55,735	467	83,135
International	-	-	-	10,158
	$984,626	$988,053	$3,828,407	$4,758,092

General and Administrative Expense (1):
Wholesale	$747,690	$2,018,889	$3,162,481	$4,238,162
Retail	571,959	592,006	1,743,699	1,497,771
International	-	19,651	254	17,673
	$1,319,649	$2,630,546	$4,906,434	$5,753,606

Operating Loss (Income) (1):
Wholesale	$(1,044,955)	$(2,094,829)	$(5,972,571)	$(3,017,171)
Retail	(304,545)	(278,981)	(872,965)	(578,488)
International	-	(19,651)	(254)	9,837
	$(1,349,500)	$(2,393,461)	$(6,845,790)	$(3,585,822)

Capital Expenditures:
Wholesale	$-	$420	$104,244	$99,651
Retail	-	287,886	1,350	308,922
International	-	-	-	-
	$-	$288,306	$105,594	$408,573

Total Assets:
Wholesale	$3,486,633	$7,519,038	$3,486,633	$7,519,038
Retail	1,056,854	1,400,619	1,056,854	1,400,619
International	(22,668)	(6,629)	(22,668)	(6,629)
	$4,520,819	$8,913,028	$4,520,819	$8,913,028

(1)	Segment information is presented after the reclassification of revenue and expenses reported under discontinued operations as further described in Note 12 to the financial statements.

As of September 30, 2011 and 2010, $4.5 million and $8.9 million, respectively, of our assets were located in the United States. The Wholesale segment generated net revenue of approximately $2.6 million during the nine months ended September 30, 2011 from two customers which exceeded 10% of net revenue during such period.  The Wholesale segment generated net revenue of approximately $2.3 million during the nine months ended September 30, 2010 from one customer which exceeded 10% of net revenue during such period.

15.	Customer and Supplier Concentrations

During the three months ended September 30, 2011, three customers comprised greater than 10% of the Company’s net revenue.  Revenue derived from these customers amounted to 15.9%, 13.6% and 10.7% of net revenue for the three months ended September 30, 2011.  There were no customers that comprised greater than 10% of the Company’s net revenue during the three months ended September 30, 2010.  During the nine months ended September 30, 2011, two customers comprised greater than 10% of the Company’s net revenue.  Revenue derived from these customers amounted to 13.5% and 11.9% of net revenue for the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, one customer comprised greater than 10% of the Company’s net revenue.  Revenue derived from this customer amounted to 10.8% of net revenue for the nine months ended September 30, 2010.  At September 30, 2011, the majority of receivables due from these customers are sold to the factor and are included in the due to factor balance.

During the nine months ended September 30, 2011, two suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 37.0% and 28.8% for the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, two suppliers comprised greater than 10% of the Company’s purchases.  Purchases from these suppliers amounted to 36.8% and 28.5% for the nine months ended September 30, 2010.  At September 30, 2011 and 2010, accounts payable and accrued expenses, and the current portion of due to member included an aggregate of approximately $13,000 and $1.7 million, respectively, due to these vendors.

During the nine months ended September 30, 2011 (through April 26, 2011) and 2010, the Company purchased all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of the Company’s former subsidiary, J. Lindeberg USA.  Total purchases from J. Lindeberg AB for the nine months ended September 30, 2011 and 2010 amounted to approximately $1.8 million and $3.2 million, respectively.  As of September 30, 2010, approximately $376,000 was due to J. Lindeberg AB for product purchases.  There were no amounts owed to J. Lindeberg AB for product purchases as of September 30, 2011.

16.	Off Balance Sheet Risk and Contingencies

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable.  The Company sells the majority of its trade accounts receivable to its factors and is contingently liable to the factors for merchandise disputes and other customer claims.  At September 30, 2011, total factor receivables approximated $932,000, $432,000 of which are without recourse and included in due to factor and $386,000 are with recourse and included in net accounts receivable.  From time to time, the Company’s factors also issue letters of credit and vendor guarantees on the Company’s behalf.  There were no outstanding letters of credit or vendor guarantees as of September 30, 2011.  Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $1.1 million and at September 30, 2010.  There was no ledger debt as of September 30, 2011.

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

17.	Income Taxes

Deferred income taxes arise principally from temporary differences in the method of depreciating property and equipment for income tax reporting purposes and the recognition of expense related to the allowance for doubtful accounts, factor open credits and inventory reserves for income tax reporting purposes, and net operating loss carryforwards.  The Company has Federal net operating losses available to carryforward to future periods of approximately $8.6 million as of December 31, 2010 which expire beginning 2027.   As of December 31, 2010, the Company provided a valuation allowance for a portion of the deferred income tax asset related to its Federal net operating loss carryforwards.  As of December 31, 2010, the Company determined that it was more likely than not that it would realize the future income tax benefits related to a portion of its Federal net operating losses.  During the three months ended June 30, 2011, the Company increased the valuation allowance related to its net operating loss carryforwards to reserve the entire asset balance, as the Company was unable to determine if it was more likely than not that it would realize the future income tax benefits related to its net operating losses. This resulted in a deferred provision for income taxes from continuing operations of approximately $908,000 recorded during the second quarter ended June 30, 2011.

The Company has net operating losses available to carryforward to future periods from California of approximately $8.1 million as of December 31, 2010 which expire beginning 2017.  For the years ending December 31, 2010 and 2011, the use of California state operating losses has been suspended for companies with taxable annual income greater than $300,000.  As the Company is unable to determine whether it will be able to utilize its California net operating losses against future income, the Company has provided a valuation allowance for all of its deferred income tax asset related to its California net operating loss carryforwards as of September 30, 2011 and December 31, 2010.

The components of the Company’s consolidated deferred income tax balances from continuing operations as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Deferred income tax assets - current:
Net operating loss carryforwards	$-	$1,060,000
Factored accounts receivable and bad debt reserves	28,000	28,000
Other reserves	134,000	134,000
	162,000	1,222,000
Less: Valuation allowance	(162,000)	(838,000)
Deferred income tax assets - current	$-	384,000

Deferred income tax asset – long-term:
Net operating loss carryforwards	$3,455,000	2,395,000

Deferred income tax liability – long-term:
Property and equipment	(314,000)	(314,000)
	3,141,000	2,081,000
Less: Valuation allowance	(3,141,000)	(1,557,000)
Net deferred income tax asset – long-term	$-	$524,000

18.	William Rast Ownership Recapitalization (Subsequent Event)

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business, which is a collaboration with Justin Timberlake.  The William Rast business is conducted through the Company’s wholly-owned subsidiary, Bella Rose, LLC.  William Rast Sourcing, LLC (“WRS”) and William Rast Licensing, LLC (“WRL”) are controlled by and are consolidated under Bella Rose and, prior to the recapitalization, were each owned 50% by Bella Rose and 50% by Tennman WR-T, Inc., an entity owned in part by Justin Timberlake (“TWR”).   As further described below, the recapitalization increased the ownership of Bella Rose in each of WRS and WRL in exchange for certain royalties to be paid to TWR as well as other consideration.  The recapitalization was implemented through the entry into the following agreements on October 3, 2011:

•	Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC by and among Bella Rose and TWR (the “Sourcing Operating Agreement”);

•
Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC by and among Bella Rose and TWR (the “Licensing Operating Agreement” and together with the Sourcing Operating Agreement, the “New Operating Agreements”);

•	Royalty Agreement by and among WRS, WRL and TWR (the “Royalty Agreement”);

•	Preemptive Rights and Board Nominee Agreement by and between the Company and TWR (the “Rights Agreement”);

•	Services Agreement by and between WRL and Tennman Brands, LLC f/s/o Justin Timberlake (“TBL”) (the “Services Agreement”); and

•	Voting Agreement by and among Colin Dyne, Justin Timberlake and Al Gossett (the “Voting Agreement”).

The New Operating Agreements amend and restate that certain Amended and Restated Operating Agreement of William Rast Sourcing, LLC effective January 1, 2007, as amended October 2, 2007, and that certain Amended and Restated Operating Agreement of William Rast Licensing, LLC effective January 1, 2007, as amended October 2, 2007.  The New Operating Agreements reclassify the membership interests previously issued to the members of each of WRS and WRL, such that Bella Rose now holds 82% of the membership interests of each of WRS and WRL (in the form of Class A membership interests), with the remaining 18% of the membership interests of each of WRS and WRL held by TWR (in the form of Class B membership interests).

The New Operating Agreements provide that the holders of the Class A membership interests of each of WRS and WRL shall be entitled to all of the distributable cash from operations and all of the distributable cash from a Sale Transaction (as defined in the New Operating Agreements) that is not paid to the holders of the Class B membership interests of each of WRS and WRL.  In connection with a Sale Transaction of WRS or WRL, in exchange for the repurchase by WRS or WRL, as applicable, of all of its Class B membership interests, WRS or WRL, as applicable, shall pay to the holders of such Class B membership interests a liquidating payment equal to 18% of the aggregate sale proceeds for such Sale Transaction (the “Liquidating Payment”).

In connection with the ownership recapitalization, TWR, WRS and WRL entered into the Royalty Agreement.  Pursuant to the Royalty Agreement, WRS is obligated to pay TWR a royalty in the amount of 5.0% of its wholesale net sales, plus 2.5% of its retail net sales and 25.0% of its sublicensee gross consideration during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that WRS pays the Liquidating Payment or (ii) the date that TWR or any of its affiliates no longer owns Class B membership interests in WRS.  During each year of the agreement, WRS is obligated to pay TWR a guaranteed minimum royalty of $200,000 for the calendar year ended December 31, 2011 and $400,000 for each calendar year thereafter.  The Royalty Agreement also provides that WRL shall pay to TWR an amount equal to 50.0% of all gross receipts of WRL in respect of royalties or other compensation earned with respect to the license by WRL of rights to the William Rast® mark, subject to certain offsets, during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that WRL pays the Liquidating Payment or (ii) the date that TWR or any of its affiliates no longer owns Class B membership interests in WRL.

Also in connection with the above-described ownership recapitalization, TWR and the Company entered into the Rights Agreement.  Pursuant to the Rights Agreement, the Company granted to TWR, for a period of up to five years, the right to purchase up to 25% of new securities that the Company may sell from time to time on the same terms offered to other investors and the right to designate Al Gossett as a nominee for election to the Board of Directors of the Company.

As part of the above-described transaction, Colin Dyne, Justin Timberlake and Al Gossett entered into the Voting Agreement.  Pursuant to the Voting Agreement, such stockholders agree to vote their shares of People’s Liberation’s common stock at any meeting of the Company’s stockholders at which a vote could be taken with respect to the election of Mr. Gosset and Mr. Dyne to People’s Liberation’s Board of Directors or in connection with any written consent of the Company’s stockholders with respect to the election of Mr. Gossett and Mr. Dyne to the Company’s Board of Directors.

The ownership recapitalization also included the entry into the Services Agreement by WRL and TBL.  Pursuant to the Services Agreement, TBL agrees to provide certain non-exclusive promotional services of Justin Timberlake to WRL and its licensees in connection with the commercial exploitation of William Rast branded apparel and other consumer products.

During the quarter ended September 30, 2011, the Company recorded $100,000 in royalty expense related to minimum royalties due under the Royalty Agreement related to the accounting period July 1, 2011 through September 30, 2011.

The Company will account for this transaction in accordance with the provisions of ASC 810 which states that a change in a parent’s ownership interest in a subsidiary while the parent retains its controlling financial interest is to be accounted for as an equity transaction. Therefore, no gain or loss will be recognized in the Company’s consolidated statement of operations as a result of this transaction.  On the effective date of this transaction, the Company reflected on its balance sheet a debit balance in noncontrolling interest related to its William Rast subsidiaries of approximately $6 million, representing the 50% interest owned by TWR.  On the effective date of this transaction, the Company will adjust the $6 million debit balance in noncontrolling interest with a corresponding reduction in additional paid-in capital, as the noncontrolling interest related to its William Rast subsidiaries has been eliminated for financial statement purposes as a result of this transaction.  TRW will retain an 18% equity interest in the William Rast subsidiaries as a result of this transaction, will not participate in the management of the operations of these entities, and will not participate in the allocation of profits and losses or rights to any future income or losses, with the exception of the Liquidating Payment discussed above.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of People’s Liberation, Inc. for the three and nine months ended September 30, 2011 and the three and nine months ended September 30, 2010.  Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.  Actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and this Quarterly Report on Form 10-Q.

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

We began distributing J. Lindeberg branded apparel products in the United States on an exclusive basis beginning July 2008 through our former subsidiary, J. Lindeberg USA, LLC, in collaboration with J. Lindeberg AB of Sweden.  After the sale of our 50% member interest in J. Lindeberg USA on April 26, 2011, which is described elsewhere in this report, we no longer sell J. Lindeberg branded products.

We commenced our William Rast clothing line in May 2005 and our People’s Liberation business in July 2004.  Our William Rast clothing line is a collaboration with Justin Timberlake.

We are headquartered in Los Angeles, California, and maintain showrooms in New York and Los Angeles.

Organization and Structure of Operations

People’s Liberation, Inc. is the parent holding company of Versatile Entertainment, Inc. (“Versatile”) and Bella Rose, LLC (“Bella Rose”), both of which were consolidated under and became wholly-owned subsidiaries of People’s Liberation on November 22, 2005.

Versatile conducts our People’s Liberation brand business.  Our William Rast brand business is conducted through Bella Rose, LLC.  William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose, and through September 30, 2011 were each owned 50% by Bella Rose and 50% by Tennman WR-T, Inc., an entity owned in part by Justin Timberlake.  William Rast Retail, LLC, a California limited liability company, was formed on August 26, 2009 and is a wholly-owned subsidiary of William Rast Sourcing.  William Rast Retail was formed to operate our William Rast retail stores.

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business.  As a result of the recapitalization, both William Rast Sourcing, LLC and William Rast Licensing are owned 82% by Bella Rose and 18% by Tennman WR-T, Inc.  See further discussion in Note 18 to the condensed consolidated financial statements included elsewhere in this report.

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

Recent Developments

William Rast Ownership Recapitalization

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business.  See further discussion in Note 18 to the condensed consolidated financial statements included elsewhere in this report.

Note Payable

On August 18, 2011, our subsidiary, William Rast Licensing, entered into a note payable in the amount of $1,000,000 with Monto Holdings (Pty) Ltd. (“Monto”).  The note bears interest at 7% and is payable on the maturity date of the note unless the note is earlier repaid.  The promissory note is to be repaid as follows: (i) 40.0% of the then outstanding principal amount on December 31, 2011, (ii) 20% of the then outstanding principal amount on February 29, 2012 and (iii) all of the remaining principal amount then outstanding on the maturity date, May 12, 2012.  The promissory note is secured by the assets of William Rast Licensing and is guaranteed by our other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc.

In connection with the promissory note, we issued an immediately exercisable, five-year warrant to Monto to purchase 12,500,000 shares of our common stock at an exercise price of $0.08 per share.

J. Lindeberg USA Divestiture

On April 26, 2011, our wholly-owned subsidiary, Bella Rose, completed the sale of its 50% member interest in J. Lindeberg USA to J. Lindeberg USA Corp., the company’s other 50% member, pursuant to the terms of a Unit Purchase Agreement entered into by the parties on April 7, 2011.  In consideration for Bella Rose’s 50% membership interest in Lindeberg USA, J. Lindeberg USA Corp. agreed to pay us an aggregate of $1,650,000, of which $900,000 was paid upon the closing of the transaction and $750,000 was payable on the six month anniversary of the closing of the transaction.

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

   On June 24, 2011, Bella Rose entered into an asset purchase agreement with Monto Holding (Pty) Limited (“Monto”).  Pursuant to the agreement, Bella Rose sold to Monto without recourse the $750,000 receivable owed to us under the terms of that Unit Purchase Agreement discussed above.  On June 24, 2011, we also issued a fully vested, five year warrant to Monto to purchase 3,750,000 shares of our Common Stock at an exercise price of $0.20 per share.  In exchange for the rights to the receivable and the warrant, Monto paid a purchase price of $722,916 to us.

Charlotte Russe Litigation

As discussed under Note 11 to the Condensed Consolidated Financial Statements, we were in litigation with Charlotte Russe and its affiliates in relation to an exclusive distribution agreement between Charlotte Russe and the Company.  As a result of the litigation, there have been no significant sales of People’s Liberation branded apparel to Charlotte Russe subsequent to October 2009.

On February 3, 2011, People’s Liberation, Versatile Entertainment, Colin Dyne, ECA Holdings II, LLC and New Media Retail Concepts entered into a Settlement Agreement and Mutual Release with Charlotte Russe Holding, Inc. and Charlotte Russe Merchandising, Inc., Advent International Corporation, Advent CR Holdings, Inc., David Mussafer, and Jenny Ming. The agreement was entered into to settle all disputes among the parties relating to:

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

Retail Sales

Our William Rast branded apparel and accessories are sold through our three full-price William Rast brand retail stores and also through our William Rast brand outlet store.  Through April 26, 2011, our J. Lindeberg branded apparel and accessories were sold through our three full-price J. Lindeberg brand retail stores.  As further discussed above, we completed the sale of our 50% interest in J. Lindeberg USA, which included our three retail stores, to J. Lindeberg USA Corp. on April 26, 2011.

As of November 15, 2011 we had the following retail store locations:

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

Results of Operations

Summarized financial information concerning our reportable segments from continuing operations for the three and nine  months ended September 30, 2011 and 2010, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30
	2011	2010	2011	2010
Net Revenue (1):
Wholesale	$2,142,695	$3,258,557	$5,494,388	$13,293,605
Retail	466,016	572,249	1,505,840	1,448,250
International	-	-	-	8,976
	$2,608,711	$3,830,806	$7,000,228	$14,750,831

Gross Profit (1):
Wholesale	$690,094	$856,378	$1,017,850	$5,885,791
Retail	264,681	368,760	871,201	1,002,418
International	-	-	-	37,667
	$954,775	$1,225,138	$1,889,051	$6,925,876

Selling, Design and Production Expense (1):
Wholesale	$987,359	$932,318	$3,827,940	$4,664,799
Retail	(2,733)	55,735	467	83,135
International	-	-	-	10,158
	$984,626	$988,053	$3,828,407	$4,758,092

General and Administrative Expense (1):
Wholesale	$747,690	$2,018,889	$3,162,481	$4,238,162
Retail	571,959	592,006	1,743,699	1,497,771
International	-	19,651	254	17,673
	$1,319,649	$2,630,546	$4,906,434	$5,753,606

Operating Loss (Income) (1):
Wholesale	$(1,044,955)	$(2,094,829)	$(5,972,571)	$(3,017,171)
Retail	(304,545)	(278,981)	(872,965)	(578,488)
International	-	(19,651)	(254)	9,837
	$(1,349,500)	$(2,393,461)	$(6,845,790)	$(3,585,822)

Capital Expenditures:
Wholesale	$-	$420	$104,244	$99,651
Retail	-	287,886	1,350	308,922
International	-	-	-	-
	$-	$288,306	$105,594	$408,573

Total Assets:
Wholesale	$3,486,633	$7,519,038	$3,486,633	$7,519,038
Retail	1,056,854	1,400,619	1,056,854	1,400,619
International	(22,668)	(6,629)	(22,668)	(6,629)
	$4,520,819	$8,913,028	$4,520,819	$8,913,028

(1)	Segment information is presented after the reclassification of revenue and expenses reported under discontinued operations as further described in Note 12 to the financial statements.

Results of Continuing Operations

The following table presents consolidated statement of operations data from continuing operations for each of the periods indicated as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.4	68.0	73.0	53.0
Gross profit	36.6	32.0	27.0	47.0
Selling, design and production expenses	37.7	25.8	54.7	32.3
General and administrative expenses	50.6	68.7	70.1	39.0
Operating loss from continuing operations	(51.7)%	(62.5)%	(97.8)%	(24.3)%

Comparison of the three months ended September 30, 2011 and the three months ended September 30, 2010 for continuing operations

Net Revenue

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Percent Change
Net Revenue	$2,608,711	$3,830,806	(31.9)%

The decrease in net revenue from continuing operations for the three months ended September 30, 2011 was due primarily to decreased wholesale sales of our William Rast apparel line in the United States.   As a result of economic conditions and slow consumer response to our newly designed American-made William Rast denim and expanded sportswear collection, we experienced a further decline in net revenue from our William Rast apparel line. We continued to liquidate our People’s Liberation brand inventory produced exclusively for Charlotte Russe during the third quarter of 2010.  There were no sales of our People’s Liberation brand inventory during the third quarter of 2011, which resulted in a further decrease in wholesale net revenue compared to the third quarter of 2010.  The decrease in net revenue for the three months ended September 30, 2011 was also due to a decrease in retail sales of our William Rast apparel line as we eliminated sportswear from our product offering in our retail stores in an effort to focus on our American-made denim products.  The decrease in net revenue for the three months ended September 30, 2011 was partially offset by licensing revenue received under the terms of our William Rast eyewear licensing agreement in the third quarter of 2011.

Gross Profit

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Percent Change
Gross Profit	$954,775	$1,255,138	(23.9)%

Gross profit consists of net revenue less cost of goods sold.  Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, duty, freight and overhead expenses.  Overhead expenses primarily consist of warehouse and shipping salaries and expenses.  As a percentage of net revenue, our gross margin from continuing operations increased to 36.6% for the three months ended September 30, 2011 from 32.0% for the three months ended September 30, 2010.  The increase in wholesale gross profit as a percentage of net revenue for the third quarter of 2011 was primarily due to discounts provided to one of our major customers and off-price sales of our remaining People’s Liberation brand inventory during the third quarter of 2010 which did not occur in the third quarter of  2011.  The increase in wholesale gross profit as a percentage of net revenue for the third quarter of 2011 was offset by a decrease in retail gross profit as a percentage of net revenue during the third quarter of 2011.  In order to boost overall sales in our retail stores during the quarter, we increased the number of select sale items during the period.  We also eliminated sportswear from our product offering in our retail stores in an effort to focus on our American-made denim products.  Margins on our sportswear products are typically higher than our denim products.

Selling, Design and Production Expenses

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Percent Change
Selling, design and production expenses	$984,626	$988,053	(0.3)%

Selling, design and production expense for the three months ended September 30, 2011 and 2010 primarily related to salaries and commissions, royalties, advertising, marketing and promotion, samples, travel, tradeshow, fashion show and showroom expenses.  The slight decrease in selling, design and production expenses from continuing operations for the quarter ended September 30, 2011 is primarily attributable to decreased design and production salaries incurred in the third quarter of 2011 as a result of cost cutting measures implemented to decrease expenditures.  The decrease in selling, design and production expenses from continuing operations for the quarter ended September 30, 2011 was offset by increased promotion and marketing of our William Rast brand during the third quarter of 2011, including our Indy car sponsorship.  As a percentage of net revenue, selling, design and production expense increased to 37.7% for the three months ended September 30, 2011 compared to 25.8% for the three months ended September 30, 2010.  The increase in selling, design and production expenses as a percentage of net revenue for the quarter ended September 30, 2011 was due to net revenue decreasing at a higher rate than selling, design and production expenses.

General and Administrative Expenses

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Percent Change
General and administrative expenses	$1,319,649	$2,630,546	(49.8)%

General and administrative expenses for the three months ended September 30, 2011 and 2010 primarily related to salaries, professional fees, facility costs, travel and entertainment, depreciation and amortization expense, retail store operating costs, and other general corporate expenses.  Retail store operating costs primarily include salaries, rent and other operating costs.  As a percentage of net revenue, general and administrative expenses from continuing operations decreased to 50.6% for the three months ended September 30, 2011 from 68.7% for three months ended September 30, 2010.  The decrease in general and administrative expenses during the three months ended September 30, 2011 was primarily due to a reserve for bad debts of approximately $588,000 recorded in the third quarter of 2010 related to the impairment of trade accounts receivable due from Charlotte Russe and decreased legal expenses.  We incurred a significant amount of legal fees in the third quarter of 2010 related to the negotiation of new financing arrangements and our litigation with Charlotte Russe which was settled in February 2011.  The decrease in general and administrative expenses from continuing operations for the three months ended September 30, 2011 was also due to decreased administrative salaries and other general and administrative expenses incurred in the third quarter of 2011 as a result of cost cutting measures implemented to decrease expenditures.

Interest Expense, net

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Percent Change
Interest Expense, net	$86,789	$45,643	90.1%

The increase in interest expense is due primarily to interest payable at a rate of 8% under the terms of a $750,000 promissory note entered into in August 2010, and warrant charges and interest at a rate of 7% under the terms of a $1,000,000 promissory note also entered into in August 2011.  The increase in interest expense during the third quarter of 2011 was offset by an average decrease in borrowings under our factoring arrangements during the three months ended September 30, 2011.

Provision for Income Tax

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Percent Change
Provision for Income Tax	$5,790	$3,500	65.4%

The provision for income taxes for the three months ended September 30, 2011 and 2010 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies.  A provision for Federal income taxes was not recorded for the three months ended September 30, 2011 and 2010, as we had a net loss during the quarters. As of September 30, 2011 and 2010, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  At this time, we cannot determine that it is more likely than not that we will realize the entire balance of the future income tax benefits related to our net operating losses.  As of December 31, 2010, total net operating losses available to carry forward to future periods amounted to approximately $8.6 million.  The increase in the provision for income taxes recorded for the three months ended September 30, 2011, compared to the three months ended September 30, 2010 resulted from an increase in the accrual of gross receipts tax on sales generated by our limited liability companies recorded during the three months ended September 30, 2011.

 Loss from Continuing Operations

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Percent Change
Loss from continuing operations	$(1,442,079)	$(1,692,604)	(14.8)%

The decrease in net loss from continuing operations incurred for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is due primarily to decreased operating expenses incurred during the quarter and an increase in gross profit as a percentage of net revenue, offset by decreased net revenue recorded during the third quarter of 2011 and other income recorded in the third quarter of 2010, as discussed above.

Noncontrolling Interest in Continuing Operations

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Percent Change
Noncontrolling interest in continuing operations	$815,296	$747,382	9.1%

Noncontrolling interest in continuing operations recorded for the three months ended September 30, 2011 and 2010 represents net loss allocations to Tennman WR-T, Inc., a member of William Rast Sourcing and William Rast Licensing.  Beginning January 1, 2009 through September 30, 2011, losses were allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits were allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  The increase in noncontrolling interest recorded for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was due primarily to increased loss allocations to Tennman during the three months ended September 30, 2011, compared to the three months ended September 30, 2010.

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business.  As a result of the recapitalization, both William Rast Sourcing, LLC and William Rast Licensing are owned 82% by Bella Rose and 18% by Tennman WR-T, Inc.  Beginning October 1, 2011, all operating losses will be allocated to Bella Rose in accordance with the amended and restated operating agreements of William Rast Sourcing and William Rast Licensing.  See further discussion in Note 18 to the condensed consolidated financial statements included elsewhere in this report.

Discontinued Operations

Discontinued Operations

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Percent Change
Net income from discontinued operations	$-	$138,782	*
Gain on sale of member interest in subsidiary	-	-
	-	138,782	*
Noncontrolling interest in discontinued operations	-	(69,391)	*
	$-	$69,391	*

* Not meaningful

We completed the sale of our 50% member interest in J. Lindeberg, USA on April 26, 2011.  Net loss from discontinued operations for the three months ended September 30, 2010 represents the results of operations of our J. Lindeberg subsidiary from the beginning of the quarter through September 30, 2010.

Net Loss Attributable to Common Stockholders

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Percent Change
Net loss attributable to common stockholders	$(626,783)	$(875,831)	(28.4)%

The decrease in net loss attributable to common stockholders during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is due primarily to decreased operating expenses incurred during the quarter and an increase in gross profit as a percentage of net revenue, offset by decreased net revenue recorded during the third quarter of 2011 and other income recorded in the third quarter of 2010, as discussed above.

Comparison of nine months ended September 30, 2011 and nine months ended September 30, 2010 for continuing operations

Net Revenue

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percent Change
Net Revenue	$7,000,228	$14,750,831	(52.5)%

The decrease in net revenue from continuing operations for the nine months ended September 30, 2011 was due primarily to decreased wholesale sales of our William Rast apparel line in the United States. As a result of economic conditions and slow consumer response to our newly designed American-made William Rast denim and expanded sportswear collection, we experienced a further decline in net revenue from our William Rast apparel line. We continued to liquidate our People’s Liberation brand inventory produced exclusively for Charlotte Russe during the nine months ended September 2010.  During the nine months ended September 30, 2011, sales of our People’s Liberation brand inventory were not significant, which resulted in a further decrease in wholesale net revenue compared to the nine months ended September 2010.  The decrease in wholesale revenue for the nine months ended September 2011 was also due to revenue received from Sony Electronics in the first quarter of 2010 in accordance with our sponsorship agreement related to our William Rast fashion show held in February 2010.  We did not hold a fashion show in the first quarter of 2011, and as a result, did not receive sponsorship revenue or incur the related costs. The decrease in wholesale revenue for the nine months ended September 2011 was also due to nonrecurring revenue received from the Target Corporation in the second quarter of 2010 in accordance with the design and license agreement we entered into in May 2010 related to exclusive collection of William Rast products that were sold for a limited time in Target stores throughout the United States at the end of 2010. The decrease in wholesale net revenue for the nine months ended September 30, 2011 was offset by an increase in retail sales of our William Rast apparel line for the nine months ended September 30, 2011 and by licensing revenue received under the terms of our William Rast eyewear licensing agreement for the nine months ended September 30, 2011.

Gross Profit

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percent Change
Gross Profit	$1,889,051	$6,925,876	(72.7)%

As a percentage of net revenue, our gross margin from continuing operations decreased to 27.0% for the nine months ended September 30, 2011 from 47.0% for the nine months ended September 30, 2010.  The decrease in wholesale gross profit as a percentage of net revenue was primarily due to lower margins achieved in off-price sales of our William Rast products in an effort to reduce our remaining William Rast inventory in anticipation of our newly designed American-made William Rast denim line and expanded sportswear collection.  The decrease in wholesale gross profit as a percentage of net revenue was also due to revenue received from the Target Corporation in the second quarter of 2010 in accordance with the design and license agreement we entered into in May 2010 related to exclusive collection of William Rast products that were sold for a limited time in Target stores throughout the United States at the end of 2010, and advertising revenue received in accordance with our sponsorship agreement with Sony Electronics in the first quarter of 2010.  There was no cost of revenue associated with the Target design and licensing revenue and the Sony advertising revenue, which resulted in an increase in wholesale gross profit as a percentage of net revenue during the nine months ended September 30, 2010.  The decrease in gross profit as a percentage of net revenue for the nine months ended September 2011 was also due to a decrease in retail gross profit during the period.  In order to boost overall sales in our retail stores during the quarter, we increased the number of select sale items during the period.  We also eliminated sportswear from our product offering in our retail stores in an effort to focus on our American-made denim products.  Margins on our sportswear products are typically higher than our denim products.

Selling, Design and Production Expenses

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percent Change
Selling, design and production expenses	$3,828,407	$4,758,092	(19.5)%

The decrease in selling, design and production expenses from continuing operations for the nine months ended September 30, 2011 is primarily attributable to our William Rast fashion show held in February 2010.  We did not hold a fashion show in the first quarter of 2011, and as a result, did not incur the related costs.  The decrease in selling, design and production expenses from continuing operations for the nine months ended September 30, 2011 was also due to decreased design and production salaries incurred in the second half of 2011 as a result of cost cutting measures implemented to decrease expenditures.  The decrease in selling, design and production expenses from continuing operations was offset by increased promotion and marketing of our William Rast brand during the nine months ended September 2011, including our Indy car sponsorship.  As a percentage of net revenue, selling, design and production expense increased to 54.7% for the nine months ended September 30, 2011 compared to 32.3% for the nine months ended September 30, 2010.  The increase in selling, design and production expenses as a percentage of net revenue for the six months ended September 30, 2011 was due to net revenue decreasing at a higher rate than selling, design and production expenses.

General and Administrative Expenses

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percent Change
General and administrative expenses	$4,906,434	$5,753,606	(14.7)%

The decrease in general and administrative expenses during the nine months ended September 30, 2011 was primarily due to a reserve for bad debts of approximately $588,000 recorded in the third quarter of 2010 related to the impairment of trade accounts receivable due from Charlotte Russe and decreased legal expenses.  We incurred a significant amount of legal fees during the nine months ended September 2010 related our litigation with Charlotte Russe which was settled in February 2011.  The decrease in general and administrative expenses from continuing operations for the nine months ended September 30, 2011 was also due to decreased administrative salaries and other general and administrative expenses incurred in during the nine months ended September 2011 as a result of cost cutting measures implemented to decrease expenditures.  The decrease in general and administrative expenses during the nine months ended September 30, 2011 was offset by a bonus paid to our Chief Executive Officer, Colin Dyne, in February 2011.  As a percentage of net revenue, general and administrative expenses from continuing operations increased to 70.1% for the nine months ended September 30, 2011 from 39.0% for nine months ended September 30, 2010.   The increase as a percentage of net revenue was due to net revenue decreasing at a higher rate than general and administrative expenses.

Interest Expense

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percent Change
Interest Expense	$156,727	$140,422	11.6%

The increase in interest expense is due primarily to interest payable at a rate of 8% under the terms of a $750,000 promissory note entered into in August 2010, and warrant charges and interest at a rate of 7% under the terms of a $1,000,000 promissory note also entered into in August 2011.  The increase in interest expense during the first nine months of 2011 was offset by an average decrease in borrowings under our factoring arrangements during the nine months ended September 30, 2011.

Provision for Income Tax

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percent Change
Provision for Income Tax	$979,790	$23,390	*

* Not meaningful

The provision for income taxes for the nine months ended September 30, 2011 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, estimated Federal and state taxes due at statutory effected tax rates and an increase in the valuation allowance provided for our deferred tax asset related to net operating loss carryforwards.  The provision for income taxes for the nine months ended September 30, 2010 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies.  A provision for Federal income taxes was not recorded for the nine  months ended September 30, 2010, as we had a net loss during the period. As of September 30, 2011, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  At this time, we cannot determine that it is more likely than not that we will realize the entire balance of the future income tax benefits related to our net operating losses.  As of December 31, 2010, total net operating losses available to carry forward to future periods amounted to approximately $8.6 million.  As of September 30, 2010, a valuation allowance was provided for all of our deferred income tax assets related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves.  The increase in the provision for income taxes recorded for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010 resulted from an increase in the valuation allowance provided for our deferred tax asset related to net operating loss carryforwards recorded during the second quarter of 2011.

Net Loss from Continuing Operations

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percent Change
Net loss from continuing operations	$(4,468,769)	$(2,999,634)	49.0%

The increase in net loss from continuing operations incurred for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is due primarily to decreased net revenue and gross margin and an increase in the provision for income taxes recorded during the second quarter of 2011, offset by a net decrease in operating expenses, as discussed above.  The increase in net loss from continuing operations incurred for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was also offset by the settlement of our litigation with Charlotte Russe, as further described elsewhere in this report, during the first quarter of 2011.

Noncontrolling Interest from Continuing Operations

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percent Change
Noncontrolling Interest from continuing operations	$3,579,686	$1,425,129	151.2%

Noncontrolling interest in continuing operations recorded for the nine months ended September 30, 2011 and 2010 represents net loss allocations to Tennman WR-T, Inc., a member of William Rast Sourcing and William Rast Licensing.  Beginning January 1, 2009 through September 30, 2011, losses were allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits were allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.  The increase in noncontrolling interest recorded for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was due primarily to increased loss allocations to Tennman during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business.  As a result of the recapitalization, both William Rast Sourcing, LLC and William Rast Licensing are owned 82% by Bella Rose and 18% by Tennman WR-T, Inc.  Beginning October 1, 2011, all operating losses will be allocated to Bella Rose in accordance with the amended and restated operating agreements of William Rast Sourcing and William Rast Licensing.  See further discussion in Note 18 to the condensed consolidated financial statements included elsewhere in this report.

Discontinued Operations

Discontinued Operations

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percent Change
Net income (loss) from discontinued operations	$(125,771)	$(71,766)	75.3%
Gain on sale of member interest in subsidiary	2,012,323	-
	1,886,552	(71,766)	*
Noncontrolling interest in discontinued operations	62,885	35,884	75.2
	$1,949,437	$(35,882)	*

* Not meaningful

Net loss from discontinued operations for the period ended September 30, 2011 represents the results of operations of our J. Lindeberg subsidiary from the beginning of the year through the date of the sale of our 50% member interest in J. Lindeberg, USA on April 26, 2011.  Net loss from discontinued operations for the nine months ended September 30, 2010 represents the results of operations of our J. Lindeberg subsidiary from the beginning of the year through September 30, 2010.  The gain on the sale of member interest in subsidiary is further described in Note 12 to this report.

Net Income (Loss) Attributable to Common Stockholders

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Percent Change
Net income (loss) attributable to common stockholders	$1,060,354	$(1,610,387)	*

* Not meaningful

The net income attributable to common shareholders for the nine months ended September 30, 2011 compared to the net loss attributable to common shareholders incurred for the nine months ended September 30, 2011 is due primarily to the settlement of our litigation with Charlotte Russe during the first quarter of 2011, the gain on the sale of our 50% member interest in J. Lindeberg, USA during the second quarter of 2011, both discussed elsewhere in this report, and a decrease in operating expenses incurred during the nine months ended September 2011.  The increase in net income attributable to common shareholders was offset by a decrease in net revenue and gross margin during the period and an increase in the provision for income taxes recorded during the second quarter of 2011, as discussed above.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of approximately $138,000, a working capital deficit of approximately $3.7 million, and approximately $273,000 of availability from our factors.  As of September 30, 2011, advances from our factors, net of matured funds, totaled approximately $942,000.  As of September 30, 2010, we had cash and cash equivalents of approximately $300,000, a working capital deficit of approximately $252,000, and approximately $1.75 million of availability from our factor.  As of September 30, 2010, advances from our factor totaled approximately $1.2 million.

Our capital requirements for the next twelve months, as they relate to the production of our products, will continue to be significant and cannot be funded, in their entirety, from operating cash flows.  We must raise funds to finance operations, and intend to do so through strategic transactions with our partners or from traditional financing sources, until we are able to achieve positive cash flows from operations.

The extent of our future capital requirements will depend on many factors, including our results of operations.  There can be no assurance that additional debt or equity financing will be available on acceptable terms or at all, especially given the economic conditions that currently prevail.

In addition, any additional equity funding may result in significant dilution to existing stockholders, and, if we raise debt financing, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities.  If adequate funds are not available to satisfy our capital requirements or a strategic transaction is not timely negotiated, the Company will likely be unable to pay its debts as they become due.

Sources and Uses of Cash

Cash Received from Note Payable

On August 18, 2011, our subsidiary, William Rast Licensing, entered into a note payable in the amount of $1,000,000 with Monto Holdings (Pty) Ltd. (“Monto”).  The note bears interest at 7% and is payable on the maturity date of the note unless the note is earlier repaid.  The promissory note is to be repaid as follows: (i) 40.0% of the then outstanding principal amount on December 31, 2011, (ii) 20% of the then outstanding principal amount on February 29, 2012 and (iii) all of the remaining principal amount then outstanding on the maturity date, May 12, 2012.  The promissory note is secured by the assets of William Rast Licensing and is guaranteed by our other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc.

In connection with the promissory note, we issued a fully-vested, five-year warrant to Monto to purchase 12,500,000 shares of our common stock at an exercise price of $0.08 per share.

Cash Received from the Sale of our 50% Member Interest in J. Lindeberg USA

On April 26, 2011, we completed the sale of Bella Rose’s 50% member interest in J. Lindeberg USA to J. Lindeberg USA Corp. pursuant to the terms of a Unit Purchase Agreement entered into by the parties on April 7, 2011.  In consideration for Bella Rose’s 50% member interest in Lindeberg USA, J. Lindeberg USA Corp. agreed to pay us an aggregate of $1,650,000, of which $900,000 was paid upon the closing of the transaction and $750,000 was payable on the six month anniversary of the closing of the transaction.

As a result of the sale of our 50% interest in J. Lindeberg USA, we anticipate a decrease in future sales of both our wholesale and retail divisions.  We also anticipate a reduction in direct operating expenses related to the J. Lindeberg brand in future periods.

Cash Received from the Sale of our Receivable due from J. Lindeberg USA Corp.

On June 24, 2011, we and our wholly-owned subsidiary, Bell Rose, LLC, entered into an asset purchase agreement with Monto.  Pursuant to the agreement, Bella Rose sold to Monto without recourse the $750,000 receivable owed to us under the terms of the Unit Purchase Agreement discussed above.  On June 24, 2011, we also issued a fully vested, five year warrant to Monto to purchase 3,750,000 shares of our Common Stock at an exercise price of $0.20 per share.  In exchange for the rights to the receivable and the warrant, Monto paid a purchase price of $722,916 to us.

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

Beginning July 28, 2008 through April 26, 2011, our subsidiary, J. Lindeberg USA, entered into various factoring arrangements with FTC Commercial Corp (“FTC”).  The most recent agreement provided that FTC may make factoring advances to J. Lindeberg of up to 75% of the purchase price of all accounts purchased by FTC and interest was charged with respect to advances from the greater of 5.5% per annum or prime plus 1% to the greater of 7.0% per annum or prime plus 1%.  Under the terms of the most recent factoring agreement, we could also borrow up to 50% of our eligible inventory (as defined in the agreement).  Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to the facility were not to exceed $1.5 million.  The factor commission was 0.8% of the customer invoice amount for terms up to 60 days, plus one quarter of one percent (.25%) for each additional thirty-day term.  The factor facility was secured by substantially all of the assets of J. Lindeberg and, through April 26, 2011, was guaranteed by our related entities, People’s Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc.  As a result of the sale of our 50% member interest in J. Lindeberg USA on April 26, 2011, the guarantees of our related entities were released by FTC and our interest in the factoring facility with FTC was terminated.

As of September 30, 2011, total factored accounts receivable amounted to approximately $932,000, $432,000 of which are without recourse and included in due to factor and $386,000 are with recourse and included in net accounts receivable.  As of September 30, 2010, total factored accounts receivable amounted to approximately $1.9 million, $1.2 million of which are without recourse and included in due to factor and $700,000 are with recourse and included in net accounts receivable.  Outstanding advances, net of matured funds, amounted to approximately $942,000 and $1.2 million as of September 30, 2011 and 2010, respectively, and are included in the due to factor balance.

Future Capital Requirements

For the nine months ended September 30, 2011, we recorded a loss from continuing operations of approximately $4.5 million and utilized cash in continuing operations of $3.7 million.  As of September 30, 2011, we had cash and cash equivalents of approximately $138,000, a working capital deficit of approximately $3.7 million, and approximately $273,000 of availability from our factors.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, investing and financing activities for the nine months ended September 30, 2011 and 2010 are summarized in the table below.

	Nine Months Ended September 30,
Activity:	2011	2010
Operating activities	$(3,702,405)	$(1,659,392)
Investing activities	718,329	(469,472)
Financing activities	1,165,448	750,000)
	$(1,818,628)	$(1,378,864)

Operating Activities

Net cash used in operating activities from continued operations was approximately $3.7 million for the nine months ended September 30, 2011 and $1.7 million for the nine months ended September 30, 2010.  Net cash used in operating activities from continued operations for the nine months ended September 30, 2011 was primarily a result of our net loss of approximately $2.6 million and decreased accounts payable and accrued expenses, offset by decreased accounts receivable.  Net cash used in operating activities from continued operations for the nine months ended September 30, 2010 was primarily a result of a net loss of approximately $3.1 million and increased receivables and inventories, offset by increased accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities from continued operations was approximately $718,000 for the nine months ended September 30, 2011 and net cash used in investing activities from continued operations was approximately $469,000 for the nine months ended September 30, 2010.  Net cash provided by investing activities from continued operations for the nine months ended September 30, 2011 consisted primarily of proceeds received from the sale of a receivable resulting from the sale of our member interest in J. Lindeberg, USA and a decrease in restricted cash, offset by capital expenditures.  On June 24, 2011, we entered into an asset purchase agreement with Monto Holding (Pty) Limited (“Monto”).  Pursuant to the agreement, we sold to Monto without recourse the $750,000 receivable owed to us under the terms of the unit purchase agreement we entered into for the sale of our membership interest in J. Lindeberg, USA, as described elsewhere in this report.  On June 24, 2011, we also issued a fully vested, five year warrant to Monto to purchase 3,750,000 shares of our Common Stock at an exercise price of $0.20 per share.  In exchange for the rights to the receivable and the warrant, Monto paid us a purchase price of $722,916.  Net cash used in investing activities from continued operations for the nine months ended September 30, 2010 primarily consisted of an increase in capital expenditures for computer equipment, leasehold improvements and furniture and fixtures for our new retail store locations, and expenditures for our tradeshow booth.

Financing Activities

Net cash provided by financing activities from continued operations was $1.2 million for the nine months ended September 30, 2011 and $750,000 for the nine months ended September 30, 2010.  On August 18, 2011, our subsidiary, William Rast Licensing, entered into a note payable in the amount of $1,000,000 with Monto Holdings (Pty) Ltd. (“Monto”).  Net cash provided by financing activities was $750,000 for the nine months ended September 30, 2010.  On August 13, 2010, our subsidiary, William Rast Licensing, entered into a note payable to related parties in the amount of $750,000.  The note bears interest at 8%, payable monthly in arrears, and is due February 13, 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at September 30, 2011 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$8,236,493	$1,487,881	$3,192,784	$1,849,004	$1,706,824
Notes payable	1,750,000	1,750,000	-	-	-
Consulting and endorsement agreements	1,459,500	761,500	698,000	-	-
Total	$11,445,993	$3,999,381	$3,890,784	$1,849,004	$1,706,824

The Company is also required to make minimum quarterly royalty payments of $100,000 in accordance with the terms of a royalty agreement entered into by the Company with an effective date of October 1, 2011.

At September 30, 2011, approximately $35,000 of the Company’s cash is held as collateral to secure its credit card facility.

At September 30, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Factored accounts receivable may subject us to off-balance sheet risk.  We sell the majority of our trade accounts receivable to a factor and are contingently liable to the factor for merchandise disputes, other customer claims and invoices that are not credit approved by the factor.  From time to time, our factor also issues letters of credit and vendor guarantees on our behalf.  There were no outstanding letters of credit or vendor guarantees as of September 30, 2011 and 2010.  Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $1.1 million and at September 30, 2010.  There was no ledger debt as of September 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

Members of the our management, including our Chief Executive Officer and Chief Financial Officer, Colin Dyne, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2011, the end of the period covered by this report.  Based upon that evaluation, Mr. Dyne has concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A. Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties.  Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth herein and in our Annual Report on Form 10-K for the year ended December 31, 2010.  Other than as set forth below, there have been no material changes to such risk factors during the nine months ended September 30, 2011.

If we are unable to raise capital, we will be unable to pay our debts as they become due.

As of September 30, 2011, we had cash and cash equivalents of approximately $138,000, a working capital deficit of approximately $3.7 million, and approximately $273,000 of availability from our factors.  Our capital requirements for the next twelve months will continue to be significant and cannot be funded, in their entirety, from operating cash flows.  We must raise funds to finance operations. However, there can be no assurance that additional debt or equity financing will be available on acceptable terms or at all, especially given the economic conditions that currently prevail.  If we are unable to raise sufficient funds or a strategic transaction is not timely negotiated, we will likely be unable to pay our debts as they become due, including the principal and accrued interest on our outstanding secured promissory notes issued to (i) Monto Holdings (Pty) Ltd. in the aggregate principal amount of $1,000,000 and (ii) Mobility Special Situations I, LLC, in the aggregate principal amount of $750,000, each of which mature in 2012.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title
10.1	Form of Promissory Note entered into on August 18, 2011 by William Rast Licensing, LLC in favor of Monto Holdings (Pty) Ltd.
10.2	Borrower Security Agreement entered into on August 18, 2011 by William Rast Licensing, LLC in favor of Monto Holdings (Pty) Ltd.
10.3
Guarantor Security Agreement entered into on August 18, 2011 by People’s Liberation, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Monto Holdings (Pty) Ltd.

10.4
Guaranty entered into on August 18, 2011 by People’s Liberation, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Monto Holdings (Pty) Ltd.

10.5	Form of Common Stock Purchase Warrant issued to Monto Holdings (Pty) Ltd. on August 18, 2011 by People’s Liberation, Inc.
10.6	Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, effective as of October 1, 2011.
10.7	Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC, effective as of October 1, 2011.

10.8	Royalty Agreement by and among William Rast Sourcing, LLC, William Rast Licensing, LLC and Tennman WR-T, Inc. effective as of October 1, 2011.

10.9	Preemptive Rights and Board Nominee Agreement by and between People’s Liberation, Inc. and Tennman WR-T, Inc. effective as of October 1, 2011.

10.10	Services Agreement by and between William Rast Licensing, LLC and Tennman Brands, LLC f/s/o Justin Timberlake effective as of October 1, 2011.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

PEOPLE’S LIBERATION, INC.

Date: November 21, 2011	/s/ Colin Dyne
By: Colin Dyne
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)