Form 10-K
period 2011-12-31
SEQUENTIAL BRANDS GROUP, INC.
filed 2012-03-30
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________________.

Commission file number 0-16075

sequential brands group, inc.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	86-0449546 (I.R.S. Employer Identification No.)

17383 Sunset Boulevard, Suite A210

Pacific Palisades, CA 90272

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter was $1,558,308 (based on the closing sales price of the registrant's common stock on that date).

At March 29, 2012, the registrant had 36,002,563 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SEQUENTIAL BRANDS GROUP, INC.

PART I

This 2011 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new business strategies, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our failure to implement our business plan within the time period we originally planned to accomplish;

•	the risks of expanding the number of products we license, as well as the number of brands we market and distribute;

•	our ability to locate licensees who can manufacture and supply branded products;

•	our ability to enter into license agreements both in the United States and internationally;

•	the demand for jeans, sportswear and other casual apparel in the United States and internationally;

•	our ability to acquire new brands;

•	a decline in the retail sales environment;

•	a decrease in the availability of financial resources at favorable terms;

•	industry competition;

•	general economic conditions; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Item 1. Business

Corporate Overview

Since our formation in 2005, we have been a designer, marketer and wholesale provider of branded apparel and apparel accessories. Commencing in July 2008, we implemented a retail strategy and opened retail stores to sell our branded products. In the second half of 2011, we decided to change our business model to focus on licensing and brand management. In connection with the change in our business model, we are presently winding down the wholesale distribution of our branded apparel and apparel accessories, liquidating our existing inventory and closing our retail stores. We expect to complete our transition from a wholesale and retail company to a licensing and brand management company during the second or third quarter of 2012. In this report, we refer to our wholesale and retail operations as our Historical Operations.

As a licensing and brand management company, we plan to promote, market, and license a portfolio of consumer brands. Presently, our brands include William Rast® and People’s Liberation® and we intend to grow our portfolio of brands by acquiring rights to additional brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. To reflect our business transition, in March 2012, we changed our corporate name from People’s Liberation, Inc. to Sequential Brands Group, Inc.

We are headquartered in Pacific Palisades, California, and our company was incorporated in Delaware in 1982.

Brand Management and Licensing Business

Overview

Our objective is to develop and build a diversified portfolio of iconic consumer brands by organically growing our existing portfolio and by acquiring new brands while leveraging our brand management expertise. We also plan to enter into joint ventures and other partnerships to acquire brands. To achieve this objective, we intend to:

•	Increase licensing of existing brands by adding additional product categories, expanding the brands’ distribution and retail presence and optimizing sales through innovative marketing that increases consumer awareness and loyalty;

•	Develop international expansion through additional licenses, partnerships, joint ventures and other arrangements with leading retailers and wholesalers worldwide; and

•	Acquire consumer brands or the rights to such brands with high consumer awareness, broad appeal, applicability to a range of product categories and an ability to diversify our portfolio. In assessing potential acquisitions or investments, we will primarily evaluate the strength of the targeted brand as well as the expected viability and sustainability of future royalty streams.

In managing our brands, we seek to capitalize on the brands’ histories, while simultaneously working to keep them relevant to today’s consumer market.

Our new business strategy is designed to maximize the value of our brands through the entry into strategic licenses with partners that have the responsibility for designing, manufacturing and distributing our licensed products.  We intend to license our brands with respect to a broad range of products, including apparel, eyewear, footwear and fashion accessories, including handbags, watches and luggage. We seek licensees with the ability to produce and sell quality products in their licensed categories and that have demonstrated ability to meet and exceed minimum sales thresholds and royalty payments that we generally require.

As described below, we currently have one direct-to-retail and three traditional wholesale licenses. In our direct-to-retail license, we granted JC Penney, a national retailer, the exclusive right to distribute William Rast branded apparel in a broad range of product categories through its stores in the United States and through its consumer-direct mail and consumer-direct ecommerce distribution channels which are targeted to consumers in the United States. In our traditional wholesale licenses, we grant rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution.

Each of our licensees has a stipulated territory or territories, as well as distribution channels in which the licensed products may be sold. Currently, the majority of our revenues are from U.S. based licenses, but we intend to increase the monetization of our trademarks internationally through additional licenses, partnerships, and other arrangements, such as joint ventures.

Our license agreements typically require the licensee to pay royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach certain specified targets. Our license agreements also typically require the licensees to pay us certain minimum amounts for the design, advertising and marketing of the respective licensed brands. As of December 31, 2011, we have contractual rights to receive over $21.6 million of aggregate minimum royalty revenue through the balance of all of our current licenses, excluding any renewals.

We believe that coordination of brand presentation across product categories is critical to growing the strength and integrity of our brands. Accordingly, we have maintained the right in our licenses to preview and approve products, packaging and other presentations of the licensed mark. Moreover, prior to each season, our representatives supply licensees with trend guidance as to the “look and feel” of the current trends for the season, including colors, fabrics, silhouettes and an overall style sensibility, and then work with licensees to coordinate the licensed products across the categories to maintain the cohesiveness of the brand’s overall presentation in the market place. Thereafter, we obtain and approve (or object and require modification to) products and packaging provided by each licensee on an on-going basis. In addition, we communicate with our licensees throughout the year to obtain and review reporting of sales and the calculation and payment of royalties.

Marketing

We believe that marketing is a critical element in maximizing brand value to our licensees and to our company. Our in-house marketing team tailors marketing for our brands, and we may develop new advertising strategies that incorporate the design aesthetic of each brand.

We believe that our innovative brand building activities and those of our strategic partners will result in increased sales and consumer awareness of our William Rast brand. Because of our established relationships with agents, managers, magazine publishers and the media in general, we intend to leverage those relationships into successful public relations strategies that reach millions of consumers.  We also work with our strategic partners with respect to marketing, advertising and trend direction.

Our advertising expenditures for our William Rast brand are dedicated largely to creating and developing creative advertising concepts, reaching appropriate arrangements with our strategic partner, Justin Timberlake, other spokespeople, advertisements in magazines and trade publications, running Internet advertisements, securing product placements and the sponsorship of various motor racing activities. Our relationship with Danica Patrick, who endorses our eyewear and is a brand ambassador, will also help us increase our consumer base. The advertisements for our William Rast brand have appeared in fashion, entertainment and lifestyle magazines, in newspapers and on outdoor billboards. We partner with our licensees to create and air commercials that generate excitement for our William Rast brand with consumers. Further, we market our brands online, through e-mail blasts, banner advertisements and gift with purchase programs.  We maintain websites (www.williamrast.com, www.pplbusa.com and coming soon, www.sequentialbrands.com) to further market our brands.

Some of our license agreements require the payment of an advertising fee by the licensee, and in certain cases, our licensees supplement the marketing of our brands by performing additional advertising services.

Description of Company’s Brands

William Rast ®

We commenced our William Rast clothing line in May 2005. The brand was conceptualized and founded by business partners Justin Timberlake and Trace Ayala. Originally comprised only of denim, the brand has expanded into a complete lifestyle collection, including leathers, outerwear, wovens and knits. William Rast branded products are known for delivering quality, detail, design and comfort. Grounded in the iconography of American denim heritage and biker culture, yet presented in a contemporary context, the William Rast brand has become recognized by denim fans worldwide. The following is a description of license agreements we have entered into pertaining to our William Rast brand:

Exclusive License Agreement with JC Penney. In November 2011, we entered into an exclusive license agreement with JC Penney pursuant to which we granted JC Penney a license to use our William Rast trademark in connection with the manufacture, sale and marketing of men’s apparel and accessories, women’s apparel, handbags, footwear, watches and luggage. The product categories are subject to certain exceptions as outlined in the license agreement. We will provide design, marketing and branding support for William Rast branded apparel and apparel accessories to JC Penney under the terms of the contract.

The license granted to JC Penney is exclusive (subject to certain exceptions) with respect to JC Penney’s right to sell and market William Rast branded products through its stores in the United States and through its consumer-direct mail and consumer-direct ecommerce distribution channels which are targeted to consumers in the United States. During the term of the agreement, we agree to refrain from selling or authorizing any other party to sell, with certain exceptions as outlined in the agreement, any line of William Rast branded products in the United States through any distribution channel; provided, however, that we continue to have the right to sell William Rast branded products without restriction until May 15, 2012.

Unless otherwise terminated earlier pursuant to its terms, the agreement with JC Penney will continue through January 30, 2016. JC Penney may elect to extend the term of the agreement for one additional renewal term of five years.

During each royalty period during the term, JC Penney has agreed to pay us royalties based upon a percentage of JC Penney’s net sales of William Rast branded products and has also agreed to pay us minimum annual royalties and design fees.

VIVA Optique: We have entered into a multi-year licensing agreement with Viva International Group to design, produce and globally distribute William Rast branded Eyewear and William Rast branded Racing Eyewear focusing on styles for both the premium and sportswear categories for men and women. Viva is a worldwide leading eyewear company, representing premium and luxury brands including, GUESS, SKECHERS, Tommy Hilfiger, Escada and Ermenegildo Zegna. The William Rast branded eyewear collections, which include sunglasses and prescription eyewear, debuted in 2011 and are available in upscale department stores and specialty retailers worldwide.

RGA Leatherworks: We have entered into a multi-year licensing agreement with RGA Leatherworks to design, produce and distribute in the United States and Canada William Rast branded leather goods. Product categories include men’s wallets, small leather goods, messenger bags, totes, belts, travel kits and electronic cases.

How Fashions International: We have entered into a multi-year licensing agreement with How Fashions International Inc. to design, produce and distribute in Canada William Rast branded apparel. Product categories include men’s and women’s denim, knit tops, woven shirts and outerwear. The William Rast branded apparel collection is available in upscale department stores and specialty retailers in Canada.

People’s Liberation ®

We commenced our People’s Liberation branded apparel business in July 2004. Our People’s Liberation brand is known for its superior fit and silhouette combined with its unique back pocket details and wash features. The line also includes a collection of fashionable knit T-shirts, tops, dresses and leggings. In connection with the transition of our business model, we intend to license our People’s Liberation brand in a variety of categories to retailers, wholesalers and distributors in the United States and certain international territories. We continue to sell People’s Liberation branded apparel on a limited basis through our wholesale operations.

J Lindeberg ®

We began distributing J. Lindeberg branded men’s high end fashion and golf apparel products in the United States on an exclusive basis beginning July 2008 through our former subsidiary, J. Lindeberg USA, LLC. In April 2011, we sold our interest in J. Lindeberg USA, LLC to our joint venture partner and as a result, we no longer sell J. Lindeberg branded products.

Wholesale and Retail Business

US Wholesale Sales and Distribution

As part of our Historical Operations, we sold our products through our own sales force based in Los Angeles, New York and Atlanta. Additionally, we operated showrooms in Los Angeles, New York and Atlanta with dedicated salaried and commissioned sales staff. We also employed customer service representatives who were assigned to key customers and provided in-house customer service support. We shipped products to and invoiced our United States customers directly from warehouse facilities located in or around Los Angeles, California. Under agreements with third-party warehouses, we outsourced all of our finished good shipping, receiving and warehouse functions.

In the United States, we distributed our William Rast branded merchandise and, through April 26, 2011, our J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com. While we did not depend on any individual customer to sell our products, for the year ended December 31, 2011, approximately 24.1% of our sales were to two customers. For the year ended December 31, 2010, approximately 15.8% of our sales were to one customer. Sales to this customer in 2010 were part of a one-time nonrecurring program. In 2012, as we transition our business model and liquidate our existing inventory, we will continue to sell William Rast and People’s Liberation branded apparel on a limited basis through our wholesale operations.

International Wholesale Sales and Distribution

In our Historical Operations, we sold our William Rast branded apparel products internationally in select countries directly and through agents and distributors to better department stores and boutiques. Our distributors purchased products at wholesale prices for resale in their respective territories and marketed, sold, warehoused and shipped William Rast branded apparel products at their expense. Our agents were paid a commission on net sales of our William Rast products.

Through our subsidiary, William Rast Europe, we sold and marketed William Rast apparel and accessories to European customers and distributors. We ceased operations in our William Rast Europe subsidiary in 2010, and as a result, all sales to European and other international customers and distributors are currently sold through our wholesale division. In 2012, we expect to have an immaterial amount of sales of our William Rast and People’s Liberation branded apparel from our international wholesale operations.

Retail Sales

Our Historical Operations include the sale of William Rast branded apparel and accessories through our William Rast branded retail stores and also through our William Rast branded outlet store. As part of our transition from a wholesale and retail provider of branded apparel and apparel accessories to a brand management and licensing company, we closed our William Rast retail stores located in Miami and San Jose in November 2011. Our two remaining William Rast retail stores are expected to be closed in 2012. We expect to have limited sales from our two remaining retail stores in 2012.

Through April 26, 2011, our J. Lindeberg branded apparel and accessories were sold through our three full-price J. Lindeberg branded retail stores. We sold our interest in our J. Lindeberg business to our joint venture partner in April 2011, including our three retail stores.

Manufacturing and Supply

In our Historical Operations, we sourced the majority of our denim products from domestic third party contract manufacturers located in or around Los Angeles, California. Our denim is made from high quality fabrics milled primarily in the United States, Japan, Italy, Turkey and Mexico. For the majority of our William Rast knits and other non-denim products, we sourced these goods from international suppliers primarily in Asia. We purchased all of our J. Lindeberg branded apparel products from J. Lindeberg AB in Sweden.

Although we did not depend on any one supplier, for the year ended December 31, 2011, two suppliers provided for 68.7% of our total combined purchases for the year. For the year ended December 31, 2010, three suppliers provided for 71.3% of our total combined purchases for the year.

As we transition our business from a wholesale and retail provider of branded apparel and apparel accessories to a brand management and licensing company, our licensees will have the responsibility for sourcing licensed products.

Competition

Our brands are subject to extensive competition from various domestic and foreign brands. Each brand has many competitors within each of its specific distribution channels that span a broad variety of product categories. These competitors have the ability to compete with our licensees in terms of fashion, quality, price and/or advertising.

In addition, we face competition for retail licenses and brand acquisitions. Companies owning established brands may decide to enter into licensing arrangements with retailers similar to the ones we currently have in place, thus creating direct competition. Similarly, the retailers to which we currently, or may otherwise, license our brands, may decide to develop or purchase brands rather than enter into license agreements with us. We also compete with traditional apparel and consumer brand companies and with other brand management companies for acquisitions.

Trademarks

Our wholly-owned trademarks, People’s Liberation and William Rast, are owned by two of our subsidiaries. These trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a variety of product categories, including footwear, eyewear, apparel, fragrance, handbags, watches and various other goods. We intend to renew these registrations as appropriate prior to expiration. In addition, we register our trademarks in other countries and regions around the world.

We monitor on an ongoing basis unauthorized use and filings of our trademarks, and we rely primarily upon a combination of federal, state, and local laws, as well as contractual restrictions to protect our intellectual property rights both domestically and internationally.

Government Regulation and Supervision

Our operations are subject to the effects of international treaties and regulations such as the North American Free Trade Agreement (NAFTA). We are also subject to the effects of international trade agreements and embargoes by entities such as the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business, for example by limiting the countries where we might market and sell our products.

Labeling and advertising of our products is subject to regulation by the Federal Trade Commission. We believe that we are in compliance with these regulations.

Employees

As of March 29, 2012, we have a total of 16 full time employees. Our full time employees consist of two officers, Colin Dyne, our Chief Executive Officer and Chief Financial Officer, and Andrea Sobel, President of Licensing. Additionally, we have 14 full time employees who handle retail and wholesale sales, design, marketing, customer service, accounting and administration functions, and 9 part time marketing and retail store employees.

Item 1A. Risk Factors

Several of the matters discussed in this document contain forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements that could cause actual results to differ materially from those projected or forecast are included in the statements below. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. In addition to other information contained in this report, the following risk factors highlight some of the factors that have affected, and in the future, could affect our operations:

We are dependent on our license agreement with JC Penney for revenue.

We expect that our revenue under our license agreement with JC Penney will represent a significant portion of our total revenues during the term of the agreement. Because the amount of our revenues under the JC Penney agreement are dependent on the sales of William Rast branded products in JC Penney stores, our revenue potential is impacted by the number of JC Penney stores and the patronage at these stores, and JC Penney’s ability and/or commitment to manufacture and market William Rast branded products. In addition, the termination of the JC Penney agreement would likely have a material adverse effect on our business, financial condition, and results of operations.

The failure of our licensees to adequately produce, market and sell products bearing our brand names in their license categories or to pay their obligations under their license agreements could result in a decline in our results of operations.

Our revenues are almost entirely dependent on royalty payments made to us under our licensing agreements. Although the licensing agreements for our brands usually require the advance payment to us of a portion of the licensing fees and in most cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk. This, in turn, could decrease our potential revenues and harm our stock price.

Our business is dependent on continued market acceptance of our brands and the products of our licensees bearing these brands.

Although most of our licensees guarantee minimum net sales and minimum royalties to us, a failure of our brands or of products bearing our brands to achieve or maintain market acceptance could cause a reduction of our licensing revenues and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. Continued market acceptance of our brands and our licensees’ products, as well as market acceptance of any future products bearing our brands, is subject to a high degree of uncertainty, made more so by constantly changing consumer tastes and preferences. Maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks will require our continuing marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales of our licensees’ products. Furthermore, while we believe that we currently maintain sufficient control over the products our licensees’ produce under our William Rast brand name through the provision of trend and design direction and our right to preview and approve products, including their presentation and packaging, we do not actually design or manufacture products bearing our marks and therefore have more limited control over such products’ quality and design than we had in our historical operations.

If we are unable to identify and successfully acquire additional trademarks, our rate of growth may be reduced, and even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

A key component of our growth strategy is the acquisition of additional trademarks. We are exploring new acquisitions. However, as our competitors continue to pursue our brand management model, acquisitions may become more expensive and suitable acquisition candidates could become more difficult to find. In addition, even if we successfully acquire additional trademarks or the rights to use additional trademarks, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

Although we seek to temper our acquisition risks, acquisitions, whether they be of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

•	unanticipated costs associated with the target acquisition;

•	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;

•	diversion of management’s attention from other business concerns;

•	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;

•	adverse effects on existing licensing relationships;

•	potential difficulties associated with the retention of key employees, and the assimilation of any other employees, who may be retained by us in connection with or as a result of our acquisitions; and

•	risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience.

In the event we acquire intellectual property assets or the companies that own them, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks.  We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company.  As a successor, we may be responsible for any past or continuing violations of law by the seller or the target company.  Although we generally attempt to seek contractual protections through representations, warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs.  Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not, or may not be able to, indemnify us or that may exceed the scope, duration or amount of the sellers’ indemnification obligations.

Acquiring additional trademarks could also have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. Moreover, as discussed below, our ability to grow through the acquisition of additional trademarks will also depend on the availability of capital to complete the necessary acquisition arrangements. In the event that we are unable to obtain debt financing on acceptable terms for a particular acquisition, we may elect to pursue the acquisition through the issuance by us of shares of our common stock (and, in certain cases, convertible securities) as equity consideration, which could dilute our common stock because it could reduce our earnings per share, and any such dilution could reduce the market price of our common stock unless and until we were able to achieve revenue growth or cost savings and other business economies sufficient to offset the effect of such an issuance. As a result, there is no guarantee that our stockholders will achieve greater returns as a result of any future acquisitions we complete.

We may require additional capital to finance the acquisition of additional brands and our inability to raise such capital on beneficial terms or at all could restrict our growth.

We may, in the future, require additional capital to help fund all or part of potential acquisitions. If, at the time required, we do not have sufficient cash to finance those additional capital needs, we will need to raise additional funds through equity and/or debt financing. We cannot guarantee that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and is either unavailable or cost prohibitive, our growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion plans. In addition, any additional financing we undertake could impose additional covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing stockholders may experience dilution or the new securities may have rights senior to those of our common stock.

Because of the intense competition within our licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to continue to compete successfully.

Our trademark licenses are for products in the apparel and fashion accessories markets, in which our licensees face intense competition. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

If our competition for retail licenses and brand acquisitions increases, or our current direct-to-retail licensee elects not to renew their license or renew on terms less favorable than today, our growth plans could be slowed.

We may face increasing competition in the future for direct-to-retail licenses as other companies owning brands may decide to enter into licensing arrangements with retailers similar to the one we currently have in place. Furthermore, our current or potential direct-to-retail licensees may decide to develop or purchase brands rather than renew or enter into license agreements with us. This increased competition could result in lower sales of products offered by our direct-to-retail licensee under our brand. We also compete with traditional apparel and consumer brand companies, other brand management companies and private equity groups for brand acquisitions. If our competition for retail licenses and brand acquisitions increases, it may take us longer to procure additional retail licenses and/or acquire additional brands, which could slow our growth rate.

Our licensees are subject to risks and uncertainties of foreign manufacturing and the price, availability and quality of raw materials that could interrupt their operations or increase their operating costs, thereby affecting their ability to deliver goods to the market, reduce or delay their sales and decrease our potential royalty revenues.

Substantially all of the products sold by our licensees are manufactured overseas. There are substantial risks associated with foreign manufacturing, including changes in laws relating to quotas, and the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments. Further, our licensees may experience fluctuations in the price, availability and quality of fabrics and raw materials used by them in their manufactured apparel or purchased finished goods. Any of these risks could increase our licensees’ operating costs. Our licensees also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by their suppliers. If these goods are destroyed or damaged during shipment, the revenues of our licensees, and thus our royalty revenues over and above the guaranteed minimums, could be reduced as a result of our licensees’ inability to deliver or their delay in delivering their products.

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

The loss of our Chief Executive Officer, Colin Dyne, could have an adverse effect on our future development and could significantly impair our ability to achieve our business objectives.

Our success is largely dependent upon the expertise and knowledge of our Chief Executive Officer, Colin Dyne, whom we rely upon to formulate our business strategies. As a result of the unique skill set and responsibilities of Mr. Dyne, the loss of Mr. Dyne could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain “key person” life insurance on any of our management, including Mr. Dyne.

The company’s obligations under its debentures are secured by substantially all of the assets of the company and its subsidiaries. In the event we default in our obligations under the debentures, TCP may foreclose on all of our assets.

On February 2, 2012, we entered into a Securities Purchase Agreement with TCP WR Acquisition, LLC (“TCP”). Pursuant to the Purchase Agreement we sold $14,500,000 in Variable Rate Senior Secured Convertible Debentures (the “Debentures”), warrants to purchase common stock and Series A Preferred Stock to TCP.

In connection with the financing, our subsidiaries, Versatile Entertainment, Bella Rose, William Rast Sourcing, William Rast Licensing, LLC and William Rast Retail executed a Subsidiary Guarantee in favor of TCP pursuant to which such subsidiaries guarantee our obligations under the Debentures. In addition, the company and the above mentioned subsidiaries entered into a security agreement with TCP pursuant to which such parties granted to TCP a first priority security interest in all of their assets to secure our obligations under the Debentures and such subsidiaries’ obligations under the Subsidiary Guarantee. TCP, in certain circumstances, may foreclose on our assets, including all of our intellectual property, if we make certain limited defaults under the Debentures. If we lose all or a substantial portion of our assets, our shares may significantly decline in value.

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

Management expects that we will experience substantial variations in our revenue and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

•	the timing of the introduction of new licensed products by our licensees;
•	the level of consumer acceptance of our brands and licensed products;
•	general economic and industry conditions that affect consumer spending and retailer purchasing;
•	the availability of viable licensees that meet our brand criteria; and
•	the timing of our marketing expenditures.

As a result of fluctuations in our revenue and operating expenses that may occur, management believes that period-to-period comparisons of our results of operations are not a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly.

Our business may be negatively impacted by general economic conditions and the current weakness in the global economy.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers and distributors, who license our brands. Consumer spending has deteriorated significantly and may remain depressed, or be subject to further deterioration for the foreseeable future. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of high-end fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industry, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, our licensees may not be able to maintain or increase sales of our branded products to existing customers, make sales to new customers, open or operate new retail stores or maintain sales levels at existing stores. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy, including the current downturn in the United States.

The market price of our common stock has been, and may continue to be, volatile, which could reduce the market price of our common stock.

The publicly traded shares of our common stock have experienced, and may continue to experience, significant price and volume fluctuations. This market volatility could reduce the market price of our common stock, regardless of our operating performance. In addition, the trading price of our common stock could change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally and/or changes in national or regional economic conditions, making it more difficult for shares of our common stock to be sold at a favorable price or at all. The market price of our common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the trademark licensing business or companies in the industries in which our licensees compete.

Future sales of our common stock may cause the prevailing market price of our shares to decrease. In addition, the future issuance of common stock may dilute the holdings of our then existing stockholders.

We have issued a substantial number of shares of common stock that are eligible for resale under Rule 144 of the Securities Act of 1933, as amended, or Securities Act, and that may become freely tradable. We have also already registered a substantial number of shares of common stock that are issuable upon the exercise of options. If the holders of our options choose to exercise their purchase rights and sell the underlying shares of common stock in the public market, or if holders of currently restricted shares of our common stock choose to sell such shares in the public market under Rule 144 or otherwise, the prevailing market price for our common stock may decline.

In addition, the issuance of shares upon the exercise or conversion of our derivative securities, including, without limitations, the exercise of approximately 16.6 million warrants which are currently outstanding and the conversion of $14,500,000 of outstanding debentures into common stock, could also further dilute the holdings of our then existing stockholders.

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

To date, we have had a very limited trading volume in our common stock. For instance, for the year ended December 31, 2011, approximately 2.6 million shares of our common stock were traded and also for the year ended December 31, 2010, approximately 1.6 million shares of our common stock were traded. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

We do not foresee paying dividends in the near future.

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

Our officers and directors and their affiliates own a significant portion of our common stock, which limits our stockholders’ ability to influence the outcome of key transactions.

Our officers and directors and their affiliates beneficially own approximately 79.6% of our outstanding voting shares as of March 17, 2012. As a result, our officers and directors are able to control the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our Board of Directors. The voting power of these stockholders could also discourage others from seeking to acquire control of the company through the purchase of our common stock, which might depress the price of our common stock.

The Purchase Agreement entered into with TCP prevents us from taking certain actions without TCP’s consent.

The Purchase Agreement we entered into with TCP in February 2012 contains negative covenants that prohibit us and our subsidiaries from taking certain actions without TCP’s prior consent until the later of February 3, 2014 and the date that TCP’s beneficial ownership of our common stock is less than 40% of our fully diluted common stock. The negative covenants apply to, with certain exceptions, issuing debt or equity securities; acquiring assets or equity interests of third parties, disposing of assets or equity interests of subsidiaries, entering into joint ventures, or engaging in other types of merger and acquisition transactions; paying or declaring dividends; settling litigation; entering into transactions with affiliates; dissolving or commencing bankruptcy proceedings; or changing our principal lines of business. As a result, TCP has significant control over the operations of our business, which could discourage others from seeking to acquire control of the company through the purchase of our common stock, which could have an adverse impact on our stock price.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease our principal executive office space under a temporary lease agreement that expires in May 2012. We have signed a letter of intent to lease new office space in the same building beginning June 2012 through August 2015. The new office space will have approximately 3,000 square feet, and is located in Pacific Palisades, California. It is from this facility that we will conduct all of our design, executive and administrative functions.

We also have a showroom located in New York City under a lease that expires in January 2013 and have two William Rast retail stores located in Los Angeles and Cabazon, California. We plan to close these stores in the second and third quarters of 2012. The lease agreements related to the Cabazon and Los Angeles stores expire in July 2019 and January 2020, respectively.

While we wind down our historical operations, our finished goods continue to be shipped from a third-party warehouse in Los Angeles, California, and our internet products continue to be shipped from a third-party warehouse in Long Beach, California.

We believe that the facilities we utilize are well maintained, in good operating condition, and adequate to meet our current and foreseeable needs.

Item 3. Legal Proceedings

We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, other than as described below, there are currently no claims that could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Shareholder Derivative Complaint

On January 17, 2012, plaintiff RP Capital, LLC filed a shareholders’ derivative complaint in the Superior Court of the State of California, County of Los Angeles, Case Number BC477118 against the company and current and former directors Colin Dyne, Kenneth Wengrod, Susan White and Dean Oakey. The case alleges that the defendants (i) breached their fiduciary duties to the company for failing to properly oversee and manage the company, (ii) were unjustly enriched, (iii) abused their control, (iv) grossly mismanaged the company, (v) wasted corporate assets, (vi) engaged in self-dealing, and (vii) breached their fiduciary duties by disseminating false and misleading information. The plaintiffs seek (i) judgment against the defendants in favor of the company for the amount of damages sustained by the company as a result of the defendants’ alleged breaches of their fiduciary duties; (ii) judgment directing the company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws; (iii) an award to the company of restitution from the defendants and an order from the court to disgorge all profits, benefits and other compensation obtained by the defendants from their alleged wrongful conduct and alleged fiduciary breaches and (iv) an award of costs and disbursements of the action, including reasonable fees for profession services. We believe these claims are without merit or substance, and intend to vigorously defend against these claims. The derivative complaint is in the early stages of discovery.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is quoted on the OTCQB Over-The-Counter market under the symbol “SQBG.” The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from quotations on the Over-the-Counter market, as well as the total number of shares of common stock traded during the periods indicated. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low	Volume
Year Ended December 31, 2011
First Quarter	$0.14	$0.07	270,735
Second Quarter	$0.17	$0.08	801,366
Third Quarter	$0.08	$0.03	130,925
Fourth Quarter	$0.11	$0.04	1,473,101

Year Ended December 31, 2010
First Quarter	$0.40	$0.12	407,720
Second Quarter	$0.23	$0.11	339,905
Third Quarter	$0.14	$0.05	406,344
Fourth Quarter	$0.25	$0.05	440,820

On March 28, 2012, the closing sales price of our common stock as reported on the OTCQB was $0.35 per share. As of March 27, 2012, there were approximately 449 record holders of our common stock. Our transfer agent is Stalt, Inc., Menlo Park, CA.

Dividends

Since January 1, 2006, we have not paid or declared cash distributions or dividends on our common stock. We do not intend to pay cash dividends on our common stock in the near future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the board of directors based upon our earnings, financial condition, capital requirements, contractual obligations which may prohibit the payment of dividends and other relevant factors.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the Consolidated Financial Statements of Sequential Brands Group, Inc., formerly People’s Liberation, Inc., and the “Notes to Consolidated Financial Statements” included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Sequential Brands Group, Inc. for the fiscal years ended December 31, 2011 and 2010. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Overview

Since our formation in 2005, we have been a designer, marketer and wholesale provider of branded apparel and apparel accessories. Commencing in July 2008, we implemented a retail strategy and opened retail stores to sell our branded products. In the second half of 2011, we decided to change our business model to focus on licensing and brand management. In connection with the change in our business model, we are presently winding down the wholesale distribution of our branded apparel and apparel accessories, liquidating our existing inventory and closing our remaining retail stores. We expect to complete our transition from a wholesale and retail company to a licensing and brand management company during the second or third quarter of 2012. To reflect our business transition, in March 2012, we changed our corporate name from People’s Liberation, Inc. to Sequential Brands Group, Inc. In this report, we refer to our wholesale and retail operations as our Historical Operations.

Licensing and Brand Management Business

As a licensing and brand management company, we plan to promote, market, and license a portfolio of consumer brands. Presently, our brands include William Rast® and People’s Liberation® and we intend to grow our portfolio of brands by acquiring rights to additional brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In our licensing arrangements, our licensing partners will be responsible for designing, manufacturing and distributing our licensed products, subject to our continued oversight and marketing support.  Currently, we have one direct-to-retail and three traditional wholesale licenses. In our direct-to-retail license, we granted JC Penney, a national retailer, the exclusive right to distribute William Rast branded apparel in a broad range of product categories through its stores in the United States and through its consumer-direct mail and consumer-direct ecommerce distribution channels which are targeted to consumers in the United States. In our traditional wholesale licenses, we grant rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution.

Historical Operations

Wholesale Operations

Since our inception in 2005, in the United States, we have distributed our William Rast branded merchandise and, through April 26, 2011, our J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com. In 2012, as we transition our business model and liquidate our existing inventory, we will continue to sell William Rast and People’s Liberation branded apparel on a limited basis through our domestic wholesale operations.

As part of our Historical Operations, we also sold our William Rast branded apparel products internationally in select countries directly and through agents and distributors to better department stores and boutiques. Our distributors purchased products at wholesale prices for resale in their respective territories and marketed, sold, warehoused and shipped William Rast branded apparel products at their expense. Our agents were paid a commission on net sales of our William Rast products. In 2012, we expect to have an immaterial amount of sales of our William Rast and People’s Liberation branded apparel from our international wholesale operations.

Retail Operations

Our Historical Operations also include the sale of William Rast branded apparel and accessories through our William Rast branded retail stores and also through our William Rast branded outlet store. As part of our transition from a wholesale and retail provider of apparel and apparel accessories to a brand management and licensing business, we closed our William Rast retail stores located in Miami and San Jose in November 2011. Our two remaining William Rast retail stores are expected to be closed in 2012. We expect to have limited sales from these locations in 2012.

Through April 26, 2011, our J. Lindeberg branded apparel and accessories were sold through our three full-price J. Lindeberg branded retail stores. We sold our interest in our J. Lindeberg business to our joint venture partner in April 2011, including our three retail stores.

Corporate Structure

Sequential Brands Group, Inc., formerly People’s Liberation Inc., is the parent holding company of Versatile Entertainment, Inc. (“Versatile”) and Bella Rose, LLC (“Bella Rose”), both of which were consolidated under and became wholly-owned subsidiaries of People’s Liberation on November 22, 2005. Versatile conducts our People’s Liberation brand business and our William Rast brand business is conducted through Bella Rose, LLC.

Structure of William Rast Business

William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose, and through September 30, 2011 were each owned 50% by Bella Rose and 50% by Tennman WR-T, Inc., an entity owned in part by Justin Timberlake.

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business. As further described under Note 9 to our consolidated financial statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T (“TWR”) as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by TWR, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to TWR.

William Rast Retail, LLC, a California limited liability company, was formed on August 26, 2009 and is a wholly-owned subsidiary of William Rast Sourcing. William Rast Retail was formed to operate our William Rast retail stores. The operations of William Rast Retail are shown as discontinued operations in the accompanying consolidated financial statements.

Structure of J. Lindeberg Business

Prior to its sale on April 26, 2011, our J. Lindeberg brand business was conducted through Bella Rose. From July 1, 2008 through April 26, 2011, J. Lindeberg USA, LLC was consolidated under Bella Rose and was owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp. an entity owned by J. Lindeberg AB, a Swedish corporation. J. Lindeberg USA Retail, LLC, a California limited liability company, was formed on August 21, 2009 and is a wholly-owned subsidiary of J. Lindeberg USA. J. Lindeberg Retail was formed to operate our J. Lindeberg retail stores. The operations of J. Lindeberg are shown as discontinued operations in the accompanying consolidated financial statements.

Cash Received from Securities Purchase Agreement

On February 2, 2012, we entered into a Securities Purchase Agreement with TCP WR Acquisition, LLC. Pursuant to the Securities Purchase Agreement, we sold Debentures, Warrants and Series A Preferred Stock to TCP WR Acquisition, LLC, as further described elsewhere in this report. A portion of the proceeds received from this transaction was used to pay amounts due to our factor, Rosenthal & Rosenthal, and terminate our factoring facility, payoff our notes payable to Monto Holdings (pty) Ltd. and Mobility Special Situations I, LLC and pay certain past due payables. Net proceeds from this transaction after the payment of closing, legal and other costs and the repayment of the aforementioned debt amounted to approximately $11.7 million.

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

Revenue Recognition. We have entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Payments received as consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheet as deferred license revenue. License revenue is not recognized unless collectability is reasonably assured. Wholesale revenue is recognized when merchandise is shipped to a customer, at which point title transfers to the customer, and when collection is reasonably assured. Customers are not given extended terms or dating or return rights without proper prior authorization. Revenue is recorded net of estimated returns, charge backs and markdowns based upon management’s estimates and historical experience. Website revenue is recognized when merchandise is shipped to a customer and when collection is reasonably assured. Retail revenue is recognized on the date of purchase from our retail stores. Advertising revenue received under sponsorship agreements is recorded in the period in which the event to which the advertising rights were granted occurred. Design revenue received under design and license agreements is recorded in the period in which the design services are provided to the licensee.

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

Noncontrolling Interest. Profit and loss allocations to noncontrolling interest members of our subsidiaries were recorded as increases and decreases in noncontrolling interest in our consolidated financial statements. Cash distributions, if any, made to a noncontrolling interest member of any of our subsidiaries are accounted for as decreases in noncontrolling interest in the consolidated balance sheet of the Company. To the extent the priority distributions are made, it would reduce the income allocable to the controlling interest.

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

Results of Operations

The following table presents consolidated statement of operations data from continuing operations for each of the years indicated as a percentage of net revenue.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Net revenue	100.0%	100.0%
Cost of goods sold	87.4	58.3
Gross profit	12.6	41.7
Selling, design and production expense	68.1	29.6
General and administrative expense	70.9	26.5
Operating loss	(126.4)%	(14.4)%

Segment Reporting

For summarized financial information concerning reportable segments from continuing operations, please see Note 22 to our Consolidated Financial Statements.

Comparison of the Years Ended December 31, 2011 and 2010 from Continuing Operations

Net Revenue

	Years Ended December 31,		Percent
	2011	2010	Change

Net revenue	$6,876,929	$19,873,109	(65.4)%

The decrease in net revenue from continuing operations for the year ended December 31, 2011 was due primarily to decreased wholesale sales of our William Rast apparel line in the United States. As a result of the transition of our business model, soft economic conditions and slow consumer response to our newly designed American-made William Rast denim and expanded sportswear collection, we experienced a further decline in net revenue from our William Rast apparel line. During the year ended December 31, 2011, sales of our People’s Liberation brand inventory were not significant, which resulted in a further decrease in wholesale net revenue compared to the year ended December 31, 2010. In the year ended December 31, 2010, we continued to liquidate our People’s Liberation brand inventory produced exclusively for Charlotte Russe. The decrease in wholesale revenue for the year ended December 2011 was also due to nonrecurring revenue received from the Target Corporation in the second quarter of 2010 in accordance with a design and license agreement we entered into in May 2010 relating to an exclusive collection of William Rast products that were sold for a limited time in Target stores throughout the United States at the end of 2010. The decrease in wholesale revenue for the year ended December 2011 was also due to revenue received from Sony Electronics in the first quarter of 2010 in accordance with our sponsorship agreement related to our William Rast fashion show held in February 2010. We did not hold a fashion show in the first quarter of 2011, and as a result, did not receive sponsorship revenue or incur the related costs. The decrease in wholesale net revenue for the year ended December 31, 2011 was partially offset by license revenue received in the fourth quarter of 2011 related to advance payments received under the terms of our JC Penney exclusive license agreement of our William Rast branded apparel, the majority of which is included in deferred revenue as of December 31, 2011, and minimum guaranteed royalties received under the terms of our William Rast eyewear license agreement. In the second half of 2011, we began to transition our business model from a wholesale and retail apparel company to a brand management and licensing business. We expect to derive the majority of our 2012 revenue from our William Rast brand license agreements and anticipate entering into additional license agreements for our brands in the future. In 2012, we also expect to derive a limited amount of revenue from our historical wholesale and retail operations.

Gross Profit

	Years Ended December 31,		Percent
	2011	2010	Change

Gross profit	$867,995	$8,286,488	(89.5)%

Gross profit from continuing operations consists of net revenue less cost of goods sold. Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, duty, freight and overhead expenses.  Overhead expenses primarily consist of warehouse and shipping salaries and expenses. As a percentage of net revenue, our gross margin decreased to 12.6% for the year ended December 31, 2011 from 41.7% for the year ended December 31, 2010. As a result of the transition of our business in the second half of 2011 from a wholesale and retail provider of apparel and apparel accessories to a brand management and licensing business, we experienced a significant decrease in gross margin. Our license agreement with JC Penney requires that we no longer sell William Rast branded apparel, with certain exceptions as outlined in the license agreement, beyond May 2012. Consequently, we are in the process of liquidating our existing inventory of William Rast branded apparel and taking inventory reserves in connection with the liquidation. We also experienced a decrease in wholesale gross profit as a percentage of net revenue in the first half of 2011 primarily due to lower margins achieved in off-price sales of our William Rast products in an effort to reduce our remaining William Rast inventory in anticipation of our newly designed American-made William Rast denim line and expanded sportswear collection that debuted in the Fall of 2011. The decrease in wholesale gross profit as a percentage of net revenue was also due to design revenue received from the Target Corporation in the second quarter of 2010 in accordance with our design and license agreement with the Target Corporation relating to an exclusive collection of William Rast products that were sold for a limited time in Target stores throughout the United States at the end of 2010 and advertising revenue received in accordance with our sponsorship agreement with Sony Electronics in the first quarter of 2010. There was no cost of revenue associated with the Target design revenue and the Sony advertising revenue, which resulted in an increase in wholesale gross profit as a percentage of net revenue during the year ended December 31, 2010.

Selling, Design and Production Expenses

	Years Ended December 31,		Percent
	2011	2010	Change

Selling, design and production expense	$4,684,928	$5,886,286	(20.4)%

Selling, design and production expense from continuing operations for the years ended December 31, 2011 and 2010 primarily related to salaries and commissions, royalties, advertising, marketing and promotion, samples, travel, tradeshow, fashion show and showroom expenses. The decrease in selling, design and production expenses from continuing operations for the year ended December 31, 2011 is primarily attributable to our William Rast fashion show held in February 2010. We did not hold a fashion show in the first quarter of 2011, and as a result, did not incur the related costs. The decrease in selling, design and production expenses from continuing operations for the year ended December 31, 2011 was also due to decreased design and production salaries incurred in the second half of 2011 as a result of cost cutting measures implemented to decrease expenditures. The decrease in selling, design and production expenses from continuing operations was offset by increased promotion and marketing of our William Rast brand during the year ended December 2011, including our Indy car sponsorship. As a percentage of net revenue, selling, design and production expense increased to 68.1% for the year ended December 31, 2011 compared to 29.6% for the year ended December 31, 2010. The increase in selling, design and production expenses as a percentage of net revenue for the year ended December 31, 2011 was due to net revenue decreasing at a higher rate than selling, design and production expenses.

General and Administrative Expenses

	Years Ended December 31,		Percent
	2011	2010	Change

General and administrative expenses	$4,876,102	$5,270,793	(7.5)%

General and administrative expenses from continuing operations for the years ended December 31, 2011 and 2010 primarily related to salaries, professional fees, facility costs, travel and entertainment, depreciation and amortization expense, and other general corporate expenses. The decrease in general and administrative expenses during the year ended December 31, 2011 was primarily due to a reserve for bad debts of approximately $588,000 recorded in the third quarter of 2010 related to the impairment of trade accounts receivable due from Charlotte Russe and decreased legal expenses related to our Charlotte Russe litigation. We incurred a significant amount of legal fees during the year ended December 2010 related to our litigation with Charlotte Russe which was settled in February 2011. The decrease in general and administrative expenses from continuing operations for the year ended December 31, 2011 was also due to decreased administrative salaries and other general and administrative expenses incurred during the year ended December 31, 2011 as a result of cost cutting measures implemented to decrease expenditures. The decrease in general and administrative expenses during the year ended December 2011 was offset by additional legal and other costs related to the closing of our retail stores and an impairment charge related to our trademarks. As a percentage of net revenue, general and administrative expenses from continuing operations increased to 70.9% for the year ended December 31, 2011 from 26.5% for year ended December 31, 2010. The increase as a percentage of net revenue was due to net revenue decreasing at a higher rate than general and administrative expenses.

Interest Expense, Net

	Years Ended December 31,		Percent
	2011	2010	Change

Interest expense, net	$203,129	$181,574	11.9%

The increase in interest expense is due primarily to interest payable at a rate of 8% under the terms of a $750,000 promissory note entered into in August 2010, and warrant charges and interest at a rate of 7% under the terms of a $1,000,000 promissory note entered into in August 2011. The increase in interest expense during the year ended December 31, 2011 was offset by an average decrease in borrowings under our factoring arrangements compared to the year ended December 31, 2010.

Provision (Benefit) for Income Taxes

	Years Ended December 31,		Percent
	2011	2010	Change

Provision (benefit) for income taxes	$928,875	$(885,410)	205.9%

The provision for income taxes for the year ended December 31, 2011 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies and an increase in the valuation allowance provided for our Federal deferred tax asset related to net operating loss carryforwards. The provision for income taxes for the year ended December 31, 2010 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies. A current provision for Federal income taxes was not recorded for the years ended December 31, 2011 and 2010 as we had net losses during such periods. As of December 31, 2011, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses. As of December 31, 2010, a valuation allowance was provided for a portion of our deferred income tax asset related to net operating loss carryforwards. As of December 31, 2011, total net operating losses available to carry forward to future periods amounted to approximately $11.5 million. The increase in the provision for income taxes recorded for the year ended December 31, 2011, compared to the year ended December 31, 2010 resulted from an increase in the valuation allowance provided for our deferred tax asset related to Federal net operating loss carryforwards recorded during the second quarter of 2011.

Loss from Continuing Operations

	Years Ended December 31,		Percent
	2011	2010	Change

Loss from continuing operations	$(6,311,501)	$(1,416,755)	345.5%

The increase in net loss from continuing operations during the year ended December 31, 2011 compared to the year ended December 31, 2010 is due primarily to decreased net revenue and gross profit, and an increase in the provision for income taxes recorded during the second quarter of 2011, offset by a net decrease in operating expenses and the settlement of our litigation with Charlotte Russe during the first quarter of 2011, as discussed above.

Noncontrolling Interest in Continued Operations

	Years Ended December 31,		Percent
	2011	2010	Change

Noncontrolling interest in continued operations	$(3,139,803)	$(1,086,343)	189.0%

Noncontrolling interest in continuing operations recorded for the years ended December 31, 2011 and 2010 represents net loss allocations to Tennman WR-T, Inc., a member of William Rast Sourcing and William Rast Licensing. Beginning January 1, 2009 through September 30, 2011, losses were allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits were allocated to the members based on their percentage interest to the extent that the member was previously allocated losses. The increase in noncontrolling interest recorded for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due primarily to increased loss allocations to Tennman during the year ended December 31, 2011, compared to the year ended December 31, 2010.

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business. As further described under Note 9 to our consolidated financial statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T (“TWR”) as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by TWR and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to TWR.

Discontinued Operations of Retail Subsidiary

	Year Ended December 31, 2011	Year Ended December 31, 2010	Percent Change

Loss from discontinued operations	$(1,554,672)	$(791,222)	96.5%
Noncontrolling interest in discontinued operations	439,883	395,612	11.2%
	$(1,114,789)	$(395,610)	181.8%

Net loss from discontinued operations of retail subsidiary for the year ended December 31, 2011 represents the results of operations of our William Rast Retail subsidiary. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary, which consisted of four retail stores, were discontinued. As of December 31, 2011, we closed two of our retail stores and the remaining two stores are expected to be closed in the second and third quarters of 2012. The increase in net loss during the year ended December 31, 2011 compared to the year ended December 31, 2010 is due to decreased net revenue and gross profit, and an increase in operating expenses incurred during the year ended December 31, 2011.

Discontinued Operations of J. Lindeberg Subsidiaries

	Year Ended December 31, 2011	Year Ended December 31, 2010	Percent Change

Net loss from discontinued operations	$(125,771)	$(377,955)	66.7%
Gain on sale of member interest in subsidiary	2,012,323	-
	1,886,552	(377,955)	*
Noncontrolling interest in discontinued operations	62,885	188,979	(66.7)%
	$1,949,437	$(188,976)	*

* Not meaningful

Net loss from discontinued operations of J. Lindeberg Subsidiaries for the year ended December 31, 2011 represents the results of operations of our J. Lindeberg subsidiaries from the beginning of the year through the date of the sale of our 50% member interest in J. Lindeberg, USA on April 26, 2011. Net loss from discontinued operations for the year ended December 31, 2010 represents the results of operations of our J. Lindeberg subsidiaries for the year ended December 31, 2010. The gain on the sale of member interest in subsidiary is further described in Note 16 to the consolidated financial statements included elsewhere in this report.

Net Loss Attributable to Common Stockholders

	Years Ended December 31,		Percent
	2011	2010	Change

Net loss attributable to common stockholders	$(2,337,050)	$(914,998)	155.4%

The increase in net loss attributable to common shareholders for the year ended December 31, 2011 compared to the year ended December 31, 2010 is due primarily decrease net revenue and gross margin and an increase in the provision for income taxes, offset by the settlement of our litigation with Charlotte Russe during the first quarter of 2011 and the gain on the sale of our 50% member interest in J. Lindeberg, USA during the second quarter of 2011, both discussed elsewhere in this report, and a decrease in operating expenses incurred during the year ended December 31, 2011.

Related Party Transactions

For a description of related party transactions, see Note 19 to our financial statements, “Related Party Transactions,” which are included under Item 8 of this report.

Liquidity and Capital Resources

As of December 31, 2011, our continuing operations had cash and cash equivalents of approximately $243,000, a working capital deficit of approximately $5.8 million, and approximately $704,000 of availability under our factoring facilities. As of December 31, 2011, advances from our factor, net of matured funds, totaled approximately $393,000. As of December 31, 2010, our continuing operations had cash and cash equivalents of approximately $1.2 million, working capital deficit of approximately $1.4 million, and approximately $303,000 of availability under our factoring facility. As of December 31, 2010, advances from our factor, net of matured funds, totaled approximately $1.6 million.

Subsequent to year end, we raised $14,500,000 in gross proceeds from TCP WR Acquisition, LLC, as described below. Net proceeds from this transaction after the payment of closing, legal and other costs and the repayment of outstanding obligations related to notes payable and our factoring agreement amounted to approximately $11.7 million.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the years ended December 31, 2011 and 2010 are summarized in the following table:

	Years Ended December 31,
	2011	2010

Operating activities	$(3,002,225)	(554,951)
Investing activities	719,638	574,622
Financing activities	1,000,000	750,000
Net (decrease) increase in cash	$(1,282,587)	$769,671

Operating Activities

Net cash used in operating activities from continuing operations was approximately $3.0 million and $555,000 for the years ended December 31, 2011 and 2010, respectively. Net cash used in operating activities from continuing operations for the year ended December 31, 2011 was primarily a result of our net loss of approximately $6.0 million and decreased accounts payable and accrued expenses, offset by an increase in deferred license revenue and decreased receivables and inventories. Net cash used in operating activities from continuing operations during the year ended December 31, 2010 was primarily a result of a net loss of approximately $2.6 million, offset by increased accounts payable and accrued expenses and decreased inventories.

Investing Activities

Net cash provided by investing activities from continuing operations was approximately $720,000 and $575,000 for the years ended December 31, 2011 and 2010, respectively. Net cash provided by investing activities from continuing operations for the year ended December 31, 2011 consisted primarily of proceeds received from the sale of a receivable resulting from the sale of our membership interest in J. Lindeberg, USA and a decrease in restricted cash, offset by capital expenditures. On June 24, 2011, we entered into an asset purchase agreement with Monto Holding (Pty) Limited (“Monto”). Pursuant to the agreement, we sold to Monto without recourse the $750,000 receivable owed to us under the terms of the unit purchase agreement we entered into for the sale of our membership interest in J. Lindeberg, USA, as described elsewhere in this report. On June 24, 2011, we also issued a fully vested, five year warrant to Monto to purchase 3,750,000 shares of our Common Stock at an exercise price of $0.20 per share. In exchange for the rights to the receivable and the warrant, Monto paid us a purchase price of $722,916. Net cash provided by investing activities from continuing operations for the year ended December 31, 2010 primarily consisted of $750,000 of cash proceeds received in August 2010 from an asset purchase agreement in which we sold a portion of any future net proceeds of our litigation with Charlotte Russe, offset by an increase in capital expenditures.

Financing Activities

Net cash provided by financing activities from continuing operations for the years ended December 31, 2011 and 2010 amounted to $1,000,000 and $750,000, respectively.

On August 18, 2011, our subsidiary, William Rast Licensing, entered into a note payable in the amount of $1,000,000 with Monto Holdings (Pty) Ltd. (“Monto”).  The note had a rate of interest of 7% and was payable on the maturity date of the note unless the note was earlier repaid.  The promissory note was to be repaid as follows: (i) 40.0% of the then outstanding principal amount on December 31, 2011, (ii) 20% of the then outstanding principal amount on February 29, 2012 and (iii) all of the remaining principal amount then outstanding on the maturity date, May 12, 2012.  The promissory note was secured by the assets of William Rast Licensing and was guaranteed by our other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc. The outstanding principal and interest balances of this promissory note were paid in full in February 2012 with the proceeds received from the securities purchase agreement described above.

On August 13, 2010, our subsidiary, William Rast Licensing, entered into a note payable to related parties in the amount of $750,000. The outstanding principal and interest balances of this promissory note were paid in full in February 2012 with the proceeds received from the securities purchase agreement described above.

Cash Received from the Sale of our 50% Membership Interest in J. Lindeberg USA

On April 26, 2011, we completed the sale of Bella Rose’s 50% membership interest in J. Lindeberg USA to J. Lindeberg USA Corp. pursuant to the terms of a Unit Purchase Agreement entered into by the parties on April 7, 2011. In consideration for Bella Rose’s 50% member interest in Lindeberg USA, J. Lindeberg USA Corp. agreed to pay us an aggregate of $1,650,000, of which $900,000 was paid upon the closing of the transaction and $750,000 was paid on the six month anniversary of the closing of the transaction.

Cash Received from our Settlement with Charlotte Russe

On February 3, 2011, we (along with the other parties to the litigation) settled our litigation with Charlotte Russe Holding, Inc. Pursuant to the settlement, we received $3.5 million, after the distribution of amounts owed under the terms of an asset purchase agreement entered into by us with two related parties pursuant to which we sold 50% of the net proceeds, after contingent legal fees and expenses, that may be received by us as a result of the litigation, and the payment of legal fees and expenses. We also received proceeds of $750,000 in the third quarter of 2010 relating to the litigation in connection with the asset purchase agreement, for total proceeds related to the litigation of $4.3 million. The settlement included the dismissal with prejudice of all claims pending between the parties as well as mutual releases, without any admission of liability or wrongdoing by any of the parties to the actions.

Cash Provided from Factoring Agreements

On October 7, 2010, William Rast Sourcing entered into a factoring agreement with Rosenthal & Rosenthal, Inc and beginning July 28, 2008 through April 26, 2011, our subsidiary, J. Lindeberg USA, entered into various factoring arrangements with FTC Commercial Corp ("FTC"). As a result of the sale of our 50% member interest in J. Lindeberg USA on April 26, 2011, our interest in the factoring facility with FTC was terminated. In February 2012, we also terminated all of our factoring and related agreements with Rosenthal & Rosenthal and all obligations owed to Rosenthal & Rosenthal were paid in full from proceeds received from our transaction with TWR.

While our factoring arrangements were in place, our factors purchased our eligible accounts receivable and assumed the credit risk with respect to those accounts for which the factors had given their prior approval. If the factor did not assume the credit risk for a receivable, the collection risk associated with the receivables remained with us.

As of December 31, 2011, total factored accounts receivable from continuing operations amounted to approximately $404,000, $352,000 of which are without recourse and included in due to factor and $52,000 are with recourse and included in net accounts receivable. As of December 31, 2010, total factored accounts receivable from continuing operations amounted to approximately $2.0 million, $1.8 million of which are without recourse and included in due from factor and $161,000 are with recourse and included in net accounts receivable. Outstanding advances, net of matured funds, amounted to approximately $393,000 and $1.6 million as of December 31, 2011 and 2010, respectively, and are included in the due (to) from factor balance.

Future Capital Requirements

We believe the cash received from our Securities Purchase Agreement will be sufficient enough to meet our capital requirements for the next twelve months, as they relate to our current operations and our growth strategies in the near term. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at December 31, 2011 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$5,901,642	$866,478	$2,048,046	$1,467,888	$1,519,230
Notes payable (1)	1,750,000	1,750,000	-	-	-
Total	$7,651,642	$2,616,478	$2,048,046	$1,467,888	$1,519,230

(1) The outstanding principal and interest balances of these promissory notes were paid in full in February 2012 with the proceeds received from the securities purchase agreement described above

At December 31, 2011, approximately $35,000 of the Company’s cash is held under lease lines as collateral to secure the Company’s lease agreements.

At December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Factored accounts receivable may subject us to off-balance sheet risk. We sold the majority of our trade accounts receivable to our factors and were contingently liable to the factors for merchandise disputes, other customer claims and invoices that were not credit approved by the factors. From time to time, our factors also issues letters of credit and vendor guarantees on our behalf. There were no outstanding letters of credit or vendor guarantees as of December 31, 2011 and 2010. There was no ledger debt (payables to suppliers that use the same factor as the Company) as of December 31, 2011 and 2010.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders:

Sequential Brands Group, Inc., formerly People’s Liberation, Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sequential Brands Group, Inc., formerly People’s Liberation, Inc., and Subsidiaries (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sequential Brands Group, Inc. and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Weinberg and Company

Los Angeles, California
March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders:

Sequential Brands Group, Inc., formerly People’s Liberation, Inc., and Subsidiaries

We have audited, before the effects of the adjustments to retrospectively apply the change for discontinued operations described in Notes 15 and 16, the accompanying consolidated balance sheet of Sequential Brands Group, Inc., formerly People’s Liberation, Inc., and Subsidiaries (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the year then ended (the 2010 financial statements before effects of the adjustment discussed in Note 15 and Note 16 are not presented herein).  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, before the effects of the adjustment to retrospectively apply the change for discontinued operations as described in Notes 15 and 16, present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change for discontinued operations as described in Notes 15 and 16, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Weinberg and Company.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 31, 2011

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$242,791	$1,184,743
Restricted cash	35,268	156,248
Due from factors	-	118,358
Accounts receivable, net of allowance for doubtful accounts	191,149	228,309
Inventories	148,035	1,020,621
Prepaid expenses and other current assets	50,000	22,091
Deferred income tax assets, current	-	384,000
Current assets held for disposition from discontinued operations of retail subsidiary	60,883	594,786
Current assets of discontinued operations of J. Lindeberg subsidiaries	-	1,824,959
Total current assets	728,126	5,534,115

Property and equipment, net of accumulated depreciation and amortization	300,049	514,692
Trademarks, net of accumulated amortization	391,575	629,799
Intangible asset	428,572	428,572
Other assets	79,252	67,641
Net deferred income tax asset, long-term	-	524,000
Long-term assets held for disposition from discontinued operations of retail subsidiary	260,825	665,689
Long-term assets of discontinued operations of J. Lindeberg subsidiaries	-	1,075,128
Total assets	$2,188,399	$9,439,636

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities:
Accounts payable and accrued expenses	$3,225,355	$4,476,988
Due to factors	155,571	-
Deferred license revenue, current portion	1,325,500	-
Note payable to related parties	750,000	-
Note payable	1,000,000	-
Income taxes payable	-	16,217
Current liabilities held for disposition from discontinued operations of retail subsidiary	403,805	200,041
Current liabilities of discontinued operations of J. Lindeberg subsidiaries	-	895,732
Total current liabilities	6,860,231	5,588,978

Long-Term Liabilities:
Deferred license revenue, long-term portion	455,200	-
Deferred lease obligations held for disposition from discontinued operations of retail subsidiary	288,765	382,814
Note payable to related parties	-	750,000
Long-term liabilities of discontinued operations of J. Lindeberg subsidiaries	-	525,673
Total long-term liabilities	743,965	1,658,487
Total liabilities	7,604,196	7,247,465

Stockholders’(deficiency) equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at December 31, 2011 and 2010	36,002	36,002
Additional paid-in capital	2,338,765	8,170,313
Accumulated deficit	(7,790,564)	(5,453,514)
Total stockholders’ (deficiency) equity	(5,415,797)	2,752,801

Noncontrolling interest	-	(2,467,241)
Noncontrolling interest in discontinued operations	-	1,906,611
Total (deficiency) equity	(5,415,797)	2,192,171
Total liabilities and stockholders’ (deficiency) equity	$2,188,399	$9,439,636

See Notes to Consolidated Financial Statements

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010

Net revenue	$6,876,929	$19,873,109
Cost of goods sold	6,008,934	11,586,621
Gross profit	867,995	8,286,488

Selling, design and production expenses	4,684,928	5,886,286
General and administrative expenses	4,876,102	5,270,793

Total operating expenses	9,561,030	11,157,079

Loss from operations	(8,693,035)	(2,870,591)

Interest expense, net	(203,129)	(181,574)
Other income	-	750,000
Litigation settlement, net	3,513,538	-
Total other income	3,310,409	568,426

Loss before income taxes	(5,382,626)	(2,302,165)

Provision (benefit) for income taxes	928,875	(885,410)

Loss from continuing operations	(6,311,501)	(1,416,755)

Discontinued Operations:
Loss from discontinued operations of retail subsidiary	(1,554,672)	(791,222)
Loss from discontinued operations of J. Lindeberg subsidiaries	(125,771)	(377,955)
Gain on sale of member interest in J. Lindeberg subsidiaries	2,012,323	-
Income (loss) from discontinued operations	331,880	(1,169,177)

Net loss	(5,979,621)	(2,585,932)

Noncontrolling interest in continued operations	3,139,803	1,086,343
Noncontrolling interest in discontinued operations of retail subsidiary	439,883	395,612
Noncontrolling interest in discontinued operations of J. Lindeberg subsidiaries	62,885	188,979
	3,642,571	1,670,934
Net loss attributable to common stockholders	$(2,337,050)	$(914,998)

Basic and diluted (loss) income per share:
Basic and diluted loss from continuing operations	$(0.09)	$(0.01)
Basic and diluted income (loss) from discontinued operations	$0.02	$(0.02)
Basic and diluted loss attributable to common shareholders	$(0.07)	$(0.03)
Basic and diluted weighted average common shares outstanding	36,002,563	36,002,563

See Notes to Consolidated Financial Statements

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’	Noncontrolling	Total Equity
	Shares	Amount	Capital	Deficiency	Equity (Deficiency)	Interest	(Deficiency)
Balance at January 1, 2010	36,002,563	$36,002	$8,103,018	$(4,538,516)	$3,600,504	$1,110,304	$4,710,808

Noncontrolling interest in subsidiaries' earnings	--	--	--	--	--	(1,670,934)	(1,670,934)

Stock based compensation	--	--	67,295	--	67,295	--	67,295
Net income attributable to common stockholders	--	--	--	(914,998)	(914,998)	--	(914,998)
Balance at December 31, 2010	36,002,563	36,002	8,170,313	(5,453,514)	2,752,801	(560,630)	2,192,171

Fair value of warrants issued in financing transactions	--	--	139,000	--	139,000	--	139,000
Noncontrolling interest in subsidiaries’ earnings	--	--	-	--	--	(3,642,571)	(3,642,571)
Recapitalization of member interest in subsidiary	--	--	(6,046,930)	--	(6,046,930)	6,046,930	--
Accumulated noncontrolling interest upon sale of discontinued operations	--	--	--	--	--	(1,843,729)	(1,843,729)
Stock based compensation	--	--	76,382	--	76,382	--	76,382
Net loss attributable to common stockholders	--	--	--	(2,337,050)	(2,337,050)	--	(2,337,050)
Balance at December 31, 2011	36,002,563	$36,002	$2,338,765	$(7,790,564)	$(5,415,797)	$--	$(5,415,797)

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,979,621)	$(2,585,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations of J. Lindeberg subsidiaries	125,771	377,955
Gain on sale of discontinued operations of J. Lindeberg subsidiaries	(2,012,323)	-
Loss from discontinued operations of retail subsidiary	1,554,672	791,222
Depreciation and amortization	281,201	291,493
Allowance for doubtful accounts	35,000	(115,000)
Reserve for inventory obsolescence and slow moving inventory	735,533	148,820
Stock based compensation	76,382	67,295
Income from sale of litigation interest	-	(750,000)
Fair value of warrant issued in sale of receivable	89,000	-
Fair value of warrant issued with note payable	50,000	-
Impairment of long-lived asset	207,581	-
Loss on disposal of fixed assets	88,344	19,734
Deferred income taxes	908,000	(908,000)
Changes in operating assets and liabilities:
Receivables	276,089	(4,004)
Inventories	136,733	387,520
Prepaid expenses and other current assets	(27,909)	194,620
Other assets	(11,611)	-
Accounts payable and accrued expenses	(1,226,732)	1,752,975
Deferred license revenue	1,780,700	-
Deferred lease obligations	2,182	(232,066)
Income taxes payable	(16,217)	8,417
Net cash flows used in operating activities from continuing operations	(2,927,225)	(554,951)
Net cash flows (used in) provided by operating activities from discontinued operations of J. Lindeberg subsidiaries	(119,282)	555,306
Net cash flows used in operating activities from discontinued operations of retail subsidiary	(504,520)	(594,680)
Net cash flows used in operating activities	(3,551,027)	(594,325)

Cash flows from investing activities:
Proceeds from sale of receivable	722,916	-
Proceeds from sale of litigation interest	-	750,000
Decrease in restricted cash	120,980	10,752
Acquisition of trademarks	(20,014)	(77,632)
Acquisition of property and equipment	(104,244)	(108,498)
Net cash flows provided by investing activities from continuing operations	719,638	574,622
Cash proceeds received in sale of discontinued operations	900,000	-
Net cash flows used in investing activities from discontinued operations of J. Lindeberg subsidiaries	(9,213)	(450,425)
Net cash flows used in investing activities from discontinued operations of retail subsidiary	(1,350)	(302,773)
Net cash flows provided by (used in) investing activities	1,609,075	(178,576)

Consolidated Statements of Cash Flows are continued on the following page.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2011	2010
Cash flows from financing activities:
Advances from related party	230,000	-
Repayment of advances from related party	(230,000)	-
Proceeds from note payable	1,000,000	-
Proceeds from note payable to related parties	-	750,000
Net cash flows provided by financing activities from continuing operations	1,000,000	750,000

Net decrease in cash and cash equivalents	(941,952)	(22,901)
Cash and cash equivalents, beginning of year	1,184,743	1,207,644
Cash and cash equivalents, end of year	$242,791	$1,184,743

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$120,371	$168,767
Income taxes paid	71,472	19,123
Non-cash investing and financing activities:
Recapitalization of member interest in subsidiary	(6,046,930)
Accumulated noncontrolling interest upon sale of discontinued operations	(1,843,729)	-
Receivable received in sale of member interest in subsidiary	750,000	-

See Notes to Consolidated Financial Statements

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Overview

Since the Company’s formation in 2005, the Company has been a designer, marketer and wholesale provider of branded apparel and apparel accessories. Commencing in July 2008, the Company implemented a retail strategy and opened retail stores to sell its branded products. In the second half of 2011, the Company decided to change its business model to focus on licensing and brand management. In connection with the change in the Company’s business model, the Company is presently winding down the wholesale distribution of its branded apparel and apparel accessories, liquidating its existing inventory and closing its remaining retail stores. The Company expects to complete its transition from a wholesale and retail company to a licensing and brand management company during the second or third quarter of 2012. To reflect the Company’s business transition, in March 2012, the Company’s corporate name was changed from People’s Liberation, Inc. to Sequential Brands Group, Inc. The Company’s wholesale and retail operations are referred to as “Historical Operations” in these notes to the Company’s Consolidated Financial Statements.

Licensing and Brand Management Business

As a licensing and brand management company, the Company plans to promote, market, and license a portfolio of consumer brands. Presently, the Company’s brands include William Rast® and People’s Liberation® and the Company intends to grow its portfolio of brands by acquiring rights to additional brands. The Company has licensed and intends to license its brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In the Company’s licensing arrangements, the Company’s licensing partners will be responsible for designing, manufacturing and distributing the Company’s licensed products, subject to the Company’s continued oversight and marketing support.  Currently, the Company has one direct-to-retail and three traditional wholesale licenses. In its direct-to-retail license, the Company granted JC Penney, a national retailer, the exclusive right to distribute William Rast branded apparel in a broad range of product categories through its stores in the United States and through its consumer-direct mail and consumer-direct ecommerce distribution channels which are targeted to consumers in the United States. In the Company’s traditional wholesale licenses, the Company grants rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution.

Historical Operations

Wholesale Operations

Since the Company’s inception in 2005, in the United States, the Company has distributed its William Rast branded merchandise and, through April 26, 2011, its J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com. In 2012, as the Company transitions its business model and liquidates its existing inventory, the Company will continue to sell William Rast and People’s Liberation branded apparel on a limited basis through its domestic wholesale operations.

As part of the Company’s Historical Operations, the Company also sold its William Rast branded apparel products internationally in select countries directly and through agents and distributors to better department stores and boutiques. The Company’s distributors purchased products at wholesale prices for resale in their respective territories and marketed, sold, warehoused and shipped William Rast branded apparel products at their expense. The Company’s agents were paid a commission on net sales of the Company’s William Rast products. In 2012, the Company expects to have an immaterial amount of sales of its William Rast and People’s Liberation branded apparel from its international wholesale operations.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retail Operations

The Company’s Historical Operations also include the sale of William Rast branded apparel and accessories through its William Rast branded retail stores and also through its William Rast branded outlet store. As part of the Company’s transition from a wholesale and retail provider of apparel and apparel accessories to a brand management and licensing business, the Company closed its William Rast retail stores located in Miami and San Jose in November 2011. The Company’s two remaining William Rast retail stores are expected to be closed in 2012. The Company expects to have limited sales from these locations in 2012.

Through April 26, 2011, the Company’s J. Lindeberg branded apparel and accessories were sold through its three full-price J. Lindeberg branded retail stores. The Company sold its interest in its J. Lindeberg business to the Company’s joint venture partner in April 2011, including its three retail stores.

Corporate Structure

Sequential Brands Group, Inc., formerly People’s Liberation Inc., is the parent holding company of Versatile Entertainment, Inc. (“Versatile”) and Bella Rose, LLC (“Bella Rose”), both of which were consolidated under and became wholly-owned subsidiaries of People’s Liberation on November 22, 2005.

Versatile conducts the Company’s People’s Liberation brand business and the Company’s William Rast brand business is conducted through Bella Rose, LLC.

Structure of William Rast Business

William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose, and through September 30, 2011 were each owned 50% by Bella Rose and 50% by Tennman WR-T, Inc., an entity owned in part by Justin Timberlake.

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business. As further described under Note 9 to the Company’s Consolidated Financial Statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T (“TWR”) as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by TWR, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to TWR.

William Rast Retail, LLC, a California limited liability company, was formed on August 26, 2009 and is a wholly-owned subsidiary of William Rast Sourcing. William Rast Retail was formed to operate the Company’s William Rast retail stores. The operations of William Rast Retail are shown as discontinued operations in the accompanying consolidated financial statements.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Structure of J. Lindeberg Business

Prior to its sale on April 26, 2011, the Company’s J. Lindeberg brand business was conducted through Bella Rose. From July 1, 2008 through April 26, 2011, J. Lindeberg USA, LLC was consolidated under Bella Rose and was owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp. an entity owned by J. Lindeberg AB, a Swedish corporation. J. Lindeberg USA Retail, LLC, a California limited liability company, was formed on August 21, 2009 and is a wholly-owned subsidiary of J. Lindeberg USA. J. Lindeberg Retail was formed to operate the Company’s J. Lindeberg retail stores. The operations of J. Lindeberg are shown as discontinued operations in the accompanying consolidated financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accounts of Versatile, Bella Rose, William Rast Sourcing, William Rast Licensing, William Rast Retail, William Rast Europe, and through April 26, 2011 J. Lindeberg USA and J. Lindeberg Retail have been consolidated for financial statement presentation. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Discontinued Operations

The Company accounted for the sale of its 50% member interest in J. Lindeberg, USA and the decision to close down its retail operations as discontinued operations in accordance with the guidance provided in FASB ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets, which requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The significant assets and liabilities that require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements included inventories, accounts receivable and due to factor, intangible assets, deferred taxes, accrued expenses, income taxes, stock based compensation, deferred license revenue and noncontrolling interest. Management is also required to make significant estimates and assumptions related to its disclosure of litigation and the recording of related contingent assets or liabilities, if any.

Revenue Recognition

License Revenue - The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and design fees and additional revenues based on a percentage of defined sales. Minimum royalty and design revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Payments received as consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheet under the caption of “Deferred License Revenue.” Revenue is not recognized unless collectability is reasonably assured.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Wholesale Revenue – The Company recognizes wholesale revenue when merchandise is shipped to a customer, at which point title transfers to the customer, and when collection is reasonably assured. Customers are not given extended terms or dating or return rights without proper prior authorization. Revenue is recorded net of estimated returns, charge backs and markdowns based upon management’s estimates and historical experience.

Website Revenue - The Company recognizes website revenue when merchandise is shipped to a customer and when collection is reasonably assured.

Retail Revenue - The Company recognizes retail revenue on the date of purchase from the Company’s retail stores.

Advertising Revenue - The Company records advertising revenue received under its sponsorship agreements in the period in which the event to which the advertising rights were granted occurred.

Design Revenue - The Company records design revenue received under its design and license agreements in the period in which the design services are provided to the licensee.

Comprehensive Income

The Company discloses comprehensive income in accordance with generally accepted principles which establish standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. There were no material other comprehensive income items for the years ended December 31, 2011 and 2010.

Segment Reporting

In accordance with generally accepted accounting principles, the Company is required to report certain information about operating segments, products, services and geographical areas in which it operates. Prior to the Company’s transition to a brand management and licensing business in November 2011, the Company designed, marketed and sold high-end casual apparel under the brand names William Rast and People’s Liberation and, in the United States through April 26, 2011, J. Lindeberg. The Wholesale segment sold merchandise directly to better specialty stores, boutiques, select department stores, green grass golf stores, off-price retailers, international customers, distributors and agents, and through the Company’s e-commerce sites. The Retail segment sold the Company’s merchandise and merchandise purchased from its licensees in its retail store locations. The International segment sold William Rast apparel and accessories through the Company’s subsidiary, William Rast Europe, directly to European customers, distributors and agents, who in turn sold merchandise to retailers in specific territories. The Company ceased operations in its William Rast Europe subsidiary in 2010, and as a result, all sales to European and other international customers and distributors were sold through the Company’s wholesale division.

Shared operating costs, including design, distribution and customer service departments, were allocated between the operating segments. Management evaluated the performance of each operating segment based on net revenue and operating income. The types of products developed and sold by each segment were not sufficiently different to account for these products separately or to justify segmented reporting by product type or brand name.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Advertising costs are charged to expense as of the first date the advertisements take place. Advertising expenses included in selling, design and production expenses approximated $942,000 and $797,000 for the years ended December 31, 2011 and 2010, respectively.

Inventories

Inventories, consisting of piece goods and trim, work-in-process and finished goods, are stated at the lower of cost (first-in, first-out method) or market value. Inventories are evaluated for obsolescence and slow-moving items based on management’s analysis of sales levels, sales projections and inventory levels.

Stock-Based Compensation

The Company recognizes compensation costs relating to share-based payment transactions in accordance with generally accepted accounting principles. See Note 17 for disclosures regarding stock-based compensation.

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

Included in long-term assets held for disposition at December 31, 2011 are furniture and fixtures, computer software and leasehold improvements with an aggregate net book value of $259,725 related to the discontinued operations of the Company’s retail subsidiary.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets, including trademarks and operational control rights related to William Rast Sourcing and William Rast Licensing, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the year ended December 31, 2011, the Company recorded an impairment loss of $207,581 related to trade names the Company is no longer using. The impairment loss was charged to general and administrative expense. There was no impairment loss related to intangible assets recorded for the year ended December 31, 2010.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Bella Rose, William Rast Sourcing, William Rast Licensing, William Rast Europe, William Rast Retail, J. Lindeberg USA and J. Lindeberg USA Retail are limited liability companies and are subject to California minimum tax of $800 and a fee based on total annual revenue. The earnings of a limited liability company are reported individually by its members.

On November 22, 2005, People’s Liberation, Inc. (formerly Century Pacific Financial Corporation) acquired all of the outstanding voting securities of Bella Rose and Versatile, each of which became a wholly-owned subsidiary of the Company. As a result, Versatile and Bella Rose (including its subsidiaries, William Rast Sourcing, William Rast Licensing and J. Lindeberg USA through April 26, 2011) are consolidated and income taxes are reported by the parent, Sequential Brands Group, Inc. (formerly People’s Liberation, Inc.). Taxes are calculated on a consolidated basis at C-Corporation income tax rates.

Deferred income taxes are recognized using the asset and liability method by applying income tax rates to cumulative temporary differences based on when and how they are expected to affect the tax return. Deferred tax assets and liabilities, if any, are adjusted for income tax rate changes.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2011 and 2010, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits.

Generally accepted accounting principles require the Company to account for uncertainty in income taxes recognized in its financial statements, which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company uses a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The Company files U.S. Federal tax returns, California, New York, Georgia, Florida, New Jersey and Texas franchise tax returns.  For the U.S. Federal return, all periods subsequent to December 31, 2007 are subject to tax examination by the U.S. Internal Revenue Service (“IRS”).  In February 2011, the Company was notified by the IRS that one of its subsidiaries, William Rast Sourcing, was selected for examination for the 2008 tax year. On February 24, 2012, the Company received notice from the IRS stating that their audit was concluded and there were no adjustments proposed. Therefore, no reserves for uncertain income tax positions have been recorded for the years ended December 31, 2011 and 2010. In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

Income taxes are further described in Note 18.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents, trade accounts receivable, and amounts due to/from factors. Concentration of credit risk with respect to trade accounts receivable is significantly mitigated by the use of factors, which effectively transfers a substantial amount of credit risk to the factors. The Company and its factors perform on-going credit evaluations of its customers and the Company maintains an allowance for doubtful accounts and chargebacks. The Company may extend unsecured credit to its customers in the normal course of business.

For the years ended December 31, 2011 and 2010, the Company’s products were primarily sold to department stores, major and specialty retail stores and international distributors. These customers can be significantly affected by changes in economic, competitive or other factors. The Company, at times, made substantial sales to a relatively few, large customers. In order to minimize the risk of loss, the Company assigned the majority of domestic accounts receivable to its factors without recourse. For non-factored and recourse receivables, account-monitoring procedures are utilized to minimize the risk of loss. Collateral is generally not required.

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

Shipping and Handling Costs

The Company records shipping and handling costs billed to customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight are recorded as a component of cost of sales. Total shipping and handling costs included as a component of revenue for the years ended December 31, 2011 and 2010 amounted to approximately $53,000 and $120,000, respectively. Total shipping and handling costs included as a component of cost of sales amounted to approximately $635,000 and $1,387,000 for the years ended December 31, 2011 and 2010, respectively.

Classification of Expenses

Cost of Goods Sold - Cost of goods sold includes expenses primarily related to inventory purchases and contract labor, freight, duty and overhead expenses. Overhead expenses primarily consist of warehouse and shipping salaries and expenses.

Selling, Design and Production Expense – Selling, design and production expense primarily includes tradeshows, fashion shows, salaries, commissions, royalties, advertising, marketing and promotion, design fees, samples, travel and showroom expenses.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

William Rast Sourcing, and its wholly-owned subsidiaries William Rast Retail and William Rast Europe B.V., and William Rast Licensing have accumulated losses totaling approximately $15.7 million from inception (October 1, 2006) through September 30, 2011. Beginning January 1, 2009 through September 30, 2011, approximately $6.0 million of these losses has been allocated to Tennman WR-T, Inc., the noncontrolling interest member of William Rast Sourcing and William Rast Licensing.

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business. As a result of the recapitalization, both William Rast Sourcing and William Rast Licensing are owned 82% by Bella Rose and 18% by Tennman WR-T, Inc. Beginning October 1, 2011, all operating losses will be allocated to Bella Rose in accordance with the amended and restated operating agreements of William Rast Sourcing and William Rast Licensing. See further discussion in Note 9 to the consolidated financial statements.

Beginning July 1, 2008 through April 26, 2011, the operations of J. Lindeberg USA are included in the consolidated financial statements of the Company. Profit and loss allocations to Lindeberg Sweden were recorded as increases and decreases in noncontrolling interest in the consolidated financial statements of the Company. On April 26, 2011, the Company and its wholly owned subsidiary, Bella Rose, LLC, completed the sale of Bella Rose’s 50% membership interest in J. Lindeberg USA, LLC to J. Lindeberg USA Corp., as further described in Note 16 to the consolidated financial statements.

Recently Issued Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance in regards to the presentation of netting assets and liabilities as a single amount in the statement of financial position to address the difference between GAAP and international financial reporting standards (“IFRS”). This authoritative guidance is to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

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

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts payable, accrued expenses and deferred license revenue: Due to the short-term nature of these liabilities, the fair value approximates the carrying value.

Note Payable and Note Payable to related parties: Estimated to approximate fair value based upon current market borrowing rates for loans with similar terms and maturities.

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

The Company determined that as of December 31, 2011 and 2010, there were no significant financial instruments that required fair value measurement.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - EARNINGS PER SHARE

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted income (loss) per share calculation gives effect to all potentially dilutive common shares outstanding during the year using the treasury stock method for warrants and options.

Warrants representing 16,690,000 shares of common stock at exercise prices ranging from $0.08 to $0.50 per share and stock options representing 6,772,000 shares of common stock at exercise prices ranging from $0.15 to $1.25 per share were outstanding as of December 31, 2011, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the year ended December 31, 2011 because the effect of including these shares would have been antidilutive.

Warrants representing 440,000 shares of common stock at exercise prices ranging from $0.40 to $0.50 per share and stock options representing 2,585,000 shares of common stock at exercise prices ranging from $0.20 to $1.25 per share were outstanding as of December 31, 2010, but were excluded from the average number of common shares outstanding in the calculation of earnings per share for the year ended December 31, 2010 because the effect of including these shares would be anti-dilutive.

NOTE 4 - DUE (TO) FROM FACTORS

During the years ended December 31, 2011 and 2010, the Company used factors for working capital and credit administration purposes. Under its factoring agreements, the factors purchase a substantial portion of the Company’s trade accounts receivable and assume credit risk with respect to certain accounts.

On October 7, 2010, William Rast Sourcing entered into a factoring agreement with Rosenthal & Rosenthal, Inc. The Company’s William Rast factor agreement provided that the Company could borrow an amount up to 75% of the value of its approved factored customer invoices. The Company could also borrow up to 50% of its eligible inventory (as defined in the agreement) up to a maximum of $875,000. The factor commission was 0.75% of the customer invoice amount and interest was charged on accounts receivable and inventory advances at prime plus 1.5% and prime plus 2.5%, respectively. The factor facility was secured by substantially all of the assets of William Rast Sourcing, a security interest granted by William Rast Licensing in certain royalties payable to William Rast Licensing, was guaranteed by certain of the Company’s other consolidated entities, and was personally guaranteed by Colin Dyne, the Chief Executive Officer of the Company and Manager of William Rast Sourcing, up to a maximum of $1 million. In February 2012, the Company terminated all of its factoring and related agreements with Rosenthal & Rosenthal and all obligations were paid in full with the proceeds received from the securities purchase agreement as further described in Note 28.

Beginning July 28, 2008 through April 26, 2011, the Company’s subsidiary, J. Lindeberg USA, entered into various factoring arrangements with FTC Commercial Corp ("FTC"). The most recent agreement provided that FTC could make factoring advances to J. Lindeberg of up to 75% of the purchase price of all accounts purchased by FTC and interest was charged with respect to advances from the greater of 5.5% per annum or prime plus 1% to the greater of 7.0% per annum or prime plus 1%. Under the terms of the most recent factoring agreement, we could also borrow up to 50% of our eligible inventory (as defined in the agreement). Maximum borrowings, including borrowings related to factored accounts receivable and inventory, related to the facility were not to exceed $1.5 million. The factor commission was 0.8% of the customer invoice amount for terms up to 60 days, plus one quarter of one percent (.25%) for each additional thirty-day term. The factor facility was secured by substantially all of the assets of J. Lindeberg and, through April 26, 2011, was guaranteed by the Company’s related entities, People’s Liberation, Inc., Bella Rose, LLC, and Versatile Entertainment, Inc. As a result of the sale of the Company’s 50% member interest in J. Lindeberg USA on April 26, 2011, the guarantees of its related entities were released by FTC and its interest in the factoring facility with FTC was terminated.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no ledger debt (payables to suppliers that use the same factor as the Company) as of December 31, 2011 and 2010. From time to time, the factors issue letters of credit and vendor guarantees on the Company’s behalf. There were no outstanding letters of credit or vendor guarantees as of December 31, 2011 and 2010.

Due (to) from factor from continuing operations is summarized as follows:

	December 31,	December 31,
	2011	2010
Outstanding receivables	$351,860	$1,798,175
Advances	(392,904)	(1,634,017)
Open credits	(114,527)	(45,800)
	$(155,571)	$118,358

Receivables sold in excess of maximums established by the factors are subject to recourse in the event of nonpayment by the customer. The Company is contingently liable to the factors for merchandise disputes and customer claims on receivables sold to the factors. Included in accounts receivable, as of December 31, 2011 and 2010, is approximately $52,000 and $161,000, respectively, of net factored accounts receivable with recourse.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable from continuing operations is summarized as follows:

	December 31,
	2011	2010

Trade accounts receivable	$276,149	$278,309
Less allowance for doubtful accounts and subsequent credits	(85,000)	(50,000)
	$191,149	$228,309

NOTE 6 - INVENTORIES

Inventories from continuing operations are summarized as follows:

	December 31, 2011	December 31, 2010
Piece goods and trim	$151,636	$69,407
Work in process	-	11,094
Finished goods	1,066,932	1,275,120
	1,218,568	1,355,621
Less reserve for obsolescence and slow moving inventory	(1,070,533)	(335,000)
	$148,035	$1,020,621

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in current assets held for disposition at December 31, 2011 is inventory, net of a reserve for obsolete and slow moving inventory, of $60,883 related to the discontinued operations of the Company’s retail subsidiary.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment from continuing operations is summarized as follows:

	December 31,
	2011	2010

Furniture and fixtures	$257,304	$565,502
Office equipment	72,715	317,928
Machinery and equipment	13,901	13,901
Auto	86,518	-
Leasehold improvements	47,623	69,129
Computer software	225,348	299,772
	703,409	1,266,232
Less accumulated depreciation and amortization	(403,360)	(751,540)
	$300,049	$514,692

Depreciation and amortization expense from continuing operations amounted to $230,544 and $244,711 for the years ended December 31, 2011 and 2010, respectively.

Included in long-term assets held for disposition at December 31, 2011 are furniture and fixtures, computer software and leasehold improvements with an aggregate net book value of $259,725 related to the discontinued operations of the Company’s retail subsidiary.

NOTE 8 – TRADEMARKS

Trademarks from continuing operations are summarized as follows:

	December 31,
	2011	2010

Trademarks, at cost	$499,298	$759,695
Less accumulated amortization	(107,723)	(129,896)
	$391,575	$629,799

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future annual estimated amortization expense is summarized as follows:

Years Ending December 31,
2012	$26,105
2013	26,105
2014	26,105
2015	26,105
2016	26,105
Thereafter	261,050
$391,575

Trademark amortization expense amounted to $50,657 and $46,782 for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, the Company recorded an impairment loss of $207,581 related to trade names the Company is no longer using. The impairment loss was charged to general and administrative expense. There were no impairment losses related to intangible assets recorded for the year ended December 31, 2010.

NOTE 9 – WILLIAM RAST OWNERSHIP RECAPITALIZATION AND INTANGIBLE ASSET

William Rast Ownership Recapitalization

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business. As further described below, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing, LLC (“WRS”) and William Rast Licensing, LLC (“WRL”) in exchange for certain royalties to be paid to Tennman WR-T (“TWR”) as well as other consideration. The recapitalization was implemented through the entry into the following agreements on October 3, 2011:

•	Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC by and among Bella Rose and TWR (the “Sourcing Operating Agreement”);

•	Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC by and among Bella Rose and TWR (the “Licensing Operating Agreement” and together with the Sourcing Operating Agreement, the “New Operating Agreements”);

•	Royalty Agreement by and among WRS, WRL and TWR (the “Royalty Agreement”);

•	Preemptive Rights and Board Nominee Agreement by and between the Company and TWR (the “Rights Agreement”);

•	Services Agreement by and between WRL and Tennman Brands, LLC f/s/o Justin Timberlake (“TBL”)(the “Services Agreement”); and

•	Voting Agreement by and among Colin Dyne, Justin Timberlake and Al Gossett (the “Voting Agreement”).

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the ownership recapitalization, TWR, WRS and WRL entered into the Royalty Agreement. Pursuant to the Royalty Agreement, WRS is obligated to pay TWR a royalty in the amount of 5.0% of its wholesale net sales, plus 2.5% of its retail net sales and 25.0% of its sublicensee gross consideration during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that WRS pays the Liquidating Payment or (ii) the date that TWR or any of its affiliates no longer owns Class B membership interests in WRS. During each year of the agreement, WRS is obligated to pay TWR a guaranteed minimum royalty of $200,000 for the calendar year ended December 31, 2011 and $400,000 for each calendar year thereafter. The Royalty Agreement also provides that WRL shall pay to TWR an amount equal to 50.0% of all gross receipts of WRL in respect of royalties or other compensation earned with respect to the license by WRL of rights to the William Rast mark, subject to certain offsets, during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that WRL pays the Liquidating Payment or (ii) the date that TWR or any of its affiliates no longer owns Class B membership interests in WRL.

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

During the year ended December 31, 2011, the Company recorded $200,000 in royalty expense related to minimum royalties due under the Royalty Agreement related to the accounting period July 1, 2011 through December 31, 2011.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has accounted for this transaction in accordance with the provisions of ASC 810 which states that a change in a parent’s ownership interest in a subsidiary while the parent retains its controlling financial interest is to be accounted for as an equity transaction. Therefore, no gain or loss will be recognized in the Company’s consolidated statement of operations as a result of this transaction. On the effective date of this transaction, the Company’s books and records reflected a debit balance in noncontrolling interest related to its William Rast subsidiaries of approximately $6 million, representing the 50% interest owned by TWR. On the effective date of this transaction, the Company adjusted the $6 million debit balance in noncontrolling interest with a corresponding reduction to additional paid-in capital, as the noncontrolling interest related to its William Rast subsidiaries has been eliminated for financial statement purposes as a result of this transaction. TRW will retain an 18% equity interest in the William Rast subsidiaries as a result of this transaction, will not participate in the management of the operations of these entities, and will not participate in the allocation of profits and losses or rights to any future income or losses, with the exception of the Liquidating Payment discussed above.

Intangible Asset

Intangible asset consists of operational control rights related to the William Rast Sourcing and William Rast Licensing entities.

In consideration for Tennman entering into certain Operating Agreements on October 1, 2006 with terms which gave Bella Rose operational control over the WRS and WRS, the Company issued to Tennman 571,429 shares of its common stock, par value $0.001 per share. The common stock issued contains restrictions related to the sale or transfer of the shares, including right of first refusal and annual volume limitations. The market price of the Company’s common stock on the date of issuance of the shares was $0.75. The $428,572 value of the common stock issued to Tennman has been recorded as an intangible asset on Bella Rose’s financial statements. The intangible asset is expected to have an indefinite life and is reviewed for impairment on a quarterly basis.

NOTE 10 – CHARLOTTE RUSSE DISTRIBUTION AGREEMENT AND LITIGATION

Distribution Agreement

On December 16, 2008, the Company entered into an agreement (the “Agreement”) with Charlotte Russe, pursuant to which the Company’s wholly-owned subsidiary, Versatile, agreed to exclusively sell to Charlotte Russe, in North America and Central America, People’s Liberation branded apparel, apparel accessories, eyewear, jewelry, watches, cosmetics and fragrances, and to provide Charlotte Russe with marketing and branding support for People’s Liberation branded apparel and apparel accessories.

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

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company also received proceeds of $750,000 in the third quarter of 2010 relating to the Charlotte Russe litigation, for total proceeds relating to the litigation of $4.3 million. As further described in Note 13, the $750,000 was received in connection with an asset purchase agreement entered into by the Company with two related parties pursuant to which the Company sold 50% of the net proceeds, after contingent legal fees and expenses, that may be received by the Company as a result of the litigation.

During the year ended December 31, 2010, the Company wrote off approximately $588,000 of accounts receivable due from Charlotte Russe and recorded an inventory reserve of approximately $76,000 for inventory on hand related to purchase orders received from Charlotte Russe.

NOTE 11 –LICENSE AGREEMENTS

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and design fees and additional revenues based on a percentage of defined sales. Minimum royalty and design fee revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Payments received as consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheet under the caption of “Deferred License Revenue.” Revenue is not recognized unless collectability is reasonably assured. For the year ended December 31, 2011, the Company recorded total license revenue related to its license agreements of approximately $548,000. For the year ended December 31, 2010, the Company recorded total license revenue related to its license agreements of approximately $5.0 million, the majority of which related to its nonrecurring license agreement with the Target Corporation described below. Deferred revenue as of December 31, 2011 amounted to $1.8 million, the majority of which related to an advanced payment received by the Company under the terms of its license agreement with JC Penney as described below.

Future annual minimum royalty and design fee revenue is summarized as follows:

Years Ending December 31,
2012	$2,606,875
2013	5,115,625
2014	5,515,000
2015	5,042,914
2016	1,600,418
Thereafter	1,731,668
$21,612,500

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exclusive License Agreement – JC Penney

In November 2011, the Company entered into an exclusive license agreement with JC Penney pursuant to which the Company granted JC Penney a license to use its William Rast trademark in connection with the manufacture, sale and marketing of men’s apparel and accessories, women’s apparel, handbags, footwear, sunglasses, watches and luggage. The product categories are subject to certain exceptions as outlined in the license agreement. The Company will provide design, marketing and branding support for William Rast branded apparel and apparel accessories to JC Penney under the terms of the contract.

The license granted to JC Penney is exclusive (subject to certain exceptions) with respect to JC Penney’s right to sell and market William Rast branded products through its stores in the United States and through its consumer-direct mail and consumer-direct ecommerce distribution channels which are targeted to consumers in the United States. During the term of the agreement, the Company agrees to refrain from selling or authorizing any other party to sell, with certain exception as outlined in the agreement, any line of William Rast branded apparel products in the United States through any distribution channel; provided, however, that the Company continues to have the right to sell William Rast branded products without restriction until May 15, 2012.

The agreement with JC Penney will continue through January 30, 2016 and JC Penney may elect to extend the term of the agreement for one additional renewal term of five years.

During each royalty period during the term, JC Penney has agreed to pay the Company royalties based upon a percentage of JC Penney’s net sales of William Rast branded products and has also agreed to pay the Company minimum annual royalties and design fees.

Product License Agreements

The Company has entered into four agreements for the license of its William Rast products as follows:

VIVA Optique: Effective December 3, 2009, the Company entered into a license agreement with Viva Optique, Inc. for the worldwide license of William Rast branded eyewear for men and women. The initial term of the license agreement ends on December 31, 2013 and includes an option to renew for an additional three-year term through December 2016. The license agreement provides for the payment of royalties based on net sales at a negotiated rate and minimum royalty amounts for each contract year.

RGA Leatherworks: Effective April 14, 2011, the Company entered into a multi-year licensing agreement with RGA Leatherworks to design, produce and distribute in the United States and Canada William Rast branded leather goods. Product categories include men’s wallets, small leather goods, messenger bags, totes, belts, travel kits and electronic cases. The license agreement expires on December 31, 2016. The license agreement provides for the payment of royalties based on net sales at a negotiated rate and minimum royalty amounts for each contract year.

How Fashions International: Effective September 9, 2011, the Company entered into a multi-year licensing agreement with How Fashions International Inc. to design, produce and distribute in Canada William Rast branded apparel. Product categories include men’s and women’s denim, knit tops, woven shirts and outerwear. The William Rast branded apparel collection is available in upscale department stores and specialty retailers in Canada. The initial term of the license agreement ends on September 30, 2026 and includes an option to renew for an additional five-year term through September 2031. The license agreement provides for the payment of royalties based on net sales at a negotiated rate and minimum royalty amounts for each contract year.

Target Corporation: In May 2010, the Company entered into a design and licensing agreement with Target Corporation and in December 2010, the Company launched an exclusive collection of William Rast products for a limited time in Target stores throughout the United States. The exclusive collection included William Rast branded men’s and women’s denim and knits designed specifically for Target. During the year ended December 31, 2010, the Company received design and product revenues over the term of the agreement. In addition to product revenue, Target released commercials and other advertising media during the launch of the exclusive collection.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – ENDORSEMENT AGREEMENT

In March 2011, the Company entered into an exclusive endorsement agreement with Danica Patrick. The endorsement agreement provides that Danica Patrick will endorse the Company’s William Rast branded eyewear and William Rast Racing branded eyewear over a term expiring on May 1, 2014.

Future annual endorsement payments under the Danica Patrick agreement are summarized as follows:

Years Ending December 31,
2012	$250,000
2013	300,000
2014	350,000
$900,000

NOTE 13 - NOTE PAYABLE TO RELATED PARTIES AND ASSET PURCHASE AGREEMENT

On August 13, 2010, the Company’s subsidiary, William Rast Licensing, entered into a promissory note in the amount of $750,000 with Mobility Special Situations I, LLC (“Mobility”), an entity owned in part by Mark Dyne, the brother of the Company’s Chief Executive Officer, Colin Dyne, and New Media Retail Concepts, LLC, an entity owned by Gerard Guez, a significant beneficial owner of the Company’s common stock. The promissory note had an interest rate of 8%, payable monthly in arrears, and was due February 13, 2012. The promissory note was secured by the assets of William Rast Licensing and was guaranteed by the Company’s other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc. The outstanding principal and interest balances of this promissory note were paid in full in February 2012 with the proceeds received from the securities purchase agreement as further described in Note 28.

In connection with the promissory note discussed above, the Company also entered into an asset purchase agreement with New Media Retail Concepts, LLC and ECA Holdings II, LLC on August 13, 2010. In exchange for $750,000 cash, the Company sold 50% of the net proceeds, after legal fees and expenses, that may be received by the Company as a result of its on-going litigation with Charlotte Russe, as further described in Note 10. The Company was not required to repay the $750,000 cash proceeds received from the asset purchase agreement regardless of a favorable or unfavorable outcome of the Charlotte Russe litigation. The $750,000 cash proceeds received from the asset purchase agreement were recorded as other income in the Company’s consolidated statement of operations for the year ended December 31, 2010. New Media Retail Concepts, LLC and ECA Holdings II, LLC received from Charlotte Russe, in respect to the interest they acquired in the litigation, a combined amount of $2.9 million of the settlement amount paid by Charlotte Russe pursuant to the settlement agreement entered into by all parties to the litigation on February 3, 2011.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into the above mentioned promissory note and asset purchase agreement in order to fund a shortfall in cash flow from operations resulting from its litigation with Charlotte Russe. The Company experienced a significant decrease in net sales and cash flows from operations of its People’s Liberation business, and also incurred significant legal and other expenses related to the litigation. The $750,000 purchase price of the asset purchase agreement was determined to be the fair value of the transactions, which included the $750,000 promissory note, based on management’s evaluation of alternative financing arrangements and current market conditions. At the time the Company entered into these transactions, management in consultation with legal counsel, was unable to determine if the Company would prevail or, if in the event the Company did prevail, what the range of potential settlement could be.

NOTE 14 - NOTE PAYABLE

On August 18, 2011, the Company, through its subsidiary, William Rast Licensing, LLC, entered into a promissory note with Monto Holdings (Pty) Ltd. (“Monto”).  The promissory note in the amount of $1,000,000 was to be repaid as follows: (i) 40.0% of the then outstanding principal amount on December 31, 2011, (ii) 20% of the then outstanding principal amount on February 29, 2012 and (iii) all of the remaining principal amount then outstanding on the maturity date, May 12, 2012.  The promissory note had an interest rate of 7% per annum, which was payable on the maturity date of the note unless the note is earlier repaid.  The promissory note was secured by the assets of William Rast Licensing and was guaranteed by the Company’s other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc. The outstanding principal and interest balances of this promissory note were paid in full in February 2012 with the proceeds received from the securities purchase agreement as further described in Note 28.

In connection with the promissory note, People’s Liberation issued a fully-vested, five-year warrant to Monto to purchase 12,500,000 shares of the Company’s common stock at an exercise price of $0.08 per share.  The Warrant was valued at $50,000 using the Black-Scholes option pricing model and was recorded as interest expense in the third quarter of 2011.

NOTE 15 – DISCONTINUED OPERATIONS OF RETAIL SUBSIDIARY

In the second half of 2011, the Company’s Board of Directors decided to transition the Company’s business from a wholesale and retail provider of branded apparel and apparel accessories to a brand management and licensing business. As a result, the Company’s retail operations included in the Company’s subsidiary, William Rast Retail, LLC, which consisted of four retail stores were discontinued. As of December 31, 2011, the Company had closed two of its retail stores and the remaining two stores are expected to be closed in the second and third quarters of 2012.

The closing of the Company’s retail stores has been accounted for as a discontinued operation and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and cash flows have been adjusted to conform to this presentation.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes certain selected components of the discontinued operations of William Rast Retail for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010

Net Revenue	$1,850,723	$2,044,324

Net loss	$(1,554,672)	$(791,222)
Noncontrolling interest	$439,883	$395,612
Net loss attributable to discontinued operations	$(1,114,789)	$(395,610)

Basis and diluted loss per share from discontinued operations	$(0.03)	$(0.01)

The following table summarizes certain selected components of the discontinued operations of William Rast Retail as of December 31, 2011 and 2010, the periods covered by this report:

	December 31, 2011	December 31, 2010
Current assets	$60,883	$594,786
Long-term assets	$260,825	$665,689
Current liabilities	$403,805	$200,041
Long-term liabilities	$288,765	$382,814

As a result of the expected closure of the Company’s two remaining retail stores and other costs to be incurred in future periods related to the winding down of William Rast Retail’s operations, the Company expects to incur additional expenses ranging from $500,000 to $600,000 in 2012. The expected losses include costs to close the Company’s stores, store rent, lease termination settlements and fees, fixed asset write-offs, employee severance costs, litigation costs, if any, and related professional fees. The Company recognizes costs incurred to close its retail stores in the period in which each retail store is closed.

NOTE 16 – DISCONTINUED OPERATIONS OF J. LINDEBERG USA, LLC SUBSIDIARIES

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

In consideration for Bella Rose’s 50% membership interest in Lindeberg USA, Buyer agreed to pay to the Company an aggregate of $1,650,000, of which $900,000 was paid upon the closing of the transaction and $750,000 was received in the form of a receivable that was non-interest bearing and to be paid on the six month anniversary of the closing of the transaction.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of the closing, Bella Rose’s interest in that certain factoring agreement, dated August 6, 2008, by and between Lindeberg USA and FTC Commercial Corp., as amended from time to time, and related agreements (collectively, the “Factoring Agreement”) pursuant to which FTC provided certain factoring services to Lindeberg USA, was assigned to Buyer. Also as of the closing, the guarantees of the Company, Bella Rose, and Versatile Entertainment, Inc. (a wholly-owned subsidiary of the Company) in favor of FTC which guaranteed the obligations of Lindeberg USA to FTC under the Factoring Agreement were terminated, along with the termination of a personal validity guarantee of Colin Dyne, the Company’s Chief Executive Officer and the manager of J. Lindeberg USA, in favor of FTC.

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

The following table summarizes certain selected components of the discontinued operations of J. Lindeberg USA for the year ended December 31, 2011 through the effective date of the divestiture on April 26, 2011, and the year ended December 31, 2010:

	Year Ended December 31,
	2011	2010

Net Revenue	$3,374,624	$9,035,075

Net loss	$(125,771)	$(377,955)
Noncontrolling interest	$62,885	$188,979
Net loss attributable to discontinued operations	$(62,886)	$(188,976)

Basis and diluted loss per share from discontinued operations	$(0.00)	$(0.01)

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes certain selected components of the discontinued operations of J. Lindeberg USA as of December 31, 2011 and December 31, 2010, the periods covered by this report:

	December 31, 2011	December 31, 2010
Current assets	$-	$1,824,959
Long-term assets	$-	$1,075,128
Current liabilities	$-	$895,732
Long-term liabilities	$-	$525,673

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

NOTE 17 - STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS

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

During the year ended December 31, 2011, the Company granted 2,280,000 options to employees and officers within the Plan at exercise prices of $0.15 and $0.20, and 5,000,000 options to two employees and an officer outside the Plan, at an exercise price of $0.15. During the year ended December 31, 2010, the Company did not issue options to its employees, officers or directors. Plan options to purchase 2,494,917 and 2,450,081 shares were exercisable as of December 31, 2011 and 2010, respectively. Options granted outside the Plan to purchase 3,000,000 shares were exercisable as of December 31, 2011. Total stock based compensation expense for options vesting during the years ended December 31, 2011 and December 31, 2010 were approximately $76,000 and $67,000, respectively. There were no stock options or warrants exercised during the years ended December 31, 2011 and 2010.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility is estimated based on a peer group of public companies and expected term is estimated using the “safe harbor” provisions provided in accordance with generally accepted accounting principles. The safe harbor provisions were extended beyond December 31, 2007 for companies that did not have sufficient historical data to calculate the expected term of their related options. The Company does not have sufficient historical data to calculate expected term and the safe harbor provisions were used to calculate expected term for options granted during the periods. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted in the Plan during the year ended December 31, 2011 included a dividend yield of zero, a risk-free interest rate of 1.8%, expected term of 6.25 years and an expected volatility of 64%. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted outside of the Plan during the year ended December 31, 2011 included a dividend yield of zero, a risk-free interest rate of 2.2%, expected term of 5.7 years and an expected volatility of 64%.

For stock-based awards issued to employees, directors and officers, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the statements of operations for the years ended December 31, 2011 and 2010 is included in selling, design and production expense and general and administrative expense, and is based on awards ultimately expected to vest. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2011, the Company used historical data to calculate the expected forfeiture rate.

Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

For the year ended December 31, 2011 and 2010, total stock-based compensation expense included in the consolidated statements of operations was charged to the following expense categories:

	Year ended December 31, 2011	Year ended December 31, 2010
Selling, design and production expense	$1,743	$10,445
General and administrative	74,639	56,850
Total stock-based compensation	$76,382	$67,295

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2010	2,895,000	$0.56
Granted	-	-
Exercised	-	-
Forfeited	(310,000)	0.49

Options outstanding – December 31, 2010	2,585,000	0.57
Granted	2,280,000	0.17
Exercised	-	-
Forfeited	(1,093,000)	0.24

Options outstanding – December 31, 2011	3,772,000	$0.42

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in the Company’s unvested stock options within the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2010	667,853	$0.14
Granted	-	-
Vested	(222,934)	(0.13)
Forfeited	(310,000)	(0.18)

Unvested stock options – December 31, 2010	134,919	0.06
Granted	2,280,000	0.01
Vested	(44,836)	(0.92)
Forfeited	(1,093,000)	(0.05)

Unvested stock options – December 31, 2011	1,277,083	$0.01

The following table summarizes the activity outside of the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2011	-	-
Granted	5,000,000	$0.15
Exercised	-	-
Forfeited	(2,000,000)	(0.15)

Options outstanding – December 31, 2011	3,000,000	$0.15

A summary of the changes in the Company’s unvested stock options outside of the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2011	-	$-
Granted	5,000,000	0.02
Vested	(3,000,000)	(0.02)
Forfeited	(2,000,000)	(0.02)

Unvested stock options – December 31, 2011	-	$-

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional information relating to all stock options and warrants outstanding and exercisable at December 31, 2011, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per			Life	Exercise		Exercise
Share		Shares	(years)	Price	Shares	Price
$0.08	(warrants)	12,500,000	4.6	$0.08	12,500,000	$0.08
$0.15	(options)	3,780,000	9.1	$0.15	3,275,000	$0.15
$0.20	(options)	853,000	9.7	$0.20	82,375	$0.20
$0.20	(warrants)	3,750,000	4.5	$0.20	3,750,000	$0.20
$0.30	(options)	30,000	6.5	$0.30	30,000	$0.30
$0.31	(options)	24,000	5.5	$0.31	24,000	$0.31
$0.38	(options)	240,000	5.6	$0.38	240,000	$0.38
$0.40	(options)	450,000	6.5	$0.40	450,000	$0.40
$0.40	(warrants)	150,000	.9	$0.40	150,000	$0.40
$0.46	(options)	385,000	5.5	$0.46	385,000	$0.46
$0.50	(options)	570,000	5.9	$0.50	568,542	$0.50
$0.50	(warrants)	290,000	.9	$0.50	290,000	$0.50
$1.25	(options)	440,000	4.5	$1.25	440,000	$1.25

		23,462,000	5.5	$0.17	22,184,917	$0.17

As of December 31, 2011, there were 2,494,917 vested stock options within the Plan and 3,000,000 vested options outside the Plan. As of December 31, 2011, there was approximately $7,000 of total unrecognized compensation expense related to share-based compensation arrangements granted within the Plan. The cost is expected to be recognized on a weighted-average basis over the next three years. There was no unrecognized related to share-based compensation arrangements granted outside the Plan as of December 31, 2011. The aggregate intrinsic value of stock options outstanding was zero at December 31, 2011 and 2010 as the market value of the options was lower than the exercise value.

The Company has recorded a valuation allowance for all of its deferred tax asset related to net operating loss carryforwards as of December 31, 2011. As a result, the stock-based compensation has not been tax effected on the consolidated statement of operations. For the years ended December 31, 2011 and 2010, the deferred tax effect related to nonqualified stock options was not material.

On August 18, 2011, the Company issued a warrant to purchase 12,500,000 shares of its common stock to Monto Holdings (Pty) Limited in conjunction with a note payable as further described in Note 14 to the consolidated financial statements. The warrant has an exercise price of $0.08, a term of five years and is exercisable immediately. The warrant was valued at approximately $50,000 using the Black-Scholes pricing model and the weighted-average assumptions discussed above.

On June 24, 2011, the Company issued a warrant to purchase 3,750,000 shares of its common stock to Monto Holdings (Pty) Limited in accordance with an asset purchase agreement as further described in Note 16 to the consolidated financial statements. The warrant has an exercise price of $0.20, a term of five years and is exercisable immediately. The warrant was valued at approximately $89,000 using the Black-Scholes pricing model and the weighted-average assumptions discussed above.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - INCOME TAXES

On November 22, 2005, the Company acquired all of the outstanding voting securities of Bella Rose and Versatile, each of which became a wholly-owned subsidiary of the Company. As a result, Versatile and Bella Rose, including its 50% owned subsidiaries, William Rast Sourcing, William Rast Licensing and J. Lindeberg USA (through April 26, 2011) are consolidated and taxes are reported by the parent, Sequential Brands Group, Inc. Taxes are calculated on a consolidated basis at C-Corporation tax rates.

Deferred income taxes arise principally from temporary differences in the method of depreciating property and equipment for income tax reporting purposes and the recognition of expense related to the allowance for doubtful accounts, factor open credits and inventory reserves for income tax reporting purposes, and net operating loss carryforwards. The Company has Federal net operating losses available to carryforward to future periods of approximately $11.5 million as of December 31, 2011 which expire beginning 2027. As of December 31, 2010, the Company provided a valuation allowance for a portion of the deferred income tax asset related to its Federal net operating loss carryforwards. As of December 31, 2010, the Company determined that it was more likely than not that it would realize the future income tax benefits related to a portion of its Federal net operating losses. During the year ended December 31, 2011, the Company increased the valuation allowance related to its net operating loss carryforwards to reserve the entire asset balance, as the Company was unable to determine if it was more likely than not that it would realize the future income tax benefits related to its net operating losses. This resulted in a deferred provision for income taxes from continuing operations of $908,000 recorded during the year ended December 31, 2011.

The Company has net operating losses available to carryforward to future periods from California of approximately $11.7 million as of December 31, 2011 which expire beginning 2017. For the years ending December 31, 2011 and 2010, the use of California state operating losses has been suspended for companies with taxable annual income greater than $300,000. As the Company is unable to determine whether it will be able to utilize its California net operating losses against future income, the Company has provided a valuation allowance for all of its deferred income tax asset related to its California net operating loss carryforwards as of December 31, 2011 and 2010.

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2011 and 2010 consists of the following:

	2011	2010
Federal:
Current provision	$-	$-
Deferred benefit	771,800	(771,800)
	771,800	(771,800)
State:
Current provision	20,875	22,590
Deferred benefit	136,200	(136,200)
	157,075	(113,610)
	$928,875	$(885,410)

The difference between the provision (benefit) for income taxes and the expected income tax provision (benefit) determined by applying the statutory Federal and state income tax rates to pre-tax accounting loss from continuing operations for the years ended December 31, 2011 and 2010 are as follows:

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010

Federal statutory rate	34.0%	(34.0)%
State taxes net of Federal benefit	6.0	(6.0)
Net operating loss valuation allowance	(56.9)	0.5
LLC gross receipts tax and minimum statutory state income taxes	(0.4)	1.0

	17.3%	(38.5)%

The components of the Company’s consolidated deferred income tax balances from continuing operations as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Deferred income tax assets - current:
Net operating loss carryforwards	$-	$1,060,000
Factored accounts receivable and bad debt reserves	42,000	28,000
Other reserves	428,000	134,000
	470,000	1,222,000
Less: Valuation allowance	(470,000)	(838,000)
Deferred income tax assets - current	$-	384,000

Deferred income tax asset – long-term:
Net operating loss carryforwards	$3,888,000	2,395,000

Deferred income tax liability – long-term:
Property and equipment	(505,000)	(314,000)
	3,383,000	2,081,000
Less: Valuation allowance	(3,383,000)	(1,557,000)
Net deferred income tax asset – long-term	$-	$524,000

NOTE 19 - RELATED PARTY TRANSACTIONS

Colin Dyne became Chief Executive Officer and a director of the Company on May 21, 2007 and the Company’s Chief Financial Officer effective December 30, 2010. Mr. Dyne is a significant stockholder of the Company. Mr. Dyne also served as Vice Chairman of the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon zippers, until July 2010. Mr. Dyne founded Tag-It, Inc., a subsidiary of Talon, in 1991. Mr. Dyne served as Talon’s President from inception and as its Chief Executive Officer from 1997 to 2005. During the years ended December 31, 2011 and 2010, the Company purchased trim products from Talon amounting to approximately $226,000 and $123,000, respectively. During the year ended December 31, 2011, Mr. Dyne loaned the Company $230,000 in the form of unsecured, non-interest bearing advances. There were no formal terms of repayment, however, the entire balance was repaid to Mr. Dyne in 2011.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 13, 2010, the Company’s subsidiary, William Rast Licensing, entered into a promissory note in the amount of $750,000 with Mobility Special Situations I, LLC (“Mobility”), an entity owned in part by Mark Dyne, the brother of the Company’s Chief Executive Officer, Colin Dyne, and New Media Retail Concepts, LLC, an entity owned by Gerard Guez, a significant beneficial owner of the Company’s common stock. The promissory note had an interest rate of 8%, payable monthly in arrears, and was due February 13, 2012. The promissory note was secured by the assets of William Rast Licensing and was guaranteed by the Company’s other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc. The outstanding principal and interest balances of this promissory note were paid in full in February 2012 with the proceeds received from the securities purchase agreement as further described in Note 28.

In connection with the promissory note discussed above, the Company also entered into an asset purchase agreement with New Media Retail Concepts, LLC and ECA Holdings II, LLC on August 13, 2010. In exchange for $750,000 cash, the Company sold 50% of the net proceeds, after legal fees and expenses, that may be received by the Company as a result of its on-going litigation with Charlotte Russe, as further described in Note 10. The Company was not required to repay the $750,000 cash proceeds received from the asset purchase agreement regardless of a favorable or unfavorable outcome of the Charlotte Russe litigation. The $750,000 cash proceeds received from the asset purchase agreement were recorded as other income in the Company’s consolidated statement of operations for the year ended December 31, 2010. New Media Retail Concepts, LLC and ECA Holdings II, LLC received from Charlotte Russe, in respect to the interest they acquired in the litigation, a combined amount of $2.9 million of the settlement amount paid by Charlotte Russe pursuant to the settlement agreement entered into by all parties to the litigation on February 3, 2011.

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

In May 2010, the Company’s subsidiary, William Rast Sourcing, LLC, entered into a design and licensing agreement with the Target Corporation, as further described in Note 11.  During the year ended December 31, 2010, Target made a direct payment of $250,000 to Justin Timberlake, a minority interest holder of William Rast Sourcing, on behalf of the Company for his services related to the Target agreement.

Kenneth Wengrod, a former member of the Company’s Board of Directors, currently serves as President of FTC Commercial Corp. (“FTC”), a company which he founded in 2002 and in which he holds a minority equity position. FTC is a global finance commercial service company primarily focused in the apparel industry. The Company was party to various factoring agreements with FTC as further described in Note 4 to the consolidated financial statements. In connection with Mr. Wengrod’s appointment as a director, on September 21, 2007, the Company granted to Mr. Wengrod a ten-year option to purchase 24,000 shares of the Company’s common stock at an exercise price of $0.50 per share pursuant to the Company’s 2005 Stock Incentive Plan. On June 26, 2008 and June 12, 2009, Mr. Wengrod received an additional 30,000 options at an exercise price of $0.30 per share and 48,000 options at an exercise price of $0.20 per share, respectively, to purchase shares of the Company’s common stock as compensation for director services provided to the Company. Mr. Wengrod resigned from our Board of Directors on July 12, 2010 and his stock options were forfeited. The Company terminated its factoring agreements with FTC on various dates ending in April 2011.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We were party to a consulting arrangement with Susan White, a member of the Company’s Board of Directors, pursuant to which Ms. White provided image and marketing consulting services to the Company. During the year ended December 31, 2010, the Company paid Ms. White approximately $20,000 for such consulting services. There were no amounts paid to Ms. White during the year ended December 31, 2011.

NOTE 20 – OFFICER COMPENSATION

Colin Dyne

On May 21, 2007, the Company’s Board of Directors appointed Colin Dyne as its Chief Executive Officer and Co-Chairman of the Board of Directors, and Mr. Dyne became our Chief Financial Officer effective December 30, 2010. During 2010 and 2011, Mr. Dyne received an annual salary of $395,000. Mr. Dyne also received medical insurance reimbursements and an auto allowance of $2,000 per month. During 2010 and 2011, annual bonuses were determined at the discretion of the Board of Directors. Mr. Dyne did not receive annual bonuses for the years ended December 31, 2011 and 2010. However, on February 3, 2011, a cash bonus of $275,000 was paid to Colin Dyne in connection with the successful resolution of the Company’s litigation with Charlotte Russe, as discussed in Note 10. On February 3, 2011, Mr. Dyne was also awarded an option to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share. The option has a term of ten years, vested immediately, and was granted outside the Company’s 2005 Stock Incentive Plan. The option was granted to Mr. Dyne as compensation for personal guaranties Mr. Dyne provided in connection with the Company’s factoring arrangements. The option was valued at $71,000 based on a Black Scholes valuation model and is included in general and administrative expenses on the accompanying statement of operations for the year ended December 31, 2011.

On December 14, 2011, the Company entered into an employment agreement with Colin Dyne pursuant to which Mr. Dyne will continue to serve as our Chief Executive Officer for a term of five years, which term will automatically renew for successive one year periods unless the Company or Mr. Dyne elects not to extend the term of the agreement.  During the term of the Agreement, Mr. Dyne will receive a base salary of $650,000 per annum which is subject to increase and will be eligible to receive an annual cash performance bonus.

In the event Mr. Dyne’s employment is terminated without cause or by Mr. Dyne for good reason, Mr. Dyne will receive all earned but unpaid base salary and accrued but unpaid vacation through the date of termination as well as earned bonuses that have not been paid for prior fiscal years (collectively, the “accrued obligations”).  Mr. Dyne will also receive a severance amount equal to the greater of (i) 1.5 times his base salary then in effect and (ii) an amount equal to the base salary that Mr. Dyne would have received for the remainder of the term of the agreement had Mr. Dyne’s employment continued until the end of the employment period.  In addition, Mr. Dyne will receive a pro-rated annual bonus for the year in which he was terminated (the “pro-rated bonus”) and all outstanding equity awards previously granted to Mr. Dyne will accelerate and become fully vested on the date of his termination.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If Mr. Dyne’s employment is terminated as a result of his death or disability, the Company will pay to Mr. Dyne or his estate all accrued obligations, a lump sum equal to 100% of his then effective base salary and the pro-rated bonus.  In addition, all outstanding equity awards previously granted to Mr. Dyne will accelerate and become fully vested on the date of his termination.  In the event Mr. Dyne is terminated for cause or Mr. Dyne terminates his employment without good reason, the Company will have no further obligations to Mr. Dyne except to pay Mr. Dyne all accrued obligations.

Andrea Sobel

On May 22, 2008, Andrea Sobel was appointed our Executive Vice President of Branding and Licensing. On January 31, 2012, Ms. Sobel was appointed the Company’s President of Licensing. Ms. Sobel entered into an employment agreement with the Company on May 16, 2008. Pursuant to the agreement, Ms. Sobel is employed on an "at-will" basis, and received an initial base salary of $200,000 per annum. Ms. Sobel also received medical insurance reimbursements and an auto allowance of $500 per month. Ms. Sobel did not receive annual bonuses for the years ended December 31, 2011 and 2010. However, on February 3, 2011, a cash bonus of $25,000 was paid to Ms. Sobel in connection with the successful resolution of the Company’s litigation with Charlotte Russe, as discussed in Note 10. On February 3, 2011, the Company’s Board of Directors approved an award to Ms. Sobel of options to purchase 500,000 shares of common stock at an exercise price of $0.15 per share. The options have a term of ten years and vest in thirty equal monthly installments beginning February 1, 2011 through August 1, 2013.

On December 14, 2011, the Company entered into an employment agreement with Andrea Sobel pursuant to which Ms. Sobel will serve as our President of Licensing for a term of three years, which term will automatically renew for successive one year periods unless the Company or Ms. Sobel elects not to extend the term of the agreement.  During the term of the agreement, Ms. Sobel will receive a base salary of $250,000 per year, which is subject to increase and will be eligible to receive an annual cash performance bonus.  Pursuant to the agreement, Ms. Sobel was also granted a ten year option to purchase 750,000 shares of common stock at an exercise price of $0.20 per share.  The options vest in equal quarterly installments over a period of three years beginning on March 14, 2012.

In the event Ms. Sobel’s employment is terminated without cause, Ms. Sobel will receive all earned but unpaid base salary and accrued but unpaid vacation through the date of termination as well as earned bonuses that have not been paid for prior fiscal years.  Ms. Sobel will also receive a severance amount equal to 2.0 times her base salary then in effect if she is terminated without cause in the first year of her agreement and if she is terminated without cause after the first year of her agreement, Ms. Sobel will receive a severance amount equal to the base salary that Ms. Sobel would have received for the remainder of the term of the agreement had Ms. Sobel’s employment continued until the end of the employment period.  In addition, if Ms. Sobel is terminated without cause, all outstanding equity awards previously granted to Ms. Sobel will accelerate and become fully vested on the date of her termination.

Darryn Barber

Mr. Barber became the Company’s Chief Financial Officer on November 22, 2005 and our President on May 8, 2008. On December 30, 2010, Mr. Barber resigned from his positions with the Company. Prior to his resignation, in 2010 Mr. Barber received a base salary of $275,000, medical insurance reimbursements and an auto allowance of $1,500 per month. Mr. Barber did not receive a bonus for the year ended December 31, 2010. In connection with Mr. Barber’s resignation, the Company entered into a Separation Agreement and a Consulting Agreement with Mr. Barber. The Consulting Agreement provides that Mr. Barber will provide finance and other services to the Company through December 30, 2011 and receive a payment of $15,000 per month. Subsequent to December 30, 2011, the Consulting Agreement provides that Mr. Barber will be paid for his services at a rate of $150 per hour. During the term of the Consulting Agreement, the Company continued to pay Mr. Barber’s medical insurance premiums and provided coverage to Mr. Barber under the Company’s director and officer insurance policy. The terms of Mr. Barber’s Settlement Agreement provides for the continued right to exercise outstanding stock options for a period of twelve months following the termination of Mr. Barber’s Consulting Agreement.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Thomas Nields

On November 8, 2006, Mr. Nields was appointed as the Company’s Chief Operating Officer. On February 3, 2011, Mr. Nields resigned from his position with the Company. Prior to his resignation as the Company’s Chief Operating Officer, Mr. Nields received a base salary of $235,000 during 2010 and also received medical insurance reimbursements and an auto allowance of $1,200 per month. Mr. Nields did not receive a bonus for the years ended December 31, 2011 and 2010. In connection with Mr. Nields’ resignation, the Company entered into a Separation Agreement and a Consulting Agreement with Mr. Nields. The Consulting Agreement provided that Mr. Nields provide supply chain development and other management services to the Company through December 31, 2011 and receive a payment of $15,000 per month as compensation for such services. The Company also continued to pay Mr. Nields’ medical insurance premiums through February 3, 2012 and continued coverage under its director and officer insurance policy during the term of the Consulting Agreement. The terms of Mr. Nields’ Settlement Agreement provides for the continued right to exercise outstanding stock options for a period of twelve months following the termination of Mr. Nield’s Consulting Agreement.

NOTE 21 – LEASES

The Company leases its principal executive office space under a temporary lease agreement that expires in May 2012. The Company has signed a letter of intent to lease new office space in the same building beginning June 2012 through August 2015. The new office space will have approximately 3,000 square feet, and is located in Pacific Palisades, California. It is from this facility that the Company will conducts all of its design, executive and administrative functions. Finished goods are shipped from a third-party warehouse in Los Angeles, California. Internet products are shipped from a third-party warehouse in Long Beach, California. The Company has a showroom located in New York City under a lease that expires in January 2013. The Company also has two William Rast retail stores located in Los Angeles and Cabazon, California. The Company plans to close these stores in the second and third quarters of 2012. The lease agreements related to the Cabazon and Los Angeles stores expire in July 2019 and January 2020.

The Company accounts for its leases in accordance generally accepted accounting principles, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to operations on a straight line basis over the related lease term. Total rent expense for the years ended December 31, 2011 and 2010 amounted to approximately $1.7 million and $2.3 million, respectively.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future annual minimum payments due under the leases are summarized as follows:

Years Ending December 31,
2012	$866,478
2013	665,392
2014	681,045
2015	701,609
2016	722,910
Thereafter	2,264,208
$5,901,642

NOTE 22 - SEGMENT REPORTING

Prior to the Company’s transition to a brand management and licensing business in November 2011, the Company designed, marketed and sold high-end casual apparel under the brand names William Rast and People’s Liberation and, in the United States through April 26, 2011, J. Lindeberg. The Wholesale segment sold merchandise directly to better specialty stores, boutiques, select department stores, green grass golf stores, off-price retailers, international customers, distributors and agents, and through the Company’s e-commerce sites. The Wholesale segment also received license revenue in accordance with the Company’s various license agreements. The Retail segment sold the Company’s merchandise and merchandise purchased from its licensees in its retail store locations. The International segment sold William Rast apparel and accessories through the Company’s subsidiary, William Rast Europe, directly to European customers, distributors and agents, who in turn sold merchandise to retailers in specific territories. The Company ceased operations in its William Rast Europe subsidiary in 2010, and as a result, all sales to European and other international customers and distributors were sold through the Company’s wholesale division.

Shared operating costs, including design, distribution and customer service departments, were allocated between the operating segments. Management evaluated the performance of each operating segment based on net revenue and operating income. The types of products developed and sold by each segment were not sufficiently different to account for these products separately or to justify segmented reporting by product type or brand name.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning the Company’s reportable segments from continuing operations is shown in the following table for the years ended December 31, 2011 and 2010, as follows:

	Year Ended December 31,
	2011	2010
Net Revenue (1):
Wholesale	$6,876,929	19,864,133
International	-	8,976
	$6,876,929	19,873,109

Gross Profit (1):
Wholesale	$867,995	8,248,821
International	-	37,667
	$867,995	8,286,488

Selling, Design and Production Expenses (1):
Wholesale	$4,684,928	5,876,128
International	-	10,158
	$4,684,928	5,886,286

General and Administrative Expenses (1):
Wholesale	$4,875,848	5,272,772
International	254	(1,979)
	$4,876,102	5,270,793

Operating Income (Loss) (1):
Wholesale	$(8,692,781)	(2,870,108)
International	(254)	(483)
	$(8,693,035)	(2,870,591)

Capital Expenditures (1):
Wholesale	$104,244	108,498
International	-	-
	$104,244	108,498

Total Assets (1):
Wholesale	$1,841,706	5,253,410
International	24,985	25,664
	$1,866,691	5,279,074

(1)	Segment information is presented after the reclassification of revenue and expenses reported under discontinued operations as further described in Notes 15 and 16 to the consolidated financial statements

As of December 31, 2011 and 2010, $1.8 million and $5.3 million, respectively, of our assets from continuing operations were located in the United States. The Wholesale segment had net revenue from continuing operations to three customers, exceeding 10% of net revenue, during the year ended December 31, 2011 amounting to $3.7 million. The Wholesale segment had net revenue to three customers, exceeding 10% of net sales, during the year ended December 31, 2010 amounting to $8.4 million.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - CUSTOMER CONCENTRATION

During the year ended December 31, 2011, two customers comprised greater than 10% of the Company’s revenue. Revenue received from these customers amounted to 12.1% and 12.0% of net revenue for the year ended December 31, 2011. During the year ended December 31, 2010, one customer comprised greater than 10% of the Company’s revenue. Revenue received from this customer amounted to 15.8% of net revenue for the year ended December 31, 2010. At December 31, 2011 and 2010, the majority of receivables due from these customers were sold to the factor and are included in due (to) from factor.

NOTE 24 - SUPPLIER CONCENTRATION

During the year ended December 31, 2011, two suppliers comprised greater than 10% of the Company’s consolidated purchases. Purchases from these suppliers amounted to 27.8% and 40.9% for the year ended December 31, 2011. At December 31, 2011, accounts payable and accrued expenses included an aggregate of approximately $250,000 due to these vendors. During the year ended December 31, 2010, three suppliers comprised greater than 10% of the Company’s consolidated purchases. Purchases from these suppliers amounted to 18.8%, 24.1% and 28.4% for the year ended December 31, 2010. At December 31, 2010, accounts payable and accrued expenses included an aggregate of approximately $2.0 million due to these vendors.

During the years ended December 31, 2011 (through April 26, 2011) and 2010, the Company purchased all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of the Company’s former subsidiary, J. Lindeberg USA. Total purchases from J. Lindeberg AB for the years ended December 31, 2011 and 2010 amounted to approximately $1.8 million and $3.3 million, respectively. As of December 31, 2010, approximately $159,000 was due to J. Lindeberg AB for product purchases. There were no amounts owed to J. Lindeberg AB for product purchases as of December 31, 2011.

NOTE 25 - OFF-BALANCE SHEET RISK AND CONTINGENCIES

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells the majority of its trade accounts receivable to its factor and is contingently liable to the factor for merchandise disputes and other customer claims. At December 31, 2011, total factor receivables approximated $404,000, $352,000 of which are without recourse and included in due to factor and $52,000 are with recourse and included in net accounts receivable. From time to time, the Company’s factor also issued letters of credit and vendor guarantees on the Company’s behalf. There were no outstanding letters of credit or vendor guarantees as of December 31, 2011. There was no outstanding ledger debt (payables to suppliers that use the same factor as the Company) as of December 31, 2011.

The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, except as described in Note 27 to the consolidated financial statements and as provided for in the consolidated financial statements, there are currently no additional claims that could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 26 – PROFIT SHARING PLAN

The Company has established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make contributions to the plan as determined by the Board of Directors. There were no contributions made during the years ended December 31, 2011 and 2010.

NOTE 27 – SHAREHOLDER DERRIVATIVE COMPLAINT (SUBSEQUENT EVENT)

On January 17, 2012, plaintiff RP Capital, LLC filed a shareholders’ derivative complaint in the Superior Court of the State of California, County of Los Angeles, Case Number BC477118 against Colin Dyne, Kenneth Wengrod, Susan White, Dean Oakey and the Company. The case alleges that the defendants (i) breached their fiduciary duties to the Company for failing to properly oversee and manage the Company, (ii) were unjustly enriched, (iii) abused their control, (iv) grossly mismanaged the Company, (v) wasted corporate assets, (vi) engaged in self-dealing, and (vii) breached their fiduciary duties by disseminating false and misleading information. The plaintiffs seek (i) judgment against the defendants in favor of the Company for the amount of damages sustained by the Company as a result of the defendants’ alleged breaches of their fiduciary duties; (ii) judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws; (iii) an award to the Company of restitution from the defendants and an order from the court to disgorge all profits, benefits and other compensation obtained by the defendants from their alleged wrongful conduct and alleged fiduciary breaches and (iv) an award of costs and disbursements of the action, including reasonable fees for profession services. The Company believes, in consultation with legal counsel, that these claims are without merit or substance, and intends to vigorously defend against these claims. The derivative complaint is in the early stages of discovery and the Company, in consultation with legal counsel, is unable to determine the outcome, whether favorable or unfavorable, or a range of possible loss, if any, to Company.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 – SECURITIES PURCHASE AGREEMENT AND REPAYMENT OF INDEBTEDNESS (SUBSEQUENT EVENTS)

Entry into Securities Purchase Agreement

On February 2, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCP WR Acquisition, LLC (“TCP”). Pursuant to the Purchase Agreement, the Company agreed to sell Debentures, Warrants and Series A Preferred Stock to TCP, as further described below.

The first of two closings of the financing occurred on February 3, 2012. At the first closing, the Company sold to TCP $3,000,000 in principal amount of Debentures, issued to TCP a Warrant to purchase 3,428,571 shares of common stock and issued to TCP 3,000 shares of Series A Preferred Stock. The Debentures issued in the first closing are convertible into 17,142,857 shares of common stock.

The second and final closing of the financing occurred on February 22, 2012. At the second closing, the Company sold to TCP $11,500,000 in principal amount of Debentures, issued to TCP a Warrant to purchase 13,142,857 shares of common stock and issued to TCP 11,500 shares of Series A Preferred Stock. The Debentures issued in the second closing are convertible into 65,714,285 shares of common stock.

At the first and second closings combined, the Company sold to TCP a total of $14,500,000 in principal amount of Debentures, issued to TCP Warrants to purchase 16,571,428 shares of common stock and issued to TCP 14,500 shares of Series A Preferred Stock. Total Debentures issued in the first and second closings are convertible into 82,857,142 shares of common stock. Aggregate net proceeds from this transaction amounted to approximately $13.7 million after the payment of legal and other fees.

The Purchase Agreement provides TCP with piggyback registration rights with respect to TCP’s shares of common stock, requires the Company to seek approval from its stockholders to amend the Company’s certificate of incorporation to increase the authorized number of shares of the Company’s Common Stock to at least 300 million, requires the Company to pay TCP at the second closing a fee of $362,500 plus all legal and other fees and expenses incurred by TCP in connection with the Purchase Agreement, and requires the Company to pay TCP an annual monitoring fee of $250,000 at the second closing and on each one year anniversary of such date so long as TCP has the right under the Stockholders Agreement to nominate one or more directors to the Company’s Board.

In addition, the Purchase Agreement contains negative covenants that prohibit the Company and its subsidiaries from taking certain actions without TCP’s prior consent until the later of February 3, 2014 and the date that TCP’s beneficial ownership of Common Stock is less than 40% of the Company’s fully diluted Common Stock. The negative covenants apply to, with certain exceptions, issuing debt or equity securities; acquiring assets or equity interests of third parties, disposing of assets or equity interests of subsidiaries, entering into joint ventures, or engaging in other types of mergers and acquisitions transactions; paying or declaring dividends; settling litigation; entering into transactions with affiliates; dissolving or commencing bankruptcy proceedings; or changing the Company’s principal lines of business.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a condition to TCP’s obligations under the Purchase Agreement, Colin Dyne, the Company’s chief Executive Officer and Chief Financial Officer, entered into a lock-up agreement precluding Mr. Dyne from disposing of any of his shares of Common Stock or other equity securities of the Company until July 31, 2012.

Description of Debentures

Pursuant to the terms of the Purchase Agreement, the Company sold $14,500,000 in principal amount of Variable Rate Senior Secured Convertible Debentures (the “Debentures”), convertible into shares of common stock of the Company, $0.001 par value per share (“Common Stock”), at an initial conversion price of $0.175 per share (the “Conversion Price”). The Debentures have an interest rate of LIBOR, and in the event payment on the Debentures is accelerated as a result of an event of default, the rate of interest will increase to the lesser of 18% per annum or the maximum amount permitted under applicable law. Interest on the Debentures is payable, at the Company’s option, in cash or in Common Stock upon conversion of a Debenture (with respect to the principal amount then being converted) and on their maturity date. The Debentures are payable on or before January 31, 2015 and a Debenture may not be prepaid without the consent of the holder of the Debenture.

At any time after their issuance, the Debentures are convertible at the Conversion Price into shares of Common Stock at the option of a Debenture holder. On the maturity date, the Company may, in whole or in part, convert the then outstanding principal amount of each Debenture into shares of Common Stock at the Conversion Price. The Conversion Price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The Conversion Price is also subject to adjustment based on the occurrence of certain events as further described in the Purchase Agreement.

Description of Subsidiary Guarantee and Security Agreement

At the first closing of the financing, the Company’s subsidiaries, Versatile Entertainment, Bella Rose, William Rast Sourcing, William Rast Licensing and William Rast Retail executed a Subsidiary Guarantee in favor of TCP pursuant to which such subsidiaries guarantee the Company’s obligations under the Debentures (the “Subsidiary Guarantee”). In addition, the Company and the above mentioned subsidiaries entered into a security agreement (the “Security Agreement”) with TCP pursuant to which such parties granted to TCP a first priority security interest in all of their assets to secure the Company’s obligations under the Debentures and such subsidiaries’ obligations under the Subsidiary Guarantee.

Description of Warrants

In connection with the sale of the Debentures, the Company agreed to issue to TCP warrants to purchase 16,571,428 shares of the Company’s Common Stock (the “Warrants”). The Warrants are exercisable immediately after issuance and have a term of five years. The Warrants may be exercised at an initial exercise price per share of $0.175, which is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The warrants were valued at approximately $214,000 using the Black-Scholes pricing model.

Description of Series A Preferred Stock

Also in connection with the sale of the Debentures, the Company agreed to issue one share of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), for every $1,000.00 of principal amount of Debentures purchased by TCP. The Series A Preferred Stock is designed to give holders of the Debentures certain voting rights while the Debentures remain outstanding and each share of Series A Preferred Stock is entitle to vote 5,714 votes, as further described below.

Description of Stockholders Agreement

In connection with the Purchase Agreement, the Company, TCP and Colin Dyne, the Company’s Chief Executive Officer and a director, entered into a Stockholders Agreement (the “Stockholders Agreement”). As contemplated by the Stockholders Agreement, at the second closing the Company increased the size of its Board of Directors (the “Board”) from three members to six members and appointed William Sweedler, Matthew D. Eby and Richard Gersten, each a Partner at Tengram Capital Partners, an affiliate of TCP, to serve as directors. Mr. Sweedler, Mr. Eby and Mr. Gersten will serve as Class I, Class II and Class III directors, respectively, for terms expiring at the 2012, 2013 and 2014 annual meeting of stockholders, respectively, and/or until their respective successors have been elected and qualified. At the second closing, William Sweedler was also appointed to serve as Chairman of the Board. Also pursuant to the Stockholders Agreement:

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	The maximum size of the Board shall not be increased to greater than seven (7) directors except with the consent of Mr. Dyne and TCP.

•	In connection with any director nominees to be submitted to holders of Common Stock for election at a stockholders’ meeting, TCP shall have the right to nominate a number of nominees for director such that the number of directors that will be serving on the Board (determined immediately following the election of directors and assuming that the director nominees designated by TCP are elected to the Board) that have been appointed or nominated by TCP equals three.

•	In connection with any director nominees to be submitted to holders of Common stock for election at a stockholders’ meeting, a committee of the Company’s Board comprised solely of directors then serving on the Board who were not nominated or appointed by TCP (the “Special Committee”), acting by majority vote, shall have the right to nominate a number of nominees for director such that the number of directors that will be serving on the Board (determined immediately following the election of directors and assuming that the director nominees designated by the Special Committee are elected to the Board) that have been nominated by the Special Committee or who were serving on the Board prior to the closing of the financing equals three.

•	All board nominees other than those described above, if any, to be presented to the Company’s stockholders for election will be designated by the full Board, acting by majority vote.

•	TCP and Dyne agree to vote all of their Common Stock and voting Preferred Stock, and to take all other necessary or desirable actions within such stockholder’s control, and the Company agrees to take all necessary and desirable actions within its control, to cause the election, removal and replacement of directors and members of committees as described in the Stockholders Agreement, including by voting all of such stockholder’s shares of Common Stock and voting Preferred Stock for the election of the Board’s nominees for director.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Mr. Dyne will provide TCP with a right of first refusal with respect to any shares of the Company’s voting securities that Mr. Dyne proposes to sell in a negotiated transaction.

•	TCP will provide Mr. Dyne with a tag-along right, providing Mr. Dyne with the right to sell his shares of the Company’s voting securities in a transaction where TCP is selling its shares of the Company’s voting securities.

•	The Company agrees to provide TCP with a preemptive right, pursuant to which TCP will have the right, subject to certain exceptions set forth in the Stockholders Agreement, to acquire in a subsequent issuance of securities by the Company a number of offered securities that will allow TCP to maintain its percentage ownership of the Company’s voting securities.

Termination of a Material Definitive Agreements

The proceeds received from the first closing of the financing were used in part to repay the following indebtedness of the Company and its subsidiaries:

Rosenthal Indebtedness

All indebtedness owed by William Rast Sourcing under its factoring facility with Rosenthal & Rosenthal as further described in Note 4. In connection with the repayment, the following agreements were terminated: (i) Factoring Agreement effective as of October 7, 2010 by and between Rosenthal & Rosenthal, Inc. and William Rast Sourcing; (ii) Inventory Security Agreement effective as of October 7, 2010 by William Rast Sourcing in favor of Rosenthal & Rosenthal, Inc.; (iii) Assignment Agreement effective as of October 7, 2010 by and between William Rast Licensing and Rosenthal & Rosenthal, Inc.; and (iv) guarantees of the Company, Bella Rose, Versatile and Colin Dyne in favor of Rosenthal.

Mobility Indebtedness

All indebtedness owed by William Rast Licensing to Mobility Special Situations I, LLC (“Mobility”), pursuant to that certain promissory note in the original aggregate principal amount of $750,000 issued to Mobility as further described in Note 13. Prior to its repayment, the promissory note was secured by the assets of William Rast Licensing and was guaranteed by the Company, William Rast Sourcing, William Rast Retail, Bella Rose and Versatile. In connection with the repayment, the following agreements were terminated (other than with respect to obligations that survive the termination of such agreements): (i) the Promissory Note entered into on August 13, 2010 by William Rast Licensing in favor of Mobility; (ii) Borrower Security Agreement entered into on August 13, 2010 by William Rast Licensing in favor of Mobility; (iii) Guarantor Security Agreement entered into on August 13, 2010 by People’s Liberation, Versatile, Bella Rose, William Rast Sourcing and William Rast Retail in favor of Mobility; (iv) Guaranty dated August 13, 2010 granted in favor of Mobility by People’s Liberation, Versatile, Bella Rose, William Rast Sourcing and William Rast Retail. Mobility is an entity owned in part by Mark Dyne, the brother of the Company’s Chief Executive Officer, Colin Dyne, and New Media Retail Concepts, LLC, an entity owned by Gerard Guez, a significant beneficial owner of the Company’s Common Stock.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Monto Indebtedness

All indebtedness owed by William Rast Licensing to Monto Holdings (Pty) Ltd. (“Monto”), pursuant to that certain promissory note in the original aggregate principal amount of $1,000,000 as further described in Note 14. Prior to its repayment, the promissory note was secured by the assets of William Rast Licensing and was guaranteed by the Company, William Rast Sourcing, William Rast Retail, Bella Rose, and Versatile. In connection with the repayment, the following agreements were terminated (other than with respect to obligations that survive the termination of such agreements): (i) the Promissory Note entered into on August 18, 2011 by William Rast Licensing in favor of Monto; (ii) Borrower Security Agreement entered into on August 18, 2011 by William Rast Licensing in favor of Monto; (iii) Guarantor Security Agreement entered into on August 18, 2011 by People’s Liberation, Versatile, Bella Rose, William Rast Sourcing and William Rast Retail in favor of Monto; (iv) Guaranty dated August 18, 2011 granted in favor of Monto by People’s Liberation, Versatile, Bella Rose, William Rast Sourcing and William Rast Retail.

Changes in Control

Pursuant to the Purchase Agreement, at the first closing the Company issued to TCP a Warrant to purchase 3,428,571 shares of Common Stock and 3,000 shares of Series A Preferred Stock. At the second closing, the Company will issue up to an additional 11,500 shares of Series A Preferred Stock to TCP and Warrants to purchase up to 13,142,857 shares of Common Stock.

As further described below, the holders of Series A Preferred Stock vote together as a single class with the holders of Common Stock on all matters requiring approval of the holders of Common Stock, except that each share of Preferred Stock is entitled to 5,714 votes. Therefore, TCP has the right to vote 82,853,000 shares of the Company’s Common Stock (which excludes any shares obtained upon exercise of the warrants). This represents 69.7% of the Company’s outstanding voting securities. The issuance of the securities to TCP in the financing allows TCP to control all matters submitted for approval to the holders of Common Stock. However, pursuant to the Stockholders Agreement and notwithstanding TCP’s ownership of a majority of the Company’s voting securities, TCP does not have the right to elect a majority of the directors serving on the Company’s Board.

Amendment to Certificate of Incorporation

On February 3, 2012, the Company amended its certificate of incorporation by creating a new series of preferred stock designated Series A Preferred Stock, by filing with the Delaware Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. The Certificate of Designation sets forth the rights, preferences, privileges and restrictions of the Series A Preferred Stock, which include the following:

•	The authorized number of shares of Series A Preferred Stock is 19,400, having a par value $0.001 per share and a stated value of $1,000.00 per share (“Stated Value”).

•	Holders of Series A Preferred Stock are not entitled to dividends or any liquidation preference.

•	Series A Preferred Stock may only be transferred by a holder of such stock to a transferee if such transfer also includes a transfer to the transferee of $1,000.00 in principal amount of Debentures for each one share of transferred Series A Preferred Stock.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	The holders of Series A Preferred Stock vote together as a single class with the holders of Common Stock on all matters requiring approval of the holders of Common Stock, except that each share of Preferred Stock is entitled to 5,714 votes per share (which is the number of shares of Common Stock a Debenture holder would receive if it converted $1,000.00 in principal amount of Debentures into Common Stock at a conversion price of $0.175), which number of votes per share is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions relating to the Company’s Common Stock.

•	As long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of such holders, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

•	Upon conversion of the principal amount of a Debenture, in whole or in part, into shares of Common Stock or upon the repayment of the principal amount of a Debenture, in whole or in part, by the Company, the Company has the right to and will redeem from the Debenture holder at a price of $0.001 per share, a number of shares of Series A Preferred Stock determined by dividing (i) the outstanding principal amount of the Debenture that has been repaid or converted into Common Stock, as applicable by (ii) the Stated Value.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presented below are the proforma effects of the Securities Purchase Agreement and other related agreements entered into by the Company on February 2, 2012 on the Company's consolidated balance sheet as if the transaction occurred on December 31, 2011:

Consolidated Balance Sheet December 31, 2011 (condensed)	Historical	Proforma Adjustments	Proforma Balances
Assets

Cash	$242,791	11,809,227	$12,052,018
Other current assets	760,335		760,335
Total current assets	1,003,126		12,812,353
Long-term assets	1,185,273		1,185,273
Total assets	$2,188,399	11,809,227	$13,997,626

Liabilities and Stockholders’ Equity

Due to factor	$155,571	(155,571)	$-
Notes payable	1,750,000	(1,750,000)	-
Other current liabilities	4,954,660	59,020	5,013,680
Total current liabilities	6,860,231		5,013,680

Total long-term liabilities	743,965		743,965
Total liabilities	7,601,496		5,757,645

Senior secured convertible debentures (1)	-	9,794,778	9,794,778

Stockholders’ equity:
Preferred stock series A (1)	-	3,648,000	3,648,000
Common stock	36,002		36,002
Additional paid-in capital	2,338,765	213,000	2,551,765
Accumulated deficit	(7,790,564)		(7,790,564)
Total stockholders’ equity	(5,415,797)		(1,554,797)

Total liabilities and stockholders’ equity	$2,188,399	11,809,227	$13,997,626

(1) The Company is finalizing the accounting effects of this transaction on its balance sheet, including the allocation of purchase price between the Senior Secured Convertible Debentures and the Preferred Stock Series A. The Company is also considering the classification of the Senior Secured Convertible Debentures on its balance sheet and has not determined if the amount allocated to the Senior Secured Convertible Debentures will be included in long-term liabilities or between long-term liabilities and equity (mezzanine). As a result, the proforma balance sheet presented above may not reflect the final accounting for this transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

Members of the our management, including our Chief Executive Officer and Chief Financial Officer, Colin Dyne, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2011, the end of the period covered by this report. Based upon that evaluation, Mr. Dyne has concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors is divided into three classes designated Class I, Class II and Class III. Directors hold office for staggered terms of three years. One of the three classes is elected each year to succeed the directors whose terms are expiring. The Class I, Class II and Class III directors serve terms that expire in 2012, 2013 and 2014, respectively.

The following table provides the name, age and position of each of our executive officers and directors as of March 30, 2012. There are no family relationships between our executive officers and directors.

Name	Age	Position with People’s Liberation

Class I Director: (Term Expiring in 2012)
Colin Dyne	47	Class I Director, Chief Executive Officer, Chief Financial Officer and Secretary
William Sweedler	45	Class I Director, Chairman of the Board of Directors
Class II Director: (Term Expiring in 2013)
Susan White	60	Class II Director
Matthew Eby	40	Class II Director
Class III Director Nominee: (Term Expiring in 2014)
Al Gossett	59	Class III Director
Richard Gersten	46	Class III Director

Other Executive Officers:
Andrea Sobel	44	President of Marketing

Board of Directors

Colin Dyne became our Chief Executive Officer and a director of the company on May 21, 2007 and our Chief Financial Officer effective December 30, 2010. Colin Dyne also became our Secretary on January 31, 2012. Colin Dyne is a significant stockholder of the company, and served as a consultant to the company from December 2005 until May 2007, advising on strategic sales initiatives. Mr. Dyne also served as Vice Chairman of the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon zippers, until July 2010. Mr. Dyne founded Tag-It, Inc., a subsidiary of Talon, in 1991. Mr. Dyne served as Talon’s President from inception and as its Chief Executive Officer from 1997 to 2005. Mr. Dyne was selected to become a director of the company due to his knowledge of the apparel industry.

William Sweedler has served as Chairman of the Board since February 22, 2012 and was selected to become the chairman of the company due to his knowledge of the apparel industry and because of his experience in managing and developing brands. Mr. Sweedler was appointed to our Board in connection with our financing transaction with TCP WR Acquisition, LLC in February 2012 (see Note 28 to our Consolidated Financial Statements for further details). Mr. Sweedler is presently Co-Founder and Partner of Tengram Capital Partners, a consumer private equity firm formed to invest in the consumer and retail sectors. He was formerly Chairman & CEO of Windsong Brands, a diversified brand development and investment company that specialized in the acquisition, growth, licensing, and comprehensive management of consumer branded intellectual property and businesses. Mr. Sweedler has over 20 years of experience in the consumer sector as an operator and strategic investor. Current portfolio companies and investments include Ellen Tracy, Joe's Jeans, Field & Stream, Caribbean Joe, Atlantis Weathergear, Carlos Falchi, Sharper Image, and Design Within Reach. Prior to founding Windsong Brands, he was President & CEO of Joe Boxer, a wholly owned division of the Iconix Brand Group (NASDAQ: ICON) of which he was Executive Vice President and Director. Prior to Mr. Sweedler joining Iconix Brand Group, he was a founder of Windsong Allegiance Group (“WAG”), a diverse apparel marketer and brand manager. While CEO of WAG, he led the acquisition and restructuring of Joe Boxer, Hathaway Shirt Company, Como Sport, and New Frontier. He was responsible for licensing the Joe Boxer brand to Kmart, now Sears Holding Corporation, and Hathaway to Costco. Mr. Sweedler also led the merger, re-structure, and sale of the Joe Boxer, Hathaway, and New Frontier divisions of WAG. Mr. Sweedler has served as a director to Iconix Brand Group and Bank of Westport (NASDAQ: BWST). He is currently Co-Chairman of Ellen Tracy, Caribbean Joe and Carlos Falchi. He is also a director at Field & Stream, Skip Barber Racing, and Design Within Reach (OTC: DWRI). Mr. Sweedler graduated from Babson College with a BS in Finance and Investments and joined Polo Ralph Lauren for four years prior to co-founding WAG.

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

Matthew Eby joined our Board of Directors on February 22, 2012 and was selected to become a director of the company due to his knowledge of the apparel industry and because of his experience in managing and developing brands. Mr. Eby was appointed to our Board in connection with our financing transaction with TCP WR Acquisition, LLC in February 2012 (see Note 28 to our Consolidated Financial Statements for further details). Mr. Eby is presently Co-Founder and Partner of Tengram Capital Partners. From 2003 to 2010, prior to founding Tengram, Mr. Eby was the founder and Chief Investment Officer of JAWS Estates Capital, the private investment office of Barry Sternlicht and the Sternlicht family. In his capacity as CIO, he was responsible for investment and asset allocation decisions and recommendations across a broad spectrum of asset classes and investment strategies. His responsibilities included leading investments in hedge funds, private equity funds, direct transactions in a broad array of public markets and direct transactions in private companies. During his tenure at JAWS, Mr. Eby invested in and led numerous private equity transactions. Mr. Eby developed an investment strategy that focused on branded consumer goods and intellectual property. In this space, Mr. Eby led investments in Field & Stream, Ellen Tracy, Joe’s Jeans, Caribbean Joe, and Carlos Falchi. Mr. Eby currently serves on the Boards of Directors of Brand Matter, Field & Stream, and Carlos Falchi. Prior to founding JAWS, Mr. Eby was an associate at Morgan Stanley from 2002-2003 and prior to entering the investment industry, he served five years as an officer in the U.S. Navy. Mr. Eby is a graduate of the United States Naval Academy and Harvard Business School.

Al Gossett joined our Board of Directors on December 14, 2011. Mr. Gossett was appointed to our Board of Directors in connection with the restructuring of the ownership of our William Rast branded apparel business (see Note 9 to our Consolidated Financial Statements for further information). Mr. Gossett is President, CEO and owner of Gossett Automotive Group, which he founded in 1988.  Gossett Automotive Group consists of 17 automotive dealerships located in Memphis, TN and Atlanta, GA.  The various brands under this umbrella of dealerships include Volkswagen, Porsche, Audi, Bentley, Kia, Hyundai, Chrysler, Jeep, Dodge, Ram, Mazda, Mitsubishi and FIAT.  Mr. Gossett has been involved in the auto dealership industry since 1975.  In 1988, he acquired his first dealership.  During the course of his career, Mr. Gossett has chaired or served on a number of district, regional and national dealer boards within the industry, including Chrysler, Jeep, Dodge, Chrysler Financial, Volkswagen and Volkswagen Financial.  Since June 2009, Mr. Gossett has served on the board of directors of Landmark Community Bank in Collierville, TN, a suburb of Memphis, TN.  Since 2005, Mr. Gossett has also served as the managing partner of JALP, LLC (d/b/a ful), a wholesale business engaged in the global distribution of backpacks, luggage and apparel.  Mr. Gossett attended Northwestern University.

Richard Gersten joined our Board of Directors on February 22, 2012 and was selected to become a director of the company due to his experience in managing and developing brands. Mr. Gersten was appointed to our Board in connection with our financing transaction with TCP WR Acquisition, LLC in February 2012 (see Note 28 to our Consolidated Financial Statements for further details). Mr. Gersten is presently a Partner of Tengram Capital Partners. Mr. Gersten has over 18 years of experience in the private equity industry and has spent the last 13 years focused exclusively on the consumer sector. Prior to joining Tengram, he was a Partner at Catterton Partners, a leading private equity firm with an exclusive focus on providing equity capital to small to middle market consumer companies. During his time at Catterton, he was responsible for sourcing, evaluating and executing transactions in the consumer industry and post investment monitoring for companies. Mr. Gersten served on the board of directors of Strivectin, Sun Water Sysems (d/b/a Aquasana), Van's Natural Foods, Monosol, and Dr. Miracle’s. Prior to joining Catterton, Mr. Gersten was a Partner at North Castle Partners, a private equity firm focused on consumer investments that benefit from healthy living and aging trends. During his time at North Castle, he originated, executed and monitored investments primarily in the personal care, fitness and recreation and nutrition industries. He successfully completed investments in and served on the board of directors of Enzymatic Therapy, Avalon Natural Products, HDS Cosmetics (d/b/a DDF Skincare) and GloMinerals. Prior to joining North Castle, Mr. Gersten was a Principal at NMS Capital, the merchant banking arm of NationsBanc Montgomery Securities. Prior to joining NMS Capital, he spent five years at BT Capital Partners, the private equity arm of Bankers Trust, where he helped originate, evaluate and monitor both control and minority investments in middle market companies. Prior to joining BT Capital, Mr. Gersten was an Associate at Chemical Bank. Mr. Gersten received a B.S. in Economics from Union College (N.Y.) and an M.B.A. from the Wharton School at the University of Pennsylvania.

Other Executive Officers

Andrea Sobel has served as our President of Licensing since January 31, 2012 and as our Executive Vice President of Branding and Licensing from May 2008 to January 2012. Ms. Sobel has over 15 years of experience in licensing, marketing and brand development. Since 2007, she was Vice President of Marketing with SANRIO, where she was responsible for market development and brand positioning of that company's Hello Kitty and other character brands. Between 2004 and 2007 and between 1999 and 2002, she was also a principal and licensing, merchandising and marketing consultant with ALS Consulting, a firm specializing in marketing and brand development. Between 2002 and 2004, Ms. Sobel was Director of Licensing and Business Development for Murad, Inc. From 1990 to 1999, she was with Guess?, Inc. in a series of progressively responsible positions culminating with Vice President of Licensing and Product Development from 1995 to 1999. She holds a Bachelor of Arts in History and Spanish from the University of California at Berkeley and an MBA from UCLA's Anderson School of Business.

Director Independence

We do not have a separately designated audit, compensation or nominating committee of our board of directors and the functions customarily delegated to these committees are performed by our full board of directors. We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors. We have, however, determined that of our four directors who served during our last completed fiscal year, Susan White, Dean Oakey and Al Gossett were “independent” as that term is defined in Section 5605 of the NASDAQ Listing Rules as required by the NASDAQ Stock Market. As we do not maintain an audit committee, we do not have an audit committee "financial expert" within the meaning of Item 407(d) of Regulation S-K.

Following the addition of Mr. Sweedler, Mr. Eby and Mr. Gersten to the Board, the company is contemplating the formation of an audit committee, compensation committee, and nominating and corporate governance committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2011, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except for the filing of one late report on Form 4 reporting late one transaction by Andrea Sobel and one late report on Form 3 reporting one late transaction by Monto Holdings (Pty) Ltd.

Code of Ethics

We have adopted a Code of Ethics applicable to all of our Board members and to all of our employees and executive officers, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. The Code of Ethics has been publicly filed with the SEC as an exhibit to this Annual Report on Form 10-K. Our code of ethics is posted on our Internet website located at www.pplbusa.com in the section titled “Investor Relations---Corporate Governance.” You may also request a copy of the Code of Ethics by writing or calling us at:

SEQUENTIAL BRANDS GROUP, INC.

Attn: Investor Relations

17383 Sunset Boulevard, Suite A210

Pacific Palisades, CA 90272

(213) 745-2123

Any waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed in a report on Form 8-K filed with the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid for services provided to us in all capacities for each of the two fiscal years ended December 31, 2011 and 2010 as to Colin Dyne, the only person serving as our Chief Executive Officer during 2011 and Andrea Sobel, the only other executive officer who was serving as an executive officer at the end of the 2011 fiscal year whose compensation exceeded $100,000 (referred to as named executive officers).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
Colin Dyne Chief Executive Officer and Chief Financial Officer	2011	395,004	275,000	71,000	61,407	802,411
	2010	395,004	-	-	63,688	458,692
Andrea Sobel President of Licensing	2011	200,016	25,000	6,128	16,446	247,590
	2010	200,016	-	-	17,688	217,704

(1)	The amounts in this column represent the grant date fair value with respect to stock options granted in the applicable fiscal year. For additional information on the valuation assumptions with respect to option grants, including the options granted in 2011, please see Note 17 to our financial statements for the years ended December 31, 2011 and 2010. The amount does not reflect the actual value that may be realized by the named executive officer which depends on the value of our shares in the future.

(2)	Other compensation indicated in the above table consists of medical and disability insurance and car allowances and expenses. Included in other compensation for Mr. Dyne for the year ended December 31, 2011 and 2010 are approximately $29,000 and $27,000 of medical insurance expenses, respectively and a car allowance of $2,000 per month.

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

Severance and Change of Control Arrangements

We do not have a formal plan for severance or separation pay for our employees and officers, with the exception of Colin Dyne and Andrea Sobel (as further described below). In the future, we may include severance provisions in employment agreements of our employees or other officers that could be triggered in the event of involuntary termination without cause or in the event of a change in control.

Other Benefits

In order to attract and retain highly qualified executives, we provide our named executive officers with automobile allowances that we believe are consistent with current market practices. Our executives also may participate in our 401(k) plan.

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

Compensation for Fiscal Year Ended December 31, 2011

In the fiscal year ended December 31, 2011, we compensated our executive officers through base salary, bonuses and perquisites, which consisted of medical and disability insurance and car allowances and expenses. The following is a description of the material terms of each of our named executive officer’s employment arrangements with us:

Colin Dyne

On May 21, 2007, our Board of Directors appointed Colin Dyne as our Chief Executive Officer and Co-Chairman of the Board of Directors, and Mr. Dyne became our Chief Financial Officer effective December 30, 2010. Mr. Dyne received a base salary of $395,000 during 2010 and 2011 and also received medical insurance reimbursements and an auto allowance of $2,000 per month. As determined by the Company’s Board of Directors based on the company’s performance, Mr. Dyne did not receive annual bonuses for the years ended December 31, 2011 and 2010. However, on February 3, 2011, a cash bonus of $275,000 was paid to Mr. Dyne in connection with the successful resolution of our litigation with Charlotte Russe. On February 3, 2011, Mr. Dyne was also awarded an option to purchase 3,000,000 shares of our common stock at an exercise price of $0.15 per share. The option has a term of ten years, vested immediately, and was granted outside our 2005 Stock Incentive Plan. The option was granted to Mr. Dyne as compensation for personal guaranties Mr. Dyne provided in connection with the company’s factoring arrangements.

On December 14, 2011, we entered into an employment agreement with Colin Dyne pursuant to which Mr. Dyne will continue to serve as our Chief Executive Officer for a term of five years, which term will automatically renew for successive one year periods unless we or Mr. Dyne elect not to extend the term of the agreement.  During the term of the Agreement, Mr. Dyne will receive a base salary of $650,000 per annum which is subject to increase and will be eligible to receive an annual cash performance bonus.

In the event Mr. Dyne’s employment is terminated without cause or by Mr. Dyne for good reason, Mr. Dyne will receive all earned but unpaid base salary and accrued but unpaid vacation through the date of termination as well as earned bonuses that have not been paid for prior fiscal years (collectively, the “accrued obligations”).  Mr. Dyne will also receive a severance amount equal to the greater of (i) 1.5 times his base salary then in effect and (ii) an amount equal to the base salary that Mr. Dyne would have received for the remainder of the term of the agreement had Mr. Dyne’s employment continued until the end of the employment period.  In addition, Mr. Dyne will receive a pro-rated annual bonus for the year in which he was terminated (the “pro-rated bonus”) and all outstanding equity awards previously granted to Mr. Dyne will accelerate and become fully vested on the date of his termination.

If Mr. Dyne’s employment is terminated as a result of his death or disability, we will pay to Mr. Dyne or his estate all accrued obligations, a lump sum equal to 100% of his then effective base salary and the pro-rated bonus.  In addition, all outstanding equity awards previously granted to Mr. Dyne will accelerate and become fully vested on the date of his termination.  In the event Mr. Dyne is terminated for cause or Mr. Dyne terminates his employment without good reason, we will have no further obligations to Mr. Dyne except to pay Mr. Dyne all accrued obligations.

Andrea Sobel

On May 22, 2008, Andrea Sobel was appointed our Executive Vice President of Branding and Licensing. On January 31, 2012, Ms. Sobel was appointed our President of Licensing. Ms. Sobel entered into an employment agreement with us on May 16, 2008. Pursuant to the agreement, Ms. Sobel is employed on an "at-will" basis, and received an initial base salary of $200,000 per annum. Ms. Sobel also received medical insurance reimbursements and an auto allowance of $500 per month. Ms. Sobel did not receive annual bonuses for the years ended December 31, 2011 and 2010. However, on February 3, 2011, a cash bonus of $25,000 was paid to Ms. Sobel in connection with the successful resolution of the Company’s litigation with Charlotte Russe, as discussed in Note 10. On February 3, 2011, our Board of Directors approved an award to Ms. Sobel of options to purchase 500,000 shares of common stock at an exercise price of $0.15 per share. The options have a term of ten years and vest in thirty equal monthly installments beginning February 1, 2011 through August 1, 2013.

On December 14, 2011, we entered into an employment agreement with Ms. Sobel pursuant to which Ms. Sobel will serve as our President of Licensing for a term of three years, which term will automatically renew for successive one year periods unless the company or Ms. Sobel elects not to extend the term of the agreement.  During the term of the agreement, Ms. Sobel will receive a base salary of $250,000 per year, which is subject to increase and will be eligible to receive an annual cash performance bonus.  Pursuant to the agreement, Ms. Sobel was also granted a ten year option to purchase 750,000 shares of common stock at an exercise price of $0.20 per share.  The options vest in equal quarterly installments over a period of three years beginning on March 14, 2012.

In the event Ms. Sobel’s employment is terminated without cause, Ms. Sobel will receive all earned but unpaid base salary and accrued but unpaid vacation through the date of termination as well as earned bonuses that have not been paid for prior fiscal years.  Ms. Sobel will also receive a severance amount equal to 2.0 times her base salary then in effect if she is terminated without cause in the first year of her agreement and if she is terminated without cause after the first year of her agreement, Ms. Sobel will receive a severance amount equal to the base salary that Ms. Sobel would have received for the remainder of the term of the agreement had Ms. Sobel’s employment continued until the end of the employment period.  In addition, if Ms. Sobel is terminated without cause, all outstanding equity awards previously granted to Ms. Sobel will accelerate and become fully vested on the date of her termination.

Outstanding Equity Awards at Fiscal Year-End 2011

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2011. None of the named executive officers exercised options during the fiscal year ended December 31, 2011.

		Number of Securities Underlying Unexercised Options (#)
Name	Grant Date	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date
Colin Dyne	February 3, 2011 (1)	1,000,000	--	0.15	February 3, 2021

Andrea Sobel	May 16, 2008 (2)	200,000	--	0.40	May 16, 2018
	June 12, 2009 (3)	28,125	16,875	0.20	June 12, 2019
	February 3, 2011 (4)	183,333	316,667	0.15	February 3, 2021
	December 14, 2011 (5)	--	750,000	0.20	December 14, 2021

(1)	These options vested immediately on the date of grant.

(2)	These stock options vested 50% on May 1, 2009, and the remaining 50% vested in equal monthly installments thereafter through October 1, 2010.

(3)	These stock options vest 25% on June 12, 2010 and the remaining 75% vest in equal monthly installments thereafter through July 12, 2013.

(4)	These stock options vest in thirty equal monthly installments beginning February 1, 2011 through August 1, 2013.

(5)	These stock options vest in equal quarterly installments over three years beginning March 14, 2012 through December 14, 2014.

Director Compensation

The following table details the total compensation earned by the company’s non-employee directors in 2011:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dean Oakey (1)	10,000	-	-	10,000
Susan White	10,000	-	-	10,000
Al Gossett (2)	-	-	-	-
Total	20,000	-	-	20,000

(1)	Mr. Oakey resigned from our Board of Directors on November 21, 2011.

(2)	Mr. Gossett was appointed to our Board of Directors on December 14, 2011.

The general policy of our Board is that compensation for non-employee directors should be a mix of cash and equity based compensation. We do not pay management directors for Board service in addition to their regular employee compensation. Currently, we pay our non-employee directors an annual fee of $10,000. Our directors are also reimbursed for travel expenses associated with attendance at Board meetings. There were no reimbursements for travel expenses for the fiscal year ended December 31, 2011.

We do not have a formal policy with regard to option grants to our Board of Directors. However, when a director is elected or appointed to our Board, we generally follow a practice of granting an options to such director to purchase up to 30,000 shares of our common stock, with the size of the option grant being determined based on the number of months the new director will serve as a director in the fiscal year in which the option grant is awarded. Thereafter, we generally issue annual option grants to all non-employee directors to purchase up to 48,000 shares. In June 2011 and 2010, there were no option grants to our non-employee directors.

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

In general, options will vest over various periods ranging from immediate vesting to vesting over four years. The vesting period is generally determined by the number of past years employed with the company. The term of options granted under our 2005 Stock Incentive Plan may not exceed 10 years.

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

In addition to the indemnification required in our Amended and Restated Certificate of Incorporation and bylaws, we have entered into indemnity agreements with each of our officers, former officers Darryn Barber and Thomas Nields, directors and key employees. These agreements provide for the indemnification of our directors, officers and key employees for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were our agents. We believe these indemnification provisions and agreements are necessary to attract and retain qualified directors, officers and key employees.

A stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees regarding which indemnification by us is sought, nor are we aware of any threatened litigation that may result in claims for indemnification, other than as described elsewhere in this report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of our common stock as of March 30, 2012 by:

•	each of the executive officers listed in the summary compensation table;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each shareholder known to us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options, warrants and other derivative securities from the Company that are currently exercisable or convertible, or exercisable or convertible within 60 days of March 30, 2012 are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or other convertible security for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 36,002,563 shares of our common stock outstanding on March 30, 2012. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o Sequential Brands Group, Inc., 17383 Sunset Boulevard, Pacific Palisades, CA 90272.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Colin Dyne (1) Director, Chief Executive Officer, Chief Financial Officer and Secretary	10,531,560	27.0%
William Sweedler (2) Chairman of the Board of Directors	99,428,570	73.4%
Matthew Eby (2) Director	99,428,570	73.4%
Richard Gersten (2) Director	99,428,570	73.4%
Al Gossett	-	-
Susan White (3) Director	102,000	*
Andrea Sobel (4) President of Licensing	933,020	*

Named Directors and officers as a group (7 persons) (5)	110,995,150	79.6%

5% Shareholders:
Gerard Guez (6)	10,698,387	29.7%
Monto Holdings (Pty) Ltd. (7)	16,250,000	31.1%
TCP WR Acquisition LLC (2)	96,428,570	73.4%

___________________________

*	Less than 1%

(1)	Consists of 7,531,560 shares of common stock and options to purchase 3,000,000 shares of common stock.

(2)	Consists of debentures convertible into 82,857,142 shares of our common stock and 16,571,428 warrants to purchase shares of our common stock at an exercise price of $0.175 per share issued to TCP WR Acquisition LLC. Our directors, William Sweedler, Matthew Eby and Richard Gersten, as co-managing members of Tengram Capital Associates, LLC, which is the managing member of TCP WR Acquisition, LLC, exercise voting and investment authority over the shares issuable upon conversion of the debentures and the shares issuable upon exercise of the warrants held by this company. The address of TCP WR Acquisition LLC is 15 Riverside Avenue, Floor 1, Westport, CT 06880.

(3)	Consists of 102,000 options to purchase common stock.

(4)	Consists of 933,020 options to purchase common stock.

(5)	Consists of 7,531,560 shares of common stock, options to purchase 4,035,020 shares of common stock, debentures convertible into 82,857,142 shares of our common stock and 16,571,428 of warrants to purchase shares of our common stock at an exercise price of $0.175 per share.

(6)	Consists of 10,698,387 shares of common stock. The address of Gerard Guez is 9000 Sunset Boulevard, Penthouse West Hollywood, CA 90069.

(7)	Consists of 3,750,000 warrants to purchase shares of common stock at an exercise price of $0.20 per share and 12,500,000 warrants to purchase our common stock at an exercise price of $0.08 per share. Ronald Dyne exercises voting and investment authority over the shares issuable upon exercise of the warrants held by this company. The address of Monto Holdings (Pty), Ltd. is Level 3, 100 New South Head Road, Edgecliff NSW 2027.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	3,772,000	$0.42	1,728,000
Equity compensation plans not approved by security holders	19,690,000	$0.12	--
Total	23,462,000		1,728,000

(1)	Consists of shares underlying our 2005 Stock Incentive Plan, of which an aggregate of 5,500,000 shares have been reserved for issuance. All outstanding awards under the 2005 option plan consist of stock options.

Material Features of Individual Equity Compensation Plans not Approved by Stockholders

On August 18, 2011, we issued a warrant to purchase 12,500,000 shares of our common stock to Monto Holdings (Pty) Limited in conjunction with a note payable as further described elsewhere in this report. The warrant has an exercise price of $0.08, a term of five years and is exercisable immediately. No proceeds were received by us as a result of the warrant issuance.

On June 24, 2011, the Company issued a warrant to purchase 3,750,000 shares of its common stock to Monto Holdings (Pty) Limited in connection with an asset purchase agreement as further described in Note 12 to the consolidated financial statements. The warrant has an exercise price of $0.20, a term of five years and is exercisable immediately. No proceeds were received by us as a result of the warrant issuance.

On February 3, 2011, Colin Dyne, our Chief Executive Officer, was awarded an option to purchase 3,000,000 shares of our common stock at an exercise price of $0.15 per share. The option has a term of ten years, vested immediately, and was granted outside our 2005 Stock Incentive Plan. The option was granted to Mr. Dyne as compensation for personal guaranties Mr. Dyne provided in connection with the company’s factoring arrangements.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the employment arrangements described above in “Executive Compensation” and the transactions described below, since January 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds $120,000; and

•	in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Officers and Directors and 5% Shareholders

William Sweedler, Matthew Eby and Richard Gersten are each directors of the company, and are the controlling members of Tengram Capital Associates, LLC which has the sole voting control over TCP WR Acquisition, LLC. As further described in Footnote 28 to the company’s Consolidated Financial Statements, which disclosure is incorporated herein by reference, on February 2, 2012, the company entered into a Securities Purchase Agreement with TCP WR Acquisition, LLC pursuant to which the company sold debentures, warrants and Series A Preferred Stock to TCP.

Colin Dyne became our Chief Executive Officer and a director of the company on May 21, 2007 and our Chief Financial Officer effective as of December 31, 2010. Mr. Dyne served as Vice Chairman of the Board of Directors of Talon International, Inc. (OTCBB: TALN), owner of Talon zippers, until July 2010. Mr. Dyne founded Tag-It, Inc., a subsidiary of Talon, in 1991. Mr. Dyne served as Talon’s President from inception and as its Chief Executive Officer from 1997 to 2005. During the years ended December 31, 2011 and 2010, we purchased trim products from Talon amounting to approximately $226,000 and $123,000, respectively.

During the year ended December 31, 2011, Mr. Dyne loaned the company $230,000 in the form of unsecured, non-interest bearing advances. There were no formal terms of repayment, however, the entire balance was repaid to Mr. Dyne in 2011.

On August 13, 2010, our subsidiary, William Rast Licensing, entered into a promissory note in the amount of $750,000 with Mobility Special Situations I, LLC (“Mobility”), an entity owned in part by Mark Dyne, the brother of our Chief Executive Officer, Colin Dyne, and New Media Retail Concepts, LLC, an entity owned by Gerard Guez, a significant beneficial owner of our common stock. The promissory note had an interest rate of 8%, payable monthly in arrears, and was due February 13, 2012. The promissory note was secured by the assets of William Rast Licensing and was guaranteed by our other entities under common control, including Sequential Brands Group, William Rast Sourcing, William Rast Retail, Bella Rose and Versatile Entertainment. The outstanding principal and interest balances of this promissory note were paid in full in February 2012 with the proceeds received from the securities purchase agreement as further described elsewhere in this report.

In connection with the promissory note discussed above, we also entered into an asset purchase agreement with New Media Retail Concepts, LLC and ECA Holdings II, LLC, an entity affiliated with Mark Dyne, on August 13, 2010. In exchange for $750,000 cash, we sold 50% of any future net proceeds, after legal fees and expenses, that we may receive as a result of our litigation with Charlotte Russe, as further described elsewhere in this report. We were not required to repay the $750,000 cash proceeds received from the asset purchase agreement regardless of a favorable or unfavorable outcome of the Charlotte Russe litigation. New Media Retail Concepts, LLC and ECA Holdings II, LLC received from Charlotte Russe, in respect to the interest they acquired in the litigation, a combined amount of $2.9 million of the settlement amount paid by Charlotte Russe pursuant to the settlement agreement entered into by all parties to the litigation on February 3, 2011.

We entered into the above mentioned promissory note and asset purchase agreement in order to fund a shortfall in cash flow from operations resulting from our litigation with Charlotte Russe. We experienced a significant decreased in net sales and cash flows from operations of our People’s Liberation business, and also incurred significant legal and other expenses related to the litigation. The $750,000 purchase price of the asset purchase agreement was determined to be the fair value of the transactions, which included the $750,000 promissory note, based on management’s evaluation of alternative financing arrangements and current market conditions. At the time we entered into these transactions, management in consultation with legal counsel, was unable to determine if we would prevail or, if in the event we did prevail, what the range of potential settlement could be.

In May 2010, our subsidiary, William Rast Sourcing, LLC, entered into a design and licensing agreement with the Target Corporation, as further described elsewhere in this report.  During the year ended December 31, 2011, Target made a direct payment of $250,000 to Justin Timberlake, a minority interest holder of William Rast Sourcing, on our behalf for his services related to the Target agreement.

Kenneth Wengrod, a former member of our Board of Directors, currently serves as President of FTC Commercial Corp., a company which he founded in 2002 and in which he continues to hold a minority equity position. We were party to a factoring agreement with FTC as further described elsewhere in this report. As of December 31, 2010, total factored accounts receivable with FTC included in due from (to) factor amounted to approximately $92,000. Net outstanding advances amounted to approximately $43,000 as of December 31, 2010, and are included in the due to factor balance. Mr. Wengrod resigned from our Board of Directors on July 12, 2010. Our factoring agreement with FTC was terminated in 2010.

Item 14. Principal Accounting Fees and Services

Our Board of Directors does not have an Audit Committee. The functions customarily delegated to an Audit Committee are performed by our full Board of Directors. Effective February 20, 2009, Crowe Horwath LLP became the Company’s principal independent accounting firm. All audit work for the fiscal year ended December 31, 2010 was performed by the full time employees of Crowe Horwath LLP.

Change in Independent Auditor

On April 21, 2011, our Board of Directors approved the engagement of Weinberg and Company as our new independent registered public accounting firm and on April 22, 2011, Crowe Horwath LLP was dismissed as our independent registered public accounting firm.

During our fiscal years ended December 31, 2010 and 2009 and through April 21, 2011, we did not consult with Weinberg and Company on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on our financial statements, and Weinberg and Company did not provide either a written report or oral advice to us that Weinberg and Company concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. At our annual meeting of stockholders held on June 17, 2011, our stockholders ratified the appointment of Weinberg and Company as our independent registered public accounting firm for the fiscal year ending December 31, 2011.

Information Pertaining to Crowe Horwath LLP

The audit reports of Crowe Horwath LLP on the financial statements of the Company as of and for the fiscal years ended  December 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of our financial statements for the fiscal years ended December 31, 2010 and 2009 and through April 21, 2011, there were: (i) no disagreements between the Company and Crowe Horwath LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Crowe Horwath LLP, would have caused Crowe Horwath LLP to make reference to the subject matter of the disagreement in their reports on our financial statements for such fiscal years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

We provided Crowe Horwath LLP a copy of the disclosures in our Current Report on Form 8-K filed on April 27, 2011 reporting the change in our independent registered public accounting firm and requested that Crowe Horwath LLP furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with our statements under Item 4.01 of the Current Report on Form 8-K. A copy of the letter dated April 27, 2011, furnished by Crowe in response to that request is filed as Exhibit 16.1 to the 8-K.

Fees Paid to Independent Accountants

Audit Fees

Fees for audit and review services provided by Weinberg and Company totaled approximately $62,000 during the year ended December 31, 2011, including fees associated with the December 31, 2011 audit, and the reviews of our quarterly financial statements for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011.

Fees for audit services provided by Crowe Horwath LLP totaled approximately $90,000 during the year ended December 31, 2011 for fees associated with our December 31, 2010 audit. Fees for audit and review services provided by Crowe Horwath LLP totaled approximately $149,000 during the year ended December 31, 2010, including fees associated with the December 31, 2010 audit, the reviews of our quarterly financial statements for the periods ended March 31, 2010, June 30, 2010 and September 30, 2010, and the restatement of our financial statements for the annual and quarterly periods beginning January 1, 2008 through March 31, 2010.

Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by our principal accountant that reasonably relate to the performance of the audit or review of our financial statements.

Tax Fees

There were no fees billed in each of the last two fiscal years for professional services by our principal accountant for tax compliance, tax advice, and tax planning.

All Other Fees

No other fees were incurred during the years ended December 31, 2011 and 2010 for services provided by Crowe Horwath LLP.

Generally, the Board approves in advance audit and non-audit services to be provided by our independent accounting firms. In other cases, in accordance with Rule 2-01(c)(7) of Securities and Exchange Commission Regulation S-X, the Board has delegated pre-approval authority to the Chairman of the Board for matters which arise or otherwise require approval between regularly scheduled meetings of the Board of Directors, provided that the Chairman reports such approvals to the Board at the next regularly scheduled meeting of the Board of Directors. No audit-related services were approved by the Board of Directors in accordance with Item 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal years ended December 31, 2011 and December 31, 2010.

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

SEQUENTIAL BRANDS GROUP, INC.

Date: March 30, 2012	/s/ Colin Dyne By: Colin Dyne Its: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Sequential Brands Group, Inc. do hereby constitute and appoint Colin Dyne with full power of substitution and resubstitution, as their true and lawful attorney and agent, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Colin Dyne Colin Dyne	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	March 30, 2012
/s/ Susan White Susan White	Director	March 30, 2012
/s/ Al Gossett Al Gossett	Director	March 30, 2012
/s/ William Sweedler William Sweedler	Chairman of the Board of Directors	March 30, 2012
/s/ Mathew D. Eby Mathew D. Eby	Director	March 30, 2012
/s/ Richard Gersten Richard Gersten	Director	March 30, 2012

S-1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

2.1	Unit Purchase Agreement entered into as of April 7, 2011 by and among J. Lindeberg USA Corp., as buyer, and People’s Liberation, Inc. and Bella Rose, LLC, as sellers.* Incorporated by referenced to Exhibit 2.1 to our Current Report on Form 10-Q filed on May 16, 2011.

3.1	Amended and Restated Certificate of Incorporation of Sequential Brands Group, Inc. Incorporated by referenced to Exhibit 3.1 to our Current Report on Form 8-K (dated July 14, 2008), filed on July 18, 2008.

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by referenced to Exhibit 3.1 to our Current Report on Form 8-K (dated February 2, 2012), filed on February 8, 2012.

3.3	Certificate of Ownership and Merger merging Sequential Brands Group, Inc. with and into People’s Liberation, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (dated March 23, 2012), filed on March 29, 2012.

3.4	Bylaws of Sequential Brands Group, Inc. Incorporated by reference to Exhibit 3.10 to our Registration Statement on Form SB-2 (File No. 333-130930), filed on January 9, 2006.

4.1	2005 Sequential Brands Group, Inc. Option Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 333-130930), filed on January 9, 2006.**

10.1	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 (File No. 333-130930), filed on January 9, 2006.

10.2	Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC, dated as of January 1, 2007 by and between Bella Rose, LLC and Tennman WR-T, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (dated May 8, 2007), filed with the Securities and Exchange Commission on May 14, 2007.

10.3	Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, dated as of January 1, 2007 by and between Bella Rose, LLC and Tennman WR-T, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (dated May 8, 2007), filed with the Securities and Exchange Commission on May 14, 2007.

10.4	Registration Rights Agreement dated September 28, 2007, by and among People’s Liberation and the investors identified on the signature pages thereof. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

10.5	Form of Warrant issued to Europlay Capital Advisors, LLC, dated October 1, 2007. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

10.6	Form of Warrant issued to Tennman WR-T, Inc., dated November 13, 2007. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

10.7	First Amendment to Amended and Restated Operating Agreement of William Rast Sourcing, LLC dated as of November 9, 2007, and effective as of April 1, 2007, by and between Bella Rose, LLC and Tennman WR-T, Inc. Incorporated by reference to Exhibit 10.30 to our Registration Statement on Form SB-2 (File No. 333-147684) filed on November 28, 2007.

10.8	First Amendment to Amended and Restated Operating Agreement of William Rast Licensing, LLC dated as of November 9, 2007, and effective as of April 1, 2007, by and between Bella Rose, LLC and Tennman WR-T, Inc. Incorporated by reference to Exhibit 10.31 to our Registration Statement on Form SB-2 (File No. 333-147684) filed on November 28, 2007.

10.9	Employment Agreement by and between Sequential Brands Group, Inc. and Andrea Sobel dated May 16, 2008. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (dated May 16, 2008), filed with the Securities and Exchange Commission on May 22, 2008. **

10.10	Operating Agreement of J. Lindeberg USA, LLC, effective as of July 1, 2008, by and among J. Lindeberg USA, LLC, Bella Rose, LLC and J. Lindeberg USA Corp. Incorporated by referenced to Exhibit 10.1 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.11	JL Sweden Services Agreement, effective as of July 1, 2008, by and between J. Lindeberg AB and J. Lindeberg USA, LLC. Incorporated by referenced to Exhibit 10.2 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.12	Management Services Agreement, effective as of July 1, 2008, by and between Sequential Brands Group, Inc. and J. Lindeberg USA, LLC. Incorporated by referenced to Exhibit 10.3 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.13	Trademark License Agreement, effective as of July 1, 2008, by and between J. Lindeberg AB and J. Lindeberg USA, LLC. Incorporated by referenced to Exhibit 10.4 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.14	Factoring Agreement, dated August 6, 2008, by and between J. Lindeberg USA, LLC and FTC Commercial Corp. Incorporated by referenced to Exhibit 10.5 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.15	Inventory Loan Facility Agreement, dated August 6, 2008, by and between J. Lindeberg USA, LLC and FTC Commercial Corp. Incorporated by referenced to Exhibit 10.6 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.16	Form of Guaranty entered into in favor of FTC Commercial Corp. Incorporated by referenced to Exhibit 10.7 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.17	Standard Office Lease, dated January 22, 2009, by and between 1212 Flower Real Estate, LLC and Sequential Brands Group, Inc. Incorporated by reference to Exhibit 10.37 to our Current Report on Form 10-K filed March 31, 2009.

10.18	Standard Industrial/Commercial Multi-Tenant Lease- Gross, dated January 22, 2009, by and between 1212 Flower Real Estate, LLC and Sequential Brands Group, Inc. Incorporated by reference to Exhibit 10.38 to our Current Report on Form 10-K filed March 31, 2009.

10.19	Addendum to Standard Industrial/Commercial Multi-Tenant Lease- Gross, dated January 22, 2009, by and between 1212 Flower Real Estate, LLC and Sequential Brands Group, Inc. Incorporated by reference to Exhibit 10.39 to our Current Report on Form 10-K filed March 31, 2009.

10.20	Amendment No. 1 to Factoring Agreement dated January 1, 2010 by and between FTC Commercial Corp. and William Rast Sourcing, LLC. Incorporated by reference to Exhibit 10.35 to our Current Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

10.21	Amendment No. 2 to Factoring Agreement dated January 1, 2010 by and between FTC Commercial Corp. and William Rast Sourcing, LLC. Incorporated by reference to Exhibit 10.36 to our Current Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

10.22	Asset Purchase Agreement entered into on August 13, 2010 by and among ECA Holdings II, LLC and New Media Retail Concepts, LLC and Sequential Brands Group, Inc. and its wholly-owned subsidiary Versatile Entertainment, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed November 12, 2010.

10.23	Form of Promissory Note entered into on August 13, 2010 by William Rast Licensing, LLC in favor of Mobility Special Situations I, LLC. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed November 12, 2010.

10.24	Borrower Security Agreement entered into on August 13, 2010 by William Rast Licensing, LLC in favor of Mobility Special Situations I, LLC. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed November 12, 2010.

10.25	Guarantor Security Agreement entered into on August 13, 2010 by Sequential Brands Group, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Mobility Special Situations I, LLC. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 10-Q filed November 12, 2010.

10.26	Guaranty entered into on August 13, 2010 by Sequential Brands Group, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Mobility Special Situations I, LLC. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 10-Q filed November 12, 2010.

10.27	APA Security Agreement entered into on August 13, 2010 by Sequential Brands Group, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Licensing, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of ECA Holdings II, LLC. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 10-Q filed November 12, 2010.

10.28	Factoring Agreement effective as of October 7, 2010 by and between Rosenthal & Rosenthal, Inc. and William Rast Sourcing, LLC. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed March 31, 2011.

10.29	Inventory Security Agreement effective as of October 7, 2010 by William Rast Sourcing, LLC in favor of Rosenthal & Rosenthal, Inc. Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed March 31, 2011.

10.30	Assignment Agreement effective as of October 7, 2010 by and between William Rast Licensing, LLC and Rosenthal & Rosenthal, Inc. Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed March 31, 2011.

10.31	Form of Guarantee in favor of Rosenthal & Rosenthal. Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed March 31, 2011.

10.32	Consulting Agreement entered into on December 30, 2010 by and between Sequential Brands Group, Inc. and Darryn Barber. Incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed March 31, 2011.

10.33	Separation Agreement entered into as of December 30, 2010 by and between Darryn Barber, Sequential Brands Group, Inc. and its subsidiaries. Incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed March 31, 2011.

10.34	Amendment to Factoring Agreement entered into on February 2, 2011 by and between J. Lindeberg USA, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed March 31, 2011.

10.35

Consulting Agreement entered into on February 3, 2011 by and between Sequential Brands Group, Inc. and Thomas Nields. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed May 16, 2011.

10.36	Separation Agreement entered into as of February 3, 2011 by and between Thomas Nields, Sequential Brands Group, Inc. and its subsidiaries. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed May 16, 2011.

10.37	Asset Purchase Agreement dated June 24, 2011 by and between Monto Holdings (Pty) Ltd and People’s Liberation, Inc. and its wholly-owned subsidiary, Bella Rosa, LLC. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed August 18, 2011.

10.38	Form of Common Stock Purchase Warrant issued to Monto Holdings (Pty) Ltd. dated June 24, 2011. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed August 18, 2011.
10.39	Form of Promissory Note entered into on August 18, 2011 by William Rast Licensing, LLC in favor of Monto Holdings (Pty) Ltd. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.40	Borrower Security Agreement entered into on August 18, 2011 by William Rast Licensing, LLC in favor of Monto Holdings (Pty) Ltd. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.41	Guarantor Security Agreement entered into on August 18, 2011 by People’s Liberation, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Monto Holdings (Pty) Ltd. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.42	Guaranty entered into on August 18, 2011 by People’s Liberation, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Monto Holdings (Pty) Ltd. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.43	Form of Common Stock Purchase Warrant issued to Monto Holdings (Pty) Ltd. on August 18, 2011 by People’s Liberation, Inc. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.44	Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, effective as of October 1, 2011. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.45	Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC, effective as of October 1, 2011. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.46	Royalty Agreement by and among William Rast Sourcing, LLC, William Rast Licensing, LLC and Tennman WR-T, Inc. effective as of October 1, 2011. Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.47	Preemptive Rights and Board Nominee Agreement by and between People’s Liberation, Inc. and Tennman WR-T, Inc. effective as of October 1, 2011. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.48	Services Agreement by and between William Rast Licensing, LLC and Tennman Brands, LLC f/s/o Justin Timberlake effective as of October 1, 2011. Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.49	License Agreement by and between William Rast Sourcing, LLC and William Rast Licensing, LLC and JC Penney dated November 21, 2011.***

10.50	Employment Agreement by and between Andrea Sobel and Sequential Brands Group, Inc. dated December 14, 2011.**

10.51	Employment Agreement by and between Colin Dyne and Sequential Brands Group, Inc. dated December 14, 2011.**

10.52	Securities Purchase Agreement, dated February 2, 2012, between the Company and each purchaser identified on the signature page thereto. Incorporated by referenced to Exhibit 10.1 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.53	Form of Debenture. Incorporated by referenced to Exhibit 10.2 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.54	Form of Warrant. Incorporated by referenced to Exhibit 10.3 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.55	Stockholders Agreement dated February 22, 2012, by and among the Company, Colin Dyne, TCP WR Acquisition, LLC, and the other stockholders party thereto. Incorporated by referenced to Exhibit 10.4 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.56	Security Agreement, dated February 3, 2012, by and among the Company, certain subsidiaries of the Company and the holders of the Company’s Variable Rate Senior Secured Convertible Debentures signatory thereto. Incorporated by referenced to Exhibit 10.5 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.57	Subsidiary Guarantee, dated February 3, 2012, by and among certain subsidiaries of the Company in favor of the purchasers signatory to that certain Securities Purchase Agreement, dated February 2, 2012, between the Company and such purchasers. Incorporated by referenced to Exhibit 10.6 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

14.1	Sequential Brands Group, Inc. Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 10-KSB filed March 7, 2006.

21.1	Subsidiaries of Sequential Brands Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****

101.SCH	XBRL Taxonomy Extension Schema Document****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document****

* Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.

** Each a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report on Form 10-K.

*** Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the Rules and Regulations under the Securities and Exchange Act of 1934, as amended

**** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

