Form 10-Q
period 2012-03-31
SEQUENTIAL BRANDS GROUP, INC.
filed 2012-05-15
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

17383 Sunset Blvd., Suite A210
Pacific Palisades, CA 90272

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

As of May 15, 2012, the issuer had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.

SEQUENTIAL BRANDS GROUP, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
Assets	(unaudited)
Current Assets:
Cash and cash equivalents	$9,804,590	$242,791
Restricted cash	35,289	35,268
Prepaid expenses and other current assets	15,116	50,000
Current assets held for disposition from discontinued operations of wholesale business subsidiary	421,532	339,184
Current assets held for disposition from discontinued operations of retail subsidiary	48,955	60,883
Total current assets	10,325,482	728,126

Property and equipment, net of accumulated depreciation and amortization	256,884	300,049
Trademarks, net of accumulated amortization	383,259	391,575
Intangible asset	428,572	428,572
Other assets	37,339	25,092
Long-term assets held for disposition from discontinued operations of wholesale business	8,500	54,160
Long-term assets held for disposition from discontinued operations of retail subsidiary	236,431	260,825
Total assets	$11,676,467	$2,188,399

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$1,037,926	$1,618,374
Deferred license revenue, current portion	506,368	1,325,500
Note payable to related parties	-	750,000
Note payable	-	1,000,000
Current liabilities held for disposition from discontinued operations of wholesale business	1,295,069	1,762,552
Current liabilities held for disposition from discontinued operations of retail subsidiary	243,535	403,805
Total current liabilities	3,082,898	6,860,231

Long-Term Liabilities:
Deferred license revenue, long-term portion	111,799	455,200
Deferred lease obligations held for disposition from discontinued operations of retail subsidiary	298,184	288,765
Senior secured convertible debentures	13,438,119	-
Total long-term liabilities	13,848,102	743,965
Total liabilities	16,931,000	7,604,196

Stockholders’ deficiency:
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; 14,500 shares issued and outstanding at March 31, 2012; no preferred shares issued or outstanding as of December 31, 2011	15	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at March 31, 2012 and December 31, 2011	36,002	36,002
Additional paid-in capital	2,625,090	2,338,765
Accumulated deficit	(7,915,640)	(7,790,564)
Total stockholders’ deficiency	(5,254,533)	(5,415,797)
Total liabilities and stockholders’ deficiency	$11,676,467	$2,188,399

See Notes to Condensed Consolidated Financial Statements

SEQUENTIAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Net revenue	$1,372,533	$-

Operating expenses	1,038,224	8,202

Income (loss) from operations	334,309	(8,202)

Interest expense, net	78,162	15,000
Income (loss) before income taxes	256,147	(23,202)

Provision for income taxes	10,000	800

Income (loss) from continuing operations	246,147	(24,002)

Discontinued Operations:
(Loss) income from discontinued operations of wholesale business	(215,958)	955,132
Loss from discontinued operations of retail subsidiary	(155,265)	(330,406)
Loss from discontinued operations of J. Lindeberg subsidiaries	-	(262,563)
(Loss) income from discontinued operations	(371,223)	362,163

Net (loss) income	(125,076)	338,161

Noncontrolling interest in continued operations	-	12,001
Noncontrolling interest in discontinued operations of wholesale business		1,264,178
Noncontrolling interest in discontinued operations of retail subsidiary	-	165,203
Noncontrolling interest in discontinued operations of J. Lindeberg subsidiaries	-	131,281
	-	1,572,663
Net (loss) income attributable to common stockholders	$(125,076)	$1,910,824

Basic income (loss) per share:
Basic income (loss) from continuing operations	0.01	(0.00)
Basic (loss) income from discontinued operations	(0.01)	0.05
Basic (loss) income attributable to common shareholders	(0.00)	0.05
Basic weighted average common shares outstanding	36,002,563	36,002,563

Diluted income (loss) per share:
Diluted income (loss) from continuing operations	0.01	(0.00)
Diluted (loss) income from discontinued operations	(0.01)	0.05
Diluted (loss) income attributable to common shareholders	(0.00)	0.05
Diluted weighted average common shares outstanding	36,002,563	36,002,563

See Notes to Condensed Consolidated Financial Statements

SEQUENTIAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(125,076)	$338,161
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss from discontinued operations of J. Lindeberg subsidiaries	-	262,563
Loss (income) from discontinued operations of wholesale business	215,958	(955,132)
Loss from discontinued operations of retail subsidiary	155,265	330,406
Depreciation and amortization	45,032	68,427
Stock based compensation	937	18,552
Amortization of valuation discount	62,757	-
Loss on disposal of fixed assets	6,448	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,884	-
Other assets	(12,247)	-
Accounts payable and accrued expenses	(565,013)	-
Deferred license revenue	(1,162,533)	-
Income taxes payable	(10,447)	800
Net cash flows used in (provided by) operating activities from continuing operations	(1,354,035)	63,777
Net cash flows provided by operating activities from discontinued operations of J. Lindeberg subsidiaries	-	1,385,776
Net cash flows used in operating activities from discontinued operations of wholesale business	(720,129)	(1,516,457)
Net cash flows used in operating activities from discontinued operations of retail subsidiary	(269,794)	(195,986)
Net cash flows used in operating activities	(2,343,958)	(262,890)

Cash flows from investing activities:
(Increase) decrease in restricted cash	(21)	121,092
Acquisition of trademarks	-	(17,496)
Acquisition of property and equipment	-	(94,473)
Net cash flows (used in) provided by investing activities from continuing operations	(21)	9,123
Net cash flows used in investing activities from discontinued operations of J. Lindeberg subsidiaries	-	(9,213)
Net cash flows used in investing activities from discontinued operations of wholesale business	-	(2,518)
Net cash flows used in investing activities from discontinued operations of retail subsidiary	-	(1,350)
Net cash flows used in investing activities	(21)	(3,958)

Condensed Consolidated Statements of Cash Flows are continued on the following page

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from financing activities:
Repayment of note payable	(1,000,000)	-
Net proceeds from senior secured convertible debentures	13,655,778	-
Repayment of note payable to related parties	(750,000)	-
Net cash flows provided by financing activities from continuing operations	11,905,778	-

Net increase (decrease) in cash and cash equivalents	9,561,799	(266,848)
Cash and cash equivalents, beginning of period	242,791	1,184,743
Cash and cash equivalents, end of period	$9,804,590	$917,895

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$81,127	$47,870
Income taxes paid	23,047	28,885
Noncash financing transaction:
Fair value of warrants issued in financing transaction	285,388	-

See Notes to Condensed Consolidated Financial Statements

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Presentation of Interim Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited consolidated condensed financial statements reflect all normal recurring adjustments that, in the opinion of the management of Sequential Brands Group, Inc. (the “Company”) and subsidiaries are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-K for the year ended December 31, 2011.

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

Overview

Since the Company’s formation in 2005, the Company has been a designer, marketer and wholesale provider of branded apparel and apparel accessories. Commencing in July 2008, the Company implemented a retail strategy and opened retail stores to sell its branded products. In the second half of 2011, the Company decided to change its business model to focus on licensing and brand management. In connection with the change in the Company’s business model, the Company is presently winding down the wholesale distribution of its branded apparel and apparel accessories, liquidating its existing inventory and closing its remaining retail stores. The Company expects to complete its transition from a wholesale and retail company to a licensing and brand management company during the second or third quarter of 2012. To reflect the Company’s business transition, in March 2012, the Company’s corporate name was changed from People’s Liberation, Inc. to Sequential Brands Group, Inc. The Company’s wholesale and retail operations are referred to as “Historical Operations” in these notes to the Company’s Consolidated Condensed Financial Statements.

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

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Historical Operations

Wholesale Operations

Since the Company’s inception in 2005, in the United States, the Company has distributed its William Rast branded merchandise and, through April 26, 2011, its J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com. In 2012, the Company decided to discontinue its wholesale operations completely. For the remainder of 2012, the Company will continue to sell William Rast and People’s Liberation branded apparel on a limited basis through its domestic wholesale operations in order to liquidate its existing inventory.

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

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business. As further described under Note 4 to the Company’s Consolidated Financial Statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T (“TWR”) as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by TWR, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to TWR.

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

3. Summary of Significant Accounting Policies

Discontinued Operations

The Company accounted for the sale of its 50% member interest in J. Lindeberg, USA and the decisions to close down its wholesale and retail operations as discontinued operations in accordance with the guidance provided in FASB ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets, which requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Earnings Per Share

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted income (loss) per share calculation gives effect to all potentially dilutive common shares outstanding during the year using the treasury stock method for warrants and options.

Warrants representing 33,261,428 shares of common stock at exercise prices ranging from $0.15 to $0.50 per share and stock options representing 6,772,000 shares of common stock at exercise prices ranging from $0.15 to $1.25 per share were outstanding as of March 31, 2012, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the three months ended March 31, 2012 because the effect of including these shares would have been antidilutive.

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

Customer and Supplier Concentrations

During the three months ended March 31, 2012 and 2011, one customer comprised greater than 10% of the Company’s net revenue. Revenue derived from this customer amounted to 51.9% and 14.7% of net revenue for the three months ended March 31, 2012 and 2011, respectively. At March 31, 2012, there were no amounts due from this major customer. At March 31, 2011, the majority of receivables due from this customer were sold to the factor and were included in the due to factor balance.

During the three months ended March 31, 2012, there were no suppliers that comprised greater than 10% of our purchases. During the three months ended March 31, 2011, two suppliers comprised greater than 10% of the Company’s purchases. Purchases from these suppliers amounted to 33.9% and 25.5% for the three months ended March 31, 2011. At March 31, 2011, accounts payable and accrued expenses included an aggregate of approximately $1.7 million, due to these vendors.

During the three months ended March 31, 2011, the Company purchased all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of the Company’s former subsidiary, J. Lindeberg USA. Total purchases from J. Lindeberg AB for the three months ended March 31, 2011 amounted to approximately $1.7 million

Off Balance Sheet Risk and Contingencies

The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, except as described in Note 13 to the consolidated financial statements and as provided for in the consolidated financial statements, there are currently no additional claims that could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU No. 2011-4 does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The ASU is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU No. 2011-04 effective January 1, 2012 and it did not affect the Company’s results of operations, financial condition or liquidity.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. The ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity, and instead requires consecutive presentation of the statement of net income and other comprehensive income either in a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-5 is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-05 effective January 1, 2012 and it had no affect on the Company’s disclosures in its financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-08 effective January 1, 2012. The Company does not believe that the adoption of this new accounting guidance will have a significant effect on its goodwill impairment assessments in the future.

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this standard to have a material impact on its consolidated financial statement disclosures.

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

As a result of the recapitalization, both WRS and WRL are now owned 82% by Bella Rose and 18% by TWR, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of WRS or WRL that is not paid to TWR. In connection with the ownership recapitalization, TWR, WRS and WRL entered into a Royalty Agreement. Pursuant to the Royalty Agreement, WRS is obligated to pay TWR a royalty in the amount of 5.0% of its wholesale net sales, plus 2.5% of its retail net sales and 25.0% of its sublicensee gross consideration during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that WRS pays a liquidating payment to TWR or (ii) the date that TWR or any of its affiliates no longer owns Class B membership interests in WRS. During the term of the agreement, WRS is obligated to pay TWR a guaranteed minimum royalty of $200,000 for the calendar year ended December 31, 2011 and $400,000 for each calendar year thereafter. The Royalty Agreement also provides that WRL shall pay to TWR an amount equal to 50.0% of all gross receipts of WRL in respect of royalties or other compensation earned with respect to the license by WRL of rights to the William Rast mark, subject to certain offsets, during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that WRL pays a liquidating payment to TWR or (ii) the date that TWR or any of its affiliates no longer owns Class B membership interests in WRL. During the three months ended March 31, 2012, the Company recorded approximately $327,000 in royalty expense related to royalties due under the Royalty Agreement.

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5. Charlotte Russe Litigation

Beginning October of 2009, the Company had been in litigation with Charlotte Russe and its affiliates in relation to an exclusive distribution agreement between the parties. On February 3, 2011, the Company (along with the other parties to the litigation) settled its litigation with Charlotte Russe. Pursuant to the settlement agreement, the Company received $3.5 million, after the distribution of amounts owed under the terms of an asset purchase agreement entered into by the Company with two related parties pursuant to which the Company sold 50% of the net proceeds, after contingent legal fees and expenses, that may be received by the Company as a result of the litigation. The settlement included the dismissal with prejudice of all claims pending between the parties as well as mutual releases, without any admission of liability or wrongdoing by any of the parties to the actions. The settlement amount of $3.5 million is included in loss from operations of wholesales business included in the Company’s statement of operations for the three months ended March 31, 2011.

6. License Agreements

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and design fees and additional revenues based on a percentage of defined sales. Minimum royalty and design fee revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Payments received as consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheet under the caption of “Deferred License Revenue.” Revenue is not recognized unless collectability is reasonably assured. For the three months ended March 31, 2012, the Company recorded total license revenue related to its license agreements of approximately $1.4 million. There was no license revenue earned during the three months ended March 31, 2011. Deferred revenue as of March 31, 2012 amounted to approximately $618,000.

Future annual minimum royalty and design fee revenue is summarized as follows:

Years Ending December 31,
2012 (nine months)	$3,397,500
2013	5,650,000
2014	5,281,663
2015	5,121,668
2016	426,668
Thereafter	1,625,001
$21,502,500

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

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The license granted to JC Penney is exclusive (subject to certain exceptions) with respect to JC Penney’s right to sell and market William Rast branded products through its stores in the United States and through its consumer-direct mail and consumer-direct ecommerce distribution channels which are targeted to consumers in the United States. During the term of the agreement, the Company agrees to refrain from selling or authorizing any other party to sell, with certain exception as outlined in the agreement, any line of William Rast branded apparel products in the United States through any distribution channel; provided, however, that the Company continues to have the right to sell William Rast branded products without restriction until June 30, 2012.

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

Product License Agreements

The Company has three agreements for the license of its William Rast products as follows:

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

RGA Leatherworks: Effective April 14, 2011, the Company entered into a multi-year licensing agreement with RGA Leatherworks to design, produce and distribute in the United States and Canada William Rast branded leather goods. Product categories include men’s wallets, small leather goods, messenger bags, totes, belts, travel kits and electronic cases. The license agreement expires on December 31, 2014. The license agreement provides for the payment of royalties based on net sales at a negotiated rate and minimum royalty amounts for each contract year.

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

7. Discontinued Operations of Wholesale Business

In 2012, the Company’s Board of Directors decided to discontinue its wholesale business completely and as a result, will no longer sell its People’s Liberation and William Rast brands to wholesale and retail customers. For the remainder of 2012, the Company will continue to sell William Rast and People’s Liberation branded apparel on a limited basis through its domestic wholesale operations in order to liquidate its existing inventory.

The discontinuation of the Company’s wholesale business has been accounted for as a discontinued operation and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and cash flows have been adjusted to conform to this presentation.

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table summarizes certain selected components of the discontinued operations of the Company’s wholesales business for the periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Net Revenue	$444,726	$1,837,076

Net (loss) income	$(215,958)	$955,132
Noncontrolling interest	$-	$1,264,178
Net (loss) income attributable to discontinued operations	(215,958)	$2,219,310

Basis and diluted (loss) income per share from discontinued operations	(0.01)	$0.06

The following table summarizes certain selected components of the discontinued operations of the Company’s wholesale business as of March 31, 2012 and December 31, 2011, the periods covered by this report:

	March 31, 2012	December 31, 2011
Current assets	$421,532	$339,184
Long-term assets	$8,500	$54,160
Current liabilities	$1,295,069	$1,762,552

8. Discontinued Operations of Retail Subsidiary

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

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table summarizes certain selected components of the discontinued operations of William Rast Retail for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Net Revenue	$265,184	$477,364

Net loss	$(155,265)	$(330,406)
Noncontrolling interest	$-	$165,203
Net loss attributable to discontinued operations	(155,265)	$(165,203)

Basis and diluted loss per share from discontinued operations	(0.00)	$(0.01)

The following table summarizes certain selected components of the discontinued operations of William Rast Retail as of March 31, 2012 and December 31, 2011, the periods covered by this report:

	March 31, 2012	December 31, 2011
Current assets	$48,955	$60,883
Long-term assets	$236,431	$260,825
Current liabilities	$243,535	$403,805
Long-term liabilities	$298,184	$288,765

As a result of the expected closure of the Company’s two remaining retail stores and other costs to be incurred in future periods related to the winding down of William Rast Retail’s operations, the Company expects to incur additional expenses for the remainder of 2012 ranging from $350,000 to $450,000. The expected losses include costs to close the Company’s stores, store rent, lease termination settlements and fees, fixed asset write-offs, employee severance costs, litigation costs, if any, and related professional fees. The Company recognizes costs incurred to close its retail stores in the period in which each retail store is closed.

9. Discontinued Operations of J. Lindberg USA, LLC Subsidiaries

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

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The following table summarizes certain selected components of the discontinued operations of J. Lindeberg USA for the three months ended March 31, 2011:

Net Revenue	$2,641,474

Net loss	$(262,563)
Noncontrolling interest	$131,281
Net loss attributable to discontinued operations	$(131,282)

Basis and diluted loss per share from discontinued operations	$(0.00)

10. Stock Based Compensation

Stock Options

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

During the three months ended March 31, 2012, the Company did not grant any options. During the three months ended March 31, 2011, the Company granted 1,030,000 options to employees and an officer within the Plan at an exercise price of $0.15 and 5,000,000 options to two employees and an officer outside the Plan, also at an exercise price of $0.15. Plan options to purchase 2,647,218 and 2,503,890 shares were exercisable as of March 31, 2012 and 2011, respectively. Options granted outside the Plan to purchase 3,000,000 shares were exercisable as of March 31, 2012 and 2011. Total stock based compensation expense for the three months ended March 31, 2012 and 2011 was approximately $1,000 and $19,000, respectively. There were no stock options or warrants exercised during the three months ended March 31, 2012 and 2011.

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

For stock-based awards issued to employees, directors and officers, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations for the three months ended March 31, 2012 and 2011 is included in operating expenses and is based on awards ultimately expected to vest. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the three months ended March 31, 2011, the Company used historical data to calculate the expected forfeiture rate.

Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2012	3,772,000	0.42
..... Granted	-	-
..... Exercised	-	-
..... Forfeited	-	-

Options outstanding – March 31, 2012	3,772,000	$0.42

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A summary of the changes in the Company’s unvested stock options within the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2012	1,277,083	0.01
..... Granted	-	-
..... Vested	(152,301)	(0.01)
..... Forfeited	-	-

Unvested stock options – March 31, 2012	1,124,782	$0.01

The following table summarizes the activity outside of the Plan:

	Number of Shares	Weighted Average Exercise Price
Options outstanding – January 1, 2012	3,000,000	0.15
..... Granted	-	-
..... Exercised	-	-
..... Forfeited	-	-

Options outstanding – March 31, 2012 (all vested)	3,000,000	$0.15

Additional information relating to stock options outstanding and exercisable at March 31, 2012, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price	Per Share	Shares	(years)	Price	Shares	Price
$0.15	(options)	3,780,000	8.9	$0.15	3,360,738	$0.15
$0.20	(options)	853,000	9.5	$0.20	148,313	$0.20
$0.30	(options)	30,000	6.3	$0.30	30,000	$0.30
$0.31	(options)	24,000	5.3	$0.31	24,000	$0.31
$0.38	(options)	240,000	5.4	$0.38	240,000	$0.38
$0.40	(options)	450,000	6.3	$0.40	450,000	$0.40
$0.46	(options)	385,000	5.3	$0.46	385,000	$0.46
$0.50	(options)	570,000	5.7	$0.50	569,167	$0.50
$1.25	(options)	440,000	4.3	$1.25	440,000	$1.25
		6,772,000	7.9	$0.30	5,647,218	$0.30

As of March 31, 2012, there were 2,647,218 of vested stock options within the Plan and 3,000,000 of vested options outside the Plan. As of March 31, 2012, there was approximately $6,000 of total unrecognized compensation expense related to share-based compensation arrangements granted within the Plan. The cost is expected to be recognized on a weighted-average basis over the next three years. There was no unrecognized related to share-based compensation arrangements granted outside the Plan as of March 31, 2012. The aggregate intrinsic value of stock options outstanding was approximately $886,000 at March 31, 2012. The aggregate intrinsic value of stock options outstanding was zero at March 31, 2011 as the market value of the options was lower than the exercise value.

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Warrants

The following table summarizes the Company’s outstanding warrants:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2012	16,690,000	0.12
..... Granted	16,571,428	0.18
..... Exercised	-	-
..... Forfeited	-	-

Options outstanding – March 31, 2012 (fully vested)	33,261,428	$0.15

Additional information relating to warrants outstanding and exercisable at March 31, 2012, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price	Per Share	Shares	(years)	Price	Shares	Price
$0.080	(warrants)	12,500,000	4.4	$0.080	12,500,000	$0.080
$0.175	(warrants)	16,571,428	4.9	$0.175	16,571,428	$0.175
$0.200	(warrants)	3,750,000	4.3	$0.200	3,750,000	$0.200
$0.400	(warrants)	150,000	0.6	$0.400	150,000	$0.400
$0.500	(warrants)	290,000	0.7	$0.500	290,000	$0.500
		33,261,428	4.5	$0.146	33,261,248	$0.146

The aggregate intrinsic value of warrants outstanding was approximately $6.8 million at March 31, 2012. The aggregate intrinsic value of warrants outstanding was zero at March 31, 2011 as the market value of the warrants was lower than the exercise value.

11. Securities Purchase Agreement and Repayment of Indebtedness

Entry into Securities Purchase Agreement

On February 2, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCP WR Acquisition, LLC (“TCP”). Pursuant to the Purchase Agreement, the Company sold to TCP a total of $14,500,000 in principal amount of Debentures, issued to TCP Warrants to purchase 16,571,428 shares of common stock and issued to TCP 14,500 shares of Series A Preferred Stock. The Debentures are convertible into 82,857,142 shares of common stock. Aggregate net proceeds from this transaction amounted to approximately $13.7 million after the payment of legal and other fees.

Pursuant to the terms of the Purchase Agreement, the Company sold $14,500,000 in principal amount of Variable Rate Senior Secured Convertible Debentures (the “Debentures”), convertible into shares of the Company’s common stock, $0.001 par value per share (“Common Stock”), at an initial conversion price of $0.175 per share (the “Conversion Price”). The Debentures have an interest rate of LIBOR, and in the event payment on the Debentures is accelerated as a result of an event of default, the rate of interest will increase to the lesser of 18% per annum or the maximum amount permitted under applicable law. Interest on the Debentures is payable, at the Company’s option, in cash or in Common Stock upon conversion of a Debenture (with respect to the principal amount then being converted) and on their maturity date. The Debentures are payable on or before January 31, 2015 and a Debenture may not be prepaid without the consent of the holder of the Debenture.

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

In connection with the sale of the Debentures, the Company issued to TCP warrants to purchase 16,571,428 shares of the Company’s Common Stock (the “Warrants”). The Warrants are exercisable immediately after issuance and have a term of five years. The Warrants may be exercised at an initial exercise price per share of $0.175, which is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The warrants were valued at approximately $285,000 using the Black-Scholes pricing model. The assumptions the Company used as inputs to the Black-Scholes pricing model for the valuation of the warrants included a dividend yield of zero, a risk-free interest rate of 1.4%, expected term of five years and an expected volatility of 64%.

Also in connection with the sale of the Debentures, the Company agreed to issued one share of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), for every $1,000.00 of principal amount of Debentures purchased by TCP. The Series A Preferred Stock is designed to give holders of the Debentures certain voting rights while the Debentures remain outstanding and each share of Series A Preferred Stock is entitle to vote 5,714 votes.

The Company has recorded a valuation discount of approximately $1.1 million related to legal and other fees associated with the financing and the valuation of the warrants issued in the financing. The valuation discount is being amortized to interest expense over the term of the debentures based upon the effective interest method. The unamortized amount of the valuation discount has been presented as an offset to the face amount of the Debentures in the Company’s consolidated balance sheet. Included in interest expense for the three months ended March 31, 2012 is approximately $63,000 of amortization related to the valuation discount.

The components of the Senior Secured Convertible Notes as of March 31, 2012 are as follows:

Face value of the senior secured convertible notes	$14,500,000
Valuation discount	(1,066,868)
Accrued interest	4,987
$13,438,119

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Description of Subsidiary Guarantee and Security Agreement

In connection with the financing, the Company’s subsidiaries, Versatile Entertainment, Bella Rose, William Rast Sourcing, William Rast Licensing and William Rast Retail executed a Subsidiary Guarantee in favor of TCP pursuant to which such subsidiaries guarantee the Company’s obligations under the Debentures (the “Subsidiary Guarantee”). In addition, the Company and the above mentioned subsidiaries entered into a security agreement (the “Security Agreement”) with TCP pursuant to which such parties granted to TCP a first priority security interest in all of their assets to secure the Company’s obligations under the Debentures and such subsidiaries’ obligations under the Subsidiary Guarantee.

Termination of Material Agreements

The proceeds received from the financing were used in part to repay the following indebtedness of the Company and its subsidiaries:

Rosenthal Indebtedness

All indebtedness owed by William Rast Sourcing under its factoring facility with Rosenthal & Rosenthal. In connection with the repayment, the following agreements were terminated: (i) Factoring Agreement effective as of October 7, 2010 by and between Rosenthal & Rosenthal, Inc. and William Rast Sourcing; (ii) Inventory Security Agreement effective as of October 7, 2010 by William Rast Sourcing in favor of Rosenthal & Rosenthal, Inc.; (iii) Assignment Agreement effective as of October 7, 2010 by and between William Rast Licensing and Rosenthal & Rosenthal, Inc.; and (iv) guarantees of the Company, Bella Rose, Versatile and Colin Dyne in favor of Rosenthal.

Mobility Indebtedness

All indebtedness owed by William Rast Licensing to Mobility Special Situations I, LLC (“Mobility”), pursuant to that certain promissory note in the original aggregate principal amount of $750,000 issued to Mobility. Prior to its repayment, the promissory note was secured by the assets of William Rast Licensing and was guaranteed by the Company, William Rast Sourcing, William Rast Retail, Bella Rose and Versatile. In connection with the repayment, the following agreements were terminated (other than with respect to obligations that survive the termination of such agreements): (i) the Promissory Note entered into on August 13, 2010 by William Rast Licensing in favor of Mobility; (ii) Borrower Security Agreement entered into on August 13, 2010 by William Rast Licensing in favor of Mobility; (iii) Guarantor Security Agreement entered into on August 13, 2010 by People’s Liberation, Versatile, Bella Rose, William Rast Sourcing and William Rast Retail in favor of Mobility; (iv) Guaranty dated August 13, 2010 granted in favor of Mobility by People’s Liberation, Versatile, Bella Rose, William Rast Sourcing and William Rast Retail. Mobility is an entity owned in part by Mark Dyne, the brother of the Company’s Chief Executive Officer, Colin Dyne, and New Media Retail Concepts, LLC, an entity owned by Gerard Guez, a significant beneficial owner of the Company’s Common Stock.

Monto Indebtedness

All indebtedness owed by William Rast Licensing to Monto Holdings (Pty) Ltd. (“Monto”), pursuant to that certain promissory note in the original aggregate principal amount of $1,000,000. Prior to its repayment, the promissory note was secured by the assets of William Rast Licensing and was guaranteed by the Company, William Rast Sourcing, William Rast Retail, Bella Rose, and Versatile. In connection with the repayment, the following agreements were terminated (other than with respect to obligations that survive the termination of such agreements): (i) the Promissory Note entered into on August 18, 2011 by William Rast Licensing in favor of Monto; (ii) Borrower Security Agreement entered into on August 18, 2011 by William Rast Licensing in favor of Monto; (iii) Guarantor Security Agreement entered into on August 18, 2011 by People’s Liberation, Versatile, Bella Rose, William Rast Sourcing and William Rast Retail in favor of Monto; (iv) Guaranty dated August 18, 2011 granted in favor of Monto by People’s Liberation, Versatile, Bella Rose, William Rast Sourcing and William Rast Retail.

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Other terms

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

12. Preferred Stock

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

SEQUENTIAL BRANDS GROUP, INC. FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

13. Shareholder Derivative Complaint

On January 17, 2012, plaintiff RP Capital, LLC filed a shareholders’ derivative complaint in the Superior Court of the State of California, County of Los Angeles, Case Number BC477118 against Colin Dyne, Kenneth Wengrod, Susan White, Dean Oakey and the Company. The case alleges that the defendants (i) breached their fiduciary duties to the Company for failing to properly oversee and manage the Company, (ii) were unjustly enriched, (iii) abused their control, (iv) grossly mismanaged the Company, (v) wasted corporate assets, (vi) engaged in self-dealing, and (vii) breached their fiduciary duties by disseminating false and misleading information. The plaintiffs seek (i) judgment against the defendants in favor of the Company for the amount of damages sustained by the Company as a result of the defendants’ alleged breaches of their fiduciary duties; (ii) judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws; (iii) an award to the Company of restitution from the defendants and an order from the court to disgorge all profits, benefits and other compensation obtained by the defendants from their alleged wrongful conduct and alleged fiduciary breaches and (iv) an award of costs and disbursements of the action, including reasonable fees for profession services. The Company believes, in consultation with legal counsel, that these claims are without merit or substance, and intends to vigorously defend against these claims. The derivative complaint is in the early stages of discovery and the Company, in consultation with legal counsel, is unable to determine the outcome, whether favorable or unfavorable, or a range of possible loss, if any, to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) is intended to update the information contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (our “2011 Annual Report”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in our 2011 Annual Report. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Sequential Brands Group, Inc. for the three months ended March 31, 2012 and the three months ended March 31, 2011. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may”, “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expression. Forward-looking statements involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Forward-looking statements are based on current expectations and assumptions and actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our 2011 Annual Report and Part II, Item 1A of this Quarterly Report.

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

Historical Operations

Wholesale Operations

Since our inception in 2005, in the United States, we have distributed our William Rast branded merchandise and, through April 26, 2011, our J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com. In 2012, we decided to discontinue its wholesale operations completely. For the remainder of 2012, we will continue to sell William Rast and People’s Liberation branded apparel on a limited basis through our domestic wholesale operations in order to liquidate our existing inventory.

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

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business. As further described under Note 4 to our consolidated financial statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T (“TWR”) as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by TWR, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to TWR.

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

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net revenue	100.0%	- %
Operating expenses	75.6	-
Operating loss	24.4%	- %

Comparison of the three months ended March 31, 2012 and the three months ended March 31, 2011 from continuing operations

Net Revenue

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change

Net Revenue	$1,372,533	$-	100.0%

Net revenue from continuing operations for the three months ended March 31, 2012 consists of license revenue earned under our various license agreements related to our William Rast brand. During the three months ended March 31, 2012, we had one direct-to-retail and three product license agreements. During the three months ended March 31, 2011, we had one product license agreement which did not generate any revenue. In the second half of 2011, we began to transition our business model from a wholesale and retail apparel company to a brand management and licensing business. We expect to derive the majority of our 2012 revenue from our William Rast brand license agreements and anticipate entering into additional license agreements for our brands in the future.

Operating Expenses

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change

Operating expenses	$1,038,224	$8,202	12558.2%

Operating expenses from continuing operations for the three months ended March 31, 2012 and 2011 primarily related to salaries, royalties, professional fees, facility costs, marketing expenses and depreciation and amortization. The increase in operating expenses from continuing operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due to our increase in license agreements and related revenue during the three months ended March 31, 2012. We had one direct-to-retail and three traditional wholesale license agreements during the first quarter of 2012, compared to one traditional wholesale license agreement during the first quarter of 2011. Included in operating expenses from continuing operations for the three months ended March 31, 2012 is approximately $300,000 in royalties due to the minority interest member of our William Rast subsidiaries, Tennman WR-T, under the terms of our royalty agreement related to license revenue earned from license agreements of our William Rast brand. Also included in operating expenses from continuing operations for the three months ended March 31, 2012, is approximately $65,000 of nonrecurring expenses and approximately $172,000 of professional fees related to our year-end audit.

Interest Expense, net

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change

Interest Expense, net	$78,162	$15,000	421.1%

Interest expense from continuing operations during the three months ended March 31, 2012 resulted primarily from interest due at rates of 7% and 8% on our promissory notes payable in the aggregate principal amount of $1.75 million through the date of their repayment on February 3, 2012, interest at a rate of Libor on our $14.5 million Senior Secured Convertible Debentures and interest related to the accretion of valuation discount allocated to our Senior Secured Convertible Debentures amounting to approximately $63,000 during the three months ended March 31, 2012. Interest expense from continuing operations during the three months ended March 31, 2011 resulted primarily from interest due at a rate of 8% on our promissory note payable to related parties amounting to $750,000. The increase in interest expense from the first quarter of 2012 compared to the first quarter of 2011 is due primarily to the accretion of valuation discount and an increase in borrowings during the period.

Provision for Income Taxes

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change

Provision for Income Taxes	$10,000	$800	1150.0%

The provision for income taxes from continuing operations for the three months ended March 31, 2012 and 2011 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated Federal and state taxes due at statutory effected tax rates, if any. As of December 31, 2011, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses. As of December 31, 2011, total net operating losses available to carry forward to future periods amounted to approximately $11.5 million. The increase in the provision for income taxes from continuing operations recorded for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 resulted from an increase in gross receipts tax related to an increase in revenue during the period.

Net Income (Loss) from Continuing Operations

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change

Net income (loss) from continuing operations	$246,147	$(24,002)	1125.5%

The increase in net income earned for the three months ended March 31, 2012 compared to the net loss incurred during the three months ended March 31, 2011 is due primarily to increased license revenue during the first quarter of 2012, offset by increased operating and interest expenses during the quarter, as discussed above.

Noncontrolling Interest from Continuing Operations

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change

Noncontrolling interest from continuing operations	$-	$12,001	(100.0)%

Noncontrolling interest from continuing operations recorded for the three months ended March 31, 2011 represents net loss allocations to Tennman WR-T, Inc., a member of William Rast Sourcing and William Rast Licensing. Beginning January 1, 2009 through September 30, 2011, losses were allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits were allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business. As further described under Note 7 to our consolidated financial statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T (“TWR”) as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by TWR and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to TWR.

Discontinued Operations of Wholesale Business

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change

(Loss) income from discontinued operations	$(215,958)	$955,132	(122.6)%
Noncontrolling interest in discontinued operations	-	1,264,178	(100.0)%
	$(215,958)	$2,219,310	(109.7)%

Net loss from discontinued operations of our wholesale business for the three months ended March 31, 2012 and 2011 represents the results of operations of our People’s Liberation and William Rast wholesale business. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary were discontinued. In 2012, we also decided to discontinue our wholesale operations completely. For the remainder of 2012, we will continue to sell William Rast and People’s Liberation branded apparel on a limited basis through our domestic wholesale operations in order to liquidate our existing inventory. The decrease in income from discontinued operations of our wholesale business in the first quarter of 2012 from the first quarter of 2011 was due primarily to non-recurring income received in the settlement of our litigation with Charlotte Russe during the first quarter of 2011 and decreased revenue received in the first quarter of 2012, offset by decreased operating expenses during the first quarter of 2012.

Discontinued Operations of Retail Subsidiary

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change

Loss from discontinued operations	$(155,265)	$(330,406)	(53.0)%
Noncontrolling interest in discontinued operations	-	165,203	(100.0)%
	$(155,265)	$(165,203)	(6.0)%

Net loss from discontinued operations of retail subsidiary for the three months ended March 31, 2012 and 2011 represents the results of operations of our William Rast Retail subsidiary. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary, which consisted of four retail stores, were discontinued. We closed two of our retail stores in 2011 and the remaining two stores are expected to be closed in the second and third quarters of 2012. The decrease in net loss from discontinued operations of our retail subsidiary during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is due primarily to decreased operating expenses, offset by decreased net revenue during the three months ended March 31, 2012.

Discontinued Operations of J. Lindeberg Subsidiaries

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change

Net loss from discontinued operations	$-	$(262,563)	100.0%
Noncontrolling interest in discontinued operations	-	131,281	(100.0)%
	$-	$(131,282)	100.0)

Net loss from discontinued operations of J. Lindeberg Subsidiaries for the three months ended March 31, 2011 represents the results of operations of our J. Lindeberg subsidiaries during the period. We sold our 50% member interest in J. Lindeberg, USA on April 26, 2011. The gain on the sale of member interest in subsidiary was recorded in the second quarter of 2011 and is further described in Note 9 to the consolidated financial statements included elsewhere in this report.

Net (Loss) Income Attributable to Common Stockholders

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change

Net (loss) income attributable to common stockholders	$(125,076)	$1,910,824	(106.5)%

The increase in net loss attributable to common stockholders for the three months ended March 31, 2012 compared to net income attributable to common stockholders for the three months ended March 31, 2011 is due primarily to income received in the settlement of our litigation with Charlotte Russe and noncontrolling interest recorded during the first quarter of 2011, and a decrease in income from discontinued operations in the first quarter of 2012, offset by an increased in income from continuing operations during the first quarter of 2012, as discussed above.

Liquidity and Capital Resources

As of March 31, 2012, our continuing operations had cash and cash equivalents of approximately $9.8 million and a working capital balance of approximately $8.3 million. As of March 31, 2011, our continuing operations had cash and cash equivalents of approximately $0.9 million, and a working capital balance of approximately $682,000, and approximately $1.0 million of availability from our factors. As of March 31, 2011, net advances from our factors totaled approximately $1.9 million.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the three months ended March 31, 2012 and 2011 are summarized in the following table:

	Three Months Ended March 31,
	2012	2011

Operating activities	$(1,354,035)	$63,777
Investing activities	(21)	9,132
Financing activities	11,905,778	-
Net increase in cash	$10,551,722	$72,909

Operating Activities

Net cash used in operating activities from continuing operations was approximately $1.4 million for the three months ended March 31, 2012 and net cash provided by operating activities from continuing operations was approximately $64,000 for the three months ended March 31, 2011. Net cash used in operating activities from continuing operations for the three months ended March 31, 2012 was primarily a result of a decrease in deferred license revenue and decreased accounts payable and accrued expenses. Net cash provided by operating activities from continuing operations for the three months ended March 31, 2011 was primarily a result of net income earned during the period.

Investing Activities

Net cash used in investing activities from continuing operations was approximately zero for the three months ended March 31, 2012 and net cash provided by investing activities from continuing operations was approximately $9,000 for the three months ended March 31, 2011. Net cash provided by investing activities from continuing operations for the three months ended March 31, 2011 consisted primarily of a decrease in restricted cash, offset capital expenditures related to property and equipment, and trademarks.

Financing Activities

Net cash provided by financing activities from continuing operations for the three months ended March 31, 2012 amounted to approximately $11.9 million. In February 2012, we received $14,500,000 in gross proceeds from the sale of senior secured convertible debentures. Net proceeds from this transaction after the payment of closing, legal and other costs and the repayment of outstanding obligations related to notes payable and our factoring agreement amounted to approximately $11.7 million. There were no financing activities from continuing operations for the three months ended March 31, 2011.

Cash Received from the Sale of Senior Secured Convertible Debentures

In February 2012, we raised $14,500,000 in gross proceeds from TCP WR Acquisition, LLC. Net proceeds from this transaction after the payment of closing, legal and other costs and the repayment of outstanding obligations related to notes payable and our factoring agreement amounted to approximately $11.7 million.

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

As of March 31, 2011, total factored accounts receivable included in due to factor amounted to approximately $2.3 million. Outstanding advances, net of matured funds, amounted to approximately $1.9 million as of March 31, 2011, and are included in the due from factor balance.

Future Capital Requirements

We believe the cash received from our senior secured convertible debentures will be sufficient enough to meet our capital requirements for the next twelve months, as they relate to our current operations and our growth strategies in the near term. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at March 31, 2012 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$5,986,648	$780,071	$2,399,566	$1,479,087	$1,327,924
Senior secured convertible debentures	14,500,000	-	14,500,000	-	-
Total	$20,486,648	$780,071	$16,899,566	$1,479,087	$1,327,924

At March 31, 2012, approximately $35,000 of the Company’s cash is held under lease lines as collateral to secure the Company’s lease agreements.

At March 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Factored accounts receivable may subject us to off-balance sheet risk. We sold the majority of our trade accounts receivable to our factor and were contingently liable to the factor for merchandise disputes, other customer claims and invoices that were not credit approved by the factors. From time to time, our factor also issued letters of credit and vendor guarantees on our behalf. There were no outstanding letters of credit or vendor guarantees as of March 31, 2012 and 2011. Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $26,000 at March 31, 2011. There was no ledger debt as of March 31, 2012.

Recent Accounting Pronouncements

See Note 3 to Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Controls and Procedures

Members of our management, including our Chief Executive Officer and Chief Financial Officer, Colin Dyne, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2012, the end of the period covered by this report. Based upon that evaluation, Mr. Dyne concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, other than as described in Note 13 of the accompanying consolidated financial statements, which description is incorporated herein by reference, there are currently no claims that could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to such risk factors during the three months ended March 31, 2012.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation of Sequential Brands Group, Inc. Incorporated by referenced to Exhibit 3.1 to our Current Report on Form 8-K (dated July 14, 2008), filed on July 18, 2008.
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by referenced to Exhibit 3.1 to our Current Report on Form 8-K (dated February 2, 2012), filed on February 8, 2012.
3.3	Certificate of Ownership and Merger merging Sequential Brands Group, Inc. with and into People’s Liberation, Inc. Incorporated by referenced to Exhibit 3.3 to our Annual Report on Form 10-K, filed on February 8, 2012.
10.1	Securities Purchase Agreement, dated February 2, 2012, between the Company and each purchaser identified on the signature page thereto. Incorporated by referenced to Exhibit 10.1 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.
10.2	Form of Debenture. Incorporated by referenced to Exhibit 10.2 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.
10.3	Form of Warrant. Incorporated by referenced to Exhibit 10.3 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.
10.4	Stockholders Agreement dated February 22, 2012, by and among the Company, Colin Dyne, TCP WR Acquisition, LLC, and the other stockholders party thereto. Incorporated by referenced to Exhibit 10.4 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.
10.5	Security Agreement, dated February 3, 2012, by and among the Company, certain subsidiaries of the Company and the holders of the Company’s Variable Rate Senior Secured Convertible Debentures signatory thereto. Incorporated by referenced to Exhibit 10.5 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.
10.6	Subsidiary Guarantee, dated February 3, 2012, by and among certain subsidiaries of the Company in favor of the purchasers signatory to that certain Securities Purchase Agreement, dated February 2, 2012, between the Company and such purchasers. Incorporated by referenced to Exhibit 10.6 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Furnished herewith.
***	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: May 15, 2012	/s/ Colin Dyne By: Colin Dyne Its: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

