Form 10-Q
period 2012-06-30
SEQUENTIAL BRANDS GROUP, INC.
filed 2012-08-14
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, the registrant had 36,002,563 shares of common stock, par value $.001 per share, issued and outstanding.

SEQUENTIAL BRANDS GROUP, INC.

INDEX to form 10-q

		Page

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2012 and June 30, 2011	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and June 30, 2011	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	45

PART II	OTHER INFORMATION	45

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	44

Item 6.	Exhibits	46

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,581,695	$242,791
Restricted cash	35,320	35,268
Accounts receivable, license agreements	340,874	-
Receivables arising from DVS transaction	1,080,000	-
Prepaid expenses and other current assets	15,116	50,000
Current assets held for disposition from discontinued operations of wholesale business subsidiary	344,974	339,184
Current assets held for disposition from discontinued operations of retail subsidiary	-	60,883
Total current assets	8,397,979	728,126

Property and equipment, net of accumulated depreciation and amortization	237,273	300,049
Trademarks, net of accumulated amortization	4,965,360	391,575
Intangible asset	428,572	428,572
Other assets	12,247	25,092
Long-term assets held for disposition from discontinued operations of wholesale business	21,092	54,160
Long-term assets held for disposition from discontinued operations of retail subsidiary	105,858	260,825
Total assets	$14,168,381	$2,188,399

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$1,775,927	$1,618,374
Deferred license revenue, current portion	361,428	1,325,500
Note payable to related parties	-	750,000
Note payable	-	1,000,000
Current liabilities held for disposition from discontinued operations of wholesale business	673,764	1,762,552
Current liabilities held for disposition from discontinued operations of retail subsidiary	337,271	403,805
Total current liabilities	3,148,390	6,860,231

Long-Term Liabilities:
Deferred license revenue, long-term portion	446,800	455,200
Deferred lease obligations held for disposition from discontinued operations of retail subsidiary	103,305	288,765
Total long-term liabilities	550,105	743,965
Total liabilities	3,698,495	7,604,196

Senior secured convertible debentures	13,540,998	-

Stockholders’ deficiency:
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; 14,500 shares issued and outstanding at June 30, 2012; no preferred shares issued or outstanding as of December 31, 2011	15	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 36,002,563 shares issued and outstanding at June 30, 2012 and December 31, 2011	36,002	36,002
Additional paid-in capital	2,626,027	2,338,765
Accumulated deficit	(7,857,156)	(7,790,564)
Total stockholders’ deficiency	(5,195,112)	(5,415,797)
Noncontrolling interest	2,124,000	-
Total deficiency	(3,071,112)	(5,415,797)
Total liabilities and stockholders’ deficiency	$14,168,381	$2,188,399

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenue	$1,228,438	$84,922	$2,600,971	$84,922

Operating expenses	986,192	70,126	2,024,416	78,328

Income from operations	242,246	14,796	576,555	6,594

Interest expense, net	101,806	15,167	179,968	30,167

Income (loss) before income taxes	140,440	(371)	396,587	(23,573)

Provision for income taxes	900	-	10,900	800

Income (loss) from continuing operations	139,540	(371)	385,687	(24,373)

Discontinued Operations:
Income (loss) from discontinued operations of wholesale business	210,319	(3,382,229)	(5,639)	(2,427,097)
Loss from discontinued operations of retail subsidiary	(291,375)	(244,814)	(446,640)	(575,220)
Income (loss) from discontinued operations of J. Lindeberg subsidiaries	-	136,792	-	(125,771)
Gain on sale of member interest in subsidiary	-	2,012,323	-	2,012,323
Net loss from discontinued operations	(81,056)	(1,477,928)	(452,279)	(1,115,765)

Net income (loss)	58,484	(1,478,299)	(66,592)	(1,140,138)

Noncontrolling interest:
Noncontrolling interest in continued operations	-	(30,720)	-	(18,719)
Noncontrolling interest in discontinued operations of wholesale business	-	1,231,321	-	2,495,499
Noncontrolling interest in discontinued operations of retail subsidiary	-	122,407	-	287,610
Noncontrolling interest in discontinued operations of J. Lindeberg subsidiaries	-	(68,396)	-	62,885
	-	1,254,612	-	2,827,275

Net income (loss) attributable to common stockholders	$58,484	$(223,687)	$(66,592)	$1,687,137

Basic and diluted income (loss) per share:
Continuing operations	0.00	0.00	0.01	(0.00)
Discontinued operations	(0.00)	(0.01)	(0.01)	0.05
Attributable to common shareholders	0.00	(0.01)	(0.00)	0.05
Basic weighted average common shares outstanding	36,002,563	36,002,563	36,002,563	36,002,563

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(66,592)	$(1,140,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations of J. Lindeberg subsidiaries	-	125,771
Gain on sale of discontinued operations of J. Lindeberg subsidiaries	-	(2,012,323)
Loss from discontinued operations of wholesale business	5,639	2,427,097
Loss from discontinued operations of retail subsidiary	446,640	575,220
Depreciation and amortization	85,035	78,328
Stock based compensation	1,874	75,560
Warrant issued for services	-	89,000
Amortization of valuation discount	156,891	-
Loss on disposal of fixed assets	6,448	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	34,884	-
Other assets	12,845	(8,500)
Accounts payable and accrued expenses	180,842	47,655
Deferred license revenue	(1,313,346)	-
Income taxes payable	(9,558)	800
Net cash flows (used in) provided by operating activities from continuing operations	(458,398)	258,470
Net cash flows used in operating activities from discontinued operations of J. Lindeberg subsidiaries	-	(119,282)
Net cash flows used in operating activities from discontinued operations of wholesale business	(1,067,149)	(1,790,127)
Net cash flows used in operating activities from discontinued operations of retail subsidiary	(482,784)	(481,536)
Net cash flows used in operating activities	(2,008,331)	(2,132,475)

Cash flows from investing activities:
Acquisition of DVS assets	(9,260,417)	-
Proceeds from sale of non-core assets derived from DVS transaction	3,590,000	-
Proceeds from sale of receivable	-	722,916
(Increase) decrease in restricted cash	(52)	121,052
Acquisition of trademarks	-	(17,496)
Acquisition of property and equipment	(12,074)	(104,244)
Net cash flows (used in) provided by investing activities from continuing operations	(5,682,543)	722,228
Cash proceeds received in sale of discontinued operations of J. Lindeberg subsidiaries	-	900,000
Net cash flows used in investing activities from discontinued operations of J. Lindeberg subsidiaries	-	(9,213)
Net cash flows used in investing activities from discontinued operations of wholesale business	-	(2,518)
Net cash flows used in investing activities from discontinued operations of retail subsidiary	-	(1,350)
Net cash flows (used in) provided by investing activities	(5,682,543)	1,609,147

Condensed Consolidated Statements of Cash Flows are continued on the following page.

SEQUENTIAL BRANDS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from financing activities:
Repayment of note payable	(1,000,000)	-
Net proceeds from senior secured convertible debentures	13,655,778	-
Investment by noncontrolling interest member	2,124,000	-
Repayment of note payable to related parties	(750,000)	-
Net cash flows provided by financing activities from continuing operations	14,029,778	-

Net increase (decrease) in cash and cash equivalents	6,338,904	(523,328)
Cash and cash equivalents, beginning of period	242,791	1,184,743
Cash and cash equivalents, end of period	$6,581,695	$661,415

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$82,019	$75,498
Income taxes paid	23,047	59,065
Noncash investing and financing transaction:
Fair value of warrants issued in financing transaction	285,388	-
Accumulated noncontrolling interest upon sale of discontinued operations	-	(1,843,727)
Receivable received in sale of member interest in subsidiary	-	750,000

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Presentation of Interim Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited consolidated condensed financial statements reflect all normal recurring adjustments that, in the opinion of the management of Sequential Brands Group, Inc. (the “Company”) and subsidiaries are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of consolidated financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The significant assets and liabilities that require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements included inventories, accounts receivable and due to factor, intangible assets, deferred taxes, accrued expenses, income taxes, stock based compensation and noncontrolling interest. Management is also required to make significant estimates and assumptions related to its disclosure of litigation and the recording of related contingent assets or liabilities, if any.

2.	Organization and Nature of Operations

Overview

Since the Company’s formation in 2005, the Company has been a designer, marketer and wholesale provider of branded apparel and apparel accessories. Commencing in July 2008, the Company implemented a retail strategy and opened retail stores to sell its branded products. In the second half of 2011, the Company decided to change its business model to focus on licensing and brand management. In connection with the change in the Company’s business model, the Company is presently winding down the wholesale distribution of its branded apparel and apparel accessories, liquidating its existing inventory and closing its remaining retail stores. The Company expects to complete its transition from a wholesale and retail company to a licensing and brand management company by the end of 2012. To reflect the Company’s business transition, in March 2012, the Company’s corporate name was changed from People’s Liberation, Inc. (“People’s Liberation”) to Sequential Brands Group, Inc. The Company’s wholesale and retail operations are referred to as “Historical Operations” in these notes to the Company’s Consolidated Condensed Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Licensing and Brand Management Business

As a licensing and brand management company, the Company plans to promote, market, and license a portfolio of consumer brands. Presently, the Company’s brands include William Rast®, People’s Liberation® and DVS® and the Company intends to grow its portfolio of brands by acquiring rights to additional brands. The Company has licensed and intends to license its brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In the Company’s licensing arrangements, the Company’s licensing partners will be responsible for designing, manufacturing and distributing the Company’s licensed products, subject to the Company’s continued oversight and marketing support.  Currently, the Company has one direct-to-retail and five wholesale licenses. In its direct-to-retail license, the Company granted JC Penney, a national retailer, the exclusive right to distribute William Rast branded apparel in a broad range of product categories through its stores in the United States and through its consumer-direct mail and consumer-direct ecommerce distribution channels which are targeted to consumers in the United States. In the Company’s wholesale licenses, the Company grants rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution.

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

Retail Operations

The Company’s Historical Operations also include the sale of William Rast branded apparel and accessories through its William Rast branded retail stores and also through its William Rast branded outlet store. As part of the Company’s transition from a wholesale and retail provider of apparel and apparel accessories to a brand management and licensing business, the Company closed its William Rast retail stores located in Miami and San Jose in November 2011, and its Century City store in June 2012. The Company’s remaining William Rast retail store is expected to be closed by the end of 2012. The Company has had limited sales from these locations in 2012.

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

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In June 2012, the Company formed DVS Footwear International, LLC (“DVS LLC”). DVS LLC is a collaboration between the Company and Elan Polo International, Inc. (“Elan Polo”) in which the Company has a 65% economic interest and Elan Polo has a 35% economic interest. DVS LLC was formed for the purpose of licensing the DVS® trademark to third parties primarily in connection with the manufacturing, distribution, marketing and sale of DVS branded footwear, apparel and apparel accessories (see Note 11).

Structure of William Rast Business

William Rast Sourcing, LLC (“William Rast Sourcing”) and William Rast Licensing, LLC (“William Rast Licensing”) are consolidated under Bella Rose, and through September 30, 2011 were each owned 50% by Bella Rose and 50% by Tennman WR-T, Inc. (“Tennman WR-T”), an entity owned in part by Justin Timberlake.

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business. As further described under Note 4 to the Company’s Consolidated Financial Statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by Tennman WR-T, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to Tennman WR-T.

William Rast Retail, LLC (“William Rast Retail”), a California limited liability company, was formed on August 26, 2009 and is a wholly-owned subsidiary of William Rast Sourcing. William Rast Retail was formed to operate the Company’s William Rast retail stores. The operations of William Rast Retail are shown as discontinued operations in the accompanying consolidated financial statements.

Structure of J. Lindeberg Business

Prior to its sale on April 26, 2011, the Company’s J. Lindeberg brand business was conducted through Bella Rose. From July 1, 2008 through April 26, 2011, J. Lindeberg USA, LLC (“J. Lindeberg USA”) was consolidated under Bella Rose and was owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp. an entity owned by J. Lindeberg AB, a Swedish corporation. J. Lindeberg USA Retail, LLC, a California limited liability company, was formed on August 21, 2009 and is a wholly-owned subsidiary of J. Lindeberg USA. J. Lindeberg Retail was formed to operate the Company’s J. Lindeberg retail stores. The operations of J. Lindeberg are shown as discontinued operations in the accompanying consolidated financial statements.

3.	Summary of Significant Accounting Policies

Discontinued Operations

The Company accounted for the sale of its 50% member interest in J. Lindeberg USA and the decisions to close down its wholesale and retail operations as discontinued operations in accordance with the guidance provided in FASB ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets, which requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

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

Warrants representing 440,000 shares of common stock at exercise prices ranging from $0.40 to $0.50 per share and stock options representing 2,109,000 shares of common stock at exercise prices ranging from $0.40 to $1.25 per share were outstanding as of June 30, 2012, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the three months ended June 30, 2012 because the average trading price of the Company’s common shares during the period was lower than the exercise price of these outstanding equity instruments, and therefore were antidilutive. Warrants representing 33,261,428 shares of common stock at exercise prices ranging from $0.08 to $0.50 per share, stock options representing 6,772,000 shares of common stock at exercise prices ranging from $0.15 to $1.25 per share and convertible debentures representing approximately 82.9 million shares at an exercise price of $0.175 per share were outstanding as of June 30, 2012, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the six months ended June 30, 2012 because the effect of including these shares would have been antidilutive.

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

Customer and Supplier Concentrations

During the three months ended June 30, 2012, one customer comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from this customer amounted to 83.4% of net revenue from continuing operations for the three months ended June 30, 2012. During the six months ended June 30, 2012, two customers comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these customers amounted to 91.3% of net revenue from continuing operations for the six months ended June 30, 2012. During the three and six months ended June 30, 2011, one customer comprised greater than 10% of the Company’s net revenue. Revenue derived from this customer amounted to 100.0% of net revenue from continuing operations for the three and six months ended June 30, 2011. At June 30, 2012 and 2011, there were no amounts due from these major customers pursuant to the terms of the related license agreements.

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Off Balance Sheet Risk and Contingencies

The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, except as described in Note 14 to the consolidated financial statements and as provided for in the consolidated financial statements, there are currently no additional claims that could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business. The recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T as well as other consideration.

As a result of the recapitalization, both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by Tennman WR-T, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to Tennman WR-T. In connection with the ownership recapitalization, Tennman WR-T, William Rast Sourcing and William Rast Licensing entered into a Royalty Agreement. Pursuant to the Royalty Agreement, William Rast Sourcing is obligated to pay Tennman WR-T a royalty in the amount of 5.0% of its wholesale net sales, plus 2.5% of its retail net sales and 25.0% of its sublicensee gross consideration during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that William Rast Sourcing pays a liquidating payment to Tennman WR-T or (ii) the date that Tennman WR-T or any of its affiliates no longer owns Class B membership interests in William Rast Sourcing. During the term of the agreement, William Rast Sourcing is obligated to pay Tennman WR-T a guaranteed minimum royalty of $200,000 for the calendar year ended December 31, 2011 and $400,000 for each calendar year thereafter. The Royalty Agreement also provides that William Rast Licensing shall pay to Tennman WR-T an amount equal to 50.0% of all gross receipts of William Rast Licensing in respect of royalties or other compensation earned with respect to the license by William Rast Licensing of rights to the William Rast mark, subject to certain offsets, during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that William Rast Licensing pays a liquidating payment to Tennman WR-T or (ii) the date that Tennman WR-T or any of its affiliates no longer owns Class B membership interests in William Rast Licensing. During the three and six months ended June 30, 2012, the Company recorded approximately $226,000 and $553,000, respectively, in royalty expense related to royalties due under the Royalty Agreement.

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

5.	Charlotte Russe Litigation

Beginning October of 2009, the Company had been in litigation with Charlotte Russe and its affiliates in relation to an exclusive distribution agreement between the parties. On February 3, 2011, the Company (along with the other parties to the litigation) settled its litigation with Charlotte Russe. Pursuant to the settlement agreement, the Company received $3.5 million, after the distribution of amounts owed under the terms of an asset purchase agreement entered into by the Company with two related parties pursuant to which the Company sold 50% of the net proceeds, after contingent legal fees and expenses, that may be received by the Company as a result of the litigation. The settlement included the dismissal with prejudice of all claims pending between the parties as well as mutual releases, without any admission of liability or wrongdoing by any of the parties to the actions. The settlement amount of $3.5 million is included in loss from operations of wholesales business included in the Company’s statement of operations for the six months ended June 30, 2011.

6.	License Agreements

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and design fees and additional revenues based on a percentage of defined sales. Minimum royalty and design fee revenue is recognized on a straight-line basis over each period, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Payments received as consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheet under the caption of “Deferred License Revenue.” Revenue is not recognized unless collectability is reasonably assured. For the three and six months ended June 30, 2012, the Company recorded total license revenue related to its license agreements of approximately $1.2 million and $2.6 million, respectively. License revenue earned during the three months and six months ended June 30, 2011 amounted to approximately $85,000.

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

Subject to certain exceptions, the license granted to JC Penney is exclusive with respect to JC Penney’s right to sell and market William Rast branded products through its stores in the United States and through its consumer-direct mail and consumer-direct ecommerce distribution channels which are targeted to consumers in the United States. During the term of the agreement, the Company has agreed to refrain from selling or authorizing any other party to sell, with certain exceptions described in the agreement, any line of William Rast branded apparel products in the United States through any distribution channel; provided, however, that the Company continued to have the right to sell William Rast branded products without restriction through June 30, 2012.

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Product License Agreements

In addition to its direct-to-retail license agreement with JC Penney, the Company has three other agreements for the license of its William Rast branded products and two license agreements for its DVS branded products. The license agreements provide for the payment of royalties based on net sales at a negotiated rate and minimum royalty amounts for each contract year.

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Future annual minimum royalty and design fee revenue is summarized as follows:

Years Ending December 31,
2012 (six months)	$2,176,250
2013	5,895,625
2014	7,403,000
2015	7,194,914
2016	4,080,418
2017	3,039,668
Thereafter	6,300,000
$36,089,875

7.	Discontinued Operations of Wholesale Business

In 2012, the Company’s Board of Directors decided to discontinue the Company’s wholesale business completely and as a result, will no longer sell its People’s Liberation and William Rast branded products to wholesale and retail customers. For the remainder of 2012, the Company will continue to sell William Rast and People’s Liberation branded apparel on a limited basis through its domestic wholesale operations in order to liquidate its existing inventory.

The discontinuation of the Company’s wholesale business has been accounted for as a discontinued operation and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and cash flows have been adjusted to conform to this presentation.

The following table summarizes certain selected components of the discontinued operations of the Company’s wholesale business for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011

Net Revenue	$825,474	$1,429,695	$1,270,200	$3,266,771

Income (loss)	$210,319	$(3,382,229)	$(5,639)	$(2,427,097)
Noncontrolling interest	$-	$1,231,321	$-	$2,495,499
Net income (loss) attributable to common shareholders	$210,319	$(2,150,908)	$(5,639)	$68,402

Basis and diluted income (loss) per share from discontinued operations	$0.01	$(0.06)	$(0.00)	$0.01

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table summarizes certain selected components of the discontinued operations of the Company’s wholesale business as of June 30, 2012 and December 31, 2011, the periods covered by this report:

	June 30, 2012	December 31, 2011
Current assets	$344,974	$339,184
Long-term assets	$21,092	$54,160
Current liabilities	$673,764	$1,762,552

During the three months ended June 30, 2012, three customers comprised greater than 10% of the Company’s net revenue from discontinued operations of the Company’s wholesale business. Revenue derived from these customers amounted to 48.5%, 28.8% and 12.9% of net revenue from discontinued operations of the Company’s wholesale business for the three months ended June 30, 2012. During the three months ended June 30, 2011, three customers comprised greater than 10% of the Company’s net revenue from discontinued operations of its wholesale business. Revenue derived from these customers amounted to 27.1%, 24.9% and 14.1% of net revenue from discontinued operations of the Company’s wholesale business for the three months ended June 30, 2011. During the six months ended June 30, 2012, three customers comprised greater than 10% of the Company’s net revenue from discontinued operations of its wholesale business. Revenue derived from these customers amounted to 31.5%, 30.9 and 12.9% of net revenue from discontinued operations of its wholesale business for the six months ended June 30, 2012. During the six months ended June 30, 2011, three customers comprised greater than 10% of the Company’s net revenue from the discontinuation of its wholesale business. Revenue derived from these customers amounted to 34.2%, 22.7% and 13.67% of net revenue from the discontinuation of the Company’s wholesale business for the six months ended June 30, 2011. At June 30, 2012, the total amount due from these major customers amounted to approximately $475,000 and is included in current assets held for disposition from discontinued operations of wholesale business. At June 30, 2011, the majority of receivables due from these customers was sold to the factor and is included in the due to factor balance.

During the three and six months ended June 30, 2012, there were no suppliers that comprised greater than 10% of our purchases from discontinued operations. During the six months ended June 30, 2011, three suppliers comprised greater than 10% of the Company’s purchases from discontinued operations. Purchases from these suppliers amounted to 31.3%, 13.6% and 10.9% for the six months ended June 30, 2011. At June 30, 2011, accounts payable and accrued expenses included an aggregate of approximately $674,000 due to these vendors.

8.	Discontinued Operations of Retail Subsidiary

In the second half of 2011, the Company’s Board of Directors decided to transition the Company’s business from a wholesale and retail provider of branded apparel and apparel accessories to a brand management and licensing business. As a result, the Company’s retail operations included in the Company’s subsidiary, William Rast Retail, which consisted of four retail stores were discontinued. As of June 30, 2012, the Company has closed three of its retail stores and the remaining store is expected to be closed by the end of 2012.

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The closing of the Company’s retail stores has been accounted for as a discontinued operation and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and cash flows have been adjusted to conform to this presentation.

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table summarizes certain selected components of the discontinued operations of William Rast Retail for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011

Net Revenue	$245,339	$477,364	$510,523	$1,039,824

Net loss	$(291,375)	$(330,406)	$(446,640)	$(575,220)
Noncontrolling interest	$-	$165,203	$-	$287,610
Net loss attributable to common shareholders	$(291,375)	$(165,203)	$(446,640)	$(287,610)

Basis and diluted loss per share from discontinued operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)

The following table summarizes certain selected components of the discontinued operations of William Rast Retail as of June 30, 2012 and December 31, 2011, the periods covered by this report:

	June 30, 2012	December 31, 2011
Current assets	$-	$60,883
Long-term assets	$105,858	$260,825
Current liabilities	$337,271	$403,805
Long-term liabilities	$103,305	$288,765

As a result of the expected closure of the Company’s remaining retail store and other costs to be incurred in future periods related to the winding down of William Rast Retail’s operations, the Company expects to incur additional expenses for the remainder of 2012 ranging from $300,000 to $400,000. The expected losses include costs to close the Company’s remaining store, store rent, lease termination settlements and fees, fixed asset write-offs, employee severance costs, litigation costs, if any, and related professional fees. The Company recognizes costs incurred to close its retail stores in the period in which each retail store is closed.

9.	Discontinued Operations of J. Lindberg USA Subsidiaries

On April 26, 2011, the Company and its wholly owned subsidiary, Bella Rose, completed the sale of Bella Rose’s 50% membership interest in J. Lindeberg USA to J. Lindeberg USA Corp. (“Buyer”) pursuant to the terms of a Unit Purchase Agreement entered into by the parties on April 7, 2011.  Prior to the closing of the transaction and since July 1, 2008, Lindeberg USA was owned 50% by Bella Rose and 50% by Buyer.

In consideration for Bella Rose’s 50% membership interest in J. Lindeberg USA, Buyer agreed to pay to the Company an aggregate of $1,650,000, of which $900,000 was paid upon the closing of the transaction and $750,000 was received in the form of a receivable that was non-interest bearing and to be paid on the six month anniversary of the closing of the transaction. On June 24, 2011, the Company and its wholly-owned subsidiary, Bella Rose, LLC, entered into an asset purchase agreement with Monto Holding (Pty) Limited (“Monto”). Pursuant to the agreement, the Company sold to Monto without recourse the $750,000 receivable owed to the Company under the terms of the Unit Purchase Agreement discussed above. The receivable balance was paid by the buyer to Monto in October 2011.

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The divestiture of the Company’s membership interest in J. Lindeberg USA has been accounted for as a discontinued operation and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and cash flows have been adjusted to conform to this presentation.

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

The following table summarizes certain selected components of the discontinued operations of J. Lindeberg USA for the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net Revenue	$733,150	$3,374,624

Net income (loss)	$136,792	$(125,771)
Noncontrolling interest	$(68,396)	$62,885
Net income (loss) attributable to discontinued operations	$68,396	$(62,886)

Basis and diluted income (loss) per share from discontinued operations	$0.06	$(0.06)

During the three and six months ended June 30, 2011, the Company purchased all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of the Company’s former subsidiary, J. Lindeberg USA. Total purchases from J. Lindeberg AB for the six months ended June 30, 2011 amounted to approximately $1.8 million.

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

10.	Stock Based Compensation

Stock Options

On January 5, 2006, the Company adopted its 2005 Stock Incentive Plan (the “Plan”), which authorized the granting of a variety of stock-based incentive awards. The Plan is administered by the Company’s Board of Directors, or a committee appointed by the Board of Directors, which determines the recipients and terms of the awards granted. The Plan provides for a total of 5,500,000 shares of common stock to be reserved for issuance under the Plan.

The Company recognizes stock-based compensation costs on a straight-line basis over the vesting period of each award, which is generally between one to four years.

During the three months and six months ended June 30, 2012, the Company did not grant any options. During the three and six months ended June 30, 2011, the Company granted 500,000 and 1,530,000 options to employees and officers within the Plan at an exercise price of $0.15 and 5,000,000 options to two employees and an officer outside the Plan, also at an exercise price of $0.15. Plan options to purchase 2,791,292 and 2,487,698 shares were exercisable as of June 30, 2012 and 2011, respectively. Options granted outside the Plan to purchase 3,000,000 shares were exercisable as of June 30, 2012 and 2011. Total stock based compensation expense for the three and six months ended June 30, 2012 was approximately $1,000 and $2,000, respectively. Total stock based compensation expense for the three and six months ended June 30, 2011 was approximately $19,000 and $76,000, respectively. There were no stock options or warrants exercised during the three and six months ended June 30, 2012 and 2011.

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility is estimated based on a peer group of public companies and expected term is estimated using the “safe harbor” provisions provided in accordance with U.S. GAAP. The safe harbor provisions were extended beyond December 31, 2007 for companies that did not have sufficient historical data to calculate the expected term of their related options. The Company does not have sufficient historical data to calculate expected term and the safe harbor provisions were used to calculate expected term for options granted during the periods. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the six months ended June 30, 2011 included a dividend yield of zero, a risk-free interest rate of 2.2%, expected term of 6.1 years and an expected volatility of 64%.

For stock-based awards issued to employees, directors and officers, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations for the three months ended June 30, 2012 and 2011 is included in operating expenses and is based on awards ultimately expected to vest. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the six months ended June 30, 2011, the Company used historical data to calculate the expected forfeiture rate.

Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2012	3,772,000	0.42
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding – June 30, 2012	3,772,000	$0.42

A summary of the changes in the Company’s unvested stock options within the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2012	1,277,083	0.01
Granted	-	-
Vested	(296,375)	(0.01)
Forfeited	-	-

Unvested stock options – June 30, 2012	980,708	$0.01

The following table summarizes the activity outside of the Plan:

	Number of Shares	Weighted Average Exercise Price
Options outstanding – January 1, 2012	3,000,000	0.15
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding – June 30, 2012 (fully vested)	3,000,000	$0.15

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Additional information relating to stock options outstanding and exercisable at June 30, 2012, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$0.15	(options)	3,780,000	8.6	$0.15	3,438,250	$0.15
$0.20	(options)	853,000	9.2	$0.20	214,250	$0.20
$0.30	(options)	30,000	6.0	$0.30	30,000	$0.30
$0.31	(options)	24,000	5.0	$0.31	24,000	$0.31
$0.38	(options)	240,000	5.2	$0.38	240,000	$0.38
$0.40	(options)	450,000	6.0	$0.40	450,000	$0.40
$0.46	(options)	385,000	5.0	$0.46	385,000	$0.46
$0.50	(options)	570,000	5.4	$0.50	569,792	$0.50
$1.25	(options)	440,000	4.0	$1.25	440,000	$1.25

		6,772,000	7.6	$0.30	5,791,292	$0.32

As of June 30, 2012, there were 2,791,292 of vested stock options within the Plan and 3,000,000 of vested options outside the Plan. As of June 30, 2012, there was approximately $5,000 of total unrecognized compensation expense related to share-based compensation arrangements granted within the Plan. The cost is expected to be recognized on a weighted-average basis over the next two and a half years. There was no unrecognized compensation expense related to share-based compensation arrangements granted outside the Plan as of June 30, 2012. The aggregate intrinsic value of stock options outstanding was approximately $793,000 at June 30, 2012. The aggregate intrinsic value of stock options outstanding was zero at June 30, 2011 as the market value of the options was lower than the exercise value.

Warrants

The following table summarizes the Company’s outstanding warrants:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2012	16,690,000	0.12
Granted	16,571,428	0.18
Exercised	-	-
Forfeited	-	-

Options outstanding – June 30, 2012 (fully vested)	33,261,428	$0.15

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Additional information relating to warrants outstanding and exercisable at June 30, 2012, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$0.080	(warrants)	12,500,000	4.1	$0.080	12,500,000	$0.080
$0.175	(warrants)	16,571,428	4.6	$0.175	16,571,428	$0.175
$0.200	(warrants)	3,750,000	4.0	$0.200	3,750,000	$0.200
$0.400	(warrants)	150,000	0.4	$0.400	150,000	$0.400
$0.500	(warrants)	290,000	0.4	$0.500	290,000	$0.500

		33,261,428	4.3	$0.146	33,261,248	$0.146

The aggregate intrinsic value of warrants outstanding was approximately $6.2 million at June 30, 2012. The aggregate intrinsic value of warrants outstanding was zero at June 30, 2011 as the market value of the warrants was lower than the exercise value.

11.	Acquisition of Assets from DVS Shoe Co.

In June 2012, the Company completed a series of transactions which included (i) its acquisition of assets relating to the consumer product brands “DVS®” and “Matix®”, (ii) its sale of all of its acquired assets relating to the Matix® brand and certain tangible assets related to the DVS® brand, but excluding its intellectual property rights in the DVS® brand, (iii) the contribution of the trademarks relating to the DVS® brand into DVS LLC, and (iv) the entry into two license agreements in relation to the DVS® brand, all as further described below.

Completion of Acquisition of Assets from DVS Shoe Co., Inc.

On June 26, 2012, the Company acquired from DVS Shoe Co., Inc. (“DVS Shoe Co.”) substantially all of DVS Shoe Co.’s assets relating to its consumer product brands “DVS®” and “Matix®” pursuant to the terms of a Purchase and Sale Agreement entered into between the parties on June 20, 2012. In consideration for the assets, which primarily consist of inventory, accounts receivable, trademarks and other intellectual property rights, the Company paid $8.55 million in cash to DVS Shoe Co., plus legal and other fees of $0.7 million, for a total purchase price of $9.3 million.

Entry into Purchase and Sale Agreement with Westlife Distribution USA, LLC.

Following the asset acquisition from DVS Shoe Co, on June 28, 2012, the Company entered into a Purchase and Sale Agreement with Westlife Distribution USA, LLC (“Westlife”). Pursuant to the agreement, the Company sold the assets relating to its acquired Matix® brand, including all trademarks and other intellectual property relating to the Matix® brand, other intangibles, inventory of Matix® branded products, prepaids and accounts receivable. On June 29, 2012, upon the closing of the transactions contemplated by the Purchase and Sale Agreement, the Company received $2.95 million in cash from Westlife.

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Entry into Collaboration with Elan Polo International, Inc.

In connection with the acquisition of assets relating to the DVS® brand, the Company received a 65% economic interest in DVS LLC. DVS LLC is a collaboration between the Company and Elan Polo. The new company was formed for the purpose of licensing the DVS® trademark to third parties primarily in connection with the manufacturing, distribution, marketing and sale of DVS® branded footwear, apparel and apparel accessories. In exchange for its 65% economic interest in DVS LLC, the Company contributed trademarks and other intellectual property rights relating to the DVS® brand to DVS LLC. In exchange for its 35% economic interest in DVS LLC, Elan Polo contributed $2,124,000 in cash to the newly formed entity.

In connection with the formation of DVS LLC, the Company and Elan Polo entered into a Limited Liability Company Operating Agreement of DVS Footwear International LLC on June 29, 2012 (the “Operating Agreement”). Subject to certain exceptions, the Operating Agreement provides that the Company has the right to manage, control and conduct the business affairs of DVS LLC. The Operating Agreement provides that the Company will receive 65% of the distributions and allocation of net profits and losses of DVS LLC and 60% of the distributable assets upon dissolution of DVS LLC.

Entry into License Agreement with Elan Polo International, Inc.

On June 29, 2012, DVS LLC entered into a license agreement with Elan Polo. Pursuant to the agreement, DVS LLC granted to Elan Polo an exclusive license (subject to certain exceptions) to use the DVS® trademark in connection with the worldwide manufacture, distribution, marketing and sale to approved customers of men’s, women’s and children’s footwear. Unless otherwise terminated earlier pursuant to its terms, the agreement will continue through December 31, 2019. Subject to the satisfaction of certain conditions, Elan Polo may elect to extend the term of the agreement for two additional renewal terms of five years each.

During the term of the agreement, Elan Polo has agreed to pay DVS LLC royalties that are based on a percentage of net sales of DVS licensed products. Royalties are payable on a quarterly basis, and Elan Polo has guaranteed the payment to DVS LLC of certain minimum royalties during each contract year of the agreement. On June 29, 2012, DVS LLC received an advanced royalty payment of $340,000 from Elan Polo pursuant to the terms of the agreement.

In connection with entering into the license agreement with Elan Polo, the Company also sold its DVS branded inventory, purchase orders, customer lists and other intangible assets acquired from DVS Shoe Co. to Elan Polo for $640,000.

Entry into License Agreement with RSA & Associates, Inc.

On June 27, 2012, DVS LLC entered into a license agreement with RSA & Associates, Inc. (“RSA”). Pursuant to the agreement, DVS LLC granted to RSA an exclusive license (subject to certain exceptions) to use the DVS® trademark in connection with the manufacture, distribution, marketing and sale to approved customers of men’s t-shirts, sport shirts, knit shirts, pants, shorts and hoodies. Unless otherwise terminated earlier pursuant to its terms, the license agreement will continue through December 31, 2017. Subject to the satisfaction of certain conditions, RSA may elect to extend the term of the agreement for one additional renewal term of five years.

During the term of the agreement, RSA has agreed to pay DVS LLC royalties that are based on a percentage of net sales of DVS licensed products. Except during the first year of the agreement, royalties are payable on a quarterly basis, and RSA has guaranteed the payment to DVS LLC of certain minimum royalties during each contract year of the agreement. The performance obligations of RSA under the license agreement are guaranteed by Robert Allen Associates Inc., an affiliate of RSA.

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Accounting for the DVS Transactions

The aggregate purchase price of the acquisition of DVS Shoe Co. was $8.55 million, plus legal and other fees of $0.7 million, for a total purchase price of $9.3 million. The purchase price was allocated to the following assets based on the fair market value of the assets on the date the transaction took place:

Matix and DVS non-core assets	$3,590,000
Accounts and other receivables	1,080,000
Trademarks	4,590,417
Total acquisition price of DVS Shoe Co.	$9,260,417

Upon acquisition of DVS Shoe Co., the Company immediately sold the assets of the Matix brand to an unaffiliated company and its acquired DVS branded inventory to Elan Polo for an aggregate amount of $3,590,000 The Company did not recognize a gain or loss on these transactions as it considered the purchase price of the Matix assets and the DVS branded inventory to be equivalent to the fair value of the assets on the date of the transactions.

As part of the transaction, the Company acquired accounts and notes receivables with an aggregate estimated fair market value on the date of the transaction of $1,080,000, which has been reflected on the Company’s consolidated balance sheet as of June 30, 2012.

The excess of the purchase price over the fair value of the assets acquired was assigned to the DVS trademarks. The DVS trademarks will be amortized over their expected useful lives.

In conjunction with the acquisition of assets from DVS Shoe Co., the Company entered into a collaboration with Elan Polo pursuant to which Elan Polo paid the Company $2,124,000 for a 35% economic member interest in DVS LLC, the entity that holds the DVS trademarks.  The Company has included the accounts of DVS LLC in its consolidated financial statements for the period ended June 30, 2012. Elan Polo’s minority member interest in DVS LLC has been reflected as noncontrolling interest on the Company’s consolidated balance sheet as of June 30, 2012.

12.	Securities Purchase Agreement and Repayment of Indebtedness

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

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

In connection with the sale of the Debentures, the Company issued to TCP warrants (the “Warrants”) to purchase 16,571,428 shares of the Company’s Common Stock. The Warrants are exercisable immediately after issuance and have a term of five years. The Warrants may be exercised at an initial exercise price per share of $0.175, which is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The warrants were valued at approximately $285,000 using the Black-Scholes pricing model. The assumptions the Company used as inputs to the Black-Scholes pricing model for the valuation of the warrants included a dividend yield of zero, a risk-free interest rate of 1.4%, expected term of five years and an expected volatility of 64%.

Also in connection with the sale of the Debentures, the Company agreed to issue one share of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), for every $1,000.00 of principal amount of Debentures purchased by TCP. The Series A Preferred Stock is designed to give holders of the Debentures certain voting rights while the Debentures remain outstanding and each share of Series A Preferred Stock is entitled to vote 5,714 votes.

The Company has recorded a valuation discount of approximately $1.1 million related to legal and other fees associated with the financing and the valuation of the warrants issued in the financing. The valuation discount is being amortized to interest expense over the term of the debentures based upon the effective interest method. The unamortized amount of the valuation discount has been presented as an offset to the face amount of the Debentures in the Company’s consolidated balance sheet. Included in interest expense for the three and six months ended June 30, 2012 is approximately $94,000 and $157,000 of amortization related to the valuation discount.

The components of the Debentures as of June 30, 2012 are as follows:

Face value of the debentures	$14,500,000
Valuation discount	(972,734)
Accrued interest	13,732
$13,540,998

The Company has classified the Debentures between long-term liabilities and stockholders’ deficiency (mezzanine) in its June 30, 2012 consolidated balance sheet.

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

Other terms

The Purchase Agreement provides TCP with piggyback registration rights with respect to TCP’s shares of Common Stock, requires the Company to seek approval from its stockholders to amend the Company’s certificate of incorporation to increase the authorized number of shares of the Company’s Common Stock to at least 300 million, requires the Company to pay TCP at the second closing a fee of $362,500 plus all legal and other fees and expenses incurred by TCP in connection with the Purchase Agreement, and requires the Company to pay TCP an annual monitoring fee of $250,000 at the second closing and on each one year anniversary of such date so long as certain conditions are satisfied.

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

13.	Preferred Stock

On February 3, 2012, the Company amended its certificate of incorporation by creating a new series of preferred stock designated Series A Preferred Stock, by filing with the Delaware Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. The Certificate of Designation sets forth the rights, preferences, privileges and restrictions of the Series A Preferred Stock, which include the following:

•	The authorized number of shares of Series A Preferred Stock is 19,400, having a par value $0.001 per share and a stated value of $1,000.00 per share (“Stated Value”).

•	Holders of Series A Preferred Stock are not entitled to dividends or any liquidation preference.

•	Series A Preferred Stock may only be transferred by a holder of such stock to a transferee if such transfer also includes a transfer to the transferee of $1,000.00 in principal amount of Debentures for each one share of transferred Series A Preferred Stock.

•	The holders of Series A Preferred Stock vote together as a single class with the holders of Common Stock on all matters requiring approval of the holders of Common Stock, except that each share of Preferred Stock is entitled to 5,714 votes per share (which is the number of shares of Common Stock a Debenture holder would receive if it converted $1,000.00 in principal amount of Debentures into Common Stock at a conversion price of $0.175), which number of votes per share is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions relating to the Company’s Common Stock.

SEQUENTIAL BRANDS GROUP, INC.
FOOTNOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

•	As long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of such holders, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

•	Upon conversion of the principal amount of a Debenture, in whole or in part, into shares of Common Stock or upon the repayment of the principal amount of a Debenture, in whole or in part, by the Company, the Company has the right to and will redeem from the Debenture holder at a price of $0.001 per share, a number of shares of Series A Preferred Stock determined by dividing (i) the outstanding principal amount of the Debenture that has been repaid or converted into Common Stock, as applicable by (ii) the Stated Value.

14.	Shareholder Derivative Complaint

On January 17, 2012, plaintiff RP Capital, LLC filed a shareholders’ derivative complaint in the Superior Court of the State of California, County of Los Angeles, Case Number BC477118 against Colin Dyne, Kenneth Wengrod, Susan White, Dean Oakey and the Company. The case alleges that the defendants (i) breached their fiduciary duties to the Company for failing to properly oversee and manage the Company, (ii) were unjustly enriched, (iii) abused their control, (iv) grossly mismanaged the Company, (v) wasted corporate assets, (vi) engaged in self-dealing, and (vii) breached their fiduciary duties by disseminating false and misleading information. The plaintiffs seek (i) judgment against the defendants in favor of the Company for the amount of damages sustained by the Company as a result of the defendants’ alleged breaches of their fiduciary duties; (ii) judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws; (iii) an award to the Company of restitution from the defendants and an order from the court to disgorge all profits, benefits and other compensation obtained by the defendants from their alleged wrongful conduct and alleged fiduciary breaches and (iv) an award of costs and disbursements of the action, including reasonable fees for profession services. The Company is in the process of negotiating a settlement with regards to this complaint. Management believes that the settlement will not result in a cash settlement by the Company and that the Company’s out-of-pocket expenses will include only a nominal amount related to its insurance deductable.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Sequential Brands Group, Inc. for the three and six months ended June 30, 2012 and the three and six months ended June 30, 2011. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Forward-looking statements are based on current expectations and assumptions and actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our 2011 Annual Report and Part II, Item 1A of this Quarterly Report.

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

Licensing and Brand Management Business

As a licensing and brand management company, we plan to promote, market, and license a portfolio of consumer brands. Presently, our brands include William Rast®, People’s Liberation® and DVS® and we intend to grow our portfolio of brands by acquiring rights to additional brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In our licensing arrangements, our licensing partners will be responsible for designing, manufacturing and distributing our licensed products, subject to our continued oversight and marketing support.  Currently, we have one direct-to-retail and five wholesale licenses. In our direct-to-retail license, we granted JC Penney, a national retailer, the exclusive right to distribute William Rast branded apparel in a broad range of product categories through its stores in the United States and through its consumer-direct mail and consumer-direct ecommerce distribution channels which are targeted to consumers in the United States. In our wholesale licenses, we grant rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution.

Historical Operations

Wholesale Operations

Since our inception in 2005, in the United States, we have distributed our William Rast branded merchandise and, through April 26, 2011, our J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com. In 2012, we decided to discontinue our wholesale operations completely. For the remainder of 2012, we will continue to sell William Rast and People’s Liberation branded apparel on a limited basis through our domestic wholesale operations in order to liquidate our existing inventory.

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

Retail Operations

Our Historical Operations also include the sale of William Rast branded apparel and accessories through our William Rast branded retail stores and also through our William Rast branded outlet store. As part of our transition from a wholesale and retail provider of apparel and apparel accessories to a brand management and licensing business, we closed our William Rast retail stores located in Miami and San Jose in November 2011, and our Century City store in June 2012. Our remaining William Rast retail store is expected to be closed by the end of 2012. We expect to have limited sales from these locations in 2012.

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

Versatile conducts our People’s Liberation brand business and our William Rast brand business is conducted through Bella Rose.

In June 2012, we formed DVS Footwear International, LLC (“DVS LLC”). DVS LLC is a collaboration with Elan Polo International, Inc. (“Elan Polo”) in which we have a 65% economic interest and Elan Polo has a 35% economic interest. DVS LLC was formed for the purpose of licensing the DVS® trademark to third parties primarily in connection with the manufacturing, distribution, marketing and sale of DVS branded footwear, apparel and apparel accessories.

Structure of William Rast Business

William Rast Sourcing, LLC and William Rast Licensing, LLC are consolidated under Bella Rose, and through September 30, 2011 were each owned 50% by Bella Rose and 50% by Tennman WR-T, Inc. (“Tennman WR-T”), an entity owned in part by Justin Timberlake.

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business. As further described under Note 4 to our consolidated financial statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by Tennman WR-T, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to Tennman WR-T.

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

Acquisition of Assets from DVS Shoe Co.

In June 2012, we completed a series of transactions which included (i) the acquisition of assets relating to the consumer product brands “DVS®” and “Matix®”, (ii) the sale of all of the acquired assets relating to the Matix® brand and certain assets related to the DVS® brand, (iii) the contribution of the trademarks related to the DVS® brand into DVS LLC, and (iv) the entry into two license agreements in relation to the DVS® brand, all as further described below.

Completion of Acquisition of Assets from DVS Shoe Co., Inc.

On June 26, 2012, we acquired from DVS Shoe Co., Inc. (“DVS Shoe Co.”) substantially all of DVS Shoe Co.’s assets relating to its consumer product brands “DVS®” and “Matix®” pursuant to the terms of a Purchase and Sale Agreement entered into between the parties on June 20, 2012. In consideration for the assets, which primarily consist of inventory, accounts receivable, trademarks and other intellectual property rights, we paid $8.55 million in cash to DVS Shoe Co., plus legal and other fees of $0.7 million, for a total purchase price of $9.3 million.

Entry into Purchase and Sale Agreement with Westlife Distribution USA, LLC.

Following the asset acquisition from DVS Shoe Co., on June 28, 2012, we entered into a Purchase and Sale Agreement with Westlife Distribution USA, LLC (“Westlife”). Pursuant to the agreement, we sold the assets relating to the acquired Matix® brand, including all trademarks and other intellectual property relating to the Matix® brand, other intangibles, inventory of Matix® branded products, prepaids and accounts receivable. On June 29, 2012, upon the closing of the transactions contemplated by the Purchase and Sale Agreement, we received $2.95 million in cash from Westlife.

Entry into Collaboration with Elan Polo International, Inc.

In connection with the acquisition of assets relating to the DVS® brand, we received a 65% economic interest in DVS Footwear International LLC, a newly formed Delaware limited liability company (“DVS LLC”). DVS LLC is a collaboration with Elan Polo International, Inc., a global organization which designs, sources and delivers men's, women's, and children's shoes to retailers around the world (“Elan Polo”). The new company was formed for the purpose of licensing the DVS® trademark to third parties primarily in connection with the manufacturing, distribution, marketing and sale of DVS® branded footwear, apparel and apparel accessories. In exchange for our 65% economic interest in DVS LLC, we contributed trademarks and other intellectual property rights relating to the DVS® brand to DVS LLC. In exchange for its 35% economic interest in DVS LLC, Elan Polo contributed $2,124,000 in cash to the newly formed entity.

In connection with the formation of DVS LLC, we and Elan Polo entered into a Limited Liability Company Operating Agreement of DVS Footwear International LLC on June 29, 2012 (the “Operating Agreement”). Subject to certain exceptions, the Operating Agreement provides that we have the right to manage, control and conduct the business affairs of DVS LLC. The Operating Agreement provides that we will receive 65% of the distributions and allocation of net profits and losses of DVS LLC and 60% of the distributable assets upon dissolution of DVS LLC.

Entry into License Agreement with Elan Polo International, Inc.

On June 29, 2012, DVS LLC entered into a license agreement with Elan Polo. Pursuant to the agreement, DVS LLC granted to Elan Polo an exclusive license (subject to certain exceptions) to use the DVS® trademark in connection with the worldwide manufacture, distribution, marketing and sale to approved customers of men’s, women’s and children’s footwear. Unless otherwise terminated earlier pursuant to its terms, the agreement will continue through December 31, 2019. Subject to the satisfaction of certain conditions, Elan Polo may elect to extend the term of the agreement for two additional renewal terms of five years each.

During the term of the agreement, Elan Polo has agreed to pay DVS LLC royalties that are based on a percentage of net sales of DVS licensed products. Royalties are payable on a quarterly basis, and Elan Polo has guaranteed the payment to DVS LLC of certain minimum royalties during each contract year of the agreement. On June 29, 2012, DVS LLC received an advanced royalty payment of $340,000 from Elan Polo pursuant to the terms of the agreement.

In connection with entering into the license agreement with Elan Polo, we also sold the DVS branded inventory, purchase orders, customer lists and other intangible assets acquired from DVS Shoe Co. to Elan Polo for $640,000.

Entry into License Agreement with RSA & Associates, Inc.

On June 27, 2012, DVS LLC entered into a license agreement with RSA & Associates, Inc. (“RSA”). Pursuant to the agreement, DVS LLC granted to RSA an exclusive license (subject to certain exceptions) to use the DVS® trademark in connection with the manufacture, distribution, marketing and sale to approved customers of men’s t-shirts, sport shirts, knit shirts, pants, shorts and hoodies. Unless otherwise terminated earlier pursuant to its terms, the license agreement will continue through December 31, 2017. Subject to the satisfaction of certain conditions, RSA may elect to extend the term of the agreement for one additional renewal term of five years.

During the term of the agreement, RSA has agreed to pay DVS LLC royalties that are based on a percentage of net sales of DVS licensed products. Except during the first year of the agreement, royalties are payable on a quarterly basis, and RSA has guaranteed the payment to DVS LLC of certain minimum royalties during each contract year of the agreement. The performance obligations of RSA under the license agreement are guaranteed by Robert Allen Associates Inc., an affiliate of RSA.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses	80.3	82.6	77.8	92.2
Operating income from continuing operations	19.7%	17.4%	22.2%	7.8%

Comparison of the three months ended June 30, 2012 and the three months ended June 30, 2011 from continuing operations

Net Revenue

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change

Net Revenue	$1,228,438	$84,922	1346.5%

Net revenue from continuing operations for the three months ended June 30, 2012 consists of license revenue earned under our various license agreements related to our William Rast brand. During the three months ended June 30, 2012, we had one direct-to-retail and three product license agreements for our William Rast brand. During the three months ended June 30, 2011, we earned revenue from one product license agreement. In the second half of 2011, we began to transition our business model from a wholesale and retail apparel company to a brand management and licensing business. In June 2012, we entered into two new license agreements for our newly acquired DVS brand. We expect to derive the majority of our 2012 revenue from our license agreements and anticipate entering into additional license agreements for our brands in the future.

Operating Expenses

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change

Operating expenses	$986,192	$70,126	1306.3%

Operating expenses from continuing operations for the three months ended June 30, 2012 and 2011 primarily related to salaries, royalties, professional fees, facility costs, marketing expenses and depreciation and amortization. The increase in operating expenses from continuing operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to an increase in operating expense incurred to support our increase in license agreements and related revenue during the three months ended June 30, 2012. We had one direct-to-retail and three wholesale license agreements for our William Rast brand during the second quarter of 2012, compared to one wholesale license agreement during the second quarter of 2011. Included in operating expenses from continuing operations for the three months ended June 30, 2012 is approximately $179,000 in royalty expense due to the minority interest member of our William Rast subsidiaries, Tennman WR-T, under the terms of our royalty agreement related to license revenue earned from license agreements of our William Rast brand. In June 2012, we entered into two new license agreements for our newly acquired DVS brand.

Interest Expense, net

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change

Interest Expense, net	$101,806	$15,167	571.2%

Interest expense from continuing operations during the three months ended June 30, 2012 resulted primarily from interest at a rate of Libor on our $14.5 million Senior Secured Convertible Debentures (“Debentures”) and interest related to the accretion of valuation discount allocated to our Debentures amounting to approximately $94,000 during the three months ended June 30, 2012. Interest expense from continuing operations during the three months ended June 30, 2011 resulted primarily from interest due at a rate of 8% on our promissory note payable to related parties amounting to $750,000. The increase in interest expense from the second quarter of 2012 compared to the second quarter of 2011 is due primarily to the accretion of valuation discount and an increase in borrowings during the period.

Provision for Income Taxes

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change

Provision for Income Taxes	$900	$-	100.0%

The provision for income taxes from continuing operations for the three months ended June 30, 2012 and 2011 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated Federal and state taxes due at statutory effected tax rates, if any. As of December 31, 2011, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses. As of December 31, 2011, total net operating losses available to carry forward to future periods amounted to approximately $11.5 million. The increase in the provision for income taxes from continuing operations recorded for the three months ended June 30, 2012, compared to the three months ended June 30, 2011 resulted from an increase in gross receipts tax related to an increase in revenue during the period.

Net Income (Loss) from Continuing Operations

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change

Net income (loss) from continuing operations	$139,540	$(371)	*
*Not meaningful

The increase in net income from continuing operations for the three months ended June 30, 2012 compared to the net loss incurred during the three months ended June 30, 2011 is due primarily to increased license revenue during the second quarter of 2012, offset by increased operating and interest expenses during the quarter, as discussed above.

Noncontrolling Interest from Continuing Operations

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change

Noncontrolling interest from continuing operations	$-	$(30,720)	100.0%

Noncontrolling interest from continuing operations recorded for the three months ended June 30, 2011 represents net loss allocations to Tennman WR-T, a member of William Rast Sourcing and William Rast Licensing. Beginning January 1, 2009 through September 30, 2011, losses were allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits were allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business. As further described under Note 4 to our consolidated financial statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by Tennman WR-T and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to Tennman WR-T.

Discontinued Operations of Wholesale Business

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change

Income (loss) from discontinued operations	$210,319	$(3,382,229)	*
Noncontrolling interest in discontinued operations	-	1,231,321	(100.0)%
	$210,319	$(2,150,908)	*
*Not meaningful

Net income and loss from discontinued operations of our wholesale business for the three months ended June 30, 2012 and 2011 represents the results of operations of our People’s Liberation and William Rast wholesale business. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary were discontinued. In 2012, we also decided to discontinue our wholesale operations completely. For the remainder of 2012, we will continue to sell William Rast and People’s Liberation branded apparel on a limited basis through our domestic wholesale operations in order to liquidate our existing inventory. The increase in income from discontinued operations of our wholesale business in the second quarter of 2012 compared the net loss incurred in the second quarter of 2011 was due primarily to decreased operating and income tax related expenses incurred during the second quarter of 2012, offset by decreased revenue earned in the second quarter of 2012.

Discontinued Operations of Retail Subsidiary

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change

Loss from discontinued operations	$(291,375)	$(244,814)	19.0%
Noncontrolling interest in discontinued operations	-	122,407	(100.0)%
	$(291,375)	$(122,407)	138.0%

Net loss from discontinued operations of retail subsidiary for the three months ended June 30, 2012 and 2011 represents the results of operations of our William Rast Retail subsidiary. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary, which consisted of four retail stores, were discontinued. We closed two of our retail stores in 2011, one store in the second quarter of 2012, and the remaining store is expected to be closed in the second half of 2012. The increase in net loss from discontinued operations of our retail subsidiary during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is due primarily to increased operating expenses related to the closure of one of our stores in the second quarter of 2012, decreased net revenue and decreased noncontrolling interest during the three months ended June 30, 2012.

Discontinued Operations of J. Lindeberg Subsidiaries

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change

Net income from discontinued operations	$-	$136,792	(100.0)%
Gain on sale of member interest in subsidiary	-	2,012,323	(100.0)%
	-	2,149,115	(100.0)%
Noncontrolling interest in discontinued operations	-	(68,396)	100.0%
	$-	$2,080,719	(100.0)%

Net income from discontinued operations of our J. Lindeberg subsidiaries for the period ended June 30, 2011 represents the results of operations of our J. Lindeberg subsidiary from the beginning of the quarter through the date of the sale of our 50% member interest in J. Lindeberg, USA on April 26, 2011. The gain on the sale of member interest in subsidiary is further described in Note 9 to this report.

Net Income (Loss) Attributable to Common Stockholders

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change

Net income (loss) attributable to common stockholders	$58,484	$(223,687)	126.1%

The increase in net income attributable to common stockholders for the three months ended June 30, 2012 compared the net loss attributable to common shareholders for the three months ended June 30, 2011 is due primarily to increased revenue from continuing operations and decreased loss from discontinued operations of our wholesale and retail businesses, offset by increased operating expense incurred from continuing operations and decreased noncontrolling interest from discontinued operations recorded for the three months ended June 30, 2012.

Comparison of the six months ended June 30, 2012 and the six months ended June 30, 2011 from continuing operations

Net Revenue

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change

Net Revenue	$2,600,971	$84,922	2962.8%

Net revenue from continuing operations for the six months ended June 30, 2012 consists of license revenue earned under our various license agreements related to our William Rast brand. During the six months ended June 30, 2012, we had one direct-to-retail and three product license agreements. During the six months ended June 30, 2011, we earned revenue from one product license agreement. In the second half of 2011, we began to transition our business model from a wholesale and retail apparel company to a brand management and licensing business. In June 2012, we entered into two new license agreements for our newly acquired DVS brand. We expect to derive the majority of our 2012 revenue from our license agreements and anticipate entering into additional license agreements for our brands in the future.

Operating Expenses

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change

Operating expenses	$2,024,416	$78,328	2484.5%

The increase in operating expenses from continuing operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to an increase in operating expense incurred to support our increase in license agreements and related revenue during the six months ended June 30, 2012. We had one direct-to-retail and three wholesale license agreements of our William Rast brand during the first half of 2012, compared to one wholesale license agreement during the first half of 2011. Included in operating expenses from continuing operations for the six months ended June 30, 2012 is approximately $485,000 in royalty expense due to the minority interest member of our William Rast subsidiaries, Tennman WR-T, under the terms of our royalty agreement with Tennman WR-T. Also included in operating expenses from continuing operations for the six months ended June 30, 2012, is approximately $65,000 of nonrecurring expenses and approximately $172,000 of professional fees related to our year-end audit.

Interest Expense, net

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change

Interest Expense, net	$179,968	$30,167	496.6%

Interest expense from continuing operations during the six months ended June 30, 2012 resulted primarily from interest due at rates of 7% and 8% on our promissory notes payable in the aggregate principal amount of $1.75 million through the date of their repayment on February 3, 2012, interest at a rate of Libor on our $14.5 million Debentures and interest related to the accretion of valuation discount allocated to our Debentures amounting to approximately $157,000 during the six months ended June 30, 2012. Interest expense from continuing operations during the six months ended June 30, 2011 resulted primarily from interest due at a rate of 8% on our promissory note payable to related parties amounting to $750,000. The increase in interest expense from the first half of 2012 compared to the first half of 2011 is due primarily to the accretion of valuation discount and an increase in borrowings during the period.

Provision for Income Taxes

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change

Provision for Income Taxes	$10,900	$800	1262.5%

The provision for income taxes from continuing operations for the six months ended June 30, 2012 and 2011 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated Federal and state taxes due at statutory effected tax rates, if any. As of December 31, 2011, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses. As of December 31, 2011, total net operating losses available to carry forward to future periods amounted to approximately $11.5 million. The increase in the provision for income taxes from continuing operations recorded for the six months ended June 30, 2012, compared to the six months ended June 30, 2011 resulted from an increase in gross receipts tax related to an increase in revenue during the period.

Net Income (Loss) from Continuing Operations

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change

Net income (loss) from continuing operations	$385,687	$(24,373)	1682.4%

The increase in net income from continuing operations for the six months ended June 30, 2012 compared to the net loss incurred during the six months ended June 30, 2011 is due primarily to increased license revenue earned during the six months ended June 30, 2012, offset by increased operating and interest expenses, as discussed above.

Noncontrolling Interest from Continuing Operations

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change

Noncontrolling interest from continuing operations	$-	$(18,719)	100.0%

Noncontrolling interest from continuing operations recorded for the six months ended June 30, 2011 represents net loss allocations to Tennman WR-T, a member of William Rast Sourcing and William Rast Licensing. Beginning January 1, 2009 through September 30, 2011, losses were allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits were allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business. As further described under Note 4 to our consolidated financial statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by Tennman WR-T and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to Tennman WR-T.

Discontinued Operations of Wholesale Business

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change

Loss from discontinued operations	$(5,639)	$(2,427,097)	*
Noncontrolling interest in discontinued operations	-	2,495,499	(100.0)%
	$(5,639)	$68,402	(108.2)%
*Not meaningful

Net loss from discontinued operations of our wholesale business for the six ended June 30, 2012 and 2011 represents the results of operations of our People’s Liberation and William Rast wholesale business. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary were discontinued. In 2012, we also decided to discontinue our wholesale operations completely. For the remainder of 2012, we will continue to sell William Rast and People’s Liberation branded apparel on a limited basis through our domestic wholesale operations in order to liquidate our existing inventory. The decrease in loss from discontinued operations of our wholesale business in the first half of 2012 compared to the first half of 2011 was due primarily to decreased operating expenses incurred during the first half of 2012, offset by non-recurring income received in the settlement of our litigation with Charlotte Russe during the first quarter of 2011 and decreased revenue earned in the first half of 2012.

Discontinued Operations of Retail Subsidiary

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change

Loss from discontinued operations	$(446,640)	$(575,220)	(22.4)%
Noncontrolling interest in discontinued operations	-	287,610	(100.0)%
	$(446,640)	$(287,610)	55.3%

Net loss from discontinued operations of retail subsidiary for the six months ended June 30, 2012 and 2011 represents the results of operations of our William Rast Retail subsidiary. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary, which consisted of four retail stores, were discontinued. We closed two of our retail stores in 2011, one store in the second quarter of 2012, and the remaining store is expected to be closed in the second half of 2012. The increase in net loss from discontinued operations of our retail subsidiary during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is due primarily to decreased noncontrolling interest and decreased net revenue, offset by decreased operating expenses during the six months ended June 30, 2012.

Discontinued Operations of J. Lindeberg Subsidiaries

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change

Net loss from discontinued operations	$-	$(125,771)	100.0%
Gain on sale of member interest in subsidiary	-	2,012,323	(100.0)%
	-	1,886,552	(100.0)%
Noncontrolling interest in discontinued operations	-	62,885	(100.0)%
	$-	$1,949,437	(100.0)%

Net income from discontinued operations of our J. Lindeberg subsidiaries for the period ended June 30, 2011 represents the results of operations of our J. Lindeberg subsidiary from the beginning of the year through the date of the sale of our 50% member interest in J. Lindeberg, USA on April 26, 2011. The gain on the sale of member interest in subsidiary is further described in Note 9 to this report.

Net (Loss) Income Attributable to Common Stockholders

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change

Net (loss) income attributable to common stockholders	$(66,592)	$1,687,137	(103.9)%

The increase in net loss attributable to common stockholders for the six months ended June 30, 2012 compared net income for the six months ended June 30, 2011 is due primarily to increased operating expense incurred from continuing operations and decreased noncontrolling interest from discontinued operations recorded for the six months ended June 30, 2012, offset by increased revenue from continuing operations and decreased losses from discontinued operations of our wholesale and retail businesses.

Liquidity and Capital Resources

As of June 30, 2012, our continuing operations had cash and cash equivalents of approximately $6.6 million and a working capital balance of approximately $5.9 million. As of June 30, 2011, our continuing operations had cash and cash equivalents of approximately $661,000, a working capital balance of approximately $404,000, and approximately $214,000 of availability from our factors. As of June 30, 2011, advances from our factors, net of matured funds, totaled approximately $481,000.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the six months ended June 30, 2012 and 2011 are summarized in the following table:

	Six Months Ended June 30,
	2012	2011

Operating activities	$(458,398)	$258,470
Investing activities	(5,682,543)	722,228
Financing activities	14,029,778	-
Net increase in cash	$7,888,837	$980,698

Operating Activities

Net cash used in operating activities from continuing operations was approximately $458,000 for the six months ended June 30, 2012 and net cash provided by operating activities from continuing operations was approximately $258,000 for the six months ended June 30, 2011. Net cash used in operating activities from continuing operations for the six months ended June 30, 2012 was primarily a result of a decrease in deferred license revenue, offset by increased accounts payable and accrued expenses. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2011 was primarily a result of increased accounts payable and accrued expenses during the period.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $5.7 million for the six months ended June 30, 2012 and net cash provided by investing activities from continuing operations was approximately $722,000 for the six months ended June 30, 2011. Net cash used in investing activities from continued operations for the six months ended June 30, 2012 consisted primarily of $5.7 million of net cash paid in the acquisition of the DVS brand in June 2012, as further discussed in Note 11 to the consolidated financial statements. Net cash provided by investing activities from continued operations for the six months ended June 30, 2011 consisted primarily of proceeds received from the sale of a receivable resulting from the sale of our member interest in J. Lindeberg USA and a decrease in restricted cash, offset by capital expenditures.

Financing Activities

Net cash provided by financing activities from continuing operations for the six months ended June 30, 2012 amounted to approximately $14.0 million. In February 2012, we received $14,500,000 in gross proceeds from the sale of Debentures. Net proceeds from this transaction after the payment of closing, legal and other costs and the repayment of outstanding obligations related to notes payable and our factoring agreement amounted to approximately $11.7 million. We also received $2.1 million of cash from our noncontrolling interest member of DVS LLC related to our acquisition of the DVS brand in June 2012, as further discussed in Note 11 to the consolidated financial statements. There were no financing activities from continuing operations for the six months ended June 30, 2011.

Future Capital Requirements

We believe the cash received from our sale of Debentures will be sufficient enough to meet our capital requirements for the next twelve months, as they relate to our current operations and our growth strategies in the near term. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at June 30, 2012 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$3,336,792	$577,530	$1,411,093	$793,446	$554,723
Senior secured convertible debentures	14,500,000	-	14,500,000	-	-
Total	$17,836,792	$577,530	$15,911,093	$793,446	$554,723

At June 30, 2012, approximately $35,000 of the Company’s cash is held under lease lines as collateral to secure the Company’s lease agreements.

At June 30, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Factored accounts receivable may subject us to off-balance sheet risk. We sold the majority of our trade accounts receivable to our factor and were contingently liable to the factor for merchandise disputes, other customer claims and invoices that were not credit approved by the factors. From time to time, our factor also issued letters of credit and vendor guarantees on our behalf. There were no outstanding letters of credit or vendor guarantees as of June 30, 2012 and 2011. Ledger debt (payables to suppliers that use the same factor as the Company) amounted to approximately $26,000 at June 30, 2011. There was no ledger debt as of June 30, 2012.

Recent Accounting Pronouncements

See Note 3 to the accompanying consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

Members of our management, including our Chief Executive Officer and Chief Financial Officer, Colin Dyne, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2012, the end of the period covered by this report. Based upon that evaluation, Mr. Dyne concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1	Legal Proceedings

We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no claims that could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to such risk factors during the three months ended June 30, 2012.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title
2.1*	Purchase and Sale Agreement dated as of the 18th day of June, 2012, by and between Sequential Brands Group, Inc. and DVS Shoe Co., Inc.
2.2*	Purchase and Sale Agreement dated as of the 28th day of June, 2012, by and between Sequential Brands Group, Inc. and Westlife Distribution USA, LLC.
10.1	Operating Agreement of DVS Footwear International, LLC dated as of June 29, 2012 by and between Sequential Brands Group, Inc. and Elan Polo International, Inc.
10.2 **	DVS License Agreement-Worldwide Exclusive License dated as of June 29, 2012 by and between DVS Footwear International, LLC and Elan Polo International, Inc.
31.1***	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1****	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*****	XBRL Instance Document
101.SCH*****	XBRL Taxonomy Extension Schema Document
101.CAL*****	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*****	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*****	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to these agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.

**	Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the Rules and Regulations under the Securities and Exchange Act of 1934, as amended.

***	Filed herewith.

****	Furnished herewith.

*****	Pursuant to Rule 405(a)(2) at Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: August 14, 2012	/s/ Colin Dyne
By: Colin Dyne
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

