Form 10-Q/A
period 2012-06-30
SEQUENTIAL BRANDS GROUP, INC.
filed 2012-08-21
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Sequential Brands Group, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Filing Date”), solely to furnish a corrected Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Other than as described above, no other changes have been made to the Form 10-Q. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and, except as noted above, does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Part II—Other Information

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title
2.1*$	Purchase and Sale Agreement dated as of the 18th day of June, 2012, by and between Sequential Brands Group, Inc. and DVS Shoe Co., Inc.
2.2*$	Purchase and Sale Agreement dated as of the 28th day of June, 2012, by and between Sequential Brands Group, Inc. and Westlife Distribution USA, LLC.
10.1$	Operating Agreement of DVS Footwear International, LLC dated as of June 29, 2012 by and between Sequential Brands Group, Inc. and Elan Polo International, Inc.
10.2 **$	DVS License Agreement-Worldwide Exclusive License dated as of June 29, 2012 by and between DVS Footwear International, LLC and Elan Polo International, Inc.
31.1$	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2$	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1$	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document
*	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to these agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.

**	Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the Rules and Regulations under the Securities and Exchange Act of 1934, as amended.

***	Furnished herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

$	Previously filed or furnished, as applicable, with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: August 21, 2012	/s/ Colin Dyne By: Colin Dyne Its: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)