Form 10-Q
period 2012-09-30
SEQUENTIAL BRANDS GROUP, INC.
filed 2012-11-14
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012, the registrant had 2,399,827 shares of common stock, par value $.001 per share, issued and outstanding.

SEQUENTIAL BRANDS GROUP, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,865,955	$242,791
Restricted cash	35,351	35,268
Accounts receivable, license agreements	980,262	-
Receivables arising from DVS transaction	126,021	-
Prepaid expenses and other current assets	269,918	50,000
Current assets held for disposition from discontinued operations of wholesale business subsidiary	152,308	339,184
Current assets held for disposition from discontinued operations of retail subsidiary	-	60,883
Total current assets	7,429,815	728,126

Property and equipment, net of accumulated depreciation and amortization	206,104	300,049
Trademarks, net of accumulated amortization	5,193,287	391,575
Intangible asset	428,572	428,572
Other assets	12,247	25,092
Long-term assets held for disposition from discontinued operations of wholesale business	21,092	54,160
Long-term assets held for disposition from discontinued operations of retail subsidiary	94,857	260,825
Total assets	$13,385,974	$2,188,399

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accounts payable and accrued expenses	$1,146,931	$1,618,374
Deferred license revenue, current portion	172,975	1,325,500
Note payable to related parties	-	750,000
Note payable	-	1,000,000
Current liabilities held for disposition from discontinued operations of wholesale business	473,231	1,762,552
Current liabilities held for disposition from discontinued operations of retail subsidiary	217,392	403,805
Total current liabilities	2,010,529	6,860,231

Long-Term Liabilities:
Deferred license revenue, long-term portion	430,000	455,200
Deferred lease obligations	31,744	-
Deferred lease obligations held for disposition from discontinued operations of retail subsidiary	110,163	288,765
Total long-term liabilities	571,907	743,965
Total liabilities	2,582,436	7,604,196

Senior secured convertible debentures	13,644,015	-

Stockholders’ deficiency:
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; 14,500 shares issued and outstanding at September 30, 2012; no preferred shares issued or outstanding as of December 31, 2011	15	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 2,400,171 shares issued and outstanding at September 30, 2012 and December 31, 2011	2,400	2,400
Additional paid-in capital	2,660,512	2,372,367
Accumulated deficit	(7,727,028)	(7,790,564)
Total stockholders’ deficiency	(5,064,101)	(5,415,797)
Noncontrolling interest	2,223,624	-
Total deficiency	(2,840,477)	(5,415,797)
Total liabilities and stockholders’ deficiency	$13,385,974	$2,188,399

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenue	$1,845,266	$20,408	$4,446,237	$105,330

Operating expenses	1,147,351	57,837	3,171,767	136,165

Income (loss) from operations	697,915	(37,429)	1,274,470	(30,835)

Interest expense, net	101,726	73,989	281,694	104,156

Income (loss) before income taxes	596,189	(111,418)	992,776	(134,991)

Provision for income taxes	3,300	-	14,200	800

Income (loss) from continuing operations	592,889	(111,418)	978,576	(135,791)

Discontinued Operations:
Loss from discontinued operations of wholesale business	(277,823)	(1,026,116)	(283,462)	(3,453,213)
Loss from discontinued operations of retail subsidiary	(85,314)	(304,545)	(531,954)	(879,765)
Loss from discontinued operations of J. Lindeberg subsidiaries	-	-	-	(125,771)
Gain on sale of member interest in subsidiary	-	-	-	2,012,323
Net loss from discontinued operations	(363,137)	(1,330,661)	(815,416)	(2,446,426)

Net income (loss)	229,752	(1,442,079)	163,160	(2,582,217)

Noncontrolling interest:
Noncontrolling interest in continued operations	(99,624)	40,899	(99,624)	22,180
Noncontrolling interest in discontinued operations of wholesale business	-	622,124	-	3,117,623
Noncontrolling interest in discontinued operations of retail subsidiary	-	152,273	-	439,883
Noncontrolling interest in discontinued operations of J. Lindeberg subsidiaries	-	-	-	62,885
	(99,624)	815,296	(99,624)	3,642,571

Net income (loss) attributable to common stockholders	$130,128	$(626,783)	$63,536	$1,060,354

Condensed Consolidated Statements of Operations are continued on the following page.

SEQUENTIAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Basic income (loss) per share:
Continuing operations	0.20	(0.03)	0.37	(0.05)
Discontinued operations	(0.15)	(0.23)	(0.34)	0.49
Attributable to common shareholders	0.05	(0.26)	0.03	0.44
Basic weighted average common shares outstanding	2,400,171	2,400,171	2,400,171	2,400,171

Diluted income (loss) per share:
Continuing operations	0.08	(0.03)	0.25	(0.05)
Discontinued operations	(0.06)	(0.23)	(0.23)	0.49
Attributable to common shareholders	0.02	(0.26)	0.02	0.44
Diluted weighted average common shares outstanding	5,875,205	2,400,171	3,581,255	2,400,171

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$163,160	$(2,582,217)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations of J. Lindeberg subsidiaries	-	125,771
Gain on sale of discontinued operations of J. Lindeberg subsidiaries	-	(2,012,323)
Loss from discontinued operations of wholesale business	283,462	3,453,213
Loss from discontinued operations of retail subsidiary	531,954	879,765
Depreciation and amortization	184,542	116,165
Stock based compensation	2,757	77,020
Fair value of warrant issued in sale of receivable	-	89,000
Fair value of warrant issued with note payable	-	50,000
Amortization of valuation discount	251,026	-
Loss on disposal of fixed assets	6,448	-
Changes in operating assets and liabilities:
Receivables	953,979	-
Prepaid expenses and other current assets	(219,918)	-
Other assets	12,845	(8,500)
Accounts payable and accrued expenses	(436,471)	25,422
Deferred license revenue	(2,157,987)	-
Income taxes payable	(12,358)	800
Deferred lease obligations	31,744	-
Net cash flows (used in) provided by operating activities from continuing operations	(404,817)	214,116
Net cash flows used in operating activities from discontinued operations of J. Lindeberg subsidiaries	-	(119,282)
Net cash flows used in operating activities from discontinued operations of wholesale business	(1,352,839)	(3,517,554)
Net cash flows used in operating activities from discontinued operations of retail subsidiary	(670,118)	(398,967)
Net cash flows used in operating activities	(2,427,774)	(3,821,687)

Cash flows from investing activities:
Acquisition of DVS assets	(9,556,683)	-
Proceeds from sale of non-core assets derived from DVS transaction	3,590,000	-
Proceeds from sale of receivable	-	722,916
(Increase) decrease in restricted cash	(83)	121,021
Acquisition of trademarks	-	(17,496)
Acquisition of property and equipment	(12,074)	(104,244)
Net cash flows (used in) provided by investing activities from continuing operations	(5,978,840)	722,197
Cash proceeds received in sale of discontinued operations of J. Lindeberg subsidiaries	-	900,000
Net cash flows used in investing activities from discontinued operations of J. Lindeberg subsidiaries	-	(9,213)
Net cash flows used in investing activities from discontinued operations of wholesale business	-	(2,518)
Net cash flows used in investing activities from discontinued operations of retail subsidiary	-	(1,350)
Net cash flows (used in) provided by investing activities	(5,978,840)	1,609,116

Condensed Consolidated Statements of Cash Flows are continued on the following page.

SEQUENTIAL BRANDS GROUP, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

 (unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from financing activities:
Repayment of (proceeds from) note payable	(1,000,000)	1,000,000
Net proceeds from senior secured convertible debentures	13,655,778	-
Investment by noncontrolling interest member	2,124,000	-
Repayment of note payable to related parties	(750,000)	-
Advances from related party		165,448
Net cash flows provided by financing activities from continuing operations	14,029,778	1,165,448

Net increase (decrease) in cash and cash equivalents	5,623,164	(1,047,123)
Cash and cash equivalents, beginning of period	242,791	1,184,743
Cash and cash equivalents, end of period	$5,865,955	$137,620

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$82,019	$118,575
Income taxes paid	34,247	59,065
Noncash investing and financing transaction:
Fair value of warrants issued in financing transaction	285,388	-
Accumulated noncontrolling interest upon sale of discontinued operations	-	(1,843,727)
Receivable received in sale of member interest in subsidiary	-	750,000

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  The significant assets and liabilities that require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements included inventories, accounts receivable and due to factor, intangible assets, deferred taxes, accrued expenses, income taxes, stock based compensation and noncontrolling interest.  Management is also required to make significant estimates and assumptions related to its disclosure of litigation and the recording of related contingent assets or liabilities, if any.

Reverse Stock Split

On September 11, 2012, the Company effected a 1-for-15 reverse stock split of its common stock. The reverse stock split was intended to increase the market price per share of the Company’s common stock and make additional shares of the Company’s common stock available for issuance in satisfaction of the Company’s obligations under the Purchase Agreement, as discussed in Note 12 above.

As a result of the reverse stock split, every fifteen shares of common stock of the Company were combined into one share of common stock. Immediately after the September 11, 2012 effective date, the Company had approximately 2.4 million shares of common stock issued and outstanding.

Fractional shares resulting from the reverse stock split were canceled and the stockholders otherwise entitled to fractional shares received cash payments in an amount equal to the product obtained by multiplying (i) the closing sale price of the Company’s common stock on September 10, 2012 by (ii) the number of shares of the Company’s common stock held by the stockholder that would otherwise have been exchanged for the fractional share interest.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

Licensing and Brand Management Business

As a licensing and brand management company, the Company plans to promote, market, and license a portfolio of consumer brands. Presently, the Company’s brands include William Rast®, People’s Liberation® and DVS® and the Company intends to grow its portfolio of brands by acquiring rights to additional brands. The Company has licensed and intends to license its brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In the Company’s licensing arrangements, the Company’s licensing partners will be responsible for designing, manufacturing and distributing the Company’s licensed products, subject to the Company’s continued oversight and marketing support.  Currently, the Company has one direct-to-retail and six wholesale licenses. In its direct-to-retail license, the Company granted JC Penney, a national retailer, the exclusive right to distribute William Rast branded apparel in a broad range of product categories through its stores in the United States and through its consumer-direct mail and consumer-direct ecommerce distribution channels which are targeted to consumers in the United States. In the Company’s wholesale licenses, the Company grants rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution.

Historical Operations

Wholesale Operations

Since the Company’s inception in 2005, in the United States, the Company has distributed its William Rast branded merchandise and, through April 26, 2011, its J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com. In 2012, the Company decided to discontinue its wholesale operations completely. For the remainder of 2012, the Company will continue to sell People’s Liberation branded apparel on a limited basis through its domestic wholesale operations in order to liquidate its existing inventory.

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

Earnings Per Share

Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. The diluted income (loss) per share calculation gives effect to all potentially dilutive common shares outstanding during the year using the treasury stock method for warrants and options.

On September 11, 2012, the Company effected a 1-for-15 reverse stock split of its common stock as further described in Note 15. As a result of the reverse stock split, every fifteen shares of common stock of the Company were combined into one share of common stock. The number of shares and exercise price of outstanding stock options and warrants are presented below after giving retroactive effect to the reverse stock split that occurred on September 11, 2012.

Warrants representing 29,333 shares of common stock at exercise prices ranging from $6.00 to $7.50 per share and stock options representing 142,600 shares of common stock at exercise prices ranging from $4.50 to $8.75 per share were outstanding as of September 30, 2012, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the three and nine months ended September 30, 2012 because the effect of including these shares would have been antidilutive.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

Warrants representing 1,112,667 shares of common stock at exercise prices ranging from $1.20 to $7.50 per share and stock options representing 489,333 shares of common stock at exercise prices ranging from $2.25 to $18.75 per share were outstanding as of September 30, 2011, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the three and nine months ended September 30, 2011 because the effect of including these shares would have been antidilutive.

Customer and Supplier Concentrations

During the three months ended September 30, 2012, two customers comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these customers amounted to 55.5% and 24.9% of net revenue from continuing operations for the three months ended September 30, 2012. During the nine months ended September 30, 2012, two customers comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these customers amounted to 70.4% and 10.3% of net revenue from continuing operations for the nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, one customer comprised greater than 10% of the Company’s net revenue. Revenue derived from this customer amounted to 100.0% of net revenue from continuing operations for the three and nine months ended September 30, 2011. At September 30, 2012, there was approximately $841,000 due from these major customers pursuant to the terms of the related license agreements. At September 30, 2011, there were no amounts due from this major customer pursuant to the terms of the related license agreement.

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

Recently Issued Accounting Standards

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment  (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for the Company in the period beginning January 1, 2013. The Company does not expect the adoption of this update to have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities amd Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

4.	William Rast Ownership Recapitalization

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business. The recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T as well as other consideration.

As a result of the recapitalization, both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by Tennman WR-T, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to Tennman WR-T. In connection with the ownership recapitalization, Tennman WR-T, William Rast Sourcing and William Rast Licensing entered into a Royalty Agreement. Pursuant to the Royalty Agreement, William Rast Sourcing is obligated to pay Tennman WR-T a royalty in the amount of 5.0% of its wholesale net sales, plus 2.5% of its retail net sales and 25.0% of its sublicensee gross consideration during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that William Rast Sourcing pays a liquidating payment to Tennman WR-T or (ii) the date that Tennman WR-T or any of its affiliates no longer owns Class B membership interests in William Rast Sourcing. During the term of the agreement, William Rast Sourcing is obligated to pay Tennman WR-T a guaranteed minimum royalty of $200,000 for the calendar year ended December 31, 2011 and $400,000 for each calendar year thereafter. The Royalty Agreement also provides that William Rast Licensing shall pay to Tennman WR-T an amount equal to 50.0% of all gross receipts of William Rast Licensing in respect of royalties or other compensation earned with respect to the license by William Rast Licensing of rights to the William Rast mark, subject to certain offsets, during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that William Rast Licensing pays a liquidating payment to Tennman WR-T or (ii) the date that Tennman WR-T or any of its affiliates no longer owns Class B membership interests in William Rast Licensing. During the three and nine months ended September 30, 2012, the Company recorded approximately $241,000 and $795,000, respectively, in royalty expense related to royalties due under the Royalty Agreement.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

5.	Charlotte Russe Litigation

Beginning October of 2009, the Company had been in litigation with Charlotte Russe and its affiliates in relation to an exclusive distribution agreement between the parties. On February 3, 2011, the Company (along with the other parties to the litigation) settled its litigation with Charlotte Russe. Pursuant to the settlement agreement, the Company received $3.5 million, after the distribution of amounts owed under the terms of an asset purchase agreement entered into by the Company with two related parties pursuant to which the Company sold 50% of the net proceeds, after contingent legal fees and expenses, that may be received by the Company as a result of the litigation. The settlement included the dismissal with prejudice of all claims pending between the parties as well as mutual releases, without any admission of liability or wrongdoing by any of the parties to the actions. The settlement amount of $3.5 million is included in loss from operations of wholesales business included in the Company’s statement of operations for the nine months ended September 30, 2011.

6.	License Agreements

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and design fees and additional revenues based on a percentage of defined sales. Minimum royalty and design fee revenue is recognized on a straight-line basis over the term of each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Payments received as consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheet under the caption of “Deferred License Revenue.” Revenue is not recognized unless collectability is reasonably assured. For the three and nine months ended September 30, 2012, the Company recorded total license revenue related to its license agreements of approximately $1.8 million and $4.4 million, respectively. License revenue earned during the three months and nine months ended September 30, 2011 amounted to approximately $20,000 and $105,000.

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

Product License Agreements

In addition to its direct-to-retail license agreement with JC Penney, the Company has three other agreements for the license of its William Rast branded products, two license agreements for its DVS branded products and one license for its People’s Liberation branded products. The license agreements provide for the payment of royalties based on net sales at a negotiated rate and minimum royalty amounts for each contract year.

Future annual minimum royalty and design fee revenue is summarized as follows:

Years Ending December 31,
2012 (remaining three months)	$1,275,625
2013	5,990,625
2014	7,643,000
2015	7,594,914
2016	4,540,418
2017	3,579,668
Thereafter	6,900,000
$37,524,250

7.	Discontinued Operations of Wholesale Business

In 2012, the Company’s Board of Directors decided to discontinue the Company’s wholesale business completely and as a result, no longer sells its People’s Liberation and William Rast branded products to wholesale and retail customers through its historical distribution channels. For the remainder of 2012, the Company will continue to sell People’s Liberation branded apparel on a limited basis in order to liquidate its existing inventory.

The discontinuation of the Company’s wholesale business has been accounted for as a discontinued operation and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and cash flows have been adjusted to conform to this presentation.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

The following table summarizes certain selected components of the discontinued operations of the Company’s wholesale business for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30
	2012	2011	2012	2011

Net Revenue	$(19,430)	$2,122,287	$1,250,770	$5,389,058

Net loss	$(277,823)	$(1,026,116)	$(283,462)	$(3,453,213)
Noncontrolling interest	$-	$622,124	$-	$3,117,623
Net loss attributable to common shareholders	$(277,823)	$(403,992)	$(283,462)	$(335,590)

Loss per share from discontinued operations, basic and diluted	$(0.12)	$(0.17)	$(0.12)	$(0.14)

The following table summarizes certain selected components of the discontinued operations of the Company’s wholesale business as of September 30, 2012 and December 31, 2011, the periods covered by this report:

	September 30, 2012	December 31, 2011
Current assets	$152,308	$339,184
Long-term assets	$21,092	$54,160
Current liabilities	$473,231	$1,762,552

During the three months ended September 30, 2012, there were no customers that comprised greater than 10% of the Company’s net revenue from discontinued operations of the Company’s wholesale business. During the three months ended September 30, 2011, three customers comprised greater than 10% of the Company’s net revenue from discontinued operations of its wholesale business. Revenue derived from these customers amounted to 13.2%, 16.7%, and 19.5% of net revenue from discontinued operations of the Company’s wholesale business for the three months ended September 30, 2011.

During the nine months ended September 30, 2012, three customers comprised greater than 10% of the Company’s net revenue from discontinued operations of its wholesale business. Revenue derived from these customers amounted to 32.0%, 31.4% and 10.1% of net revenue from discontinued operations of the Company’s wholesale business for the nine months ended September 30, 2012. During the nine months ended September 30, 2011, three customers comprised greater than 10% of the Company’s net revenue from the discontinuation of its wholesale business. Revenue derived from these customers amounted to 14.8%, 22.9% and 25.9% of net revenue from discontinued operations of the Company’s wholesale business for the nine months ended September 30, 2011. At September 30, 2011, the majority of receivables due from these customers was sold to the factor.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

During the three and nine months ended September 30, 2012, there were no suppliers that comprised greater than 10% of the Company’s purchases from discontinued operations. During the nine months ended September 30, 2011, two suppliers comprised greater than 10% of the Company’s purchases from discontinued operations. Purchases from these suppliers amounted to 28.8% and 37.0% for the nine months ended September 30, 2011. At September 30, 2011, accounts payable and accrued expenses included an aggregate of approximately $13,000 due to these vendors.

8.	Discontinued Operations of Retail Subsidiary

In the second half of 2011, the Company’s Board of Directors decided to transition the Company’s business from a wholesale and retail provider of branded apparel and apparel accessories to a brand management and licensing business. As a result, the Company’s retail operations included in the Company’s subsidiary, William Rast Retail, which consisted of four retail stores were discontinued. As of September 30, 2012, the Company has closed three of its retail stores and the remaining store is expected to be closed by the end of 2012.

The closing of the Company’s retail stores has been accounted for as a discontinued operation and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and cash flows have been adjusted to conform to this presentation.

The following table summarizes certain selected components of the discontinued operations of William Rast Retail for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30
	2012	2011	2012	2011

Net Revenue	$75,082	$466,016	$585,605	$1,505,840

Net loss	$(85,314)	$(304,545)	$(531,954)	$(879,765)
Noncontrolling interest	$-	$152,273	$-	$439,883
Net loss attributable to common shareholders	$(85,314)	$(152,272)	$(531,954)	$(439,882)

Loss per share from discontinued operations, basic and diluted	$(0.03)	$(0.06)	$(0.22)	$(0.18)

The following table summarizes certain selected components of the discontinued operations of William Rast Retail as of September 30, 2012 and December 31, 2011, the periods covered by this report:

	September 30, 2012	December 31, 2011
Current assets	$-	$60,883
Long-term assets	$94,857	$260,825
Current liabilities	$217,392	$403,805
Long-term liabilities	$110,163	$288,765

As a result of the expected closure of the Company’s remaining retail store and other costs to be incurred in future periods related to the winding down of William Rast Retail’s operations, the Company expects to incur additional expenses for the remainder of 2012 ranging from $100,000 to $200,000. The expected losses include costs to close the Company’s remaining store, store rent, lease termination settlements and fees, fixed asset write-offs, employee severance costs, litigation costs, if any, and related professional fees. The Company recognizes costs incurred to close its retail stores in the period in which each retail store is closed.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

9.	Discontinued Operations of J. Lindberg USA Subsidiaries

On April 26, 2011, the Company and its wholly owned subsidiary, Bella Rose, completed the sale of Bella Rose’s 50% membership interest in J. Lindeberg USA to J. Lindeberg USA Corp. (“Buyer”) pursuant to the terms of a Unit Purchase Agreement entered into by the parties on April 7, 2011.  Prior to the closing of the transaction and since July 1, 2008, J. Lindeberg USA was owned 50% by Bella Rose and 50% by Buyer.

In consideration for Bella Rose’s 50% membership interest in J. Lindeberg USA, Buyer agreed to pay to the Company an aggregate of $1,650,000, of which $900,000 was paid upon the closing of the transaction and $750,000 was received in the form of a receivable that was non-interest bearing and to be paid on the six month anniversary of the closing of the transaction. On June 24, 2011, the Company and its wholly-owned subsidiary, Bella Rose, LLC, entered into an asset purchase agreement with Monto Holding (Pty) Limited (“Monto”). Pursuant to the agreement, the Company sold to Monto without recourse the $750,000 receivable owed to the Company under the terms of the Unit Purchase Agreement discussed above. The receivable balance was paid by Buyer to Monto in October 2011.

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

The following table summarizes certain selected components of the discontinued operations of J. Lindeberg USA for the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net Revenue	$-	$3,374,624

Net loss	$-	$(125,771)
Noncontrolling interest	$-	$62,886
Net loss attributable to discontinued operations	$-	$(62,886)

Loss per share from discontinued operations, basic and diluted	$-	$(0.06)

During the three and nine months ended September 30, 2011, the Company purchased all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of the Company’s former subsidiary, J. Lindeberg USA. Total purchases from J. Lindeberg AB for the nine months ended September 30, 2011 amounted to approximately $1.8 million.

10.	Stock Based Compensation

Stock Options

On January 5, 2006, the Company adopted its 2005 Stock Incentive Plan (the “Plan”), which authorized the granting of a variety of stock-based incentive awards. The Plan is administered by the Company’s Board of Directors, or a committee appointed by the Board of Directors, which determines the recipients and terms of the awards granted. The Plan provides for a total of 366,667 shares of common stock to be reserved for issuance under the Plan.

On September 11, 2012, the Company effected a 1-for-15 reverse stock split of its common stock as further described in Note 15. As a result of the reverse stock split, every fifteen shares of common stock of the Company were combined into one share of common stock. The number of shares and exercise price of outstanding stock options and warrants are presented below after giving retroactive effect to the reverse stock split that occurred on September 11, 2012.

The Company recognizes stock-based compensation costs on a straight-line basis over the vesting period of each award, which is generally between one to four years.

During the three months and nine months ended September 30, 2012, the Company did not grant any options. During the nine months ended September 30, 2011, the Company granted 102,000 options to employees and officers within the Plan at an exercise price of $2.25 and 333,333 options to two employees and an officer outside the Plan, also at an exercise price of $2.25. During the three months ended September 30, 2011, the Company did not grant any options. Plan options to purchase 195,663 and 171,726 shares were exercisable as of September 30, 2012 and 2011, respectively. Options granted outside the Plan to purchase 200,000 shares were exercisable as of September 30, 2012 and 2011. Total stock based compensation expense for the three and nine months ended September 30, 2012 was approximately $1,000 and $3,000, respectively. Total stock based compensation expense for the three and nine months ended September 30, 2011 was approximately $1,000 and $77,000, respectively. There were no stock options or warrants exercised during the three and nine months ended September 30, 2012 and 2011.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility is estimated based on a peer group of public companies and expected term is estimated using the “safe harbor” provisions provided in accordance with U.S. GAAP. The safe harbor provisions were extended beyond December 31, 2007 for companies that did not have sufficient historical data to calculate the expected term of their related options. The Company did not have sufficient historical data to calculate expected term and the safe harbor provisions were used to calculate expected term for options granted during the periods. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the nine months ended September 30, 2011 included a dividend yield of zero, a risk-free interest rate of 2.2%, expected term of 6.1 years and an expected volatility of 64%.

For stock-based awards issued to employees, directors and officers, stock-based compensation is attributed to expense using the straight-line single option method. Stock-based compensation expense recognized in the Statement of Operations for the three and nine months ended September 30, 2012 and 2011 is included in operating expenses and is based on awards ultimately expected to vest. FASB ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the nine months ended September 30, 2011, the Company used historical data to calculate the expected forfeiture rate.

Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2012	251,467	6.31
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding – September 30, 2012	251,467	$6.31

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

A summary of the changes in the Company’s unvested stock options within the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2012	85,139	0.01
Granted	-	-
Vested	(29,336)	(0.01)
Forfeited	-	-

Unvested stock options – September 30, 2012	55,803	$0.01

The following table summarizes the activity outside of the Plan:

	Number of Shares	Weighted Average Exercise Price
Options outstanding – January 1, 2012	200,000	2.25
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding – September 30, 2012 (fully vested)	200,000	$2.25

Additional information relating to stock options outstanding and exercisable at September 30, 2012, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$2.25	(options)	252,000	8.4	$2.25	234,384	$2.25
$3.00	(options)	56,867	9.0	$3.00	18,679	$3.00
$4.50	(options)	2,000	5.8	$4.50	2,000	$4.50
$4.65	(options)	1,600	4.8	$4.65	1,600	$4.65
$5.70	(options)	16,000	4.9	$5.70	16,000	$5.70
$6.00	(options)	30,000	5.8	$6.00	30,000	$6.00
$6.90	(options)	25,667	4.8	$6.90	25,667	$6.90
$7.50	(options)	38,000	5.2	$7.50	38,000	$7.50
$18.75	(options)	29,333	3.8	$18.75	29,333	$18.75

		451,467	7.4	$4.51	395,663	$4.76

As of September 30, 2012, there were 195,663 of vested stock options within the Plan and 200,000 of vested options outside the Plan. As of September 30, 2012, there was approximately $4,000 of total unrecognized compensation expense related to share-based compensation arrangements granted within the Plan. The cost is expected to be recognized on a weighted-average basis over the next two and a half years. There was no unrecognized compensation expense related to share-based compensation arrangements granted outside the Plan as of September 30, 2012. The aggregate intrinsic value of stock options outstanding was approximately $652,000 at September 30, 2012. The aggregate intrinsic value of stock options outstanding was zero at September 30, 2011 as the market value of the options was lower than the exercise value.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

Warrants

The following table summarizes the Company’s outstanding warrants:

	Number of Shares	Weighted Average Exercise Price

Warrants outstanding – January 1, 2012	1,112,666	1.76
Granted	1,104,762	2.63
Exercised	-	-
Forfeited	-	-

Warrants outstanding – September 30, 2012 (fully vested)	2,217,428	$2.19

Additional information relating to warrants outstanding and exercisable at September 30, 2012, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$1.20	(warrants)	833,333	3.9	$1.20	833,333	$1.20
$2.63	(warrants)	1,104,762	4.4	$2.63	1,104,762	$2.63
$3.00	(warrants)	250,000	3.8	$3.00	250,000	$3.00
$6.00	(warrants)	10,000	0.1	$6.00	10,000	$6.00
$7.50	(warrants)	19,333	0.2	$7.50	19,333	$7.50

		2,217,428	4.0	$2.19	2,217,428	$2.19

The aggregate intrinsic value of warrants outstanding was approximately $5.2 million at September 30, 2012. The aggregate intrinsic value of warrants outstanding was zero at September 30, 2011 as the market value of the warrants was lower than the exercise value.

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

Completion of Acquisition of Assets from DVS Shoe Co., Inc.

On June 26, 2012, the Company acquired from DVS Shoe Co., Inc. (“DVS Shoe Co.”) substantially all of DVS Shoe Co.’s assets relating to its consumer product brands “DVS®” and “Matix®” pursuant to the terms of a Purchase and Sale Agreement entered into between the parties on June 20, 2012. In consideration for the assets, which primarily consist of inventory, accounts receivable, trademarks and other intellectual property rights, the Company paid $8.55 million in cash to DVS Shoe Co. The Company also incurred legal and other fees of $1.0 million in connection with the transaction.

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

In connection with the entry into the license agreement with Elan Polo, the Company also sold its DVS branded inventory, purchase orders, customer lists and other intangible assets acquired from DVS Shoe Co. to Elan Polo for $640,000, its estimated fair market value.

Entry into License Agreement with RSA & Associates, Inc.

On June 27, 2012, DVS LLC entered into a license agreement with RSA & Associates, Inc. (“RSA”). Pursuant to the agreement, as amended on July 13, 2012, DVS LLC granted to RSA an exclusive license (subject to certain exceptions) to use the DVS® trademark in connection with the manufacture, distribution, marketing and sale to approved customers of men’s t-shirts, sport shirts, knit shirts, pants, shorts and hoodies. Unless otherwise terminated earlier pursuant to its terms, the license agreement will continue through December 31, 2018. Subject to the satisfaction of certain conditions, RSA may elect to extend the term of the agreement for one additional renewal term of five years.

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

Accounting for the DVS Transactions

The aggregate purchase price of the acquisition of DVS Shoe Co. was $8.55 million, plus legal and other fees of $1.0 million, for a total purchase price of $9.6 million. The purchase price was allocated to the following assets based on the fair market value of the assets on the date the transaction took place:

Matix and DVS non-core assets	$3,590,000
Accounts and other receivables	1,080,000
Trademarks	4,886,683
Total acquisition price of DVS Shoe Co.	$9,556,683

Upon acquisition of DVS Shoe Co., the Company immediately sold the assets of the Matix brand to an unaffiliated company and its acquired DVS branded inventory to Elan Polo for an aggregate amount of $3,590,000. The Company did not recognize a gain or loss on these transactions as it considered the purchase price of the Matix assets and the DVS branded inventory to be equivalent to the fair value of the assets on the date of the transactions.

As part of the transaction, the Company acquired accounts and notes receivables with an aggregate estimated fair market value on the date of the transaction of $1,080,000.

The excess of the purchase price over the fair value of the assets acquired was assigned to the DVS trademarks. The DVS trademarks will be amortized over their expected useful lives.

In conjunction with the acquisition of assets from DVS Shoe Co., the Company entered into a collaboration with Elan Polo pursuant to which Elan Polo paid the Company $2,124,000 for a 35% economic member interest in DVS LLC, the entity that holds the DVS trademarks.  The Company has included the accounts of DVS LLC in its consolidated financial statements for the period ended September 30, 2012. Elan Polo’s minority member interest in DVS LLC has been reflected as noncontrolling interest on the Company’s consolidated balance sheet as of September 30, 2012.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

12.	Securities Purchase Agreement and Repayment of Indebtedness

Entry into Securities Purchase Agreement

On February 2, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCP WR Acquisition, LLC (“TCP”). Pursuant to the Purchase Agreement, the Company sold to TCP a total of $14,500,000 in principal amount of Debentures (as defined below), issued to TCP warrants to purchase 1,104,762 shares of common stock and issued to TCP 14,500 shares of Series A Preferred Stock (as defined below). The Debentures are convertible into 5,523,809 shares of common stock. Aggregate net proceeds from this transaction amounted to approximately $13.7 million after the payment of legal and other fees.

Pursuant to the terms of the Purchase Agreement, the Company sold $14,500,000 in principal amount of Variable Rate Senior Secured Convertible Debentures (the “Debentures”), convertible into shares of the Company’s common stock, $0.001 par value per share , at an initial conversion price of $0.175 per share, which was subsequently adjusted to $2.625 per share as a result of the 1-for-15 reverse stock split (the “Conversion Price”). The Debentures have an interest rate of LIBOR, and in the event payment on the Debentures is accelerated as a result of an event of default, the rate of interest will increase to the lesser of 18% per annum or the maximum amount permitted under applicable law. Interest on the Debentures is payable, at the Company’s option, in cash or in common stock upon conversion of a Debenture (with respect to the principal amount then being converted) and on their maturity date. The Debentures are payable on or before January 31, 2015 and a Debenture may not be prepaid without the consent of the holder of the Debenture.

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

In connection with the sale of the Debentures, the Company issued to TCP warrants (the “Warrants”) to purchase 1,104,762 shares of the Company’s common stock. The Warrants are exercisable immediately after issuance and have a term of five years. The Warrants may be exercised at an initial exercise price per share of $2.625, which is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The warrants were valued at approximately $285,000 using the Black-Scholes pricing model. The assumptions the Company used as inputs to the Black-Scholes pricing model for the valuation of the warrants included a dividend yield of zero, a risk-free interest rate of 1.4%, expected term of five years and an expected volatility of 64%.

Also in connection with the sale of the Debentures, the Company agreed to issue one share of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), for every $1,000.00 of principal amount of Debentures purchased by TCP. The Series A Preferred Stock is designed to give holders of the Debentures certain voting rights while the Debentures remain outstanding and each share of Series A Preferred Stock is entitled to vote 381 votes. The Series A Preferred Stock can be redeemed on the conversion or repayment of the notes for a nominal amount.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

The Company recorded at issuance a valuation discount of approximately $1.1 million related to legal and other fees associated with the financing and the valuation of the warrants issued in the financing. The valuation discount is being amortized to interest expense over the term of the debentures based upon the effective interest method. The unamortized amount of the valuation discount has been presented as an offset to the face amount of the Debentures in the Company’s consolidated balance sheet. Included in interest expense for the three and nine months ended September 30, 2012 is approximately $94,000 and $251,000 of amortization related to the valuation discount.

The components of the Debentures as of September 30, 2012 are as follows:

Face value of the debentures	$14,500,000
Valuation discount	(878,597)
Accrued interest	22,612
$13,644,015

The Company has classified the Debentures between long-term liabilities and stockholders’ deficiency (mezzanine) in its September 30, 2012 consolidated balance sheet.

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

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

Other terms

The Purchase Agreement provides TCP with piggyback registration rights with respect to TCP’s shares of common stock, requires the Company to seek approval from its stockholders to amend the Company’s certificate of incorporation to increase its common stock available for issuance, requires the Company to pay TCP at the second closing a fee of $362,500 plus all legal and other fees and expenses incurred by TCP in connection with the Purchase Agreement, and requires the Company to pay TCP an annual monitoring fee of $250,000 at the second closing and on each one year anniversary of such date so long as certain conditions are satisfied.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

13.	Preferred Stock

On February 3, 2012, the Company amended its certificate of incorporation by creating a new series of preferred stock designated Series A Preferred Stock, by filing with the Delaware Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. The Certificate of Designation sets forth the rights, preferences, privileges and restrictions of the Series A Preferred Stock, which include the following:

•	The authorized number of shares of Series A Preferred Stock is 19,400, having a par value $0.001 per share and a stated value of $1,000.00 per share (“Stated Value”).

•	Holders of Series A Preferred Stock are not entitled to dividends or any liquidation preference.

•	Series A Preferred Stock may only be transferred by a holder of such stock to a transferee if such transfer also includes a transfer to the transferee of $1,000.00 in principal amount of Debentures for each one share of transferred Series A Preferred Stock.

•	The holders of Series A Preferred Stock vote together as a single class with the holders of common stock on all matters requiring approval of the holders of common stock, except that each share of Preferred Stock is entitled to 381 votes per share (which is the number of shares of common stock a Debenture holder would receive if it converted $1,000.00 in principal amount of Debentures into common stock at a conversion price of $2.625), which number of votes per share is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions relating to the Company’s common stock.

•	As long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of such holders, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

•	Upon conversion of the principal amount of a Debenture, in whole or in part, into shares of common stock or upon the repayment of the principal amount of a Debenture, in whole or in part, by the Company, the Company has the right to and will redeem from the Debenture holder at a price of $0.001 per share, a number of shares of Series A Preferred Stock determined by dividing (i) the outstanding principal amount of the Debenture that has been repaid or converted into common stock, as applicable by (ii) the Stated Value.

14.	Shareholder Derivative Complaint

On January 17, 2012, plaintiff RP Capital, LLC filed a shareholders’ derivative complaint in the Superior Court of the State of California, County of Los Angeles, Case Number BC477118 against Colin Dyne, Kenneth Wengrod, Susan White, Dean Oakey and the Company. The case alleges that the defendants (i) breached their fiduciary duties to the Company for failing to properly oversee and manage the Company, (ii) were unjustly enriched, (iii) abused their control, (iv) grossly mismanaged the Company, (v) wasted corporate assets, (vi) engaged in self-dealing, and (vii) breached their fiduciary duties by disseminating false and misleading information. The plaintiffs seek (i) judgment against the defendants in favor of the Company for the amount of damages sustained by the Company as a result of the defendants’ alleged breaches of their fiduciary duties; (ii) judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws; (iii) an award to the Company of restitution from the defendants and an order from the court to disgorge all profits, benefits and other compensation obtained by the defendants from their alleged wrongful conduct and alleged fiduciary breaches and (iv) an award of costs and disbursements of the action, including reasonable fees for profession services. The Company is in the process of negotiating a settlement with regards to this complaint. Management believes that the settlement will not result in a cash settlement for damages by the Company and that the Company’s out-of-pocket expenses will include only a nominal amount related to its insurance deductable.

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

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Sequential Brands Group, Inc. for the three and nine months ended September 30, 2012 and the three and nine months ended September 30, 2011. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result” and similar expressions. Forward-looking statements involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Forward-looking statements are based on current expectations and assumptions and actual results could differ materially from those projected in the forward-looking statements as a result of, among other things, those factors set forth in “Risk Factors” contained in Item 1A of our 2011 Annual Report and Part II, Item 1A of this Quarterly Report.

Overview

Since our formation in 2005, we have been a designer, marketer and wholesale provider of branded apparel and apparel accessories. Commencing in July 2008, we implemented a retail strategy and opened retail stores to sell our branded products. In the second half of 2011, we decided to change our business model to focus on licensing and brand management. In connection with the change in our business model, we are presently winding down the wholesale distribution of our branded apparel and apparel accessories, liquidating our existing inventory and closing our remaining retail store. We expect to complete our transition from a wholesale and retail company to a licensing and brand management company by the end of 2012. To reflect our business transition, in March 2012, we changed our corporate name from People’s Liberation, Inc. to Sequential Brands Group, Inc. In this report, we refer to our wholesale and retail operations as our Historical Operations.

Licensing and Brand Management Business

As a licensing and brand management company, we plan to promote, market, and license a portfolio of consumer brands. Presently, our brands include William Rast®, People’s Liberation® and DVS® and we intend to grow our portfolio of brands by acquiring rights to additional brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In our licensing arrangements, our licensing partners will be responsible for designing, manufacturing and distributing our licensed products, subject to our continued oversight and marketing support.  Currently, we have one direct-to-retail and six wholesale licenses. In our direct-to-retail license, we granted JC Penney, a national retailer, the exclusive right to distribute William Rast branded apparel in a broad range of product categories through its stores in the United States and through its consumer-direct mail and consumer-direct ecommerce distribution channels which are targeted to consumers in the United States. In our wholesale licenses, we grant rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution.

Historical Operations

Wholesale Operations

Since our inception in 2005, in the United States, we have distributed our William Rast branded merchandise and, through April 26, 2011, our J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com. In 2012, we decided to discontinue our wholesale operations completely. For the remainder of 2012, we will continue to sell People’s Liberation branded apparel on a limited basis through our domestic wholesale operations in order to liquidate our existing inventory.

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

Reverse Stock Split

On September 11, 2012, we effected a 1-for-15 reverse stock split of our common stock. The reverse stock split was intended to increase the market price per share of our common stock and make additional shares of our common stock available for issuance.

As a result of the reverse stock split, every fifteen shares of common stock of the company were combined into one share of common stock. Immediately after the September 11, 2012 effective date, we had approximately 2.4 million shares of common stock issued and outstanding.

Fractional shares resulting from the reverse stock split were canceled and the stockholders otherwise entitled to fractional shares received cash payments in an amount equal to the product obtained by multiplying (i) the closing sale price of our common stock on September 10, 2012 by (ii) the number of shares of common stock held by the stockholder that would otherwise have been exchanged for the fractional share interest.

Acquisition of Assets from DVS Shoe Co.

As discussed elsewhere in this report, in June 2012, we completed a series of transactions which included (i) the acquisition of assets relating to the consumer product brands “DVS®” and “Matix®” from DVS Shoe Co. for cash consideration of $8.55 million, (ii) the sale of all of the acquired assets relating to the Matix® brand and certain assets related to the DVS® brand to Westlife for cash consideration of $2.95 million, (iii) the contribution of the trademarks related to the DVS® brand into DVS Footwear International LLC (“DVS LLC”), and (iv) the entry into two license agreements by DVS LLC in relation to the DVS® brand.

In June 2012, DVS LLC entered into two license agreements granting the exclusive licenses (subject to certain exceptions) to use the DVS® trademark in connection with the manufacture, distribution, marketing and sale to approved customers of men’s, women’s and children’s footwear and men’s t-shirts, sport shirts, knit shirts, pants, shorts and hoodies.

Entry into Collaboration and License Agreement with Elan Polo International, Inc.

In connection with the acquisition of assets relating to the DVS® brand, we received a 65% economic interest in DVS LLC, a newly formed Delaware limited liability company. DVS LLC is a collaboration with Elan Polo International, Inc., a global organization which designs, sources and delivers men's, women's, and children's shoes to retailers around the world (“Elan Polo”). The new company was formed for the purpose of licensing the DVS® trademark to third parties primarily in connection with the manufacturing, distribution, marketing and sale of DVS® branded footwear, apparel and apparel accessories. In exchange for our 65% economic interest in DVS LLC, we contributed trademarks and other intellectual property rights relating to the DVS® brand to DVS LLC. In exchange for its 35% economic interest in DVS LLC, Elan Polo contributed $2,124,000 in cash to the newly formed entity.

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

On June 29, 2012, DVS LLC received an advanced royalty payment of $340,000 from Elan Polo pursuant to the terms of its license agreement with Elan Polo. In connection with the entry into the license agreement with Elan Polo, we also sold the DVS branded inventory, purchase orders, customer lists and other intangible assets acquired from DVS Shoe Co. to Elan Polo for $640,000, its estimated fair market value.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses	62.2	283.4	71.3	129.3
Operating income (loss) from continuing operations	37.8%	(183.4)%	28.7%	(29.3)%

Comparison of the three months ended September 30, 2012 and the three months ended September 30, 2011 from continuing operations

Net Revenue

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change

Net Revenue	$1,845,266	$20,408	8941.9%

Net revenue from continuing operations for the three months ended September 30, 2012 consists of license revenue earned under our various license agreements related to our William Rast, People’s Liberation and DVS brands. During the three months ended September 30, 2012, we had one direct-to-retail and six wholesale license agreements. During the three months ended September 30, 2011, we earned revenue from one wholesale license agreement. In the second half of 2011, we began to transition our business model from a wholesale and retail apparel company to a brand management and licensing business. In September 2012, we entered into a new wholesale license agreement for our People’s Liberation brand. We expect to derive the majority of our 2012 revenue from our license agreements and anticipate entering into additional license agreements for our brands in the future.

Operating Expenses

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change

Operating expenses	$1,147,351	$57,837	1883.8%

Operating expenses from continuing operations for the three months ended September 30, 2012 and 2011 primarily related to salaries, royalties, professional fees, facility costs, marketing expenses and depreciation and amortization. The increase in operating expenses from continuing operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was due to an increase in operating expense incurred to support our increase in license agreements and related revenue during the three months ended September 30, 2012. We had one direct-to-retail and six wholesale license agreements for our brands during the third quarter of 2012, compared to one wholesale license agreement during the third quarter of 2011. Included in operating expenses from continuing operations for the three months ended September 30, 2012 is approximately $239,000 in royalty expense due to the minority interest member of our William Rast subsidiaries, Tennman WR-T, under the terms of our royalty agreement with Tennman WR-T. In September 2012, we entered into a new license agreement for our People’s Liberation brand.

Interest Expense, net

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change

Interest Expense, net	$101,726	$73,989	37.5%

Interest expense from continuing operations during the three months ended September 30, 2012 resulted primarily from interest at a rate of Libor on our $14.5 million Senior Secured Convertible Debentures (“Debentures”) and interest related to the accretion of valuation discount allocated to our Debentures amounting to approximately $94,000 during the three months ended September 30, 2012. Interest expense from continuing operations during the three months ended September 30, 2011 resulted primarily from interest due on our promissory notes payable in the aggregate principal amount of $1,750,000. The increase in interest expense from the third quarter of 2012 compared to the third quarter of 2011 is due primarily to the accretion of valuation discount and an increase in borrowings during the period.

Provision for Income Taxes

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change

Provision for Income Taxes	$3,300	$-	100.0%

The provision for income taxes from continuing operations for the three months ended September 30, 2012 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated Federal and state taxes due at statutory effected tax rates, if any. As of December 31, 2011, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses. As of December 31, 2011, total net operating losses available to carry forward to future periods amounted to approximately $11.5 million. The increase in the provision for income taxes from continuing operations recorded for the three months ended September 30, 2012, compared to the three months ended September 30, 2011 resulted from an increase in gross receipts tax related to an increase in net revenue during the period.

Net Income (Loss) from Continuing Operations

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change

Net income (loss) from continuing operations	$592,889	$(111,418)	*
*Not meaningful

The increase in net income from continuing operations for the three months ended September 30, 2012 compared to the net loss incurred during the three months ended September 30, 2011 is due primarily to increased license revenue during the third quarter of 2012, offset by increased operating and interest expenses during the quarter, as discussed above.

Noncontrolling Interest from Continuing Operations

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change

Noncontrolling interest from continuing operations	$99,624	$40,899	143.6%

Noncontrolling interest from continuing operations recorded for the three months ended September 30, 2012 represents net income allocations to Elan Polo, a member of DVS LLC. DVS LLC was formed in June 2012 and is a collaboration with Elan Polo in which we own 65% of DVS LLC and Elan Polo owns 35%. Profits and losses of DVS LLC are allocated to its members based on their respective percentage interests in the entity.

Noncontrolling interest from continuing operations recorded for the three months ended September 30, 2011 represents net loss allocations to Tennman WR-T, a member of William Rast Sourcing and William Rast Licensing. Beginning January 1, 2009 through September 30, 2011, losses were allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits were allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.

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

Discontinued Operations of Wholesale Business

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change

Loss from discontinued operations	$(277,823)	$(1,026,116)	(72.9)%
Noncontrolling interest in discontinued operations	-	622,124	(100.0)%
	$(277,823)	$(403,992)	(31.2)%

Net loss from discontinued operations of our wholesale business for the three months ended September 30, 2012 and 2011 represents the results of operations of our People’s Liberation and William Rast wholesale business. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary were discontinued. In 2012, we also decided to discontinue our wholesale operations completely. For the remainder of 2012, we will continue to sell People’s Liberation branded apparel on a limited basis through our domestic wholesale operations in order to liquidate our existing inventory. The decrease in loss from discontinued operations of our wholesale business in the third quarter of 2012 compared the third quarter of 2011 was due to an overall reduction in revenue and operating expenses as we continue to wind down our wholesale operations.

Discontinued Operations of Retail Subsidiary

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change

Loss from discontinued operations	$(85,314)	$(304,545)	(72.0)%
Noncontrolling interest in discontinued operations	-	152,273	(100.0)%
	$(85,314)	$(152,272)	(44.0)%

Net loss from discontinued operations of retail subsidiary for the three months ended September 30, 2012 and 2011 represents the results of operations of our William Rast Retail subsidiary. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary, which consisted of four retail stores, were discontinued. We closed two of our retail stores in 2011, one store in the second quarter of 2012, and the remaining store is expected to be closed by the end of 2012. The decrease in net loss from discontinued operations of our retail subsidiary during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is due to an overall reduction in revenue and operating expenses as we continue to wind down our retail operations.

Net Income (Loss) Attributable to Common Stockholders

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change

Net income (loss) attributable to common stockholders	$130,128	$(626,783)	*
*Not meaningful

The increase in net income attributable to common stockholders for the three months ended September 30, 2012 compared the net loss attributable to common stockholders for the three months ended September 30, 2011 is due primarily to increased revenue from continuing operations and decreased loss from discontinued operations of our wholesale and retail businesses, offset by increased operating expense incurred from continuing operations and decreased noncontrolling interest from discontinued operations recorded for the three months ended September 30, 2012.

Comparison of the nine months ended September 30, 2012 and the nine months ended September 30, 2011 from continuing operations

Net Revenue

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change

Net Revenue	$4,446,237	$105,330	41212.4%

Net revenue from continuing operations for the nine months ended September 30, 2012 consists of license revenue earned under our various license agreements related to our William Rast, People’s Liberation and DVS brands. During the nine months ended September 30, 2012, we had one direct-to-retail and six wholesale license agreements. During the nine months ended September 30, 2011, we earned revenue from one wholesale license agreement. In the second half of 2011, we began to transition our business model from a wholesale and retail apparel company to a brand management and licensing business. In September 2012, we entered into a new license agreement for our People’s Liberation brand and in June 2012 we entered into two new license agreements for our newly acquired DVS brand. We expect to derive the majority of our 2012 revenue from our license agreements and anticipate entering into additional license agreements for our brands in the future.

Operating Expenses

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change

Operating expenses	$3,171,767	$136,165	2229.4%

The increase in operating expenses from continuing operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to an increase in operating expense incurred to support our increase in license agreements and related revenue during the nine months ended September 30, 2012. We had one direct-to-retail and six wholesale license agreements during the nine months ended September 2012, compared to one wholesale license agreement during the nine months ended September 2011. Included in operating expenses from continuing operations for the nine months ended September 30, 2012 is approximately $724,000 in royalty expense due to the minority interest member of our William Rast subsidiaries, Tennman WR-T, under the terms of our royalty agreement with Tennman WR-T. Also included in operating expenses from continuing operations for the nine months ended September 30, 2012, is approximately $65,000 of nonrecurring expenses and approximately $172,000 of professional fees related to our year-end audit.

Interest Expense, net

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change

Interest Expense, net	$281,694	$104,156	170.5%

Interest expense from continuing operations during the nine months ended September 30, 2012 resulted primarily from interest at a rate of Libor on our $14.5 million Senior Secured Convertible Debentures (“Debentures”) and interest related to the accretion of valuation discount allocated to our Debentures amounting to approximately $251,000 during the nine months ended September 30, 2012. Interest expense from continuing operations during the nine months ended September 30, 2011 resulted primarily from interest due on our promissory notes payable in the aggregate principal amount of $1,750,000. The increase in interest expense from the nine months ended September 2012 compared to the nine months ended September 2011 is due primarily to the accretion of valuation discount and an increase in borrowings during the period.

Provision for Income Taxes

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change

Provision for Income Taxes	$14,200	$800	1675.0%

The provision for income taxes from continuing operations for the nine months ended September 30, 2012 and 2011 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated Federal and state taxes due at statutory effected tax rates, if any. As of December 31, 2011, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses. As of December 31, 2011, total net operating losses available to carry forward to future periods amounted to approximately $11.5 million. The increase in the provision for income taxes from continuing operations recorded for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 resulted from an increase in gross receipts tax related to an increase in net revenue during the period.

Net Income (Loss) from Continuing Operations

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change

Net income (loss) from continuing operations	$978,576	$(135,791)	*
*Not meaningful

The increase in net income from continuing operations for the nine months ended September 30, 2012 compared to the net loss incurred during the nine months ended September 30, 2011 is due primarily to increased license revenue earned during the nine months ended September 30, 2012, offset by increased operating and interest expenses, as discussed above.

Noncontrolling Interest from Continuing Operations

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change

Noncontrolling interest from continuing operations	$99,624	$22,180	349.2%

Noncontrolling interest from continuing operations recorded for the nine months ended September 30, 2012 represents net income allocations to Elan Polo, a member of DVS LLC. DVS LLC was formed in June 2012 and is a collaboration with Elan Polo in which we own 65% of DVS LLC and Elan Polo owns 35%. Profits and losses of DVSLLC are allocated to its members based on their respective percentage interests in the entity.

Noncontrolling interest from continuing operations recorded for the nine months ended September 30, 2011 represents net loss allocations to Tennman WR-T, a member of William Rast Sourcing and William Rast Licensing. Beginning January 1, 2009 through September 30, 2011, losses were allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits were allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.

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

Discontinued Operations of Wholesale Business

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change

Loss from discontinued operations	$(283,462)	$(3,453,213)	(91.8)%
Noncontrolling interest in discontinued operations	-	3,117,623	(100.0)%
	$(283,462)	$335,590	*
*Not meaningful

Net loss from discontinued operations of our wholesale business for the nine months ended September 30, 2012 and 2011 represents the results of operations of our People’s Liberation and William Rast wholesale business. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary were discontinued. In 2012, we also decided to discontinue our wholesale operations completely. For the remainder of 2012, we will continue to sell People’s Liberation branded apparel on a limited basis through our domestic wholesale operations in order to liquidate our existing inventory. The decrease in loss from discontinued operations of our wholesale business during the nine months ended 2012 compared to the nine months ended September 2011 was due primarily to an overall reduction in revenue and operating expenses as we continue to wind down our wholesale operations in 2012, offset by non-recurring income received in the settlement of our litigation with Charlotte Russe during the first quarter of 2011.

Discontinued Operations of Retail Subsidiary

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change

Loss from discontinued operations	$(531,954)	$(879,765)	(39.5)%
Noncontrolling interest in discontinued operations	-	439,883	(100.0)%
	$(531,954)	$(439,882)	20.9%

Net loss from discontinued operations of retail subsidiary for the nine months ended September 30, 2012 and 2011 represents the results of operations of our William Rast Retail subsidiary. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary, which consisted of four retail stores, were discontinued. We closed two of our retail stores in 2011, one store in the second quarter of 2012, and the remaining store is expected to be closed by the end of 2012. The increase in net loss from discontinued operations of our retail subsidiary during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is due primarily to decreased noncontrolling interest and decreased net revenue, offset by decreased operating expenses during the nine months ended September 30, 2012.

Discontinued Operations of J. Lindeberg Subsidiaries

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change

Net loss from discontinued operations	$-	$(125,771)	100.0%
Gain on sale of member interest in subsidiary	-	2,012,323	(100.0)%
	-	1,886,552	(100.0)%
Noncontrolling interest in discontinued operations	-	62,885	(100.0)%
	$-	$1,949,437	(100.0)%

Net income from discontinued operations of our J. Lindeberg subsidiaries for the period ended September 30, 2011 represents the results of operations of our J. Lindeberg subsidiary from the beginning of the year through the date of the sale of our 50% member interest in J. Lindeberg, USA on April 26, 2011. The gain on the sale of member interest in subsidiary is further described in Note 9 to this report.

Net Income Attributable to Common Stockholders

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change

Net income attributable to common stockholders	$65,536	$1,060,354	(93.8)%

The decrease in net income attributable to common stockholders for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is due primarily to increased operating expense incurred from continuing operations and decreased noncontrolling interest from discontinued operations recorded for the nine months ended September 30, 2012, offset by increased revenue from continuing operations and decreased losses from discontinued operations of our wholesale and retail businesses.

Liquidity and Capital Resources

As of September 30, 2012, our continuing operations had cash and cash equivalents of approximately $5.9 million and a working capital balance of approximately $6.0 million. As of September 30, 2011, our continuing operations had cash and cash equivalents of approximately $138,000, a working capital deficit of approximately $287,000.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the nine months ended September 30, 2012 and 2011 are summarized in the following table:

	Nine Months Ended September 30,
	2012	2011

Operating activities	$(404,817)	$214,116
Investing activities	(5,978,840)	722,197
Financing activities	14,029,778	1,165,448
Net increase in cash	$7,646,121	$2,101,761

Operating Activities

Net cash used in operating activities from continuing operations was approximately $405,000 for the nine months ended September 30, 2012 and net cash provided by operating activities from continuing operations was approximately $214,000 for the nine months ended September 30, 2011. Net cash used in operating activities from continuing operations for the nine months ended September 30, 2012 was primarily a result of a decrease in deferred license revenue and decreased accounts payable and accrued expenses, offset by decreased receivables. Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2011 was primarily a result of increased accounts payable and accrued expenses during the period.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $6.0 million for the nine months ended September 30, 2012 and $722,000 for the nine months ended September 30, 2011. Net cash used in investing activities from continued operations for the nine months ended September 30, 2012 consisted primarily of $6.0 million of net cash paid in the acquisition of the DVS brand in June 2012, as further discussed in Note 11 to the consolidated financial statements. Net cash provided by investing activities from continued operations for the nine months ended September 30, 2011 consisted primarily of proceeds received from the sale of a receivable resulting from the sale of our membership interest in J. Lindeberg USA and a decrease in restricted cash, offset by capital expenditures.

Financing Activities

Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2012 amounted to approximately $14.0 million. In February 2012, we received $14,500,000 in gross proceeds from the sale of Debentures. Net proceeds from this transaction after the payment of closing, legal and other costs and the repayment of outstanding obligations related to notes payable and our factoring facility amounted to approximately $11.7 million. We also received $2.1 million of cash from our noncontrolling interest member of DVS LLC related to our acquisition of the DVS brand in June 2012, as further discussed in Note 11 to the consolidated financial statements. Net cash provided by financing activities from continued operations was approximately $1.2 million for the nine months ended September 30, 2011 and was primarily attributable to the sale on August 18, 2011, by our subsidiary, William Rast Licensing, of a note payable in the amount of $1,000,000 to Monto Holdings (Pty) Ltd. (“Monto”).

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at September 30, 2012 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$3,179,118	$542,100	$1,384,675	$799,362	$452,981
Senior secured convertible debentures	14,500,000	-	14,500,000	-	-
Total	$17,679,118	$542,100	$15,884,675	$799,362	$452,981

At September 30, 2012, approximately $35,000 of the Company’s cash is held under lease lines as collateral to secure the Company’s lease agreements.

At September 30, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Factored accounts receivable may subject us to off-balance sheet risk. We sold the majority of our trade accounts receivable to our factor and were contingently liable to the factor for merchandise disputes, other customer claims and invoices that were not credit approved by the factors. From time to time, our factor also issued letters of credit and vendor guarantees on our behalf. There were no outstanding letters of credit or vendor guarantees as of September 30, 2012 and 2011. There was no ledger debt (payables to suppliers that use the same factor as the Company) as of September 30, 2012 and 2011. As of September 30, 2011, advances from our factors, net of matured funds, totaled approximately $942,000.

Recent Accounting Pronouncements

See Note 3 to the accompanying consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Controls and Procedures

Members of our management, including our Chief Executive Officer and Chief Financial Officer, Colin Dyne, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2012, the end of the period covered by this report. Based upon that evaluation, Mr. Dyne concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to such risk factors during the three months ended September 30, 2012.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title
3.1	Amended and Restated Certificate of Incorporation of Sequential Brands Group, Inc. Incorporated by referenced to Exhibit 3.1 to our Current Report on Form 8-K (dated July 14, 2008), filed on July 18, 2008.
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by referenced to Exhibit 3.1 to our Current Report on Form 8-K (dated February 2, 2012), filed on February 8, 2012.
3.3	Certificate of Ownership and Merger merging Sequential Brands Group, Inc. with and into People’s Liberation, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (dated March 23, 2012), filed on March 29, 2012.
3.4	Certificate of Amendment to the Certificate of Incorporation of Sequential Brands Group, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (dated September 11, 2012), filed September 13, 2012.
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

***Furnished herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: November 14, 2012	/s/	Colin Dyne
	By:	Colin Dyne
Its: Chief Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

