Form 10-K/A
period 2011-12-31
SEQUENTIAL BRANDS GROUP, INC.
filed 2013-03-29
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

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

1065 Avenue of Americas, Suite 1705
New York, NY 10018

(Address of Principal Executive Offices)(Zip Code)

(646) 564-2577

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

At March 29, 2012, the registrant had 2,400,171 shares of Common Stock, $0.001 par value, issued and outstanding (as adjusted to reflect a 1-for-15 reverse stock split of the registrant’s common stock which took effect on September 11, 2012).

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

We are filing this Amended Annual Report on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2012, to include an opinion on the retrospective presentation of certain discontinued operations to the 2010 consolidated financial statements, which opinion was omitted in the Original Filing. In addition, the consolidated financial statements for the years ended December 31, 2011 and 2010 have been adjusted in this Form 10-K/A to reflect an additional discontinued operation announced in our interim consolidated financial statements for the year ended December 31, 2012.

Opinion on the Retrospective Presentation of Certain Discontinued Operations to the 2010 Consolidated Financial Statements

In 2011, we accounted for our sale of our 50% member interest in our subsidiary J. Lindeberg USA, LLC and the decision to close down our retail operations as discontinued operations in accordance with the guidance provided in FASB ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets, which requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

We engaged our former accountants, Crowe Horwath LLP, to audit the information related to the retrospective presentation of the discontinued operations of our retail subsidiary and J. Lindeberg subsidiary for the year ending December 31, 2010. The opinion of Crowe Horwath LLP on the retrospective presentation of the discontinued operations for the year ending December 31, 2010 is included in this Form 10-K/A.

Discontinued Operations of Wholesale Business

In 2012, our Board of Directors also decided to discontinue our wholesale operations. In accordance with guidance provided in ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets and guidance provided by the SEC, this Form 10K/A also gives retrospective treatment to our consolidated financial statements for the years ended December 31, 2011 and 2010 to reflect the discontinued operations of our wholesale business. In the Original Filing, our consolidated financial statements for the years ended December 31, 2011 and 2010 did not reflect the discontinued operations of our wholesale business.

To reflect the foregoing, this Form 10-K/A amends Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 8 of Part II, “Financial Statements and Supplementary Data” and Item 9A of Part II, “Controls and Procedures,” of the Original Filing, in each case, solely as a result of, and to reflect, the adjustment.  Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently-dated certifications from our chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our chief executive officer and chief financial officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.

For the convenience of the reader, this Amended Annual Report on Form 10-K/A sets forth the Original Filing in its entirety. Other than as described above, to reflect a 1-for-15 reverse stock split of our common stock which took effect on September 11, 2012 and to correct typographical errors contained in the Original Filing, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission filed subsequent to the Original Filing.

SEQUENTIAL BRANDS GROUP, INC.

PART I

This 2011 Annual Report on Form 10-K/A, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new business strategies, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Description of Our Brands

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
12

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

In addition, the issuance of shares upon the exercise or conversion of our derivative securities, including, without limitations, the exercise of approximately 1.1 million warrants which are currently outstanding and the conversion of $14,500,000 of outstanding debentures into common stock, could also further dilute the holdings of our then existing stockholders.

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

To date, we have had a very limited trading volume in our common stock. For instance, for the year ended December 31, 2011, approximately 173,000 shares of our common stock were traded and also for the year ended December 31, 2010, approximately 106,000 shares of our common stock were traded. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

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

	High	Low	Volume
Year Ended December 31, 2011
First Quarter	$2.10	$1.05	18,049
Second Quarter	$2.55	$1.20	53,424
Third Quarter	$1.20	$0.45	8,728
Fourth Quarter	$1.65	$0.60	98,207

Year Ended December 31, 2010
First Quarter	$6.00	$1.80	27,181
Second Quarter	$3.45	$1.65	22,660
Third Quarter	$2.10	$0.75	27,090
Fourth Quarter	$3.75	$0.75	29,388

On March 28, 2012, the closing sales price of our common stock as reported on the OTCQB was $5.25 per share. As of March 27, 2012, there were approximately 449 record holders of our common stock. Our transfer agent is Stalt, Inc., Menlo Park, CA.

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

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business. As further described under Note 6 to our consolidated financial statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by Tennman WR-T, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to Tennman WR-T.

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

	Year Ended December 31, 2011	Year Ended December 31, 2010
Net revenue	100.0%	-
Operating expenses	31.4	-
Operating income (loss)	68.6%	-

Comparison of the Years Ended December 31, 2011 and 2010 from Continuing Operations

Net Revenue

	Years Ended December 31,		Percent
	2011	2010	Change

Net revenue	$546,800	$-	100.0%

Net revenue from continuing operations for the year ended December 31, 2011 consists of license revenue earned under our various license agreements related to our William Rast brand. During the year ended December 31, 2011, we earned revenue from one direct-to-retail and two wholesale license agreements. During the year ended December 31, 2010, we entered into one wholesale license agreement and received advances toward future revenue to be earned in 2011. In the second half of 2011, we began to transition our business model from a wholesale and retail apparel company to a brand management and licensing business. We expect to derive the majority of our 2012 revenue from our William Rast brand license agreements and anticipate entering into additional license agreements for our brands in the future. In 2012, we also expect to derive a limited amount of revenue from our historical wholesale and retail operations.

Operating Expenses

	Years Ended December 31,		Percent
	2011	2010	Change

Operating Expenses	$171,479	$211,280	(18.3)%

Operating expenses from continuing operations for the years ended December 31, 2011 and 2010 primarily related to professional fees, and depreciation and amortization. The decrease in operating expenses from continuing operations for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due to a decrease in professional fees incurred during the year ended December 31, 2011.

Interest Expense, Net

	Years Ended December 31,		Percent
	2011	2010	Change

Interest expense, net	$137,072	$23,333	487.5%

Interest expense from continuing operations during the year ended December 31, 2011 resulted primarily from interest due on our promissory notes payable in the aggregate principal amount of $1,750,000. We pay interest payable at a rate of 8% under the terms of a $750,000 promissory note entered into in August 2010, and at a rate of 7% under the terms of a $1,000,000 promissory note entered into in August 2011. The increase in interest expense during the year ended December 2011 compared to the year ended December 2010 is due to an increase in borrowings during the year.

(Benefit) Provision for Income Taxes

	Years Ended December 31,		Percent
	2011	2010	Change

(Benefit) provision for income taxes	$(800)	$800	(200.0)%

The provision for income taxes from continuing operations for the year ended December 31, 2011 and 2010 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated Federal and state taxes due at statutory effected tax rates, if any. As of December 31, 2011 and 2010, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses. As of December 31, 2011, total net operating losses available to carry forward to future periods amounted to approximately $11.5 million.

Income (Loss) from Continuing Operations

	Years Ended December 31,		Percent
	2011	2010	Change

Income (loss) from continuing operations	$239,049	$(235,413)	201.5%

The increase in income from continuing operations during the year ended December 31, 2011 compared to net loss from continuing operations for the year ended December 31, 2010 is due primarily to increased license revenue and decreased operating expenses, offset by increased interest expense during the year ended December 31, 2011, as discussed above.

Noncontrolling Interest in Continued Operations

	Years Ended December 31,		Percent
	2011	2010	Change

Noncontrolling interest in continued operations	$22,180	$59,809	(62.9)%

Noncontrolling interest in continuing operations recorded for the years ended December 31, 2011and 2010 represents net income and loss allocations to Tennman WR-T, a member of William Rast Sourcing and William Rast Licensing. Beginning January 1, 2009 through September 30, 2011, losses were allocated to the members of William Rast Sourcing and William Rast Licensing based on their respective percentage interests in such entities and profits were allocated to the members based on their percentage interest to the extent that the member was previously allocated losses.

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

Discontinued Operations of Wholesale Business

	Year Ended December 31, 2011	Year Ended December 31, 2010	Percent Change

Loss from discontinued operations	$(6,550,550)	$(1,181,342)	454.5%
Noncontrolling interest in discontinued operations	3,117,623	1,026,534	203.7%
	$(3,432,927)	$(154,808)	2117.5%

Net loss from discontinued operations of our wholesale business for the year ended December 31, 2011 and 2010 represents the results of operations of our People’s Liberation and William Rast wholesale business. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary were discontinued. In 2012, we also decided to discontinue our wholesale operations completely. The increase in loss from discontinued operations of our wholesale business during the year ended December 31, 2011 compared to the year ended December 31, 2010 was due primarily to an overall reduction in revenue of approximately $13.5 million, offset by a reduction in operating expenses, as we began to wind down our wholesale operations in 2011 and non-recurring income received in the settlement of our litigation with Charlotte Russe during the first quarter of 2011.

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

Discontinued Operations of J. Lindeberg Subsidiaries

	Year Ended December 31, 2011	Year Ended December 31, 2010	Percent Change

Net loss from discontinued operations	$(125,771)	$(377,955)	(66.7)%
Gain on sale of member interest in subsidiary	2,012,323	-	100.0%
	1,886,552	(377,955)
Noncontrolling interest in discontinued operations	62,885	188,979	(66.7)%
	$1,949,437	$(188,976)	1131.6%

Net loss from discontinued operations of our J. Lindeberg subsidiaries for the year ended December 31, 2011 represents the results of operations of our J. Lindeberg subsidiaries from the beginning of the year through the date of the sale of our 50% member interest in J. Lindeberg, USA on April 26, 2011. Net loss from discontinued operations for the year ended December 31, 2010 represents the results of operations of our J. Lindeberg subsidiaries for the year ended December 31, 2010. The gain on the sale of member interest in subsidiary is further described in Note 14 to the consolidated financial statements included elsewhere in this report.

Net Loss Attributable to Common Stockholders

	Years Ended December 31,		Percent
	2011	2010	Change

Net loss attributable to common stockholders	$(2,337,050)	$(914,998)	155.4%

The increase in net loss attributable to common shareholders for the year ended December 31, 2011 compared to the year ended December 31, 2010 is due primarily to increased losses from discontinued operations, offset by the settlement of our litigation with Charlotte Russe during the first quarter of 2011 and the gain on the sale of our 50% member interest in J. Lindeberg, USA during the second quarter of 2011, both discussed elsewhere in this report. The increase in net loss attributable to common stockholders was also offset by an increase in license revenue earned during the year ended December 31, 2011.

Related Party Transactions

For a description of related party transactions, see Note 17 to our financial statements, “Related Party Transactions,” which are included under Item 8 of this report.

Liquidity and Capital Resources

As of December 31, 2011, our continuing operations had cash and cash equivalents of approximately $243,000 and a working capital deficit of approximately $4.4 million. As of December 31, 2010, our continuing operations had cash and cash equivalents of approximately $1.2 million and working capital of approximately $0.9 million.

Subsequent to year end, we raised $14,500,000 in gross proceeds from TCP WR Acquisition, LLC, as discussed in Note 24 to our financial statements. Net proceeds from this transaction after the payment of closing, legal and other costs and the repayment of outstanding obligations related to notes payable and our factoring agreement amounted to approximately $11.7 million.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the years ended December 31, 2011 and 2010 are summarized in the following table:

	Years Ended December 31,
	2011	2010

Operating activities	$3,686,234	(630,583)
Investing activities	722,156	613,227
Financing activities	1,000,000	750,000
Net increase in cash	$5,408,390	$732,644

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $3.7 million for the year ended December 31, 2011. Net cash used in operating activities from continuing operations was approximately $631,000 for the year ended December 31, 2010. Net cash provided by operating activities from continuing operations for the year ended December 31, 2011 was primarily a result of increased accounts payable and accrued expenses and an increase in deferred license revenue during the year. Net cash used in operating activities from continuing operations during the year ended December 31, 2010 was primarily a result of a net loss of approximately $2.6 million.

Investing Activities

Net cash provided by investing activities from continuing operations was approximately $722,000 and $613,000 for the years ended December 31, 2011 and 2010, respectively. Net cash provided by investing activities from continuing operations for the year ended December 31, 2011 consisted primarily of proceeds received from the sale of a receivable resulting from the sale of our membership interest in J. Lindeberg, USA and a decrease in restricted cash, offset by capital expenditures. On June 24, 2011, we entered into an asset purchase agreement with Monto Holding (Pty) Limited (“Monto”). Pursuant to the agreement, we sold to Monto without recourse the $750,000 receivable owed to us under the terms of the unit purchase agreement we entered into for the sale of our membership interest in J. Lindeberg, USA, as described elsewhere in this report. On June 24, 2011, we also issued a fully vested, five year warrant to Monto to purchase 250,000 shares of our Common Stock at an exercise price of $3.00 per share. In exchange for the rights to the receivable and the warrant, Monto paid us a purchase price of $722,916. Net cash provided by investing activities from continuing operations for the year ended December 31, 2010 primarily consisted of $750,000 of cash proceeds received in August 2010 from an asset purchase agreement in which we sold a portion of any future net proceeds of our litigation with Charlotte Russe, offset by an increase in capital expenditures.

Financing Activities

Net cash provided by financing activities from continuing operations for the years ended December 31, 2011 and 2010 amounted to $1,000,000 and $750,000, respectively.

On August 18, 2011, our subsidiary, William Rast Licensing, entered into a note payable in the amount of $1,000,000 with Monto.  The note had a rate of interest of 7% and was payable on the maturity date of the note unless the note was earlier repaid.  The promissory note was to be repaid as follows: (i) 40.0% of the then outstanding principal amount on December 31, 2011, (ii) 20% of the then outstanding principal amount on February 29, 2012 and (iii) all of the remaining principal amount then outstanding on the maturity date, May 12, 2012.  The promissory note was secured by the assets of William Rast Licensing and was guaranteed by our other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc. The outstanding principal and interest balances of this promissory note were paid in full in February 2012 with the proceeds received from the securities purchase agreement described above.

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

As of December 31, 2011, total factored accounts receivable from discontinued operations amounted to approximately $404,000, $352,000 of which are without recourse and included in due to factor and $52,000 are with recourse and included in net accounts receivable. As of December 31, 2010, total factored accounts receivable from discontinued operations amounted to approximately $2.0 million, $1.8 million of which are without recourse and included in due from factor and $161,000 are with recourse and included in net accounts receivable. Outstanding advances, net of matured funds, amounted to approximately $393,000 and $1.6 million as of December 31, 2011 and 2010, respectively, and are included in current assets held for disposition from discontinued operations of wholesale business.

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

Recent Accounting Pronouncements

See Note 2 to Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sequential Brands Group, Inc. and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Weinberg and Company

Los Angeles, California
March 30, 2012, except for Note 1 on Discontinued Operations and Reverse Stock Split and Note 12, as to which the date is March 29, 2013

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Sherman Oaks, California
March 31, 2011, except for Note 1, Note 12, Note 13 and Note 14, as to which the date is March 29, 2013

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED BALANCE SHEETS

(As Amended)

	December 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$242,791	$1,184,743
Restricted cash	35,268	156,248
Prepaid expenses and other current assets	50,000	-
Current assets held for disposition from discontinued operations of wholesales business	339,184	1,773,379
Current assets held for disposition from discontinued operations of retail subsidiary	60,883	594,786
Current assets of discontinued operations of J. Lindeberg subsidiaries	-	1,824,959
Total current assets	728,126	5,534,115

Property and equipment, net of accumulated depreciation and amortization	300,049	243,546
Trademarks, net of accumulated amortization	391,575	407,229
Goodwill	428,572	428,572
Other assets	25,092	-
Long-term assets held for disposition from discontinued operations of wholesale business	54,160	1,085,357
Long-term assets held for disposition from discontinued operations of retail subsidiary	260,825	665,689
Long-term assets of discontinued operations of J. Lindeberg subsidiaries	-	1,075,128
Total assets	$2,188,399	$9,439,636

Liabilities and Stockholders’ (Deficiency) Equity
Current Liabilities:
Accounts payable and accrued expenses	$1,618,374	$20,742
Deferred license revenue, current portion	1,325,500	250,000
Note payable to related parties	750,000	-
Note payable	1,000,000	-
Current liabilities held for disposition from discontinued operations of wholesale business	1,762,552	4,222,463
Current liabilities held for disposition from discontinued operations of retail subsidiary	403,805	200,041
Current liabilities of discontinued operations of J. Lindeberg subsidiaries	-	895,732
Total current liabilities	6,860,231	5,588,978

Long-Term Liabilities:
Deferred license revenue, long-term portion	455,200	-
Deferred lease obligations held for disposition from discontinued operations of retail subsidiary	288,765	382,814
Note payable to related parties	-	750,000
Long-term liabilities of discontinued operations of J. Lindeberg subsidiaries	-	525,673
Total long-term liabilities	743,965	1,658,487
Total liabilities	7,604,196	7,247,465

Stockholders’(deficiency) equity:
Common stock, $0.001 par value, 150,000,000 shares authorized; 2,400,171 shares issued and outstanding at December 31, 2011 and 2010	2,400	2,400
Additional paid-in capital	2,372,367	8,203,915
Accumulated deficit	(7,790,564)	(5,453,514)
Total stockholders’ (deficiency) equity	(5,415,797)	2,752,801

Noncontrolling interest	-	(71,744)
Noncontrolling interest in discontinued operations	-	(488,886)
Total (deficiency) equity	(5,415,797)	2,192,171
Total liabilities and stockholders’ (deficiency) equity	$2,188,399	$9,439,636

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(As Amended)

	Year Ended December 31, 2011	Year Ended December 31, 2010

Net revenue	$546,800	-

Operating expenses	171,479	211,280

Income (loss) from operations	375,321	(211,280)

Interest expense, net	137,072	23,333

Income (loss) before income taxes	238,249	(234,613)

Provision (benefit) for income taxes	(800)	800

Income (loss) from continuing operations	239,049	(235,413)

(Loss) Income from Discontinued Operations:
Loss from discontinued operations of wholesale business	(6,550,550)	(1,181,342)
Loss from discontinued operations of retail subsidiary	(1,554,672)	(791,222)
Loss from discontinued operations of J. Lindeberg subsidiaries	(125,771)	(377,955)
Gain on sale of member interest in subsidiary	2,012,323	-
Loss from discontinued operations	(6,218,670)	(2,350,519)

Net loss	(5,979,621)	(2,585,932)

Noncontrolling interest:
Continuing operations	22,180	59,809
Discontinued operations of wholesale business	3,117,623	1,026,534
Discontinued operations of retail subsidiary	439,883	395,612
Discontinued operations of J. Lindeberg subsidiaries	62,885	188,979
	3,642,571	1,670,934

Net loss attributable to common stockholders	$(2,337,050)	(914,998)

Basic loss per share:
Continuing operations	$0.11	$(0.07)
Discontinued operations	$(1.08)	$(0.31)
Attributable to common shareholders	$(0.97)	$(0.38)
Basic weighted average common shares outstanding	2,400,171	2,400,171

Diluted loss per share:
Continuing operations	$0.11	$(0.07)
Discontinued operations	$(1.08)	$(0.31)
Attributable to common shareholders	$(0.97)	$(0.38)
Diluted weighted average common shares outstanding	2,400,171	2,400,171

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIency)

For the years ended December 31, 2011 and 2010

(As Amended)

					Total
			Additional		Stockholders’		Total
	Common Stock		Paid-in	Accumulated	Equity	Noncontrolling	Equity
	Shares	Amount	Capital	Deficiency	(Deficiency)	Interest	(Deficiency)
Balance at January 1, 2010	2,400,171	$2,400	$8,136,620	$(4,538,516)	$3,600,504	$1,110,304	$4,710,808

Noncontrolling interest in subsidiaries' earnings	—	—	—	—	—	(1,670,934)	(1,670,934)

Stock based compensation	—	—	67,295	—	67,295	—	67,295
Net income attributable to common stockholders	—	—	—	(914,998)	(914,998)	—	(914,998)
Balance at December 31, 2010	2,400,171	2,400	8,203,915	(5,453,514)	2,752,801	(560,630)	2,192,171

Fair value of warrants issued in financing transactions	—	—	139,000	—	139,000	—	139,000
Noncontrolling interest in subsidiaries’ earnings	—	—	-	—	—	(3,642,571)	(3,642,571)
Recapitalization of member interest in subsidiary	—	—	(6,046,930)	—	(6,046,930)	6,046,930	—
Accumulated noncontrolling interest upon sale of discontinued operations	—	—	—	—	—	(1,843,729)	(1,843,729)
Stock based compensation	—	—	76,382	—	76,382	—	76,382
Net loss attributable to common stockholders	—	—	—	(2,337,050)	(2,337,050)	—	(2,337,050)
Balance at December 31, 2011	2,400,171	$2,400	$2,372,367	$(7,790,564)	$(5,415,797)	$—	$(5,415,797)

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(As Amended)

	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,979,621)	$(2,585,932)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations of J. Lindeberg subsidiaries	125,771	377,955
Gain on sale of discontinued operations of J. Lindeberg subsidiaries	(2,012,323)	-
Loss from discontinued operations of wholesale business	6,550,550	1,181,342
Loss from discontinued operations of retail subsidiary	1,554,672	791,222
Depreciation and amortization	151,479	145,704
Stock based compensation	76,382	67,295
Fair value of warrant issued in sale of receivable	89,000	-
Fair value of warrant issued with note payable	50,000	-
Income from sale of litigation interest	-	(750,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(50,000)	-
Other assets	(25,092)	-
Accounts payable and accrued expenses	1,374,716	16,831
Deferred license revenue	1,780,700	125,000
Net cash flows provided by (used in) operating activities from continuing operations	3,686,234	(630,583)
Net cash flows (used in) provided by operating activities from discontinued operations of J. Lindeberg subsidiaries	(119,282)	555,306
Net cash flows used in operating activities from discontinued operations of wholesale business	(6,613,459)	(43,163)
Net cash flows used in operating activities from discontinued operations of retail subsidiary	(504,520)	(594,680)
Net cash flows used in operating activities	(3,551,027)	(713,120)

Cash flows from investing activities:
Proceeds from sale of litigation	-	750,000
Proceeds from sale of receivable	722,916	-
Decrease in restricted cash	120,980	10,752
Acquisition of trademarks	(17,496)	(61,860)
Acquisition of property and equipment	(104,244)	(85,665)
Net cash flows provided by investing activities from continuing operations	722,156	613,227
Cash proceeds received in sale of discontinued operations	900,000	-
Net cash flows used in investing activities from discontinued operations of J. Lindeberg subsidiaries	(9,213)	(450,425)
Net cash flows (used in) provided by investing activities from Discontinued operations of wholesale operations	(2,518)	80,190
Net cash flows used in investing activities from discontinued operations of retail subsidiary	(1,350)	(302,773)
Net cash flows provided by (used in) investing activities	1,609,075	(59,781)

Consolidated Statements of Cash Flows are continued on the following page.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(As Amended)

	Years Ended December 31,
	2011	2010
Cash flows from financing activities:
Advances from related party	230,000	-
Repayment of advances from related party	(230,000)	-
(Repayment of) proceeds from note payable	1,000,000	-
Proceeds from note payable to related parties	-	750,000
Net cash flows provided by financing activities from continuing operations	1,000,000	750,000

Net decrease in cash and cash equivalents	(941,952)	(22,901)
Cash and cash equivalents, beginning of year	1,184,743	1,207,644
Cash and cash equivalents, end of year	$242,791	$1,184,743

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$120,371	$168,767
Income taxes paid	71,472	19,123
Non-cash investing and financing activities:
Recapitalization of member interest in subsidiary	(6,046,930)	-
Accumulated noncontrolling interest upon sale of discontinued operations	(1,843,729)	-
Receivable received in sale of member interest in subsidiary	750,000	-

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

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

(As Amended)

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

(As Amended)

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

Discontinued Operations

In 2012, the Company’s Board of Directors decided to discontinue the Company’s wholesale operations and in 2012, the Company accounted for its wholesale operations as discontinued operations in accordance with the guidance provided in FASB ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets, which requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

In the Original Filing, the Company’s financial statements for the fiscal years ended December 31, 2011 and 2010, did not reflect the discontinued operations of the Company’s wholesale business since the decision to discontinue those operations was not made at the time those financial statements were previously issued. In accordance with guidance provided in FASB ASC 360 and guidance provided by the SEC, the previously filed consolidated financial statements as of and for the years ended December 31, 2011 and 2010 have been retroactively amended to reflect the Company’s wholesale business as discontinued operations. The Company’s Continuing Operations presented in this Form 10-K/A represent the Company’s licensing and brand management business.

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

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

The consolidated financial statements and the related notes to the consolidated financial statements included in this Amended Annual report on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 have been adjusted to reflect the retroactive effect of the reverse stock split.

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

Discontinued Operations

The Company accounted for the sale of its 50% member interest in J. Lindeberg, USA and the decision to close down its wholesale and retail operations as discontinued operations in accordance with the guidance provided in FASB ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The significant assets and liabilities that require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements included inventories, accounts receivable and due to factor, goodwill, deferred taxes, accrued expenses, income taxes, stock based compensation, deferred license revenue and noncontrolling interest. Management is also required to make significant estimates and assumptions related to its disclosure of litigation and the recording of related contingent assets or liabilities, if any.

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

(As Amended)

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

Advertising

Advertising costs are charged to expense as of the first date the advertisements take place. Advertising expenses included in discontinued operations of wholesale business approximated $942,000 and $797,000 for the years ended December 31, 2011 and 2010, respectively.

Inventories

Inventories, consisting of piece goods and trim, work-in-process and finished goods, are stated at the lower of cost (first-in, first-out method) or market value. Inventories are evaluated for obsolescence and slow-moving items based on management’s analysis of sales levels, sales projections and inventory levels. The carrying value of inventories is included in current assets held for disposition of wholesale business and retail subsidiary for the years ended December 31, 2011 and 2010.

Stock-Based Compensation

The Company recognizes compensation costs relating to share-based payment transactions in accordance with generally accepted accounting principles. See Note 15 for disclosures regarding stock-based compensation.

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

(As Amended)

Furniture and fixtures	5 years

Office equipment	5 to 7 years

Machinery and equipment	5 to 7 years

Leasehold improvements	Term of the lease or the estimated life of the related improvements, whichever is shorter.

Computer Software	5 years

Included in long-term assets held for disposition at December 31, 2011 and 2010 are furniture and fixtures, computer software and leasehold improvements with an aggregate net book value of $259,725 and $934,510, respectively, related to the discontinued operations of the Company’s retail subsidiary and wholesale business.

Impairment of Long-Lived Assets and Goodwill

Long-lived assets, including trademarks, and operational control rights, representing goodwill, related to William Rast Sourcing and William Rast Licensing, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. For the year ended December 31, 2011, the Company recorded an impairment loss of $207,581 related to trade names the Company is no longer using. The impairment loss is included in loss from discontinued operations of wholesale business. There was no impairment loss recorded for the year ended December 31, 2010.

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

(As Amended)

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

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

Shipping and Handling Costs

The Company recorded shipping and handling costs billed to wholesale customers as a component of revenue, and shipping and handling costs incurred by the Company for inbound and outbound freight were recorded as a component of cost of sales. Total shipping and handling costs included as a component of revenue for the years ended December 31, 2011 and 2010 amounted to approximately $53,000 and $120,000, respectively. Total shipping and handling costs included as a component of cost of sales amounted to approximately $635,000 and $1,387,000 for the years ended December 31, 2011 and 2010, respectively. Shipping and handling costs are included in loss from discontinued operations of wholesale business in the statement of operations for the years ended December 31, 2011 and 2010.

Classification of Expenses

Licensing and Brand Management Business

Operating Expenses - Operating expenses primarily include compensation, royalties, professional fees, marketing and promotion, facility costs, travel and entertainment, depreciation and amortization expense, and other general corporate expenses.

Historical Operations

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

(As Amended)

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

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business. As a result of the recapitalization, both William Rast Sourcing and William Rast Licensing are owned 82% by Bella Rose and 18% by Tennman WR-T, Inc. Beginning October 1, 2011, all operating losses will be allocated to Bella Rose in accordance with the amended and restated operating agreements of William Rast Sourcing and William Rast Licensing. See further discussion in Note 6 to the consolidated financial statements.

Beginning July 1, 2008 through April 26, 2011, the operations of J. Lindeberg USA are included in the consolidated financial statements of the Company. Profit and loss allocations to Lindeberg Sweden were recorded as increases and decreases in noncontrolling interest in the consolidated financial statements of the Company. On April 26, 2011, the Company and its wholly owned subsidiary, Bella Rose, LLC, completed the sale of Bella Rose’s 50% membership interest in J. Lindeberg USA, LLC to J. Lindeberg USA Corp., as further described in Note 14 to the consolidated financial statements.

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

(As Amended)

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

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

Warrants representing 1,112,666 shares of common stock at exercise prices ranging from $1.20 to $7.50 per share and stock options representing 451,467 shares of common stock at exercise prices ranging from $2.25 to $18.75 per share were outstanding as of December 31, 2011, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the year ended December 31, 2011 because the effect of including these shares would have been antidilutive.

Warrants representing 29,333 shares of common stock at exercise prices ranging from $6.00 to $7.50 per share and stock options representing 172,333 shares of common stock at exercise prices ranging from $3.00 to $18.75 per share were outstanding as of December 31, 2010, but were excluded from the average number of common shares outstanding in the calculation of earnings per share for the year ended December 31, 2010 because the effect of including these shares would be anti-dilutive.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment from continuing operations is summarized as follows:

	December 31,
	2011	2010

Furniture and fixtures	$257,304	$249,864
Office equipment	72,715	66,059
Machinery and equipment	13,901	13,901
Auto	86,518	-
Leasehold improvements	47,623	47,623
Computer software	225,348	221,718
	703,409	599,165
Less accumulated depreciation and amortization	(403,360)	(355,619)
	$300,049	$243,546

Depreciation and amortization expense from continuing operations amounted to $118,329 and $115,794 for the years ended December 31, 2011 and 2010, respectively.

Included in long-term assets held for disposition at December 31, 2011 are furniture and fixtures, computer software and leasehold improvements with an aggregate net book value of $259,725 related to the discontinued operations of the Company’s wholesale and retail subsidiaries.

NOTE 5 – TRADEMARKS

Trademarks from continuing operations are summarized as follows:

	December 31,
	2011	2010

Trademarks, at cost	$499,298	$481,802
Less accumulated amortization	(107,723)	(74,573)
	$391,575	$407,229

Future annual estimated amortization expense is summarized as follows:

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

Years Ending December 31,
2012	$26,105
2013	26,105
2014	26,105
2015	26,105
2016	26,105
Thereafter	261,050
$391,575

Trademark amortization expense from continuing operations amounted to $50,657 and $29,910 for the years ended December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, the Company recorded an impairment loss of $207,581 related to trade names the Company is no longer using. The impairment loss was charged to loss from discontinued operations of wholesale business. There were no impairment losses recorded for the year ended December 31, 2010.

NOTE 6 – WILLIAM RAST OWNERSHIP RECAPITALIZATION AND GOODWILL

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

(As Amended)

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

(As Amended)

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

Goodwill

Goodwill consists of operational control rights related to the William Rast Sourcing and William Rast Licensing entities.

In consideration for Tennman entering into certain Operating Agreements on October 1, 2006 with terms which gave Bella Rose operational control over the WRS and WRS, the Company issued to Tennman 38,095 shares of its common stock, par value $0.001 per share. The common stock issued contains restrictions related to the sale or transfer of the shares, including right of first refusal and annual volume limitations. The market price of the Company’s common stock on the date of issuance of the shares was $11.25. The $428,572 value of the common stock issued to Tennman has been recorded as goodwill on Bella Rose’s financial statements and is is reviewed for impairment on a quarterly basis.

NOTE 7 – CHARLOTTE RUSSE DISTRIBUTION AGREEMENT AND LITIGATION

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

(As Amended)

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

The Company has included the effects of the Charlotte Russe litigation in discontinued operations of its wholesale business for the years ended December 31, 2011 and 2010.

NOTE 8 –LICENSE AGREEMENTS

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

(As Amended)

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

(As Amended)

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

NOTE 9 – ENDORSEMENT AGREEMENT

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
$900,000

NOTE 10 - NOTE PAYABLE TO RELATED PARTIES AND ASSET PURCHASE AGREEMENT

On August 13, 2010, the Company’s subsidiary, William Rast Licensing, entered into a promissory note in the amount of $750,000 with Mobility Special Situations I, LLC (“Mobility”), an entity owned in part by Mark Dyne, the brother of the Company’s Chief Executive Officer, Colin Dyne, and New Media Retail Concepts, LLC, an entity owned by Gerard Guez, a significant beneficial owner of the Company’s common stock. The promissory note had an interest rate of 8%, payable monthly in arrears, and was due February 13, 2012. The promissory note was secured by the assets of William Rast Licensing and was guaranteed by the Company’s other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc. The outstanding principal and interest balances of this promissory note were paid in full in February 2012 with the proceeds received from the securities purchase agreement as further described in Note 24.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

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

NOTE 11 - NOTE PAYABLE

On August 18, 2011, the Company, through its subsidiary, William Rast Licensing, LLC, entered into a promissory note with Monto Holdings (Pty) Ltd. (“Monto”).  The promissory note in the amount of $1,000,000 was to be repaid as follows: (i) 40.0% of the then outstanding principal amount on December 31, 2011, (ii) 20% of the then outstanding principal amount on February 29, 2012 and (iii) all of the remaining principal amount then outstanding on the maturity date, May 12, 2012.  The promissory note had an interest rate of 7% per annum, which was payable on the maturity date of the note unless the note is earlier repaid.  The promissory note was secured by the assets of William Rast Licensing and was guaranteed by the Company’s other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc. The outstanding principal and interest balances of this promissory note were paid in full in February 2012 with the proceeds received from the securities purchase agreement as further described in Note 24.

In connection with the promissory note, People’s Liberation issued a fully-vested, five-year warrant to Monto to purchase 833,333 shares of the Company’s common stock at an exercise price of $1.20 per share.  The Warrant was valued at $50,000 using the Black-Scholes option pricing model and was recorded as interest expense in the third quarter of 2011.

NOTE 12 – DISCONTINUED OPERATIONS OF WHOLESALE BUSINESS

In 2012, the Company’s Board of Directors decided to discontinue the Company’s wholesale business completely and as a result, the Company no longer sells its People’s Liberation and William Rast branded products to wholesale and retail customers through its historical distribution channels.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

The discontinuation of the Company’s wholesale business has been accounted for as a discontinued operation and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and cash flows have been adjusted to conform to this presentation.

The following table summarizes certain selected components of the discontinued operations of the Company’s wholesale business for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010

Net Revenue	$6,330,129	$19,873,109

Net loss	$(6,550,550)	$(1,181,342)
Noncontrolling interest	$3,117,623	$1,026,534

Net loss attributable to discontinued operations	$(3,432,927)	$(154,808)

Basic and diluted loss per share from discontinued operations	$(1.43)	$(0.06)

The following table summarizes certain selected components of the discontinued operations of the Company’s wholesale business as of December 31, 2011 and 2010, the periods covered by this report:

	December 31, 2011	December 31, 2010
Current assets	$339,184	$1,773,379
Long-term assets	$54,160	$1,085,357
Current liabilities	$1,762,552	$4,222,463

NOTE 13 – DISCONTINUED OPERATIONS OF RETAIL SUBSIDIARY

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

(As Amended)

The following table summarizes certain selected components of the discontinued operations of William Rast Retail for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010

Net Revenue	$1,850,723	$2,044,324

Net loss	$(1,554,672)	$(791,222)
Noncontrolling interest	$439,883	$395,612

Net loss attributable to discontinued operations	$(1,114,789)	$(395,610)

Basic and diluted loss per share from discontinued operations	$(0.46)	$(0.16)

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

NOTE 14 – DISCONTINUED OPERATIONS OF J. LINDEBERG USA, LLC SUBSIDIARIES

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

(As Amended)

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

The following table summarizes certain selected components of the discontinued operations of J. Lindeberg USA for the year ended December 31, 2011 through the effective date of the divestiture on April 26, 2011, and the year ended December 31, 2010:

	Year Ended December 31,
	2011	2010

Net Revenue	$3,374,624	$9,035,075

Net loss	$(125,771)	$(377,955)
Noncontrolling interest	$62,885	$188,979

Net loss attributable to discontinued operations	$(62,886)	$(188,976)

Basic and diluted loss per share from discontinued operations	$(0.81)	$(0.08)

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

(As Amended)

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

On June 24, 2011, the Company also issued a fully vested, five year warrant to Monto to purchase 250,000 shares of its Common Stock at an exercise price of $3.00 per share. In exchange for the rights to the receivable and the warrant, Monto paid to the Company a purchase price of $722,916. The Warrant was valued at $89,000 using the Black-Scholes option pricing model and was recorded in general and administrative expenses in the second quarter of 2011.

NOTE 15 - STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS

On January 5, 2006, the Company adopted its 2005 Stock Incentive Plan (the “Plan”), which authorized the granting of stock-based incentive awards. The Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determines the recipients and terms of the awards granted. The Plan reserves a total of 366,667 shares of common stock for issuance.

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

During the year ended December 31, 2011, the Company granted 152,000 options to employees and officers within the Plan at exercise prices of $2.25 and $3.00, and 333,333 options to two employees and an officer outside the Plan, at an exercise price of $2.25. During the year ended December 31, 2010, the Company did not issue options to its employees, officers or directors. Plan options to purchase 166,328 and 163,339 shares were exercisable as of December 31, 2011 and 2010, respectively. Options granted outside the Plan to purchase 200,000 shares were exercisable as of December 31, 2011. Total stock based compensation expense for options vesting during the years ended December 31, 2011 and December 31, 2010 were approximately $76,000 and $67,000, respectively. There were no stock options or warrants exercised during the years ended December 31, 2011 and 2010.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

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

For the year ended December 31, 2011 and 2010, total stock-based compensation expense included in the consolidated statements of operations was charged to the following discontinued operating expense categories:

	Year ended December 31, 2011	Year ended December 31, 2010
Selling, design and production expense	$1,743	$10,445
General and administrative	74,639	56,850
Total stock-based compensation	$76,382	$67,295

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

The following table summarizes the activity in the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2010	193,000	$8.40
Granted	-	-
Exercised	-	-
Forfeited	(20,667)	7.35

Options outstanding – December 31, 2010	172,333	8.55
Granted	152,000	2.55
Exercised	-	-
Forfeited	(72,866)	3.60

Options outstanding – December 31, 2011	251,467	$6.30

A summary of the changes in the Company’s unvested stock options within the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2010	44,524	$2.10
Granted	-	-
Vested	(14,862)	(1.95)
Forfeited	(20,667)	(2.70)

Unvested stock options – December 31, 2010	8,995	0.90
Granted	152,000	0.15
Vested	(2,989)	(13.80)
Forfeited	(72,867)	(0.75)

Unvested stock options – December 31, 2011	85,139	$0.15

The following table summarizes the activity outside of the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2011	-	-
Granted	333,333	$2.25
Exercised	-	-
Forfeited	(133,333)	(2.25)

Options outstanding – December 31, 2011	200,000	$2.25

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

A summary of the changes in the Company’s unvested stock options outside of the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2011	-	$-
Granted	333,333	0.30
Vested	(200,000)	(0.30)
Forfeited	(133,333)	(0.30)

Unvested stock options – December 31, 2011	-	$-

Additional information relating to all stock options and warrants outstanding and exercisable at December 31, 2011, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$1.20	(warrants)	833,333	4.6	$1.20	833,333	$1.20
$2.25	(options)	252,000	9.1	$2.25	218,333	$2.25
$3.00	(options)	56,867	9.7	$3.00	5,492	$3.00
$3.00	(warrants)	250,000	4.5	$3.00	250,000	$3.00
$4.50	(options)	2,000	6.5	$4.50	2,000	$4.50
$4.65	(options)	1,600	5.5	$4.65	1,600	$4.65
$5.70	(options)	16,000	5.6	$5.70	16,000	$5.70
$6.00	(options)	30,000	6.5	$6.00	30,000	$6.00
$6.00	(warrants)	10,000	.9	$6.00	10,000	$6.00
$6.90	(options)	25,667	5.5	$6.90	25,667	$6.90
$7.50	(options)	38,000	5.9	$7.50	37,903	$7.50
$7.50	(warrants)	19,333	.9	$7.50	19,333	$7.50
$18.75	(options)	29,333	4.5	$18.75	29,333	$18.75

		1,564,133	5.5	$2.55	1,478,944	$2.54

As of December 31, 2011, there were 166,328 vested stock options within the Plan and 200,000 vested options outside the Plan. As of December 31, 2011, there was approximately $7,000 of total unrecognized compensation expense related to share-based compensation arrangements granted within the Plan. The cost is expected to be recognized on a weighted-average basis over the next three years. There was no unrecognized related to share-based compensation arrangements granted outside the Plan as of December 31, 2011. The aggregate intrinsic value of stock options outstanding was zero at December 31, 2011 and 2010 as the market value of the options was lower than the exercise value.

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

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

On August 18, 2011, the Company issued a warrant to purchase 833,333 shares of its common stock to Monto Holdings (Pty) Limited in conjunction with a note payable as further described in Note 14 to the consolidated financial statements. The warrant has an exercise price of $1.20, a term of five years and is exercisable immediately. The warrant was valued at approximately $50,000 using the Black-Scholes pricing model and the weighted-average assumptions discussed above.

On June 24, 2011, the Company issued a warrant to purchase 250,000 shares of its common stock to Monto Holdings (Pty) Limited in accordance with an asset purchase agreement as further described in Note 16 to the consolidated financial statements. The warrant has an exercise price of $3.00, a term of five years and is exercisable immediately. The warrant was valued at approximately $89,000 using the Black-Scholes pricing model and the weighted-average assumptions discussed above.

NOTE 16 - INCOME TAXES

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

Deferred income taxes arise principally from temporary differences in the method of depreciating property and equipment for income tax reporting purposes and the recognition of expense related to the allowance for doubtful accounts, factor open credits and inventory reserves for income tax reporting purposes, and net operating loss carryforwards. The Company has Federal net operating losses available to carryforward to future periods of approximately $11.5 million as of December 31, 2011 which expire beginning 2027. As of December 31, 2010, the Company provided a valuation allowance for a portion of the deferred income tax asset related to its Federal net operating loss carryforwards. As of December 31, 2010, the Company determined that it was more likely than not that it would realize the future income tax benefits related to a portion of its Federal net operating losses. During the year ended December 31, 2011, the Company increased the valuation allowance related to its net operating loss carryforwards to reserve the entire asset balance, as the Company was unable to determine if it was more likely than not that it would realize the future income tax benefits related to its net operating losses. This resulted in a deferred provision for income taxes from discontinued operations of $908,000 recorded during the year ended December 31, 2011.

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

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

The (benefit) provision for income taxes from continuing operations for the years ended December 31, 2011 and 2010 consists of the following:

	2011	2010
Federal:
Current provision	$-	$-
Deferred benefit	-	-
	-	-
State:
Current (benefit) provision	(800)	800
Deferred benefit	-	-
	(800)	800
	$(800)	$800

The difference between the (benefit) provision for income taxes and the expected income tax (benefit) provision determined by applying the statutory Federal and state income tax rates to pre-tax accounting loss from continuing operations for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010

Federal statutory rate	34.0%	(34.0)%
State taxes net of Federal benefit	6.0	(6.0)
Net operating loss valuation allowance	(40.0)	40.0
LLC gross receipts tax and minimum statutory state income taxes	(0.3)	0.7

	(0.3)%	0.7%

The components of the Company’s consolidated deferred income tax balances from continuing operations as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Deferred income tax asset – long-term:
Net operating loss carryforwards	$3,888,000	2,395,000

Deferred income tax liability – long-term:
Property and equipment	(195,000)	(125,000)
	3,693,000	2,270,000
Less: Valuation allowance	(3,693,000)	(2,270,000)
Net deferred income tax asset – long-term	$-	$-

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

NOTE 17 - RELATED PARTY TRANSACTIONS

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

On August 13, 2010, the Company’s subsidiary, William Rast Licensing, entered into a promissory note in the amount of $750,000 with Mobility Special Situations I, LLC (“Mobility”), an entity owned in part by Mark Dyne, the brother of the Company’s Chief Executive Officer, Colin Dyne, and New Media Retail Concepts, LLC, an entity owned by Gerard Guez, a significant beneficial owner of the Company’s common stock. The promissory note had an interest rate of 8%, payable monthly in arrears, and was due February 13, 2012. The promissory note was secured by the assets of William Rast Licensing and was guaranteed by the Company’s other entities under common control, including People’s Liberation, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc. The outstanding principal and interest balances of this promissory note were paid in full in February 2012 with the proceeds received from the securities purchase agreement as further described in Note 24.

In connection with the promissory note discussed above, the Company also entered into an asset purchase agreement with New Media Retail Concepts, LLC and ECA Holdings II, LLC on August 13, 2010. In exchange for $750,000 cash, the Company sold 50% of the net proceeds, after legal fees and expenses, that may be received by the Company as a result of its on-going litigation with Charlotte Russe, as further described in Note 7. The Company was not required to repay the $750,000 cash proceeds received from the asset purchase agreement regardless of a favorable or unfavorable outcome of the Charlotte Russe litigation. The $750,000 cash proceeds received from the asset purchase agreement were recorded in loss from discontinued operations of wholesale business in the Company’s consolidated statement of operations for the year ended December 31, 2010. New Media Retail Concepts, LLC and ECA Holdings II, LLC received from Charlotte Russe, in respect to the interest they acquired in the litigation, a combined amount of $2.9 million of the settlement amount paid by Charlotte Russe pursuant to the settlement agreement entered into by all parties to the litigation on February 3, 2011.

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

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

In May 2010, the Company’s subsidiary, William Rast Sourcing, LLC, entered into a design and licensing agreement with the Target Corporation, as further described in Note 8.  During the year ended December 31, 2010, Target made a direct payment of $250,000 to Justin Timberlake, a minority interest holder of William Rast Sourcing, on behalf of the Company for his services related to the Target agreement.

Kenneth Wengrod, a former member of the Company’s Board of Directors, currently serves as President of FTC Commercial Corp. (“FTC”), a company which he founded in 2002 and in which he holds a minority equity position. FTC is a global finance commercial service company primarily focused in the apparel industry. The Company was party to various factoring agreements with FTC. In connection with Mr. Wengrod’s appointment as a director, on September 21, 2007, the Company granted to Mr. Wengrod a ten-year option to purchase 1,600 shares of the Company’s common stock at an exercise price of $7.50 per share pursuant to the Company’s 2005 Stock Incentive Plan. On June 26, 2008 and June 12, 2009, Mr. Wengrod received an additional 2,000 options at an exercise price of $4.50 per share and 3,200 options at an exercise price of $3.00 per share, respectively, to purchase shares of the Company’s common stock as compensation for director services provided to the Company. Mr. Wengrod resigned from our Board of Directors on July 12, 2010 and his stock options were forfeited. The Company terminated its factoring agreements with FTC on various dates ending in April 2011.

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

NOTE 18 – OFFICER COMPENSATION

Colin Dyne

On May 21, 2007, the Company’s Board of Directors appointed Colin Dyne as its Chief Executive Officer and Co-Chairman of the Board of Directors, and Mr. Dyne became our Chief Financial Officer effective December 30, 2010. During 2010 and 2011, Mr. Dyne received an annual salary of $395,000. Mr. Dyne also received medical insurance reimbursements and an auto allowance of $2,000 per month. During 2010 and 2011, annual bonuses were determined at the discretion of the Board of Directors. Mr. Dyne did not receive annual bonuses for the years ended December 31, 2011 and 2010. However, on February 3, 2011, a cash bonus of $275,000 was paid to Colin Dyne in connection with the successful resolution of the Company’s litigation with Charlotte Russe, as discussed in Note 7. On February 3, 2011, Mr. Dyne was also awarded an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.25 per share. The option has a term of ten years, vested immediately, and was granted outside the Company’s 2005 Stock Incentive Plan. The option was granted to Mr. Dyne as compensation for personal guaranties Mr. Dyne provided in connection with the Company’s factoring arrangements. The option was valued at $71,000 based on a Black Scholes valuation model and is included in operating expenses on the accompanying statement of operations for the year ended December 31, 2011.

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

(As Amended)

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

Andrea Sobel

On May 22, 2008, Andrea Sobel was appointed our Executive Vice President of Branding and Licensing. On January 31, 2012, Ms. Sobel was appointed the Company’s President of Licensing. Ms. Sobel entered into an employment agreement with the Company on May 16, 2008. Pursuant to the agreement, Ms. Sobel is employed on an "at-will" basis, and received an initial base salary of $200,000 per annum. Ms. Sobel also received medical insurance reimbursements and an auto allowance of $500 per month. Ms. Sobel did not receive annual bonuses for the years ended December 31, 2011 and 2010. However, on February 3, 2011, a cash bonus of $25,000 was paid to Ms. Sobel in connection with the successful resolution of the Company’s litigation with Charlotte Russe. On February 3, 2011, the Company’s Board of Directors approved an award to Ms. Sobel of options to purchase 33,333 shares of common stock at an exercise price of $2.25 per share. The options have a term of ten years and vest in thirty equal monthly installments beginning February 1, 2011 through August 1, 2013.

On December 14, 2011, the Company entered into an employment agreement with Andrea Sobel pursuant to which Ms. Sobel will serve as our President of Licensing for a term of three years, which term will automatically renew for successive one year periods unless the Company or Ms. Sobel elects not to extend the term of the agreement.  During the term of the agreement, Ms. Sobel will receive a base salary of $250,000 per year, which is subject to increase and will be eligible to receive an annual cash performance bonus.  Pursuant to the agreement, Ms. Sobel was also granted a ten year option to purchase 50,000 shares of common stock at an exercise price of $3.00 per share.  The options vest in equal quarterly installments over a period of three years beginning on March 14, 2012.

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

(As Amended)

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

NOTE 19 – LEASES

The Company leases its principal executive office space under a temporary lease agreement that expires in May 2012. The Company has signed a letter of intent to lease new office space in the same building beginning June 2012 through August 2015. The new office space will have approximately 3,000 square feet, and is located in Pacific Palisades, California. It is from this facility that the Company will conduct all of its design, executive and administrative functions. Finished goods are shipped from a third-party warehouse in Los Angeles, California. Internet products are shipped from a third-party warehouse in Long Beach, California. The Company has a showroom located in New York City under a lease that expires in January 2013. The Company also has two William Rast retail stores located in Los Angeles and Cabazon, California. The Company plans to close these stores in the second and third quarters of 2012. The lease agreements related to the Cabazon and Los Angeles stores expire in July 2019 and January 2020.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

The Company accounts for its leases in accordance generally accepted accounting principles, whereby step provisions, escalation clauses, tenant improvement allowances, increases based on an existing index or rate, and other lease concessions are accounted for in the minimum lease payments and are charged to operations on a straight line basis over the related lease term. Total rent expense for the years ended December 31, 2011 and 2010 amounted to approximately $1.7 million and $2.3 million, respectively, the majority of which is included in discontinued operations of the Company’s wholesale business and retail subsidiary.

Future annual minimum payments due under the leases are summarized as follows:

Years Ending December 31,
2012	$866,478
2013	665,392
2014	681,045
2015	701,609
2016	722,910
Thereafter	2,264,208
$5,901,642

NOTE 20 - CUSTOMER CONCENTRATION

During the year ended December 31, 2011, two customers comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these customers amounted to 52.2% and 40.7% of net revenue from continuing operations for the year ended December 31, 2011. At December 31, 2011, there was approximately $1.8 million due from these major customers pursuant to the terms of the related license agreements. The Company did not have any revenue from continuing operations during the year ended December 31, 2010.

NOTE 21 - OFF-BALANCE SHEET RISK AND CONTINGENCIES

Financial instruments that potentially subject the Company to off-balance sheet risk consist of factored accounts receivable. The Company sells the majority of its trade accounts receivable to its factor and is contingently liable to the factor for merchandise disputes and other customer claims. At December 31, 2011, total factor receivables approximated $404,000, $352,000 of which are without recourse and $52,000 are with recourse and both are included in current assets held for disposition from discontinued operations of wholesale business. From time to time, the Company’s factor also issued letters of credit and vendor guarantees on the Company’s behalf. There were no outstanding letters of credit or vendor guarantees as of December 31, 2011. There was no outstanding ledger debt (payables to suppliers that use the same factor as the Company) as of December 31, 2011.

The Company is subject to certain legal proceedings and claims arising in connection with its business. In the opinion of management, except as described in Note 23 to the consolidated financial statements and as provided for in the consolidated financial statements, there are currently no additional claims that could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

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

NOTE 22 – PROFIT SHARING PLAN

The Company has established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make contributions to the plan as determined by the Board of Directors. There were no contributions made during the years ended December 31, 2011 and 2010.

NOTE 23 – SHAREHOLDER DERRIVATIVE COMPLAINT (SUBSEQUENT EVENT)

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

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

NOTE 24 – SECURITIES PURCHASE AGREEMENT AND REPAYMENT OF INDEBTEDNESS (SUBSEQUENT EVENTS)

Entry into Securities Purchase Agreement

On February 2, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCP WR Acquisition, LLC (“TCP”). Pursuant to the Purchase Agreement, the Company agreed to sell Debentures, Warrants and Series A Preferred Stock to TCP, as further described below.

The first of two closings of the financing occurred on February 3, 2012. At the first closing, the Company sold to TCP $3,000,000 in principal amount of Debentures, issued to TCP a Warrant to purchase 228,571 shares of common stock and issued to TCP 3,000 shares of Series A Preferred Stock. The Debentures issued in the first closing are convertible into 1,142,857 shares of common stock.

The second and final closing of the financing occurred on February 22, 2012. At the second closing, the Company sold to TCP $11,500,000 in principal amount of Debentures, issued to TCP a Warrant to purchase 876,191 shares of common stock and issued to TCP 11,500 shares of Series A Preferred Stock. The Debentures issued in the second closing are convertible into 4,380,952 shares of common stock.

At the first and second closings combined, the Company sold to TCP a total of $14,500,000 in principal amount of Debentures, issued to TCP Warrants to purchase 1,104,762 shares of common stock and issued to TCP 14,500 shares of Series A Preferred Stock. Total Debentures issued in the first and second closings are convertible into 5,523,809 shares of common stock. Aggregate net proceeds from this transaction amounted to approximately $13.7 million after the payment of legal and other fees.

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

(As Amended)

As a condition to TCP’s obligations under the Purchase Agreement, Colin Dyne, the Company’s chief Executive Officer and Chief Financial Officer, entered into a lock-up agreement precluding Mr. Dyne from disposing of any of his shares of Common Stock or other equity securities of the Company until July 31, 2012.

Description of Debentures

Pursuant to the terms of the Purchase Agreement, the Company sold $14,500,000 in principal amount of Variable Rate Senior Secured Convertible Debentures (the “Debentures”), convertible into shares of common stock of the Company, $0.001 par value per share (“Common Stock”), at an initial conversion price of $2.63 per share (the “Conversion Price”). The Debentures have an interest rate of LIBOR, and in the event payment on the Debentures is accelerated as a result of an event of default, the rate of interest will increase to the lesser of 18% per annum or the maximum amount permitted under applicable law. Interest on the Debentures is payable, at the Company’s option, in cash or in Common Stock upon conversion of a Debenture (with respect to the principal amount then being converted) and on their maturity date. The Debentures are payable on or before January 31, 2015 and a Debenture may not be prepaid without the consent of the holder of the Debenture.

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

Description of Warrants

In connection with the sale of the Debentures, the Company agreed to issue to TCP warrants to purchase 1,104,762 shares of the Company’s Common Stock (the “Warrants”). The Warrants are exercisable immediately after issuance and have a term of five years. The Warrants may be exercised at an initial exercise price per share of $2.63, which is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The warrants were valued at approximately $4.2 million using the Black-Scholes pricing model.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

Description of Series A Preferred Stock

Also in connection with the sale of the Debentures, the Company agreed to issue one share of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), for every $1,000 of principal amount of Debentures purchased by TCP. The Series A Preferred Stock is designed to give holders of the Debentures certain voting rights while the Debentures remain outstanding and each share of Series A Preferred Stock is entitle to vote 381 votes, as further described below.

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

(As Amended)

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

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

Monto Indebtedness

All indebtedness owed by William Rast Licensing to Monto Holdings (Pty) Ltd. (“Monto”), pursuant to that certain promissory note in the original aggregate principal amount of $1,000,000 as further described in Note 11. Prior to its repayment, the promissory note was secured by the assets of William Rast Licensing and was guaranteed by the Company, William Rast Sourcing, William Rast Retail, Bella Rose, and Versatile. In connection with the repayment, the following agreements were terminated (other than with respect to obligations that survive the termination of such agreements): (i) the Promissory Note entered into on August 18, 2011 by William Rast Licensing in favor of Monto; (ii) Borrower Security Agreement entered into on August 18, 2011 by William Rast Licensing in favor of Monto; (iii) Guarantor Security Agreement entered into on August 18, 2011 by People’s Liberation, Versatile, Bella Rose, William Rast Sourcing and William Rast Retail in favor of Monto; (iv) Guaranty dated August 18, 2011 granted in favor of Monto by People’s Liberation, Versatile, Bella Rose, William Rast Sourcing and William Rast Retail.

Changes in Control

Pursuant to the Purchase Agreement, at the first closing the Company issued to TCP a Warrant to purchase 228,571 shares of Common Stock and 3,000 shares of Series A Preferred Stock. At the second closing, the Company issued an additional 11,500 shares of Series A Preferred Stock to TCP and Warrants to purchase up to 876,191 shares of Common Stock.

As further described below, the holders of Series A Preferred Stock vote together as a single class with the holders of Common Stock on all matters requiring approval of the holders of Common Stock, except that each share of Preferred Stock is entitled to 381 votes. Therefore, TCP has the right to vote 5,523,809 shares of the Company’s Common Stock (which excludes any shares obtained upon exercise of the warrants). This represents 69.7% of the Company’s outstanding voting securities. The issuance of the securities to TCP in the financing allows TCP to control all matters submitted for approval to the holders of Common Stock. However, pursuant to the Stockholders Agreement and notwithstanding TCP’s ownership of a majority of the Company’s voting securities, TCP does not have the right to elect a majority of the directors serving on the Company’s Board.

Amendment to Certificate of Incorporation

On February 3, 2012, the Company amended its certificate of incorporation by creating a new series of preferred stock designated Series A Preferred Stock, by filing with the Delaware Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. The Certificate of Designation sets forth the rights, preferences, privileges and restrictions of the Series A Preferred Stock, which include the following:

•	The authorized number of shares of Series A Preferred Stock is 19,400, having a par value $0.001 per share and a stated value of $1,000 per share (“Stated Value”).

•	Holders of Series A Preferred Stock are not entitled to dividends or any liquidation preference.

•	Series A Preferred Stock may only be transferred by a holder of such stock to a transferee if such transfer also includes a transfer to the transferee of $1,000 in principal amount of Debentures for each one share of transferred Series A Preferred Stock.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(As Amended)

•	The holders of Series A Preferred Stock vote together as a single class with the holders of Common Stock on all matters requiring approval of the holders of Common Stock, except that each share of Preferred Stock is entitled to 381 votes per share (which is the number of shares of Common Stock a Debenture holder would receive if it converted $1,000 in principal amount of Debentures into Common Stock at a conversion price of $2.63), which number of votes per share is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions relating to the Company’s Common Stock.

•	As long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of such holders, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

•	Upon conversion of the principal amount of a Debenture, in whole or in part, into shares of Common Stock or upon the repayment of the principal amount of a Debenture, in whole or in part, by the Company, the Company has the right to and will redeem from the Debenture holder at a price of $0.001 per share, a number of shares of Series A Preferred Stock determined by dividing (i) the outstanding principal amount of the Debenture that has been repaid or converted into Common Stock, as applicable by (ii) the Stated Value.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Controls and Procedures

Members of the our management, including our Chief Executive Officer, Yehuda Shmidman, and Chief Financial Officer, Gary Klein, have evaluated the effectiveness of our disclosure controls and procedures, as defined by paragraph (e) of Exchange Act Rules 13a-15 or 15d-15, as of December 31, 2011, the end of the period covered by this report. Based upon that evaluation, Mr. Shmidman and Mr. Klein have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Name	Age	Position with Sequential Brands Group, Inc.

Class I Director: (Term Expiring in 2012)
Colin Dyne	47	Class I Director, Chief Executive Officer, Chief Financial Officer and Secretary
William Sweedler	45	Class I Director, Chairman of the Board of Directors

Class II Director: (Term Expiring in 2013)
Susan White	60	Class II Director
Matthew Eby	40	Class II Director

Class III Director Nominee: (Term Expiring in 2014)
Al Gossett	59	Class III Director
Richard Gersten	46	Class III Director

Other Executive Officers:
Andrea Sobel	44	President of Marketing

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

William Sweedler has served as Chairman of the Board since February 22, 2012 and was selected to become the chairman of the company due to his knowledge of the apparel industry and because of his experience in managing and developing brands. Mr. Sweedler was appointed to our Board in connection with our financing transaction with TCP WR Acquisition, LLC in February 2012 (see Note 24 to our Consolidated Financial Statements for further details). Mr. Sweedler is presently Co-Founder and Partner of Tengram Capital Partners, a consumer private equity firm formed to invest in the consumer and retail sectors. He was formerly Chairman & CEO of Windsong Brands, a diversified brand development and investment company that specialized in the acquisition, growth, licensing, and comprehensive management of consumer branded intellectual property and businesses. Mr. Sweedler has over 20 years of experience in the consumer sector as an operator and strategic investor. Current portfolio companies and investments include Ellen Tracy, Joe's Jeans, Field & Stream, Caribbean Joe, Atlantis Weathergear, Carlos Falchi, Sharper Image, and Design Within Reach. Prior to founding Windsong Brands, he was President & CEO of Joe Boxer, a wholly owned division of the Iconix Brand Group (NASDAQ: ICON) of which he was Executive Vice President and Director. Prior to Mr. Sweedler joining Iconix Brand Group, he was a founder of Windsong Allegiance Group (“WAG”), a diverse apparel marketer and brand manager. While CEO of WAG, he led the acquisition and restructuring of Joe Boxer, Hathaway Shirt Company, Como Sport, and New Frontier. He was responsible for licensing the Joe Boxer brand to Kmart, now Sears Holding Corporation, and Hathaway to Costco. Mr. Sweedler also led the merger, re-structure, and sale of the Joe Boxer, Hathaway, and New Frontier divisions of WAG. Mr. Sweedler has served as a director to Iconix Brand Group and Bank of Westport (NASDAQ: BWST). He is currently Co-Chairman of Ellen Tracy, Caribbean Joe and Carlos Falchi. He is also a director at Field & Stream, Skip Barber Racing, and Design Within Reach (OTC: DWRI). Mr. Sweedler graduated from Babson College with a BS in Finance and Investments and joined Polo Ralph Lauren for four years prior to co-founding WAG.

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

Matthew Eby joined our Board of Directors on February 22, 2012 and was selected to become a director of the company due to his knowledge of the apparel industry and because of his experience in managing and developing brands. Mr. Eby was appointed to our Board in connection with our financing transaction with TCP WR Acquisition, LLC in February 2012 (see Note 24 to our Consolidated Financial Statements for further details). Mr. Eby is presently Co-Founder and Partner of Tengram Capital Partners. From 2003 to 2010, prior to founding Tengram, Mr. Eby was the founder and Chief Investment Officer of JAWS Estates Capital, the private investment office of Barry Sternlicht and the Sternlicht family. In his capacity as CIO, he was responsible for investment and asset allocation decisions and recommendations across a broad spectrum of asset classes and investment strategies. His responsibilities included leading investments in hedge funds, private equity funds, direct transactions in a broad array of public markets and direct transactions in private companies. During his tenure at JAWS, Mr. Eby invested in and led numerous private equity transactions. Mr. Eby developed an investment strategy that focused on branded consumer goods and intellectual property. In this space, Mr. Eby led investments in Field & Stream, Ellen Tracy, Joe’s Jeans, Caribbean Joe, and Carlos Falchi. Mr. Eby currently serves on the Boards of Directors of Brand Matter, Field & Stream, and Carlos Falchi. Prior to founding JAWS, Mr. Eby was an associate at Morgan Stanley from 2002-2003 and prior to entering the investment industry, he served five years as an officer in the U.S. Navy. Mr. Eby is a graduate of the United States Naval Academy and Harvard Business School.

Al Gossett joined our Board of Directors on December 14, 2011. Mr. Gossett was appointed to our Board of Directors in connection with the restructuring of the ownership of our William Rast branded apparel business (see Note 6 to our Consolidated Financial Statements for further information). Mr. Gossett is President, CEO and owner of Gossett Automotive Group, which he founded in 1988.  Gossett Automotive Group consists of 17 automotive dealerships located in Memphis, TN and Atlanta, GA.  The various brands under this umbrella of dealerships include Volkswagen, Porsche, Audi, Bentley, Kia, Hyundai, Chrysler, Jeep, Dodge, Ram, Mazda, Mitsubishi and FIAT.  Mr. Gossett has been involved in the auto dealership industry since 1975.  In 1988, he acquired his first dealership.  During the course of his career, Mr. Gossett has chaired or served on a number of district, regional and national dealer boards within the industry, including Chrysler, Jeep, Dodge, Chrysler Financial, Volkswagen and Volkswagen Financial.  Since June 2009, Mr. Gossett has served on the board of directors of Landmark Community Bank in Collierville, TN, a suburb of Memphis, TN.  Since 2005, Mr. Gossett has also served as the managing partner of JALP, LLC (d/b/a ful), a wholesale business engaged in the global distribution of backpacks, luggage and apparel.  Mr. Gossett attended Northwestern University.

Richard Gersten joined our Board of Directors on February 22, 2012 and was selected to become a director of the company due to his experience in managing and developing brands. Mr. Gersten was appointed to our Board in connection with our financing transaction with TCP WR Acquisition, LLC in February 2012 (see Note 24 to our Consolidated Financial Statements for further details). Mr. Gersten is presently a Partner of Tengram Capital Partners. Mr. Gersten has over 18 years of experience in the private equity industry and has spent the last 13 years focused exclusively on the consumer sector. Prior to joining Tengram, he was a Partner at Catterton Partners, a leading private equity firm with an exclusive focus on providing equity capital to small to middle market consumer companies. During his time at Catterton, he was responsible for sourcing, evaluating and executing transactions in the consumer industry and post investment monitoring for companies. Mr. Gersten served on the board of directors of Strivectin, Sun Water Sysems (d/b/a Aquasana), Van's Natural Foods, Monosol, and Dr. Miracle’s. Prior to joining Catterton, Mr. Gersten was a Partner at North Castle Partners, a private equity firm focused on consumer investments that benefit from healthy living and aging trends. During his time at North Castle, he originated, executed and monitored investments primarily in the personal care, fitness and recreation and nutrition industries. He successfully completed investments in and served on the board of directors of Enzymatic Therapy, Avalon Natural Products, HDS Cosmetics (d/b/a DDF Skincare) and GloMinerals. Prior to joining North Castle, Mr. Gersten was a Principal at NMS Capital, the merchant banking arm of NationsBanc Montgomery Securities. Prior to joining NMS Capital, he spent five years at BT Capital Partners, the private equity arm of Bankers Trust, where he helped originate, evaluate and monitor both control and minority investments in middle market companies. Prior to joining BT Capital, Mr. Gersten was an Associate at Chemical Bank. Mr. Gersten received a B.S. in Economics from Union College (N.Y.) and an M.B.A. from the Wharton School at the University of Pennsylvania.

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

Code of Ethics

We have adopted a Code of Ethics applicable to all of our Board members and to all of our employees and executive officers, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. The Code of Ethics has been publicly filed with the SEC as an exhibit to this Annual Report on Form 10-K. Our code of ethics is posted on our Internet website located at www.pplbusa.com in the section titled “Investor Relations—Corporate Governance.” You may also request a copy of the Code of Ethics by writing or calling us at:

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation (2) ($)	Total ($)
Colin Dyne
Chief Executive	2011	395,004	275,000	71,000	61,407	802,411
Officer and Chief	2010	395,004	-	-	63,688	458,692
Financial Officer
Andrea Sobel
President of	2011	200,016	25,000	6,128	16,446	247,590
Licensing	2010	200,016	-	-	17,688	217,704

(1)	The amounts in this column represent the grant date fair value with respect to stock options granted in the applicable fiscal year. For additional information on the valuation assumptions with respect to option grants, including the options granted in 2011, please see Note 15 to our financial statements for the years ended December 31, 2011 and 2010. The amount does not reflect the actual value that may be realized by the named executive officer which depends on the value of our shares in the future.

(2)	Other compensation indicated in the above table consists of medical and disability insurance and car allowances and expenses. Included in other compensation for Mr. Dyne for the year ended December 31, 2011 and 2010 are approximately $29,000 and $27,000 of medical insurance expenses, respectively and a car allowance of $2,000 per month.

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

Colin Dyne

On May 21, 2007, our Board of Directors appointed Colin Dyne as our Chief Executive Officer and Co-Chairman of the Board of Directors, and Mr. Dyne became our Chief Financial Officer effective December 30, 2010. Mr. Dyne received a base salary of $395,000 during 2010 and 2011 and also received medical insurance reimbursements and an auto allowance of $2,000 per month. As determined by the Company’s Board of Directors based on the company’s performance, Mr. Dyne did not receive annual bonuses for the years ended December 31, 2011 and 2010. However, on February 3, 2011, a cash bonus of $275,000 was paid to Mr. Dyne in connection with the successful resolution of our litigation with Charlotte Russe. On February 3, 2011, Mr. Dyne was also awarded an option to purchase 200,000 shares of our common stock at an exercise price of $2.25 per share. The option has a term of ten years, vested immediately, and was granted outside our 2005 Stock Incentive Plan. The option was granted to Mr. Dyne as compensation for personal guaranties Mr. Dyne provided in connection with the company’s factoring arrangements.

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

Andrea Sobel

On May 22, 2008, Andrea Sobel was appointed our Executive Vice President of Branding and Licensing. On January 31, 2012, Ms. Sobel was appointed our President of Licensing. Ms. Sobel entered into an employment agreement with us on May 16, 2008. Pursuant to the agreement, Ms. Sobel is employed on an "at-will" basis, and received an initial base salary of $200,000 per annum. Ms. Sobel also received medical insurance reimbursements and an auto allowance of $500 per month. Ms. Sobel did not receive annual bonuses for the years ended December 31, 2011 and 2010. However, on February 3, 2011, a cash bonus of $25,000 was paid to Ms. Sobel in connection with the successful resolution of the Company’s litigation with Charlotte Russe, as discussed in Note 7. On February 3, 2011, our Board of Directors approved an award to Ms. Sobel of options to purchase 33,333 shares of common stock at an exercise price of $2.25 per share. The options have a term of ten years and vest in thirty equal monthly installments beginning February 1, 2011 through August 1, 2013.

On December 14, 2011, we entered into an employment agreement with Ms. Sobel pursuant to which Ms. Sobel will serve as our President of Licensing for a term of three years, which term will automatically renew for successive one year periods unless the company or Ms. Sobel elects not to extend the term of the agreement.  During the term of the agreement, Ms. Sobel will receive a base salary of $250,000 per year, which is subject to increase and will be eligible to receive an annual cash performance bonus.  Pursuant to the agreement, Ms. Sobel was also granted a ten year option to purchase 50,000 shares of common stock at an exercise price of $3.00 per share.  The options vest in equal quarterly installments over a period of three years beginning on March 14, 2012.

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

		Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration
Name	Grant Date	Exercisable	Unexercisable	Price ($)	Date
Colin Dyne	February 3, 2011 (1)	66,667	—	2.25	February 3, 2021

Andrea Sobel	May 16, 2008 (2)	13,333	—	6.00	May 16, 2018
	June 12, 2009 (3)	1,875	1,125	3.00	June 12, 2019
	February 3, 2011 (4)	12,222	21,111	2.25	February 3, 2021
	December 14, 2011 (5)	—	50,000	3.00	December 14, 2021

(1)	These options vested immediately on the date of grant.

(2)	These stock options vested 50% on May 1, 2009, and the remaining 50% vested in equal monthly installments thereafter through October 1, 2010.

(3)	These stock options vest 25% on June 12, 2010 and the remaining 75% vest in equal monthly installments thereafter through July 12, 2013.

(4)	These stock options vest in thirty equal monthly installments beginning February 1, 2011 through August 1, 2013.

(5)	These stock options vest in equal quarterly installments over three years beginning March 14, 2012 through December 14, 2014.

Director Compensation

The following table details the total compensation earned by the company’s non-employee directors in 2011:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Dean Oakey (1)	10,000	-	-	10,000

Susan White	10,000	-	-	10,000

Al Gossett (2)	-	-	-	-

Total	20,000	-	-	20,000

(1)	Mr. Oakey resigned from our Board of Directors on November 21, 2011.

(2)	Mr. Gossett was appointed to our Board of Directors on December 14, 2011.

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

We do not have a formal policy with regard to option grants to our Board of Directors. However, when a director is elected or appointed to our Board, we generally follow a practice of granting an options to such director to purchase up to 2,000 shares of our common stock, with the size of the option grant being determined based on the number of months the new director will serve as a director in the fiscal year in which the option grant is awarded. Thereafter, we generally issue annual option grants to all non-employee directors to purchase up to 3,200 shares. In June 2011 and 2010, there were no option grants to our non-employee directors.

2005 Stock Incentive Plan

Our 2005 Stock Incentive Plan was adopted on November 23, 2005 and became effective on January 5, 2006. A total of 366,667 shares of common stock have been reserved for issuance upon exercise of awards granted under the 2005 Stock Incentive Plan. Any shares of common stock subject to an award, which for any reason expires or terminates unexercised, are again available for issuance under the 2005 Stock Incentive Plan.

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

The information presented in this table is based on 2,400,171 shares of our common stock outstanding on March 30, 2012. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o Sequential Brands Group, Inc., 17383 Sunset Boulevard, Pacific Palisades, CA 90272.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Colin Dyne (1) Director, Chief Executive Officer, Chief Financial Officer and Secretary	702,104	27.0%
William Sweedler (2) Chairman of the Board of Directors	6,628,571	73.4%
Matthew Eby (2) Director	6,628,571	73.4%
Richard Gersten (2) Director	6,628,571	73.4%
Al Gossett	-	-
Susan White (3) Director	6,800	*
Andrea Sobel (4) President of Licensing	62,201	*

Named Directors and officers as a group (7 persons) (5)	7,399,676	79.6%

5% Shareholders:
Gerard Guez (6)	713,226	29.7%
Monto Holdings (Pty) Ltd. (7)	1,083,333	31.1%
TCP WR Acquisition LLC (2)	6,428,571	73.4%

*	Less than 1%

(1)	Consists of 502,104 shares of common stock and options to purchase 200,000 shares of common stock.

(2)	Consists of debentures convertible into 5,523,809 shares of our common stock and 1,104,762 warrants to purchase shares of our common stock at an exercise price of $2.63 per share issued to TCP WR Acquisition LLC. Our directors, William Sweedler, Matthew Eby and Richard Gersten, as co-managing members of Tengram Capital Associates, LLC, which is the managing member of TCP WR Acquisition, LLC, exercise voting and investment authority over the shares issuable upon conversion of the debentures and the shares issuable upon exercise of the warrants held by this company. The address of TCP WR Acquisition LLC is 15 Riverside Avenue, Floor 1, Westport, CT 06880.

(3)	Consists of 6,800 options to purchase common stock.

(4)	Consists of 62,201 options to purchase common stock.

(5)	Consists of 502,104 shares of common stock, options to purchase 269,001 shares of common stock, debentures convertible into 5,523,809 shares of our common stock and 1,104,762 of warrants to purchase shares of our common stock at an exercise price of $2.63 per share.

(6)	Consists of 713,226 shares of common stock. The address of Gerard Guez is 9000 Sunset Boulevard, Penthouse West Hollywood, CA 90069.

(7)	Consists of 250,000 warrants to purchase shares of common stock at an exercise price of $3.00 per share and 833,333 warrants to purchase our common stock at an exercise price of $1.20 per share. Ronald Dyne exercises voting and investment authority over the shares issuable upon exercise of the warrants held by this company. The address of Monto Holdings (Pty), Ltd. is Level 3, 100 New South Head Road, Edgecliff NSW 2027.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	251,467	$6.30	115,200
Equity compensation plans not approved by security holders	1,312,666	$1.80	—
Total	1,564,133		115,200

(1)	Consists of shares underlying our 2005 Stock Incentive Plan, of which an aggregate of 366,667 shares have been reserved for issuance. All outstanding awards under the 2005 option plan consist of stock options.

Material Features of Individual Equity Compensation Plans not Approved by Stockholders

On August 18, 2011, we issued a warrant to purchase 833,333 shares of our common stock to Monto Holdings (Pty) Limited in conjunction with a note payable as further described elsewhere in this report. The warrant has an exercise price of $1.20, a term of five years and is exercisable immediately. No proceeds were received by us as a result of the warrant issuance.

On June 24, 2011, the Company issued a warrant to purchase 250,000 shares of its common stock to Monto Holdings (Pty) Limited in connection with an asset purchase agreement as further described in Note 14 to the consolidated financial statements. The warrant has an exercise price of $3.00, a term of five years and is exercisable immediately. No proceeds were received by us as a result of the warrant issuance.

On February 3, 2011, Colin Dyne, our Chief Executive Officer, was awarded an option to purchase 200,000 shares of our common stock at an exercise price of $2.25 per share. The option has a term of ten years, vested immediately, and was granted outside our 2005 Stock Incentive Plan. The option was granted to Mr. Dyne as compensation for personal guaranties Mr. Dyne provided in connection with the company’s factoring arrangements.

Effective October 1, 2007, we entered into a consulting agreement with Europlay Capital Advisors, LLC. Under the terms of the consulting agreement, Europlay Capital Advisors acted as our exclusive financial advisor to raise capital and provide other financial advisory and investment banking services to us for a term of one year. In conjunction with the consulting agreement, we issued to Europlay Capital Advisors a warrant to purchase 16,667 shares of our common stock at an exercise price of $7.50 per share. The warrant is fully vested and has a term of five years. No proceeds were received by us as a result of the warrant issuance.

On November 13, 2007, we issued a warrant to purchase 10,000 shares of our common stock to Tennman WR-T, Inc. The warrant has an exercise price of $6.00, vested immediately and has a term of five years. No proceeds were received by us as a result of the warrant issuance.

On March 19, 2008, we issued a warrant to purchase 2,667 shares of our common stock to CCG Investor Relations for consulting services. The warrant has an exercise price of $7.50, a five-year term and vested over the 9-month term of the service contract. No proceeds were received by us as a result of the warrant issuance.

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

Transactions with Officers and Directors and 5% Shareholders

William Sweedler, Matthew Eby and Richard Gersten are each directors of the company, and are the controlling members of Tengram Capital Associates, LLC which has the sole voting control over TCP WR Acquisition, LLC. As further described in Footnote 24 to the company’s Consolidated Financial Statements, which disclosure is incorporated herein by reference, on February 2, 2012, the company entered into a Securities Purchase Agreement with TCP WR Acquisition, LLC pursuant to which the company sold debentures, warrants and Series A Preferred Stock to TCP.

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

PART IV

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

SEQUENTIAL BRANDS GROUP, INC.

Date: March 29, 2013	/s/ Gary Klein
By: Gary Klein
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

The undersigned directors and officers of Sequential Brands Group, Inc. do hereby constitute and appoint Yehuda Shmidman with full power of substitution and resubstitution, as their true and lawful attorney and agent, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney and agent, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K/A, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto, and we do hereby ratify and confirm all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yehuda Shmidman	Chief Executive Officer and Director	March 29, 2013
Yehuda Shmidman	(Principal Executive Officer)

/s/ Gary Klein	Chief Financial Officer (Principal	March 29, 2013
Gary Klein	Financial and Accounting Officer)

/s/ Al Gossett	Director	March 29, 2013
Al Gossett

/s/ William Sweedler	Chairman of the Board of Directors	March 29, 2013
William Sweedler

/s/ Mathew D. Eby	Director	March 29, 2013
Mathew D. Eby

/s/ Richard Gersten	Director	March 29, 2013
Richard Gersten

S-1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

2.1	Unit Purchase Agreement entered into as of April 7, 2011 by and among J. Lindeberg USA Corp., as buyer, and People’s Liberation, Inc. and Bella Rose, LLC, as sellers.* Incorporated by referenced to Exhibit 2.1 to our Current Report on Form 10-Q filed on May 16, 2011.

3.1	Amended and Restated Certificate of Incorporation of Sequential Brands Group, Inc. Incorporated by referenced to Exhibit 3.1 to our Current Report on Form 8-K (dated July 14, 2008), filed on July 18, 2008.

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by referenced to Exhibit 3.1 to our Current Report on Form 8-K (dated February 2, 2012), filed on February 8, 2012.

3.3	Certificate of Ownership and Merger merging Sequential Brands Group, Inc. with and into People’s Liberation, Inc. Incorporated by referenced to Exhibit 3.1 to our Current Report on Form 8-K (dated March 23, 2012), filed on March 29, 2012.

3.4	Bylaws of Sequential Brands Group, Inc. Incorporated by reference to Exhibit 3.10 to our Registration Statement on Form SB-2 (File No. 333-130930), filed on January 9, 2006.

4.1	2005 Sequential Brands Group, Inc. Option Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 333-130930), filed on January 9, 2006.**

10.1	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 (File No. 333-130930), filed on January 9, 2006.

10.2	Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC, dated as of January 1, 2007 by and between Bella Rose, LLC and Tennman WR-T, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (dated May 8, 2007), filed with the Securities and Exchange Commission on May 14, 2007.

10.3	Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, dated as of January 1, 2007 by and between Bella Rose, LLC and Tennman WR-T, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (dated May 8, 2007), filed with the Securities and Exchange Commission on May 14, 2007.

10.4	Registration Rights Agreement dated September 28, 2007, by and among People’s Liberation and the investors identified on the signature pages thereof. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

10.5	Form of Warrant issued to Europlay Capital Advisors, LLC, dated October 1, 2007. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

10.6	Form of Warrant issued to Tennman WR-T, Inc., dated November 13, 2007. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on November 14, 2007.

10.7	First Amendment to Amended and Restated Operating Agreement of William Rast Sourcing, LLC dated as of November 9, 2007, and effective as of April 1, 2007, by and between Bella Rose, LLC and Tennman WR-T, Inc. Incorporated by reference to Exhibit 10.30 to our Registration Statement on Form SB-2 (File No. 333-147684) filed on November 28, 2007.

10.8	First Amendment to Amended and Restated Operating Agreement of William Rast Licensing, LLC dated as of November 9, 2007, and effective as of April 1, 2007, by and between Bella Rose, LLC and Tennman WR-T, Inc. Incorporated by reference to Exhibit 10.31 to our Registration Statement on Form SB-2 (File No. 333-147684) filed on November 28, 2007.

10.9	Employment Agreement by and between Sequential Brands Group, Inc. and Andrea Sobel dated May 16, 2008. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (dated May 16, 2008), filed with the Securities and Exchange Commission on May 22, 2008.**

10.10	Operating Agreement of J. Lindeberg USA, LLC, effective as of July 1, 2008, by and among J. Lindeberg USA, LLC, Bella Rose, LLC and J. Lindeberg USA Corp. Incorporated by referenced to Exhibit 10.1 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.11	JL Sweden Services Agreement, effective as of July 1, 2008, by and between J. Lindeberg AB and J. Lindeberg USA, LLC. Incorporated by referenced to Exhibit 10.2 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.12	Management Services Agreement, effective as of July 1, 2008, by and between Sequential Brands Group, Inc. and J. Lindeberg USA, LLC. Incorporated by referenced to Exhibit 10.3 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.13	Trademark License Agreement, effective as of July 1, 2008, by and between J. Lindeberg AB and J. Lindeberg USA, LLC. Incorporated by referenced to Exhibit 10.4 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.14	Factoring Agreement, dated August 6, 2008, by and between J. Lindeberg USA, LLC and FTC Commercial Corp. Incorporated by referenced to Exhibit 10.5 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.15	Inventory Loan Facility Agreement, dated August 6, 2008, by and between J. Lindeberg USA, LLC and FTC Commercial Corp. Incorporated by referenced to Exhibit 10.6 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.16	Form of Guaranty entered into in favor of FTC Commercial Corp. Incorporated by referenced to Exhibit 10.7 to our Current Report on Form 8-K (dated August 6, 2008), filed on August 12, 2008.

10.17	Standard Office Lease, dated January 22, 2009, by and between 1212 Flower Real Estate, LLC and Sequential Brands Group, Inc. Incorporated by reference to Exhibit 10.37 to our Current Report on Form 10-K filed March 31, 2009.

10.18	Standard Industrial/Commercial Multi-Tenant Lease- Gross, dated January 22, 2009, by and between 1212 Flower Real Estate, LLC and Sequential Brands Group, Inc. Incorporated by reference to Exhibit 10.38 to our Current Report on Form 10-K filed March 31, 2009.

10.19	Addendum to Standard Industrial/Commercial Multi-Tenant Lease- Gross, dated January 22, 2009, by and between 1212 Flower Real Estate, LLC and Sequential Brands Group, Inc. Incorporated by reference to Exhibit 10.39 to our Current Report on Form 10-K filed March 31, 2009.

10.20	Amendment No. 1 to Factoring Agreement dated January 1, 2010 by and between FTC Commercial Corp. and William Rast Sourcing, LLC. Incorporated by reference to Exhibit 10.35 to our Current Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

10.21	Amendment No. 2 to Factoring Agreement dated January 1, 2010 by and between FTC Commercial Corp. and William Rast Sourcing, LLC. Incorporated by reference to Exhibit 10.36 to our Current Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

10.22	Asset Purchase Agreement entered into on August 13, 2010 by and among ECA Holdings II, LLC and New Media Retail Concepts, LLC and Sequential Brands Group, Inc. and its wholly-owned subsidiary Versatile Entertainment, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 10-Q filed November 12, 2010.

10.23	Form of Promissory Note entered into on August 13, 2010 by William Rast Licensing, LLC in favor of Mobility Special Situations I, LLC. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 10-Q filed November 12, 2010.

10.24	Borrower Security Agreement entered into on August 13, 2010 by William Rast Licensing, LLC in favor of Mobility Special Situations I, LLC. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 10-Q filed November 12, 2010.

10.25	Guarantor Security Agreement entered into on August 13, 2010 by Sequential Brands Group, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Mobility Special Situations I, LLC. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 10-Q filed November 12, 2010.

10.26	Guaranty entered into on August 13, 2010 by Sequential Brands Group, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Mobility Special Situations I, LLC. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 10-Q filed November 12, 2010.

10.27	APA Security Agreement entered into on August 13, 2010 by Sequential Brands Group, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Licensing, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of ECA Holdings II, LLC. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 10-Q filed November 12, 2010.

10.28	Factoring Agreement effective as of October 7, 2010 by and between Rosenthal & Rosenthal, Inc. and William Rast Sourcing, LLC. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed March 31, 2011.

10.29	Inventory Security Agreement effective as of October 7, 2010 by William Rast Sourcing, LLC in favor of Rosenthal & Rosenthal, Inc. Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed March 31, 2011.

10.30	Assignment Agreement effective as of October 7, 2010 by and between William Rast Licensing, LLC and Rosenthal & Rosenthal, Inc. Incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K filed March 31, 2011.

10.31	Form of Guarantee in favor of Rosenthal & Rosenthal. Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K filed March 31, 2011.

10.32	Consulting Agreement entered into on December 30, 2010 by and between Sequential Brands Group, Inc. and Darryn Barber. Incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed March 31, 2011.

10.33	Separation Agreement entered into as of December 30, 2010 by and between Darryn Barber, Sequential Brands Group, Inc. and its subsidiaries. Incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K filed March 31, 2011.

10.34	Amendment to Factoring Agreement entered into on February 2, 2011 by and between J. Lindeberg USA, LLC and FTC Commercial Corp. Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K filed March 31, 2011.

10.35	Consulting Agreement entered into on February 3, 2011 by and between Sequential Brands Group, Inc. and Thomas Nields. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed May 16, 2011.

10.36	Separation Agreement entered into as of February 3, 2011 by and between Thomas Nields, Sequential Brands Group, Inc. and its subsidiaries. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed May 16, 2011.

10.37	Asset Purchase Agreement dated June 24, 2011 by and between Monto Holdings (Pty) Ltd and People’s Liberation, Inc. and its wholly-owned subsidiary, Bella Rosa, LLC. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed August 18, 2011.

10.38	Form of Common Stock Purchase Warrant issued to Monto Holdings (Pty) Ltd. dated June 24, 2011. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed August 18, 2011.

10.39	Form of Promissory Note entered into on August 18, 2011 by William Rast Licensing, LLC in favor of Monto Holdings (Pty) Ltd. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.40	Borrower Security Agreement entered into on August 18, 2011 by William Rast Licensing, LLC in favor of Monto Holdings (Pty) Ltd. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.41	Guarantor Security Agreement entered into on August 18, 2011 by People’s Liberation, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Monto Holdings (Pty) Ltd. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.42	Guaranty entered into on August 18, 2011 by People’s Liberation, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Monto Holdings (Pty) Ltd. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.43	Form of Common Stock Purchase Warrant issued to Monto Holdings (Pty) Ltd. on August 18, 2011 by People’s Liberation, Inc. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.44	Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, effective as of October 1, 2011. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.45	Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC, effective as of October 1, 2011. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.46	Royalty Agreement by and among William Rast Sourcing, LLC, William Rast Licensing, LLC and Tennman WR-T, Inc. effective as of October 1, 2011. Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.47	Preemptive Rights and Board Nominee Agreement by and between People’s Liberation, Inc. and Tennman WR-T, Inc. effective as of October 1, 2011. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.48	Services Agreement by and between William Rast Licensing, LLC and Tennman Brands, LLC f/s/o Justin Timberlake effective as of October 1, 2011. Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.49	License Agreement by and between William Rast Sourcing, LLC and William Rast Licensing, LLC and JC Penney dated November 21, 2011. Incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K filed March 30, 2012.***

10.50	Employment Agreement by and between Andrea Sobel and Sequential Brands Group, Inc. dated December 14, 2011. Incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed March 30, 2012.**

10.51	Employment Agreement by and between Colin Dyne and Sequential Brands Group, Inc. dated December 14, 2011. Incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K filed March 30, 2012.**

10.52	Securities Purchase Agreement, dated February 2, 2012, between the Company and each purchaser identified on the signature page thereto. Incorporated by referenced to Exhibit 10.1 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.53	Form of Debenture. Incorporated by referenced to Exhibit 10.2 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.54	Form of Warrant. Incorporated by referenced to Exhibit 10.3 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.55	Stockholders Agreement dated February 22, 2012, by and among the Company, Colin Dyne, TCP WR Acquisition, LLC, and the other stockholders party thereto. Incorporated by referenced to Exhibit 10.4 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.56	Security Agreement, dated February 3, 2012, by and among the Company, certain subsidiaries of the Company and the holders of the Company’s Variable Rate Senior Secured Convertible Debentures signatory thereto. Incorporated by referenced to Exhibit 10.5 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.57	Subsidiary Guarantee, dated February 3, 2012, by and among certain subsidiaries of the Company in favor of the purchasers signatory to that certain Securities Purchase Agreement, dated February 2, 2012, between the Company and such purchasers. Incorporated by referenced to Exhibit 10.6 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

14.1	Sequential Brands Group, Inc. Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 10-KSB filed March 7, 2006.

21.1	Subsidiaries of Sequential Brands Group, Inc. Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed March 30, 2012.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on signature page).

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****

101.SCH	XBRL Taxonomy Extension Schema Document****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document****

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

