Form 10-Q/A
period 2012-03-31
SEQUENTIAL BRANDS GROUP, INC.
filed 2013-03-29
CIK 791770

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

Commission file number 0-16075

SEQUENTIAL BRANDS GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	86-0449546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1065 Avenue of Americas, Suite 1705
New York, NY 10018

(Address of principal executive offices) (Zip Code)

(646) 564-2577

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

As of May 15, 2012, the registrant had 2,400,171 shares of common stock, par value $.001 per share, issued and outstanding (as adjusted to reflect a 1-for-15 reverse stock split of the registrant’s common stock which took effect on September 11, 2012).

Explanatory Note

We are filing this Amended Quarterly report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and 2011 (the “Original Filing”) to amend and restate our unaudited consolidated financial statements and related disclosures for the three months ended March 31, 2012 and 2011, as discussed in Note 15 to the accompanying restated unaudited consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on May 15, 2012.

Background of the Restatement

Recognition of License Revenue

In the first quarter of 2013, management and the audit committee of our board of directors (the “Audit Committee”) determined that our accounting treatment pertaining to revenue recognition on certain of our license agreements should be modified. This change in accounting treatment resulted in a restatement of revenue, operating expenses, loss from continuing operations and loss attributable to common stockholders on the Company’s statement of operations and accounts receivable, deferred license revenue, accounts payable and accrued expenses, and accumulated deficit on its balance sheet, as of and for the three months ended March 31, 2012.

Valuation of Senior Secured Convertible Debentures

In the first quarter of 2013, an accounting review by management and the Audit Committee revealed that the accounting treatment relating to the valuation of our variable rate senior secured convertible debentures (the “Debentures) should be modified. Management initially concluded that the valuation date of the two closings of the transaction was on the same date, February 3, 2012. After further review, management determined that there should be two separate valuation dates, one for each of the closings, on February 3, 2012 and February 22, 2012, respectively. The change in the valuation date of the second closing created a beneficial conversion feature to the holders of the Debentures. This change in accounting treatment resulted in a restatement of non-cash interest expense, loss from continuing operations and loss attributable to common stockholders and basic and diluted loss per common share on our statements of operations and other assets, the Debentures, additional paid-in capital and accumulated deficit on our balance sheet, as of and for the three months ended March 31, 2012.

Revision to Notes to Condensed Consolidated Financial Statements (unaudited)

In the first quarter of 2013, as a result of a review by management and the Audit Committee, we concluded that the notes to the financial statements omitted certain required interim disclosures. As a result, we have amended the notes to our financial statements to include additional disclosures for intangible assets and fair value of financial instruments.

As a result of these non-cash adjustments, we have announced that the previously issued unaudited consolidated financial statements for the three month period ended March 31, 2012, the three and six month periods ended June 30, 2012, and the three and nine month periods ended September 30, 2012, in our Forms 10-Q for those respective periods should no longer be relied upon (collectively, the “Affected Periods”). This restatement reflects the appropriate current period correction for the quarter ended March 31, 2012.

This Form 10-Q/A amends and restates Item 1 of Part I, “Financial Statements”, Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 4 of Part I, “Controls and Procedures,” of the Original Filing, in each case, solely as a result of, and to reflect, the modifications made to the accounting treatment of certain items, as discussed above.  Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain the currently-dated certifications from the Company’s principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

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

2

SEQUENTIAL BRANDS GROUP, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENTIAL BRANDS GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(As restated)
	(see Note 15)
Assets

Current Assets:
Cash and cash equivalents	$9,804,590	$242,791
Restricted cash	35,289	35,268
Accounts receivable, license agreements	20,000	-
Prepaid expenses and other current assets	15,116	50,000
Current assets held for disposition from discontinued operations of wholesale business subsidiary	421,532	339,184
Current assets held for disposition from discontinued operations of retail subsidiary	48,955	60,883
Total current assets	10,345,482	728,126

Property and equipment, net of accumulated depreciation and amortization	256,884	300,049
Trademarks, net of accumulated amortization	383,259	391,575
Goodwill	428,572	428,572
Deferred financing costs, net and other assets	834,661	25,092
Long-term assets held for disposition from discontinued operations of wholesale business	8,500	54,160
Long-term assets held for disposition from discontinued operations of retail subsidiary	236,431	260,825
Total assets	$12,493,789	$2,188,399

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$958,421	$1,618,374
Deferred license revenue, current portion	844,387	1,325,500
Note payable to related parties	-	750,000
Note payable	-	1,000,000
Current liabilities held for disposition from discontinued operations of wholesale business	1,295,069	1,762,552
Current liabilities held for disposition from discontinued operations of retail subsidiary	243,535	403,805
Total current liabilities	3,341,412	6,860,231

Long-Term Liabilities:
Deferred license revenue, long-term portion	111,799	455,200
Deferred lease obligations held for disposition from discontinued operations of retail subsidiary	298,184	288,765
Senior secured convertible debentures	3,024,557	-
Total long-term liabilities	3,434,540	743,965
Total liabilities	6,775,952	7,604,196

Stockholders’ equity (deficit):
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; 14,500 shares issued and outstanding at March 31, 2012; no preferred shares issued or outstanding as of December 31, 2011	15	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 2,400,171 shares issued and outstanding at March 31, 2012 and December 31, 2011	2,400	2,400
Additional paid-in capital	13,935,003	2,372,367
Accumulated deficit	(8,219,581)	(7,790,564)
Total stockholders’ equity (deficit)	5,717,837	(5,415,797)
Total liabilities and stockholders’ (equity) deficit	$12,493,789	$2,188,399

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(As restated)
	(see Note 15)

Net revenue	$1,054,514	$-

Operating expenses	958,719	8,202

Income (loss) from operations	95,795	(8,202)

Interest expense, net	143,589	15,000

Loss before income taxes	(47,794)	(23,202)

Provision for income taxes	10,000	800

Loss from continuing operations	(57,794)	(24,002)

Discontinued Operations:
(Loss) income from discontinued operations of wholesale business	(215,958)	955,132
Loss from discontinued operations of retail subsidiary	(155,265)	(330,406)
Loss from discontinued operations of J. Lindeberg subsidiaries	-	(262,563)
(Loss) income from discontinued operations	(371,223)	362,163

Net (loss) income	(429,017)	338,161

Noncontrolling interest in continued operations	-	12,001
Noncontrolling interest in discontinued operations of wholesale business		1,264,178
Noncontrolling interest in discontinued operations of retail subsidiary	-	165,203
Noncontrolling interest in discontinued operations of J. Lindeberg subsidiaries	-	131,281
	-	1,572,663

Net (loss) income attributable to common stockholders	$(429,017)	$1,910,824

Basic and diluted income (loss) per share:
Continuing operations	(0.02)	(0.01)
Discontinued operations	(0.15)	0.81
Attributable to common stockholders	(0.17)	0.80
Basic and diluted weighted average common shares outstanding	2,400,171	2,400,171

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(As restated)
	(see Note 15)
Cash flows from operating activities:
Net (loss) income	$(429,017)	$338,161
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss from discontinued operations of J. Lindeberg subsidiaries	-	262,563
Loss (income) from discontinued operations of wholesale business	215,958	(955,132)
Loss from discontinued operations of retail subsidiary	155,265	330,406
Depreciation and amortization	45,032	68,427
Stock based compensation	937	18,552
Amortization of valuation discount and deferred financing costs	128,184	-
Loss on disposal of fixed assets	6,448	-
Changes in operating assets and liabilities:
Receivables	(20,000)		-
Prepaid expenses and other current assets	34,884	-
Other assets	(12,247)	-
Accounts payable and accrued expenses	(644,518)	-
Deferred license revenue	(824,514)	-
Income taxes payable	(10,447)	800
Net cash flows (used in) provided by operating activities from continuing operations	(1,354,035)	63,777
Net cash flows provided by operating activities from discontinued operations of J. Lindeberg subsidiaries	-	1,385,776
Net cash flows used in operating activities from discontinued operations of wholesale business	(720,129)	(1,516,457)
Net cash flows used in operating activities from discontinued operations of retail subsidiary	(269,794)	(195,986)
Net cash flows used in operating activities	(2,343,958)	(262,890)

Cash flows from investing activities:
(Increase) decrease in restricted cash	(21)	121,092
Acquisition of trademarks	-	(17,496)
Acquisition of property and equipment	-	(94,473)
Net cash flows (used in) provided by investing activities from continuing operations	(21)	9,123
Net cash flows used in investing activities from discontinued operations of J. Lindeberg subsidiaries	-	(9,213)
Net cash flows used in investing activities from discontinued operations of wholesale business	-	(2,518)
Net cash flows used in investing activities from discontinued operations of retail subsidiary	-	(1,350)
Net cash flows used in investing activities	(21)	(3,958)

Condensed Consolidated Statements of Cash Flows are continued on the following page.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Three Months Ended March 31,
	2012	2011
	(As restated)
	(see Note 15)
Cash flows from financing activities:
Repayment of note payable	$(1,000,000)	$-
Proceeds from senior secured convertible debentures	14,500,000	-
Deferred financing costs	(844,222)	-
Repayment of note payable to related parties	(750,000)	-
Net cash flows provided by financing activities from continuing operations	11,905,778	-

Net increase (decrease) in cash and cash equivalents	9,561,799	(266,848)
Cash and cash equivalents, beginning of period	242,791	1,184,743
Cash and cash equivalents, end of period	$9,804,590	$917,895

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$81,127	$47,870
Income taxes paid	23,047	28,885
Noncash financing transaction:
Fair value of warrants issued in financing transaction	4,214,857	-
Debt discount – beneficial conversion feature on senior secured convertible debentures	7,346,857	-

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of the management of Sequential Brands Group, Inc. (the “Company”) and subsidiaries are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Form 10-K/A for the year ended December 31, 2011.

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

Reverse Stock Split

On September 11, 2012, the Company effected a 1-for-15 reverse stock split of its common stock. As a result of the reverse stock split, every fifteen shares of common stock of the Company were combined into one share of common stock. Immediately after the September 11, 2012 effective date, the Company had approximately 2.4 million shares of common stock issued and outstanding. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

2.	Organization and Nature of Operations

Overview

Since the Company’s formation in 2005, the Company has been a designer, marketer and wholesale provider of branded apparel and apparel accessories. Commencing in July 2008, the Company implemented a retail strategy and opened retail stores to sell its branded products. In the second half of 2011, the Company decided to change its business model to focus on licensing and brand management. In connection with the change in the Company’s business model, the Company is presently winding down the wholesale distribution of its branded apparel and apparel accessories, liquidating its existing inventory and closing its remaining retail stores. The Company expects to complete its transition from a wholesale and retail company to a licensing and brand management company during the second or third quarter of 2012. To reflect the Company’s business transition, in March 2012, the Company’s corporate name was changed from People’s Liberation, Inc. to Sequential Brands Group, Inc. The Company’s wholesale and retail operations are referred to as “Historical Operations” in these notes to the Company’s condensed consolidated financial statements.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Historical Operations

Wholesale Operations

Since the Company’s inception in 2005 in the United States, the Company has distributed its William Rast branded merchandise and, through April 26, 2011, its J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com. In 2012, the Company decided to discontinue its wholesale operations completely. For the remainder of 2012, the Company will continue to sell William Rast and People’s Liberation branded apparel on a limited basis through its domestic wholesale operations in order to liquidate its existing inventory.

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

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business. As further described under Note 5 to the Company’s Consolidated Financial Statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T (“TWR”) as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by TWR, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to TWR.

William Rast Retail, LLC, a California limited liability company, was formed on August 26, 2009 and is a wholly-owned subsidiary of William Rast Sourcing. William Rast Retail was formed to operate the Company’s William Rast retail stores. The operations of William Rast Retail are shown as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

Structure of J. Lindeberg Business

Prior to its sale on April 26, 2011, the Company’s J. Lindeberg brand business was conducted through Bella Rose. From July 1, 2008 through April 26, 2011, J. Lindeberg USA, LLC was consolidated under Bella Rose and was owned 50% by Bella Rose and 50% by J. Lindeberg USA Corp. an entity owned by J. Lindeberg AB, a Swedish corporation. J. Lindeberg USA Retail, LLC, a California limited liability company, was formed on August 21, 2009 and is a wholly-owned subsidiary of J. Lindeberg USA. J. Lindeberg Retail was formed to operate the Company’s J. Lindeberg retail stores. The operations of J. Lindeberg are shown as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Fair Value Measurement

FASB ASC 820-10 – Fair Value Measurements and Disclosures (“ASC 820-10”) defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies to all other accounting pronouncements that require or permit fair value measurements.

The Company generally determines or calculates the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments while estimating for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

Assets and liabilities typically recorded at fair value on a non-recurring basis to which ASC 820-10 applies include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination, and
•	Long-lived assets measured at fair value due to an impairment assessment under ASC 360-15.

ASC820-10 requires that assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•	Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	Level 3 inputs are unobservable and are typically based on the Company’s own assumptions, including situations where there is little, if any, market activity. Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 classification. As a result, the unrealized gains and losses for assets within the Level 3 classification may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company classifies such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

As of March 31, 2012 and December 31, 2011, there are no assets or liabilities that are required to be measured at fair value on a recurring basis.

At March 31, 2012 and December 31, 2011, the Company determined that the carrying value of its Level 1 assets, consisting of cash and cash equivalents and restricted cash, approximated fair value. At March 31, 2012 and December 31, 2011, the Company determined that the carrying value of its Level 2 assets, consisting of accounts receivable and accounts payable, approximated fair value. At March 31, 2012 and December 31, 2011, the Company determined that the carrying value of its Level 3 assets, consisting of notes payable and notes payable to related party approximated fair value. The fair value of the senior secured subordinated debentures was approximately $13,918,000 at March 31, 2012.

The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities. The remaining financial assets and liabilities that are only disclosed at fair value are comprised of convertible debentures, notes payable and notes payable to related parties. The Company estimated the fair value of its convertible debentures by performing discounted cash flow analyses using an appropriate market discount rate. The Company calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of our debt adding an appropriate credit spreads derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

For purposes of this fair value disclosure, the Company based its fair value estimate for notes payable and notes payable to related party on an internal valuation whereby the Company applies the discounted cash flow method to its expected cash flow payments due under these debt agreements based on market interest rate quotes as of March 31, 2012 and December 31, 2011 for debt with similar risk characteristics and maturities.

Earnings Per Share (Restated)

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted income (loss) per share calculation gives effect to all potentially dilutive common shares outstanding during the year using the treasury stock method for warrants and options.

Warrants representing 2,217,428 shares of common stock at exercise prices ranging from $1.20 to $7.50 per share, stock options representing 451,467 shares of common stock at exercise prices ranging from $2.25 to $18.75 per share and convertible debentures representing 5,523,809 shares at an exercise price of $2.63 per share were outstanding as of March 31, 2012, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the three months ended March 31, 2012 because the effect of including these shares would have been antidilutive.

Warrants representing 29,333 shares of common stock at exercise prices ranging from $6.00 to $7.50 per share and stock options representing 572,667 shares of common stock at exercise prices ranging from $2.25 to $18.75 per share were outstanding as of March 31, 2011, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share because the average trading price of the Company’s common shares during the period was lower than the exercise price of any of outstanding equity instruments, and therefore were antidilutive.

Customer and Supplier Concentrations (Restated)

During the three months ended March 31, 2012, two customers comprised greater than 10% of the Company’s net revenue. Revenue derived from these customers amounted to 78.8% and 14.2%, respectively, for the three months ended March 31, 2012. During the three months ended March 31, 2011, one customer comprised 14.7% of net revenue. At March 31, 2012, there were no amounts due from these customers. At March 31, 2011, the majority of receivables due from this customer were sold to the factor and were included in the due to factor balance.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three months ended March 31, 2011, the Company purchased all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of the Company’s former subsidiary, J. Lindeberg USA. Total purchases from J. Lindeberg AB for the three months ended March 31, 2011 amounted to approximately $1.7 million.

Off Balance Sheet Risk and Contingencies

The Company is subject to certain legal proceedings and claims arising in connection with its business (see Note 14).

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

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

4.	Trademarks

Trademarks are summarized as follows:

	March 31, 2012	December 31, 2011
Trademarks, at cost	$499,298	$499,298
Less: accumulated amortization	(116,039)	(107,723)
	$383,259	$391,575

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future annual estimated amortization expense is summarized as follows:

Years Ending December 31:
2012 (nine months)	$24,948
2013	33,264
2014	33,264
2015	33,264
2016	33,264
2017	33,264
Thereafter	191,991
$383,259

The Company’s trademarks have a definite life and are amortized on a straight-line basis over their estimated useful lives of 15 years. Amortization expense amounted to $8,316 and $8,172 for the three months ended March 31, 2012 and 2011, respectively.

5.	William Rast Ownership Recapitalization (Restated)

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business. The recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing, LLC (“WRS”) and William Rast Licensing, LLC (“WRL”) in exchange for certain royalties to be paid to Tennman WR-T (“TWR”) as well as other consideration.

As a result of the recapitalization, both WRS and WRL are now owned 82% by Bella Rose and 18% by TWR, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of WRS or WRL that is not paid to TWR. In connection with the ownership recapitalization, TWR, WRS and WRL entered into a Royalty Agreement. Pursuant to the Royalty Agreement, WRS is obligated to pay TWR a royalty in the amount of 5.0% of its wholesale net sales, plus 2.5% of its retail net sales and 25.0% of its sublicensee gross consideration during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that WRS pays a liquidating payment to TWR or (ii) the date that TWR or any of its affiliates no longer owns Class B membership interests in WRS. During the term of the agreement, WRS is obligated to pay TWR a guaranteed minimum royalty of $200,000 for the calendar year ended December 31, 2011 and $400,000 for each calendar year thereafter. The Royalty Agreement also provides that WRL shall pay to TWR an amount equal to 50.0% of all gross receipts of WRL in respect of royalties or other compensation earned with respect to the license by WRL of rights to the William Rast mark, subject to certain offsets, during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that WRL pays a liquidating payment to TWR or (ii) the date that TWR or any of its affiliates no longer owns Class B membership interests in WRL. During the three months ended March 31, 2012, the Company recorded approximately $248,000 in royalty expense related to royalties due under the Royalty Agreement.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Charlotte Russe Litigation

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

7.	License Agreements (Restated)

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and design fees and additional revenues based on a percentage of defined sales. Minimum royalty and design fee revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Payments received as consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheet under the caption of “Deferred License Revenue.” Revenue is not recognized unless collectability is reasonably assured. For the three months ended March 31, 2012, the Company recorded total license revenue related to its license agreements of approximately $1.1 million. There was no license revenue earned during the three months ended March 31, 2011. Deferred revenue as of March 31, 2012 amounted to approximately $956,000.

Future annual minimum royalty and design fee revenue is summarized as follows:

Years Ending December 31,
2012 (nine months)	$3,571,097
2013	5,441,548
2014	5,176,667
2015	4,690,417
2016	392,917
Thereafter	-
$19,272,646

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

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

8.	Discontinued Operations of Wholesale Business

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

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes certain selected components of the discontinued operations of the Company’s wholesale business for the periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Net Revenue	$444,726	$1,837,076

Net (loss) income	$(215,958)	$955,132
Noncontrolling interest	$-	$1,264,178

Net (loss) income attributable to discontinued operations	$(215,958)	$2,219,310

Basic and diluted (loss) income per share from discontinued operations	$(0.09)	$0.92

The following table summarizes certain selected components of the discontinued operations of the Company’s wholesale business as of March 31, 2012 and December 31, 2011, the periods covered by this report:

	March 31, 2012	December 31, 2011
Current assets	$421,532	$339,184
Long-term assets	$8,500	$54,160
Current liabilities	$1,295,069	$1,762,552

9.	Discontinued Operations of Retail Subsidiary

In the second half of 2011, the Company’s Board of Directors decided to transition the Company’s business from a wholesale and retail provider of branded apparel and apparel accessories to a brand management and licensing business. As a result, the Company’s retail operations included in the Company’s subsidiary, William Rast Retail, LLC, which consisted of four retail stores, were discontinued. As of March 31, 2012, the Company had closed two of its retail stores and the remaining two stores are expected to be closed in the second and third quarters of 2012.

The closing of the Company’s retail stores has been accounted for as a discontinued operation and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and cash flows have been adjusted to conform to this presentation.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes certain selected components of the discontinued operations of William Rast Retail for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Net Revenue	$265,184	$477,364

Net loss	$(155,265)	$(330,406)
Noncontrolling interest	$-	$165,203
Net loss attributable to discontinued operations	$(155,265)	$(165,203)

Basic and diluted loss per share from discontinued operations	$(0.06)	$(0.07)

The following table summarizes certain selected components of the discontinued operations of William Rast Retail as of March 31, 2012 and December 31, 2011, the periods covered by this report:

	March 31, 2012	December 31, 2011
Current assets	$48,955	$60,883
Long-term assets	$236,431	$260,825
Current liabilities	$243,535	$403,805
Long-term liabilities	$298,184	$288,765

As a result of the expected closure of the Company’s two remaining retail stores and other costs to be incurred in future periods related to the winding down of William Rast Retail’s operations, the Company expects to incur additional expenses for the remainder of 2012 ranging from $350,000 to $450,000. The expected losses include costs to close the Company’s stores, store rent, lease termination settlements and fees, fixed asset write-offs, employee severance costs, litigation costs, if any, and related professional fees. The Company recognizes costs incurred to close its retail stores upon the “cease use date” of the retail store.

10.	Discontinued Operations of J. Lindberg USA, LLC Subsidiaries

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

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes certain selected components of the discontinued operations of J. Lindeberg USA for the three months ended March 31, 2011:

Net Revenue	$2,641,474

Net loss	$(262,563)
Noncontrolling interest	$131,281

Net loss attributable to discontinued operations	$(131,282)

Basic and diluted loss per share from discontinued operations	$(0.05)

11.	Stock Based Compensation

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

On September 11, 2012, the Company effected a 1-for-15 reverse stock split of its common stock as further described in Note 1. As a result of the reverse stock split, every fifteen shares of common stock of the Company were combined into one share of common stock. The number of shares and exercise price of outstanding stock options and warrants are presented below after giving retroactive effect to the reverse stock split that occurred on September 11, 2012.

The Company recognizes stock-based compensation costs on a straight-line basis over the vesting period of each award, which is generally between one to four years.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2012, the Company did not grant any options. During the three months ended March 31, 2011, the Company granted 68,667 options to employees and an officer within the Plan at an exercise price of $2.25 and 333,333 options to two employees and an officer outside the Plan, also at an exercise price of $2.25. Plan options to purchase 176,481 and 166,926 shares were exercisable as of March 31, 2012 and 2011, respectively. Options granted outside the Plan to purchase 200,000 shares were exercisable as of March 31, 2012 and 2011. Total stock based compensation expense for the three months ended March 31, 2012 and 2011 was approximately $1,000 and $19,000, respectively. There were no stock options or warrants exercised during the three months ended March 31, 2012 and 2011.

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

Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

The following table summarizes the activity within the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2012	251,467	6.30
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding – March 31, 2012	251,467	$6.30

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the changes in the Company’s unvested stock options within the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2012	85,139	0.15
Granted	-	-
Vested	(10,153)	(0.15)
Forfeited	-	-

Unvested stock options – March 31, 2012	74,986	$0.15

The following table summarizes the activity outside of the Plan:

	Number of Shares	Weighted Average Exercise Price
Options outstanding – January 1, 2012	200,000	2.25
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding – March 31, 2012 (fully vested)	200,000	$2.25

Additional information relating to stock options outstanding and exercisable at March 31, 2012, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$2.25	(options)	252,000	8.9	$2.25	224,049	$2.25
$3.00	(options)	56,867	9.5	$3.00	9,887	$3.00
$4.50	(options)	2,000	6.3	$4.50	2,000	$4.50
$4.65	(options)	1,600	5.3	$4.65	1,600	$4.65
$5.70	(options)	16,000	5.4	$5.70	16,000	$5.70
$6.00	(options)	30,000	6.3	$6.00	30,000	$6.00
$6.90	(options)	25,667	5.3	$6.90	25,667	$6.90
$7.50	(options)	38,000	5.7	$7.50	37,945	$7.50
$18.75	(options)	29,333	4.3	$18.75	29,333	$18.75

		451,467	7.9	$4.50	376,481	$4.50

As of March 31, 2012, there were 176,481 of vested stock options within the Plan and 200,000 of vested options outside the Plan. As of March 31, 2012, there was approximately $6,000 of total unrecognized compensation expense related to share-based compensation arrangements granted within the Plan. The cost is expected to be recognized on a weighted-average basis over the next three years. There was no unrecognized compensation expense related to share-based compensation arrangements granted outside the Plan as of March 31, 2012. The aggregate intrinsic value of stock options outstanding was approximately $886,000 at March 31, 2012. The aggregate intrinsic value of stock options outstanding was zero at March 31, 2011 as the market value of the options was lower than the exercise value.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warrants

The following table summarizes the Company’s outstanding warrants:

	Number of Shares	Weighted Average Exercise Price

Warrants outstanding – January 1, 2012	1,112,666	1.80
Granted	1,104,762	2.63
Exercised	-	-
Forfeited	-	-

Warrants outstanding – March 31, 2012 (fully vested)	2,217,428	$2.25

Additional information relating to warrants outstanding and exercisable at March 31, 2012, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$1.20	(warrants)	833,333	4.4	$1.20	833,333	$1.20
$2.63	(warrants)	1,104,762	4.9	$2.63	1,104,762	$2.63
$3.00	(warrants)	250,000	4.3	$3.00	250,000	$3.00
$6.00	(warrants)	10,000	0.6	$6.00	10,000	$6.00
$7.50	(warrants)	19,333	0.7	$7.50	19,333	$7.50

		2,217,428	4.5	$2.25	2,217,428	$2.25

The aggregate intrinsic value of warrants outstanding was approximately $6.8 million at March 31, 2012. The aggregate intrinsic value of warrants outstanding was zero at March 31, 2011 as the market value of the warrants was lower than the exercise value.

12.	Securities Purchase Agreement and Repayment of Indebtedness (Restated)

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

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the terms of the Purchase Agreement, the Company sold $14,500,000 in principal amount of Variable Rate Senior Secured Convertible Debentures (the “Debentures”), convertible into shares of the Company’s common stock, $0.001 par value per share (“Common Stock”), at an initial conversion price of $2.63 per share (the “Conversion Price”). The Debentures have an interest rate of the one month LIBOR rate, and in the event payment on the Debentures is accelerated as a result of an event of default, the rate of interest will increase to the lesser of 18% per annum or the maximum amount permitted under applicable law. Interest on the Debentures is payable, at the Company’s option, in cash or in Common Stock upon conversion of a Debenture (with respect to the principal amount then being converted) and on their maturity date. The Debentures are payable on or before January 31, 2015 and a Debenture may not be prepaid without the consent of the holder of the Debenture.

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

In connection with the sale of the Debentures, the Company issued to TCP warrants to purchase 1,104,762 shares of the Company’s Common Stock (the “Warrants”). The Warrants are exercisable immediately after issuance and have a term of five years. The Warrants may be exercised at an initial exercise price per share of $2.63, which is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The warrants were valued at approximately $4.2 million using the Black-Scholes pricing model and recorded as a valuation discount to the Debentures. The assumptions the Company used as inputs to the Black-Scholes pricing model for the valuation of the warrants included a dividend yield of zero, a risk-free interest rate of 1.4%, expected term of five years and an expected volatility of 64%.

Also in connection with the sale of the Debentures, the Company agreed to issued one share of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), for every $1,000 of principal amount of Debentures purchased by TCP. The Series A Preferred Stock is designed to give holders of the Debentures certain voting rights while the Debentures remain outstanding and each share of Series A Preferred Stock is entitle to vote 381 votes. The Series A Preferred Stock will be redeemed on the conversion or repayment of the Debentures for a nominal amount.

The Company has recorded a valuation discount of approximately $7.3 million related to the beneficial conversion feature of the Debentures. The Company also recorded deferred financing costs of approximately $844,000, included in other assets, related to legal and other fees associated with the financing. The valuation discount and deferred financing costs are being amortized to interest expense over the term of the Debentures based upon the effective interest method. The unamortized amount of the valuation discount has been presented as an offset to the face amount of the Debentures in the Company’s consolidated balance sheet. Included in interest expense for the three months ended March 31, 2012 is approximately $128,000 of amortization related to the valuation discount and deferred financing costs.

The components of the Senior Secured Convertible Notes as of March 31, 2012 are as follows:

Face value of the senior secured convertible notes	$14,500,000
Valuation discount	(11,480,430)
Accrued interest	4,987
$3,024,557

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Other terms

The Purchase Agreement provides TCP with piggyback registration rights with respect to TCP’s shares of common stock, requires the Company to seek approval from its stockholders to amend the Company’s certificate of incorporation to increase the authorized number of shares of the Company’s Common Stock to at least 300 million, requires the Company to pay TCP a fee of $362,500 plus all legal and other fees and expenses incurred by TCP in connection with the Purchase Agreement, and requires the Company to pay TCP an annual monitoring fee of $250,000 so long as TCP has the right under the Stockholders Agreement to nominate one or more directors to the Company’s Board.

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

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

15.	Restatement of Financial Statements

Recognition of License Revenue

In the first quarter of 2013, management and the audit committee of the Company’s board of directors (the “Audit Committe”) determined that the Company’s accounting treatment pertaining to revenue recognition on certain of its license agreements should be modified. This change in accounting treatment resulted in a restatement of revenue, operating expenses, loss from continuing operations and loss attributable to common stockholders on the Company’s statement of operations and accounts receivable, deferred license revenue, accounts payable and accrued expenses, and accumulated deficit on its balance sheet, as of and for the three months ended March 31, 2012.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Valuation of Senior Secured Convertible Debentures

In the first quarter of 2013, an accounting review by management and the Audit Committee revealed that the Company’s accounting treatment relating to the valuation of its variable rate senior secured convertible debentures (the “Debentures”) should be modified. Management initially concluded that the valuation date of the two closings of the transaction was on the same date, February 3, 2012. After further review, management determined that there should be two separate valuation dates, one for each of the closings, on February 3, 2012 and February 22, 2012, respectively. The change in the valuation date of the second closing created a beneficial conversion feature to the holders of the Debentures. This change in accounting treatment resulted in a restatement of non-cash interest expense, loss from continuing operations and loss attributable to common stockholders and basic and diluted loss per common share on the Company’s statements of operations and other assets, the Debentures, additional paid-in capital and accumulated deficit on its balance sheet, as of and for the three months ended March 31, 2012.

Revision to Notes to Condensed Consolidated Financial Statements (unaudited)

In the first quarter of 2013, as a result of a review by management and the Audit Committee, the Company concluded that the notes to the financial statements omitted certain required interim disclosures. As a result, the Company has amended the notes to its financial statements to include additional disclosures for intangible assets and fair value of financial instruments.

The cumulative effect of restating the March 31, 2012 balance sheet presented in this Form 10-Q/A was an increase in accounts receivable of approximately $20,000, an increase in other assets of approximately $800,000, a decrease in accounts payable and accrued expenses of approximately $80,000, an increase in deferred license revenue of approximately $338,000, a decrease in senior secured convertible debentures of approximately $10.4 million, an increase in additional paid-in capital of $11.3 million and an increase in the accumulated deficit of approximately $304,000.

The cumulative effect of restating the March 31, 2012 statement of cash flows presented in this Form 10-Q/A was an increase in net loss of approximately $304,000, an increase in amortization of valuation discount and deferred financing costs of approximately $65,000, a decrease in cash flows from receivables of $20,000, a decrease in cash flows from accounts payable and accrued expenses of approximately $80,000, and an increase in cash flows from deferred license revenues of approximately $338,000, thereby resulting in no net change of cash used in operating activities.   The restatement has no impact on cash flows from investing or financing activities.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the effects of the restatement as of and for the three months ended March 31, 2012 are as follows:

Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated	Notes
Accounts receivable, license agreements	$-	$20,000	$20,000	1
Total current assets	10,325,482	20,000	10,345,482
Other assets	37,339	797,322	834,661	2

Total assets	$11,676,467	$817,322	$12,493,789

Accounts payable and accrued expenses	$1,037,926	$(79,505)	$958,421	1
Deferred license revenue, current portion	506,368	338,019	844,387	1
Total current liabilities	3,082,898	258,514	3,341,412
Senior secured convertible debentures	13,438,119	(10,413,562)	3,024,557	2

Total liabilities	16,931,000	(10,155,048)	6,775,952

Common stock	36,002	(33,602)	2,400	3
Additional paid-in capital	2,625,090	11,309,913	13,935,003	2,3
Accumulated deficit	(7,915,640)	(303,941)	(8,219,581)	1,2
Total stockholders’ deficiency (equity)	(5,254,533)	10,972,370	5,717,837

Total liabilities and stockholders’ deficiency (equity)	$11,676,467	$817,322	$12,493,789

Consolidated Statement of Operations	As Previously Reported	Adjustments	As Restated	Notes

Net revenue	$1,372,533	(318,019)	$1,054,514	1
Operating expenses	1,038,224	(79,505)	958,719	1
Income (loss) from operations	334,309	(238,514)	95,795
Interest expense, net	78,162	65,427	143,589	2
Income (loss) before income taxes	256,147	(303,941)	(47,794)
Provision for income taxes	10,000	-	10,000
Income (loss) from continuing operations	246,147	(303,941)	(57,794)
Net loss	$(125,076)	(303,941)	$(429,017)

Basic and diluted income (loss) per share:
Continuing operations	$0.10		$(0.02)
Discontinued operations	$(0.15)		$(0.15)
Attributable to common stockholders	$(0.05)		$(0.17)
Basic and diluted weighted average common shares outstanding	2,400,171		2,400,171	3

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Restated	Notes
Cash flows from operating activities:
Net loss	$(125,076)	$(303,941)	$(429,017)	1,2
Amortization of valuation discount and deferred financing costs	62,757	65,427	128,184	2
Receivables	-	(20,000)	(20,000)	1
Accounts payable and accrued expenses	(565,013)	(79,505)	(644,518)	1
Deferred license revenue	(1,162,533)	338,019	(824,514)	1

Net cash flows used in operating activities	(2,343,958)	-	(2,343,958)

Supplemental disclosures of cash flow information:
Fair value of warrants issued in financing transaction	$285,388	$3,929,469	$4,214,857	2
Debt discount – beneficial conversion feature on senior secured convertible debentures	$-	$7,346,857	$7,346,857	2

Notes:

1 - Adjustment to recognize license revenue on a straight-line basis over the term of each contract year.

2 - Adjustment to recognize valuation discount, deferred financing costs and related interest expense on Debentures.

3 - Adjustment to reflect 1-for-15 reverse stock split effective September 11, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this Quarterly Report on Form 10-Q/A (this “Quarterly Report”) is intended to update the information contained in our Annual Report on Form 10-K/A for the year ended December 31, 2011 (our “2011 Annual Report”) and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in our 2011 Annual Report. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Quarterly Report.

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

Restatement of Financial Statements

The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2012 have been restated as a result of adjustments related to the recognition of license revenue and the valuation of our senior secured convertible debentures as further described in Note 15 to our condensed consolidated financial statements. The following information presented below has been revised accordingly to reflect the restatement adjustments.

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

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of our allowance for uncollectible accounts receivable and contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Accounts Receivable. Accounts receivable are evaluated on a continual basis and allowances are provided for potentially uncollectible accounts based on management’s estimate of the collectability of customer accounts. Accounts receivable are also evaluated on a continual basis and allowances are provided for anticipated returns, discounts and chargebacks based on management’s estimate of the collectability of customer accounts and historical return, discount and other chargeback rates. If the financial condition of a customer were to deteriorate, resulting in an impairment of its ability to make payments, an additional allowance may be required. Allowance adjustments are charged to operations in the period in which the facts that give rise to the adjustments become known.

Goodwill and Intangible Assets. Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment on an annual basis as of December 31, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented. Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

Revenue Recognition. We have entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Payments received as consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheet as deferred license revenue. License revenue is not recognized unless collectability is reasonably assured. Wholesale revenue is recognized when merchandise is shipped to a customer, at which point title transfers to the customer, and when collection is reasonably assured. Customers are not given extended terms or dating or return rights without proper prior authorization. Revenue is recorded net of estimated returns, charge backs and markdowns based upon management’s estimates and historical experience. Website revenue is recognized when merchandise is shipped to a customer and when collection is reasonably assured. Retail revenue is recognized on the date of purchase from our retail stores. Advertising revenue received under sponsorship agreements is recorded in the period in which the event to which the advertising rights were granted occurred. Design revenue received under design and license agreements is recorded in the period in which the design services are provided to the licensee.

Deferred Tax Assets and Valuation Allowance. Deferred taxes are recorded for the difference between the financial statement and tax basis of the Company’s assets and liabilities and net operating loss carryforwards. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. U.S. income taxes are not provided on the undistributed earnings of foreign subsidiaries as they are considered to be permanently reinvested.

The Company’s ability to utilize net operating loss carryforwards may be subject to certain limitations in the event of a change in ownership. In addition, the ability of the Company to ultimately realize its deferred tax assets will be contingent upon the Company achieving taxable income. There is no assurance that this will occur in amounts sufficient to utilize the deferred tax assets. Accordingly, a valuation allowance has been recorded to offset deferred tax assets. Should we determine that we would be able to realize the deferred tax assets in the future in excess of the recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

Reserve for Closed Facilities. We maintain a reserve for future rental obligations, carrying costs, and other closing costs related to closed facilities. In accordance with ASC 420, Exit or Disposal Cost Obligations, we recognize exit costs for any store closures at the time the store is closed. Such costs are recorded within the discontinued operations line item on our condensed consolidated statements of operations.

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

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(As restated)
Net revenue	100.0%	-%
Operating expenses	90.9%	-%
Operating income (loss)	9.1%	-%

Comparison of the three months ended March 31, 2012 and the three months ended March 31, 2011 from continuing operations

Net Revenue

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change
	(As restated)
Net Revenue	$1,054,514	$-	N/A

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

Operating Expenses

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change
	(As restated)

Operating expenses	$958,719	$8,202	11588.8%

Operating expenses from continuing operations for the three months ended March 31, 2012 and 2011 primarily related to salaries, royalties, professional fees, facility costs, marketing expenses and depreciation and amortization. The increase in operating expenses from continuing operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due to our increase in license agreements and related revenue during the three months ended March 31, 2012. We had one direct-to-retail and three traditional wholesale license agreements during the first quarter of 2012, compared to one traditional wholesale license agreement during the first quarter of 2011. Included in operating expenses from continuing operations for the three months ended March 31, 2012 is approximately $226,000 in royalties due to the minority interest member of our William Rast subsidiaries, Tennman WR-T, under the terms of our royalty agreement related to license revenue earned from license agreements of our William Rast brand. Also included in operating expenses from continuing operations for the three months ended March 31, 2012, is approximately $65,000 of nonrecurring expenses and approximately $172,000 of professional fees related to our 2011 year-end audit.

Interest Expense, net

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change
	(As restated)
Interest Expense, net	$143,589	$15,000	857.3%

Interest expense from continuing operations during the three months ended March 31, 2012 resulted primarily from interest due at rates of 7% and 8% on our promissory notes payable in the aggregate principal amount of $1.75 million through the date of their repayment on February 3, 2012, interest at a rate of LIBOR on our $14.5 million Senior Secured Convertible Debentures and interest related to the accretion of the valuation discount and amortization of deferred financing costs associated with our Senior Secured Convertible Debentures amounting to approximately $144,000 during the three months ended March 31, 2012. Interest expense from continuing operations during the three months ended March 31, 2011 resulted primarily from interest due at a rate of 8% on our promissory note payable to related parties amounting to $750,000. The increase in interest expense from the first quarter of 2012 compared to the first quarter of 2011 is due primarily to the accretion of valuation discount, amortization of deferred financing costs and an increase in borrowings during the period.

Provision for Income Taxes

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change
	(As restated)
Provision for Income Taxes	$10,000	$800	1150.0%

The provision for income taxes from continuing operations for the three months ended March 31, 2012 and 2011 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated Federal and state taxes due at statutory effected tax rates, if any. As of March 31, 2012, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses. As of December 31, 2011, total net operating losses available to carry forward to future periods amounted to approximately $11.5 million. The increase in the provision for income taxes from continuing operations recorded for the three months ended March 31, 2012, compared to the three months ended March 31, 2011 resulted from an increase in gross receipts tax related to an increase in revenue during the period.

Net Income (Loss) from Continuing Operations

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change
	(As restated)
Net loss from continuing operations	$(57,794)	$(24,002)	140.8%

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
	(As restated)
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

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business. As further described under Note 4 to our condensed consolidated financial statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T (“TWR”) as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by TWR and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to TWR.

Discontinued Operations of Wholesale Business

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change
	(As restated)
(Loss) income from discontinued operations	$(215,958)	$955,132	(122.6)%
Noncontrolling interest in discontinued operations	-	1,264,178	(100.0)%
	$(215,958)	$2,219,310	(109.7)%

Net (loss) income from discontinued operations of our wholesale business for the three months ended March 31, 2012 and 2011 represents the results of operations of our People’s Liberation and William Rast wholesale business. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary were discontinued. In 2012, we also decided to discontinue our wholesale operations completely. For the remainder of 2012, we will continue to sell William Rast and People’s Liberation branded apparel on a limited basis through our domestic wholesale operations in order to liquidate our existing inventory. The decrease in income from discontinued operations of our wholesale business in the first quarter of 2012 from the first quarter of 2011 was due primarily to non-recurring income received in the settlement of our litigation with Charlotte Russe during the first quarter of 2011 and decreased revenue received in the first quarter of 2012, offset by decreased operating expenses during the first quarter of 2012.

Discontinued Operations of Retail Subsidiary

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change
	(As restated)

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
	(As restated)

Net loss from discontinued operations	$-	$(262,563)	100.0%
Noncontrolling interest in discontinued operations	-	131,281	(100.0)%
	$-	$(131,282)	100.0)

Net loss from discontinued operations of J. Lindeberg Subsidiaries for the three months ended March 31, 2011 represents the results of operations of our J. Lindeberg subsidiaries during the period. We sold our 50% member interest in J. Lindeberg, USA on April 26, 2011. The gain on the sale of member interest in subsidiary was recorded in the second quarter of 2011 and is further described in Note 10 to the consolidated financial statements included elsewhere in this report.

Net (Loss) Income Attributable to Common Stockholders

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Percent Change
	(As restated)
Net (loss) income attributable to common stockholders	$(429,017)	$1,910,824	(122.5)%

The net loss attributable to common stockholders for the three months ended March 31, 2012 compared to net income attributable to common stockholders for the three months ended March 31, 2011 is due primarily to income received in the settlement of our litigation with Charlotte Russe and noncontrolling interest recorded during the first quarter of 2011, and a decrease in income from discontinued operations in the first quarter of 2012, offset by an increased in income from continuing operations during the first quarter of 2012, as discussed above.

Liquidity and Capital Resources

As of March 31, 2012, our continuing operations had cash and cash equivalents of approximately $9.8 million and a working capital balance of approximately $8.0 million. As of March 31, 2011, our continuing operations had cash and cash equivalents of approximately $0.9 million, and a working capital balance of approximately $682,000, and approximately $1.0 million of availability from our factors. As of March 31, 2011, net advances from our factors totaled approximately $1.9 million.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the three months ended March 31, 2012 and 2011 are summarized in the following table:

	Three Months Ended March 31,
	2012	2011
	(As restated)
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

Investing Activities

Net cash used in investing activities from continuing operations was approximately zero for the three months ended March 31, 2012 and net cash provided by investing activities from continuing operations was approximately $9,000 for the three months ended March 31, 2011. Net cash provided by investing activities from continuing operations for the three months ended March 31, 2011 consisted primarily of a decrease in restricted cash, offset by capital expenditures related to property and equipment, and trademarks.

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

Cash Received from our Settlement with Charlotte Russe

On February 3, 2011 we (along with the other parties to the litigation) settled our litigation with Charlotte Russe Holding, Inc. Pursuant to the settlement, we received $3.5 million, after the distribution of amounts owed under the terms of an asset purchase agreement entered into by us with two related parties pursuant to which we sold 50% of the net proceeds, after contingent legal fees and expenses, that may be received by us as a result of the litigation, and the payment of legal fees and expenses. We also received proceeds of $750,000 in the third quarter of 2010 relating to the litigation in connection with the asset purchase agreement, for total proceeds related to the litigation of $4.3 million. The settlement included the dismissal with prejudice of all claims pending between the parties as well as mutual releases, without any admission of liability or wrongdoing by any of the parties to the actions.

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

Future Capital Requirements

We believe the cash received from our senior secured convertible debentures will be sufficient to meet our capital requirements for the next twelve months, as they relate to our current operations and our growth strategies in the near term. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at March 31, 2012 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$5,986,648	$780,071	$2,399,566	$1,479,087	$1,327,924
Minimum royalties due	2,400,000	400,000	1,200,000	800,000	*
Senior secured convertible debentures	14,500,000	-	14,500,000	-	-
Total	$22,886,486	$1,180,071	$18,099,566	$2,279,087	$1,327,924

*	Pursuant to the royalty agreement between WRS, WRL and TWR, as discussed in Note 5 to the condensed consolidated financial statements, WRS is obligated to pay TWR a guaranteed minimum royalty of $400,000 per calendar year, with such payments continuing until the earlier of (i) the date that WRL pays a liquidating payment to TWR or (ii) the date that TWR or anyaffiliates no longer owns Class B membership interests in WRL.

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

Factored accounts receivable may subject us to off-balance sheet risk. We sold the majority of our trade accounts receivable to our factor and were contingently liable to the factor for merchandise disputes, other customer claims and invoices that were not credit approved by the factors. From time to time, our factor also issued letters of credit and vendor guarantees on our behalf. There were no outstanding letters of credit or vendor guarantees as of March 31, 2012 and December 31, 2011. There was no ledger debt (payables to suppliers that use the same factor as the Company) as of March 31, 2012 and December 31, 2011.

Recent Accounting Pronouncements

See Note 3 to Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2012, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures at the time of the Original Filing, our former Chief Executive Officer/Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of March 31, 2012. In connection with the hiring of our current Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures were reevaluated. In connection with this evaluation, management identified a material weakness in our internal controls as of March 31, 2012. Specifically, the lack of technical resources to apply accounting requirements as they relate to non-routine and highly complex transactions, resulted in restatements to our financial statements as previously filed on Form 10-Q for the periods ended March 31, June 30 and September 30, 2012. The adjustments in this Form 10-Q/A relate to the recognition of license revenue and the valuation of our senior secured convertible debentures. Based on this material weakness, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness associated with the financial reporting relating to the recognition of license revenue and the valuation of our senior secured convertible debentures discussed above was subsequently identified and resulted in the initiation of remediation activities subsequent to the original filing of the March 31, 2012 Form 10-Q.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness and enhance our internal control over financial reporting. The following actions, which we believe will remediate the material weakness in internal control over financial reporting, were completed as of the date of this filing:

•	We retained management and accounting personnel with the appropriate level of knowledge, skills and experience in financial accounting and reporting;

•	Our finance team has examined significant accounts and improved related account reconciliations; and

•	Our finance team changed its monitoring practices concerning the review of significant accounts and transactions and related financial results and reporting.

We are committed to a strong internal control environment and will continue to review the effectiveness of our internal controls over financial reporting and other disclosure controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures.

PART II
OTHER INFORMATION

Item 1	Legal Proceedings

We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, other than as described in Note 14 of the accompanying condensed consolidated financial statements, which description is incorporated herein by reference, there are currently no claims that could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q/A contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2011. There have been no material changes to such risk factors during the three months ended March 31, 2012.

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

