Form 10-Q/A
period 2012-06-30
SEQUENTIAL BRANDS GROUP, INC.
filed 2013-03-29
CIK 791770

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

As of August 14, 2012, the registrant had 2,400,171 shares of common stock, par value $.001 per share, issued and outstanding (as adjusted to reflect a 1-for-15 reverse stock split of the registrant’s common stock which took effect on September 11, 2012).

Explanatory Note

We are filing this Amended Quarterly report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012 and 2011 (the “Original Filing”) to amend and restate our unaudited consolidated financial statements and related disclosures for the three and six months ended June 30, 2012 and 2011, as discussed in Note 16 to the accompanying restated unaudited consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on August 14, 2012.

Background of the Restatement

Recognition of License Revenue

In the first quarter of 2013, management and the audit committee of our Board of Directors (the “Audit Committee”) determined that our accounting treatment pertaining to revenue recognition on certain of our license agreements should be modified. This change in accounting treatment resulted in a restatement of revenue, operating expenses, loss from continuing operations and loss attributable to common stockholders on our statement of operations and accounts receivable, deferred license revenue, accounts payable and accrued expenses, and accumulated deficit on our balance sheet, as of and for the three and six months ended June 30, 2012.

Valuation of Senior Secured Convertible Debentures

In the first quarter of 2013, an accounting review by management and the Audit Committee revealed that the accounting treatment relating to the valuation of our variable rate senior secured convertible debentures (the “Debentures”) should be modified. Management initially concluded that the valuation date of the two closings of the transaction was on the same date, February 3, 2012. After further review, management determined that there should be two separate valuation dates, one for each of the closings, on February 3, 2012 and February 22, 2012, respectively. The change in the valuation date of the second closing created a beneficial conversion feature to the holders of the Debentures. This change in accounting treatment resulted in a restatement of non-cash interest expense, loss from continuing operations and loss attributable to common stockholders and basic and diluted loss per common share on our statements of operations and other assets, the Debentures, additional paid-in capital and accumulated deficit on our balance sheet, as of and for the three and six months ended June 30, 2012.

Accounting for DVS Transaction

In the first quarter of 2013, an accounting review by management and the Audit Committee revealed that our accounting for the acquisition of our DVS brand should be modified. Management initially concluded in June 2012 that the acquisition of our DVS brand should be treated as an asset acquisition for accounting purposes. After further review, management determined that the DVS acquisition should be treated as an acquisition of a business for accounting purposes. This change in accounting treatment resulted in a restatement of operating expenses, loss from continuing operations and loss attributable to common stockholders on our statement of operations and trademarks and accumulated deficit on our balance sheet, as of and for the three and six months ended June 30, 2012.

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

As a result of these non-cash adjustments, we have announced that the previously issued unaudited consolidated financial statements for the three month period ended March 31, 2012, the three and six month periods ended June 30, 2012, and the three and nine month periods ended September 30, 2012, in our Forms 10-Q for those respective periods should no longer be relied upon (collectively, the “Affected Periods”). This restatement reflects the appropriate current period correction for the three and six month periods ended June 30, 2012.

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

2

SEQUENTIAL BRANDS GROUP, INC.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

SEQUENTIAL BRANDS GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(As restated)
	(see Note 16)

Assets
Current Assets:
Cash and cash equivalents	$6,581,695	$242,791
Restricted cash	35,320	35,268
Accounts receivable, license agreements	45,000	-
Receivables arising from DVS transaction	1,080,000	-
Prepaid expenses and other current assets	15,116	50,000
Current assets held for disposition from discontinued operations of wholesale business subsidiary	344,974	339,184
Current assets held for disposition from discontinued operations of retail subsidiary	-	60,883
Total current assets	8,102,105	728,126

Property and equipment, net of accumulated depreciation and amortization	237,273	300,049
Trademarks, net of accumulated amortization	4,254,943	391,575
Goodwill	428,572	428,572
Deferred financing costs, net and other assets	739,219	25,092
Long-term assets held for disposition from discontinued operations of wholesale business	21,092	54,160
Long-term assets held for disposition from discontinued operations of retail subsidiary	105,858	260,825
Total assets	$13,889,062	$2,188,399

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,650,584	$1,618,374
Deferred license revenue, current portion	566,926	1,325,500
Note payable to related parties	-	750,000
Note payable	-	1,000,000
Current liabilities held for disposition from discontinued operations of wholesale business	673,764	1,762,552
Current liabilities held for disposition from discontinued operations of retail subsidiary	337,271	403,805
Total current liabilities	3,228,545	6,860,231

Long-Term Liabilities:
Deferred license revenue, long-term portion	446,800	455,200
Deferred lease obligations held for disposition from discontinued operations of retail subsidiary	103,305	288,765
Senior secured convertible debentures	3,146,020	-
Total long-term liabilities	3,696,125	743,965
Total liabilities	6,924,670	7,604,196

Stockholders’ equity (deficit):
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; 14,500 shares issued and outstanding at June 30, 2012; no preferred shares issued or outstanding as of December 31, 2011	15	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 2,400,171 shares issued and outstanding at June 30, 2012 and December 31, 2011	2,400	2,400
Additional paid-in capital	13,935,940	2,372,367
Accumulated deficit	(9,097,963)	(7,790,564)
Total stockholders’ equity (deficit)	4,840,392	(5,415,797)
Noncontrolling interest	2,124,000	-
Total equity (deficit)	6,964,392	(5,415,797)
Total liabilities and stockholders’ equity (deficit)	$13,889,062	$2,188,399

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(As restated)		(As restated)
	(see Note 16)		(see Note 16)

Net revenue	$1,045,085	$84,922	$2,099,599	$84,922

Operating expenses	1,650,771	70,126	2,609,490	78,328

(Loss) income from operations	(605,686)	14,796	(509,891)	6,594

Interest expense, net	190,740	15,167	334,329	30,167

Loss before income taxes	(796,426)	(371)	(844,220)	(23,573)

Provision for income taxes	900	-	10,900	800

Loss from continuing operations	(797,326)	(371)	(855,120)	(24,373)

Discontinued Operations:
Income (loss) from discontinued operations of wholesale business	210,319	(3,382,229)	(5,639)	(2,427,097)
Loss from discontinued operations of retail subsidiary	(291,375)	(244,814)	(446,640)	(575,220)
Income (loss) from discontinued operations of J. Lindeberg subsidiaries	-	136,792	-	(125,771)
Gain on sale of member interest in subsidiary	-	2,012,323	-	2,012,323
Net loss from discontinued operations	(81,056)	(1,477,928)	(452,279)	(1,115,765)

Net loss	(878,382)	(1,478,299)	(1,307,399)	(1,140,138)

Noncontrolling interest:
Noncontrolling interest in continued operations	-	(30,720)	-	(18,719)
Noncontrolling interest in discontinued operations of wholesale business	-	1,231,321	-	2,495,499
Noncontrolling interest in discontinued operations of retail subsidiary	-	122,407	-	287,610
Noncontrolling interest in discontinued operations of J. Lindeberg subsidiaries	-	(68,396)	-	62,885
	-	1,254,612	-	2,827,275
Net (loss) income attributable to common stockholders	$(878,382)	$(223,687)	$(1,307,399)	$1,687,137

Basic and diluted (loss) income per share:
Continuing operations	(0.33)	(0.01)	(0.35)	(0.02)
Discontinued operations	(0.04)	(0.08)	(0.19)	0.72
Attributable to common stockholders	(0.37)	(0.09)	(0.54)	0.70
Basic and diluted weighted average common shares outstanding	2,400,171	2,400,171	2,400,171	2,400,171

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(As restated)
	(see Note 16)
Cash flows from operating activities:
Net loss	$(1,307,399)	$(1,140,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations of J. Lindeberg subsidiaries	-	125,771
Gain on sale of discontinued operations of J. Lindeberg subsidiaries	-	(2,012,323)
Loss from discontinued operations of wholesale business	5,639	2,427,097
Loss from discontinued operations of retail subsidiary	446,640	575,220
Depreciation and amortization	85,035	78,328
Stock based compensation	1,874	75,560
Warrant issued for services	-	89,000
Amortization of valuation discount and deferred financing costs	311,252	-
Loss on disposal of fixed assets	6,448	-
Changes in operating assets and liabilities, net of acquisition:
Receivables	295,874
Prepaid expenses and other current assets	34,884	-
Other assets	12,845	(8,500)
Accounts payable and accrued expenses	55,499	47,655
Deferred license revenue	(1,107,848)	-
Income taxes payable	(9,558)	800
Net cash flows (used in) provided by operating activities from continuing operations	(1,168,815)	258,470
Net cash flows used in operating activities from discontinued operations of J. Lindeberg subsidiaries	-	(119,282)
Net cash flows used in operating activities from discontinued operations of wholesale business	(1,067,149)	(1,790,127)
Net cash flows used in operating activities from discontinued operations of retail subsidiary	(482,784)	(481,536)
Net cash flows used in operating activities	(2,718,748)	(2,132,475)

Cash flows from investing activities:
Acquisition of DVS	(8,550,000)	-
Proceeds from sale of non-core assets derived from DVS acquisition	3,590,000	-
Proceeds from sale of receivable	-	722,916
(Increase) decrease in restricted cash	(52)	121,052
Acquisition of trademarks	-	(17,496)
Acquisition of property and equipment	(12,074)	(104,244)
Net cash flows (used in) provided by investing activities from continuing operations	(4,972,126)	722,228
Cash proceeds received in sale of discontinued operations of J. Lindeberg subsidiaries	-	900,000
Net cash flows used in investing activities from discontinued operations of J. Lindeberg subsidiaries	-	(9,213)
Net cash flows used in investing activities from discontinued operations of wholesale business	-	(2,518)
Net cash flows used in investing activities from discontinued operations of retail subsidiary	-	(1,350)
Net cash flows (used in) provided by investing activities	(4,972,126)	1,609,147

Condensed Consolidated Statements of Cash Flows are continued on the following page.

SEQUENTIAL BRANDS GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Six Months Ended June 30,
	2012	2011
	(As restated)
	(see Note 16)
Cash flows from financing activities:
Repayment of note payable	$(1,000,000)	$-
Proceeds from senior secured convertible debentures	14,500,000	-
Deferred financing costs	(844,222)	-
Investment by noncontrolling interest member	2,124,000	-
Repayment of note payable to related parties	(750,000)	-
Net cash flows provided by financing activities from continuing operations	14,029,778	-

Net increase (decrease) in cash and cash equivalents	6,338,904	(523,328)
Cash and cash equivalents, beginning of period	242,791	1,184,743
Cash and cash equivalents, end of period	$6,581,695	$661,415

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$82,019	$75,498
Income taxes paid	23,047	59,065
Noncash investing and financing transaction:
Fair value of warrants issued in financing transaction	4,214,857	-
Debt discount – beneficial conversion feature on senior secured convertible debentures	7,346,857	-
Accumulated noncontrolling interest upon sale of discontinued operations	-	(1,843,727)
Receivable received in sale of member interest in subsidiary	-	750,000

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Presentation of Interim Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of the management of Sequential Brands Group, Inc. (the “Company”) and subsidiaries are considered necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2011.

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

Overview

Since the Company’s formation in 2005, the Company has been a designer, marketer and wholesale provider of branded apparel and apparel accessories. Commencing in July 2008, the Company implemented a retail strategy and opened retail stores to sell its branded products. In the second half of 2011, the Company decided to change its business model to focus on licensing and brand management. In connection with the change in the Company’s business model, the Company is presently winding down the wholesale distribution of its branded apparel and apparel accessories, liquidating its existing inventory and closing its remaining retail stores. The Company expects to complete its transition from a wholesale and retail company to a licensing and brand management company by the end of 2012. To reflect the Company’s business transition, in March 2012 the Company’s corporate name was changed from People’s Liberation, Inc. (“People’s Liberation”) to Sequential Brands Group, Inc. The Company’s wholesale and retail operations are referred to as “Historical Operations” in these notes to the Company’s condensed consolidated financial statements.

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

In June 2012, the Company formed DVS Footwear International, LLC (“DVS LLC”). DVS LLC is a collaboration between the Company and Elan Polo International, Inc. (“Elan Polo”) in which the Company has a 65% economic interest and Elan Polo has a 35% economic interest. DVS LLC was formed for the purpose of licensing the DVS® trademark to third parties primarily in connection with the manufacturing, distribution, marketing and sale of DVS branded footwear, apparel and apparel accessories (see Note 12).

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

As of June 30, 2012 and December 31, 2011, there are no assets or liabilities that are required to be measured at fair value on a recurring basis.

At June 30, 2012 and December 31, 2011, the Company determined that the carrying value of its Level 1 assets, consisting of cash and cash equivalents and restricted cash, approximated fair value. At June 30, 2012 and December 31, 2011, the Company determined that the carrying value of its Level 2 assets, consisting of accounts receivable and accounts payable, approximated fair value. At June 30, 2012 and December 31, 2011, the Company determined that the carrying value of its Level 3 assets, consisting of notes payable and notes payable to related party, approximated fair value. The fair value of the senior secured subordinated debentures was approximately $12,328,000 at June 30,2012.

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

For purposes of this fair value disclosure, the Company based its fair value estimate for notes payable and notes payable to related party on an internal valuation whereby the Company applies the discounted cash flow method to its expected cash flow payments due under these debt agreements based on market interest rate quotes as of June 30, 2012 and December 31, 2011 for debt with similar risk characteristics and maturities.

Earnings Per Share (Restated)

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted income (loss) per share calculation gives effect to all potentially dilutive common shares outstanding during the year using the treasury stock method for warrants and options.

Warrants representing 2,217,428 shares of common stock at exercise prices ranging from $1.20 to $7.50 per share, stock options representing 451,467 shares of common stock at exercise prices ranging from $2.25 to $18.75 per share and convertible debentures representing 5,523,809 shares at an exercise price of $2.63 per share were outstanding as of June 30, 2012, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the three and six months ended June 30, 2012 because the effect of including these shares would have been antidilutive.

Warrants representing 279,333 shares of common stock at exercise prices ranging from $3.00 to $7.50 per share and stock options representing 525,333 shares of common stock at exercise prices ranging from $2.25 to $18.75 per share were outstanding as of June 30, 2011, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the six months ended June 30, 2011 because the average trading price of the Company’s common shares during the period was lower than the exercise price of any of outstanding equity instruments, and therefore were antidilutive.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Customer and Supplier Concentrations (Restated)

During the three months ended June 30, 2012, two customers comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these customers amounted to 79.5% and 11.5%, respectively, of net revenue from continuing operations for the three months ended June 30, 2012. During the six months ended June 30, 2012, these same two customers comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these customers amounted to 79.2% and 12.9%, respectively, of net revenue from continuing operations for the six months ended June 30, 2012. During the three and six months ended June 30, 2011, one customer comprised greater than 10% of the Company’s net revenue. Revenue derived from this customer amounted to 100.0% of net revenue from continuing operations for the three and six months ended June 30, 2011. At June 30, 2012 and 2011, there were no amounts due from these major customers pursuant to the terms of the related license agreements.

Off Balance Sheet Risk and Contingencies

The Company is subject to certain legal proceedings and claims arising in connection with its business (see Note 15).

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

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

4.	Trademarks

Trademarks are summarized as follows:

	June 30, 2012	December 31, 2011
Trademarks, at cost	$4,379,298	$499,298
Less: accumulated amortization	(124,355)	(107,723)
	$4,254,943	$391,575

Future annual estimated amortization expense is summarized as follows:

Years Ending December 31:
2012 (six months)	$145,965
2013	291,931
2014	291,931
2015	291,931
2016	291,931
2017	291,931
Thereafter	2,649,323
$4,254,943

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s trademarks have a definite life and are amortized on a straight-line basis over their estimated useful lives of 15 years. Amortization expense amounted to $8,316 and $8,316 for the three months ended June 30, 2012 and 2011, respectively. Amortization expense amounted to $16,632 and $16,488 for the six months ended June 30, 2012 and 2011, respectively.

5.	William Rast Ownership Recapitalization (Restated)

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business. The recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T as well as other consideration.

As a result of the recapitalization, both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by Tennman WR-T, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to Tennman WR-T. In connection with the ownership recapitalization, Tennman WR-T, William Rast Sourcing and William Rast Licensing entered into a Royalty Agreement. Pursuant to the Royalty Agreement, William Rast Sourcing is obligated to pay Tennman WR-T a royalty in the amount of 5.0% of its wholesale net sales, plus 2.5% of its retail net sales and 25.0% of its sublicensee gross consideration during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that William Rast Sourcing pays a liquidating payment to Tennman WR-T or (ii) the date that Tennman WR-T or any of its affiliates no longer owns Class B membership interests in William Rast Sourcing. During the term of the agreement, William Rast Sourcing is obligated to pay Tennman WR-T a guaranteed minimum royalty of $200,000 for the calendar year ended December 31, 2011 and $400,000 for each calendar year thereafter. The Royalty Agreement also provides that William Rast Licensing shall pay to Tennman WR-T an amount equal to 50.0% of all gross receipts of William Rast Licensing in respect of royalties or other compensation earned with respect to the license by William Rast Licensing of rights to the William Rast mark, subject to certain offsets, during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that William Rast Licensing pays a liquidating payment to Tennman WR-T or (ii) the date that Tennman WR-T or any of its affiliates no longer owns Class B membership interests in William Rast Licensing. During the three and six months ended June 30, 2012, the Company recorded approximately $180,000 and $428,000, respectively, in royalty expense related to royalties due under the Royalty Agreement.

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

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	License Agreements (Restated)

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and design fees and additional revenues based on a percentage of defined sales. Minimum royalty and design fee revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Payments received as consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheet under the caption of “Deferred License Revenue.” Revenue is not recognized unless collectability is reasonably assured. For the three and six months ended June 30, 2012, the Company recorded total license revenue related to its license agreements of approximately $1.0 million and $2.1 million, respectively. License revenue earned during the three months and six months ended June 30, 2011 amounted to approximately $85,000.

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

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future annual minimum royalty and design fee revenue is summarized as follows:

Years Ending December 31,
2012 (six months)	$2,999,346
2013	6,341,548
2014	6,944,667
2015	6,762,417
2016	2,792,917
2017	2,748,000
Thereafter	5,400,000
$33,988,895

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

The following table summarizes certain selected components of the discontinued operations of the Company’s wholesale business for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011

Net Revenue	$825,474	$1,429,695	$1,270,200	$3,266,771

Net income (loss)	$210,319	$(3,382,229)	$(5,639)	$(2,427,097)
Noncontrolling interest	$-	$1,231,321	$-	$2,495,499
Net income (loss) attributable to common stockholders	$210,319	$(2,150,908)	$(5,639)	$68,402

Basic and diluted income (loss) per share from discontinued operations	$0.09	$(0.90)	$(0.00)	$0.03

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

The following table summarizes certain selected components of the discontinued operations of William Rast Retail for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30
	2012	2011	2012	2011

Net Revenue	$245,339	$477,364	$510,523	$1,039,824

Net loss	$(291,375)	$(244,814)	$(446,640)	$(575,220)
Noncontrolling interest	$-	$122,407	$-	$287,610
Net loss attributable to common stockholders	$(291,375)	$(122,407)	$(446,640)	$(287,610)

Basic and diluted loss per share from discontinued operations	$(0.12)	$(0.05)	$(0.19)	$(0.12)

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

The following table summarizes certain selected components of the discontinued operations of J. Lindeberg USA for the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net Revenue	$733,150	$3,374,624

Net income (loss)	$136,792	$(125,771)
Noncontrolling interest	$(68,396)	$62,885

Net income (loss) attributable to discontinued operations	$68,396	$(62,886)

Basic and diluted income (loss) per share from discontinued operations	$0.03	$(0.03)

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

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months and six months ended June 30, 2012, the Company did not grant any options. During the three and six months ended June 30, 2011, the Company granted 33,333 and 102,000 options to employees and officers within the Plan at an exercise price of $2.25 and 333,333 options to two employees and an officer outside the Plan, also at an exercise price of $2.25. Plan options to purchase 186,086 and 165,847 shares were exercisable as of June 30, 2012 and 2011, respectively. Options granted outside the Plan to purchase 200,000 shares were exercisable as of June 30, 2012 and 2011. Total stock based compensation expense for the three and six months ended June 30, 2012 was approximately $1,000 and $2,000, respectively. Total stock based compensation expense for the three and six months ended June 30, 2011 was approximately $19,000 and $76,000, respectively. There were no stock options or warrants exercised during the three and six months ended June 30, 2012 and 2011.

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

Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

The following table summarizes the activity within the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2012	251,467	6.30
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding – June 30, 2012	251,467	$6.30

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the changes in the Company’s unvested stock options within the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2012	85,139	0.15
Granted	-	-
Vested	(19,758)	(0.15)
Forfeited	-	-

Unvested stock options – June 30, 2012	65,381	$0.15

The following table summarizes the activity outside of the Plan:

	Number of Shares	Weighted Average Exercise Price
Options outstanding – January 1, 2012	200,000	2.25
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding – June 30, 2012 (fully vested)	200,000	$2.25

Additional information relating to stock options outstanding and exercisable at June 30, 2012, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$2.25	(options)	252,000	8.6	$2.25	229,217	$2.25
$3.00	(options)	56,867	9.2	$3.00	14,283	$3.00
$4.50	(options)	2,000	6.0	$4.50	2,000	$4.50
$4.65	(options)	1,600	5.0	$4.65	1,600	$4.65
$5.70	(options)	16,000	5.2	$5.70	16,000	$5.70
$6.00	(options)	30,000	6.0	$6.00	30,000	$6.00
$6.90	(options)	25,667	5.0	$6.90	25,667	$6.90
$7.50	(options)	38,000	5.4	$7.50	37,986	$7.50
$18.75	(options)	29,333	4.0	$18.75	29,333	$18.75

		451,467	7.6	$4.50	386,086	$4.80

As of June 30, 2012, there were 186,086 of vested stock options within the Plan and 200,000 of vested options outside the Plan. As of June 30, 2012, there was approximately $5,000 of total unrecognized compensation expense related to share-based compensation arrangements granted within the Plan. The cost is expected to be recognized on a weighted-average basis over the next two and a half years. There was no unrecognized compensation expense related to share-based compensation arrangements granted outside the Plan as of June 30, 2012. The aggregate intrinsic value of stock options outstanding was approximately $793,000 at June 30, 2012. The aggregate intrinsic value of stock options outstanding was zero at June 30, 2011 as the market value of the options was lower than the exercise value.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warrants

The following table summarizes the Company’s outstanding warrants:

	Number of Shares	Weighted Average Exercise Price

Warrants outstanding – January 1, 2012	1,112,666	1.80
Granted	1,104,762	2.63
Exercised	-	-
Forfeited	-	-

Warrants outstanding – June 30, 2012 (fully vested)	2,217,428	$2.25

Additional information relating to warrants outstanding and exercisable at June 30, 2012, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$1.20	(warrants)	833,333	4.1	$1.20	833,333	$1.20
$2.63	(warrants)	1,104,762	4.6	$2.63	1,104,762	$2.63
$3.00	(warrants)	250,000	4.0	$3.00	250,000	$3.00
$6.00	(warrants)	10,000	0.4	$6.00	10,000	$6.00
$7.50	(warrants)	19,333	0.4	$7.50	19,333	$7.50

		2,217,428	4.3	$2.25	2,217,428	$2.25

The aggregate intrinsic value of warrants outstanding was approximately $6.2 million at June 30, 2012. The aggregate intrinsic value of warrants outstanding was zero at June 30, 2011 as the market value of the warrants was lower than the exercise value.

12.	Acquisition of DVS Shoe Co. (Restated)

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

Completion of Acquisition of DVS Shoe Co., Inc.

On June 26, 2012, the Company acquired from DVS Shoe Co., Inc. (‘‘DVS Shoe Co.’') substantially all of DVS Shoe Co.’s assets related to its consumer product brands DVS® and Matix® pursuant to the terms of a Purchase and Sale Agreement entered into on June 20, 2012. In consideration for the assets, which primarily consisted of inventory, accounts receivable, trademarks and other intellectual property rights, the Company paid $8.55 million in cash to DVS Shoe Co. The acquisition of the assets was treated as the acquisition of a business for accounting purposes.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Entry into Purchase and Sale Agreement with Westlife Distribution USA, LLC.

On June 28, 2012, following the acquisition, the Company entered into a Purchase and Sale Agreement with Westlife Distribution USA, LLC (“Westlife”). Pursuant to the agreement, the Company sold the assets relating to its acquired Matix® brand, including all trademarks and other intellectual property relating to the Matix® brand, other intangibles, inventory of Matix® branded products, prepaids and accounts receivable. On June 29, 2012, upon the closing of the transactions contemplated by the Purchase and Sale Agreement, the Company received $2.95 million in cash from Westlife.

Entry into Collaboration with Elan Polo International, Inc.

In connection with the acquisition, the Company received a 65% economic interest in DVS LLC. DVS LLC is a collaboration between the Company and Elan Polo. The new company was formed for the purpose of licensing the DVS® trademark to third parties primarily in connection with the manufacturing, distribution, marketing and sale of DVS® branded footwear, apparel and apparel accessories. In exchange for its 65% economic interest in DVS LLC, the Company contributed trademarks and other intellectual property rights relating to the DVS® brand to DVS LLC. In exchange for its 35% economic interest in DVS LLC, Elan Polo contributed $2,124,000 in cash to the newly formed entity.

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

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Accounting for the DVS Transactions

The aggregate purchase price of the acquisition was $8.55 million. The purchase price was allocated to the following assets based on the fair market value of the assets on the date the transaction took place:

Matix and DVS non-core assets	$3,590,000
Accounts and other receivables	891,000
Trademarks	4,069,000
Total acquisition price of DVS Shoe Co.	$8,550,000

Upon the acquisition, the Company immediately sold the assets of the Matix brand to an unaffiliated company and its acquired DVS branded inventory to Elan Polo for an aggregate amount of $3,590,000. The Company did not recognize a gain or loss on these transactions as it considered the purchase price of the Matix assets and the DVS branded inventory to be equivalent to the fair value of the assets on the date of the transactions.

As part of the transaction, the Company acquired accounts and notes receivables with an aggregate estimated fair market value on the date of the transaction of $891,000, which has been reflected on the Company’s consolidated balance sheet as of June 30, 2012.

The DVS trademarks will be amortized over their expected useful lives of 15 years. Legal and other fees related to the transaction of $710,417 were included in the statement of operations in the quarter ended June 30, 2012. There was no excess of purchase price over the fair value of the assets acquired and, therefore, no resulting goodwill upon the acquisition of DVS Shoe Co.

DVS Shoe Co. had no license revenues, therefore pro forma revenue would equal actual revenue from continuing operations for the three and six month periods ended June 30, 2011 and 2012 if the transaction had occurred on January 1, 2011.  The Company’s pro forma net loss (unaudited), including the loss from discontinuing operations, would have been $368,000 and $2,953,000 for the six months ended June 30, 2011 and 2012, respectively.  The pro forma loss from discontinued operations (unaudited) would have been $2,251,000 and $2,039,000 for the three months ended June 30, 2011 and 2012, respectively.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In conjunction with the acquisition, the Company entered into a collaboration with Elan Polo pursuant to which Elan Polo paid the Company $2,124,000 for a 35% economic member interest in DVS LLC, the entity that holds the DVS trademarks.  The Company has included the accounts of DVS LLC in its unaudited condensed consolidated financial statements for the period ended June 30, 2012. Elan Polo’s minority member interest in DVS LLC has been reflected as noncontrolling interest on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2012.

13.	Securities Purchase Agreement and Repayment of Indebtedness (Restated)

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

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Also in connection with the sale of the Debentures, the Company agreed to issue one share of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), for every $1,000 of principal amount of Debentures purchased by TCP. The Series A Preferred Stock is designed to give holders of the Debentures certain voting rights while the Debentures remain outstanding and each share of Series A Preferred Stock is entitled to vote 381 votes. The Series A Preferred Stock will be redeemed on the conversion or repayment of the Debenturer for a nominal amount.

The Company has recorded a valuation discount of approximately $7.3 million related to the beneficial conversion feature of the Debentures. The Company also recorded deferred financing costs of approximately $844,000, included in other assets, related to legal and other fees associated with the financing. The valuation discount and deferred financing costs are being amortized to interest expense over the term of the Debentures based upon the effective interest method. The unamortized amount of the valuation discount has been presented as an offset to the face amount of the Debentures in the Company’s consolidated balance sheet. Included in interest expense for the three and six months ended June 30, 2012 is approximately $183,000 and $311,000, respectively, of amortization related to the valuation discount and deferred financing costs.

The components of the Debentures as of June 30, 2012 are as follows:

Face value of the debentures	$14,500,000
Valuation discount	(11,367,712)
Accrued interest	13,732
$3,146,020

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

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other terms

The Purchase Agreement provides TCP with piggyback registration rights with respect to TCP’s shares of Common Stock, requires the Company to seek approval from its stockholders to amend the Company’s certificate of incorporation to increase its common stock available for issuance, requires the Company to pay TCP a fee of $362,500 plus all legal and other fees and expenses incurred by TCP in connection with the Purchase Agreement, and requires the Company to pay TCP an annual monitoring fee of $250,000 so long as certain conditions are satisfied.

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

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.	Preferred Stock

On February 3, 2012, the Company amended its certificate of incorporation by creating a new series of preferred stock designated Series A Preferred Stock, by filing with the Delaware Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. The Certificate of Designation sets forth the rights, preferences, privileges and restrictions of the Series A Preferred Stock, which include the following:

•	The authorized number of shares of Series A Preferred Stock is 19,400, having a par value $0.001 per share and a stated value of $1,000 per share (“Stated Value”).

•	Holders of Series A Preferred Stock are not entitled to dividends or any liquidation preference.

•	Series A Preferred Stock may only be transferred by a holder of such stock to a transferee if such transfer also includes a transfer to the transferee of $1,000 in principal amount of Debentures for each one share of transferred Series A Preferred Stock.

•	The holders of Series A Preferred Stock vote together as a single class with the holders of Common Stock on all matters requiring approval of the holders of Common Stock, except that each share of Preferred Stock is entitled to 381 votes per share (which is the number of shares of Common Stock a Debenture holder would receive if it converted $1,000 in principal amount of Debentures into Common Stock at a conversion price of $2.63), which number of votes per share is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions relating to the Company’s Common Stock.

•	As long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of such holders, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

•	Upon conversion of the principal amount of a Debenture, in whole or in part, into shares of Common Stock or upon the repayment of the principal amount of a Debenture, in whole or in part, by the Company, the Company has the right to and will redeem from the Debenture holder at a price of $0.001 per share, a number of shares of Series A Preferred Stock determined by dividing (i) the outstanding principal amount of the Debenture that has been repaid or converted into Common Stock, as applicable by (ii) the Stated Value.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Shareholder Derivative Complaint

On January 17, 2012, plaintiff RP Capital, LLC filed a shareholders’ derivative complaint in the Superior Court of the State of California, County of Los Angeles, Case Number BC477118 against Colin Dyne, Kenneth Wengrod, Susan White, Dean Oakey and the Company. The case alleges that the defendants (i) breached their fiduciary duties to the Company for failing to properly oversee and manage the Company, (ii) were unjustly enriched, (iii) abused their control, (iv) grossly mismanaged the Company, (v) wasted corporate assets, (vi) engaged in self-dealing, and (vii) breached their fiduciary duties by disseminating false and misleading information. The plaintiffs seek (i) judgment against the defendants in favor of the Company for the amount of damages sustained by the Company as a result of the defendants’ alleged breaches of their fiduciary duties; (ii) judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws; (iii) an award to the Company of restitution from the defendants and an order from the court to disgorge all profits, benefits and other compensation obtained by the defendants from their alleged wrongful conduct and alleged fiduciary breaches and (iv) an award of costs and disbursements of the action, including reasonable fees for profession services. The Company is in the process of negotiating a settlement with regards to this complaint. Management believes that the settlement will not result in a cash settlement for damages by the Company and that the Company’s out-of-pocket expenses will include only a nominal amount related to its insurance deductible.

16.	Restatement of Financial Statements

Recognition of License Revenue

In the first quarter of 2013, management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined that the Company’s accounting treatment pertaining to revenue recognition on certain of its license agreements should be modified. This change in accounting treatment resulted in a restatement of revenue, operating expenses, loss from continuing operations and loss attributable to common stockholders on the Company’s statement of operations and accounts receivable, deferred license revenue, accounts payable and accrued expenses, and accumulated deficit on its balance sheet, as of and for the three and six months ended June 30, 2012.

Valuation of Senior Secured Convertible Debentures

In the first quarter of 2013, an accounting review by management and the Audit Committee revealed that the Company’s accounting treatment relating to the valuation of its variable rate senior secured convertible debentures (the “Debentures”) should be modified. Management initially concluded that the valuation date of the two closings of the transaction was on the same date, February 3, 2012. After further review, management determined that there should be two separate valuation dates, one for each of the closings, on February 3, 2012 and February 22, 2012, respectively. The change in the valuation date of the second closing created a beneficial conversion feature to the holders of the Debentures. This change in accounting treatment resulted in a restatement of non-cash interest expense, loss from continuing operations and loss attributable to common stockholders and basic and diluted loss per common share on the Company’s statements of operations and other assets, the Debentures, additional paid-in capital and accumulated deficit on its balance sheet, as of and for the three and six months ended June 30, 2012. The Company also changed the classification of the Debentures from the mezzanine section of the balance sheet to long-term debt.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounting for DVS Transaction

In the first quarter of 2013, an accounting review by management and the Audit Committee revealed that the Company’s accounting for the acquisition of its DVS brand should be modified. Management initially concluded in June 2012 that the acquisition of its DVS brand should be treated as an asset acquisition for accounting purposes. After further review, management determined that the DVS acquisition should be treated as an acquisition of a business for accounting purposes. This change in accounting treatment resulted in a restatement of operating expenses, loss from continuing operations and loss attributable to common stockholders on the Company’s statement of operations and trademarks and accumulated deficit on its balance sheet, as of and for the three and six months ended June 30, 2012.

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

The cumulative effect of restating the June 30, 2012 balance sheet presented in this Form 10-Q/A was a decrease in accounts receivable of approximately $296,000, an increase in other assets of approximately $727,000, a decrease in trademarks of approximately $710,000, a decrease in accounts payable and accrued expenses of approximately of $125,000, an increase in deferred license revenue of approximately $205,000, a decrease in senior secured convertible debentures of approximately $10.4 million, an increase in additional paid-in capital of $11.3 million and an increase in the accumulated deficit of approximately $1.2 million.

The cumulative effect of restating the June 30, 2012 statement of cash flows for the six month period presented in this Form 10-Q/A was an increase in net loss of approximately $1.2 million, an increase in amortization of valuation discount and deferred financing costs of approximately $154,000, a decrease in cash flows from receivables of $296,000, an decrease in cash flows from accounts payable and accrued expenses of $125,000, and an increase in cash flows from deferred license revenues of $205,000, and a decrease in investing activities related to the expensing of legal and other fees incurred in connection with the DVS acquisition of $710,000.   The restatement has no impact on cash flows from financing activities.

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A summary of the effects of the restatement as of and for the three and six month periods ended June 30, 2012 are as follows:

Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated	Notes
Accounts receivable, license agreements	$340,874	$(295,874)	$45,000	1
Total current assets	8,397,979	(295,874)	8,102,105
Trademarks, net of accumulated amortization	4,965,360	(710,417)	4,254,943	3
Other assets	12,247	726,972	739,219	2

Total assets	$14,168,381	$(279,319)	$13,889,062

Accounts payable and accrued expenses	$1,775,927	$(125,343)	$1,650,584	1
Deferred license revenue, current portion	361,428	205,498	566,926	1
Total current liabilities	3,148,390	80,155	3,228,545
Senior secured convertible debentures	-	3,146,020	3,146,020	2

Total liabilities	3,698,495	3,226,175	6,924,670

Senior secured convertible debentures	13,540,998	(13,540,998)	-	2

Common stock	36,002	(33,602)	2,400	4
Additional paid-in capital	2,626,027	11,309,913	13,935,940	2,4
Accumulated deficit	(7,857,156)	(1,240,807)	(9,097,963)	1,2,3

Total stockholders’ equity (deficiency)	(5,195,112)	10,035,504	4,840,392

Total liabilities and stockholders’ equity (deficiency)	$14,168,381	$(279,319)	$13,889,062

	Three Months Ended June 30, 2012
Consolidated Statement of Operations	As Previously Reported	Adjustments	As Restated	Notes
Net revenue	$1,228,438	$(183,353)	$1,045,085	1
Operating expenses	986,192	664,579	1,650,771	5
Income (loss) from operations	242,246	(847,932)	(605,686)
Interest expense, net	101,806	88,934	190,740	2
Income (loss) before income taxes	140,440	(936,866)	(796,426)
Provision for income taxes	900	-	900
Income (loss) from continuing operations	139,540	(936,866)	(797,326)
Net loss from discontinued operations	(81,056)	-	(81,056)
Net income (loss)	$58,484	$(936,866)	$(878,382)

Basic and diluted income (loss) per share:
Continuing operations	$0.06		$(0.33)
Discontinued operations	$(0.04)		$(0.04)
Attributable to common stockholders	$0.02		$(0.37)
Basic and diluted weighted average common shares outstanding	2,400,171		2,400,171	4

SEQUENTIAL BRANDS GROUP, INC.

FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30, 2012
Consolidated Statement of Operations	As Previously Reported	Adjustments	As Restated	Notes
Net revenue	$2,600,971	$(501,372)	$2,099,599	1
Operating expenses	2,024,416	585,074	2,609,490	5
Income (loss) from operations	576,555	(1,086,446)	(509,891)
Interest expense, net	179,968	154,361	334,329	2
Income (loss) before income taxes	396,587	(1,240,807)	(844,220)
Provision for income taxes	10,900	-	10,900
Income (loss) from continuing operations	385,687	(1,240,807)	(855,120)
Net loss from discontinued operations	(452,279)	-	(452,279)
Net income (loss)	$(66,592)	$(1,240,807)	$(1,307,399)

Basic and diluted income (loss) per share:
Continuing operations	$0.16		$(0.36)
Discontinued operations	$(0.19)		$(0.19)
Attributable to common stockholders	$(0.03)		$(0.54)
Basic and diluted weighted average common shares outstanding	2,400,171		2,400,171	4

	Six Months Ended June 30, 2012
Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Restated	Notes
Cash flows from operating activities:
Net loss	$(66,592)	$(1,240,807)	$(1,307,399)	1,2,3
Amortization of valuation discount and deferred financing costs	156,891	154,361	311,252	2
Receivables	-	295,874	295,874	1
Accounts payable and accrued expenses	180,842	(125,343)	55,499	1
Deferred license revenue	(1,313,346)	205,498	(1,107,848)	1

Cash flows from investing activities:
Acquisition of DVS assets	(9,260,417)	710,417	(8,550,000)	3

Net cash flows used in investing activities	(5,682,543)	710,417	(4,972,126)

Supplemental disclosures of cash flow information:
Fair value of warrants issued in financing transaction	$285,388	$3,929,469	$4,214,857	2
Debt discount – beneficial conversion feature on senior secured convertible debentures	$-	$7,346,857	$7,346,857	2

Notes:

1 - Adjustment to recognize license revenue on a straight-line basis over the term of each contract year.

2 - Adjustment to recognize valuation discount, deferred financing costs and related interest expense on Debentures.

3 - Adjustment to account for the business acquisition of DVS Shoe Co.

4 - Adjustment to reflect 1-for-15 reverse stock split effective September 11, 2012.

5 - Adjustment to recognize expenses corresponding to license revenue of ($45,848) and ($125,343) for the three and six months ended June 30, 2012, respectively, and acquisition costs related to the business acquisition of DVS Shoe Co. of $710,417 for the three and six months ended June 30, 2012.

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

Restatement of Financial Statements

The unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2012 have been restated as a result of adjustments related to the recognition of license revenue, valuation and recording of our senior secured convertible debentures and accounting for the acquisition of DVS Shoe Co., as further described in Note 16 to our condensed consolidated financial statements. The following information presented below has been revised accordingly to reflect the restatement adjustments.

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

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business. As further described under Note 5 to our consolidated financial statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by Tennman WR-T, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to Tennman WR-T.

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

Completion of Acquisition of Assets from DVS Shoe Co., Inc.

On June 26, 2012, we acquired from DVS Shoe Co. substantially all of DVS Shoe Co.’s assets relating to its consumer product brands DVS® and Matix® pursuant to the terms of a Purchase and Sale Agreement entered into on June 20, 2012. In consideration for the assets, which primarily consisted of inventory, accounts receivable, trademarks and other intellectual property rights, we paid $8.55 million in cash to DVS Shoe Co. The acquisition of the assets was treated as the acquisition of a business for accounting purposes.

Entry into Purchase and Sale Agreement with Westlife Distribution USA, LLC.

On June 28, 2012, following the acquisition, we entered into a Purchase and Sale Agreement with Westlife Distribution USA, LLC (“Westlife”). Pursuant to the agreement, we sold the assets relating to the acquired Matix® brand, including all trademarks and other intellectual property relating to the Matix® brand, other intangibles, inventory of Matix® branded products, prepaids and accounts receivable. On June 29, 2012, upon the closing of the transactions contemplated by the Purchase and Sale Agreement, we received $2.95 million in cash from Westlife.

Entry into Collaboration with Elan Polo International, Inc.

In connection with the acquisition, we received a 65% economic interest in DVS Footwear International LLC, a newly formed Delaware limited liability company (“DVS LLC”). DVS LLC is a collaboration with Elan Polo International, Inc., a global organization which designs, sources and delivers men's, women's, and children's shoes to retailers around the world (“Elan Polo”). The new company was formed for the purpose of licensing the DVS® trademark to third parties primarily in connection with the manufacturing, distribution, marketing and sale of DVS® branded footwear, apparel and apparel accessories. In exchange for our 65% economic interest in DVS LLC, we contributed trademarks and other intellectual property rights relating to the DVS® brand to DVS LLC. In exchange for its 35% economic interest in DVS LLC, Elan Polo contributed $2,124,000 in cash to the newly formed entity.

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

In connection with entering into the license agreement with Elan Polo, we also sold the DVS branded inventory, purchase orders, customer lists and other intangible assets acquired from DVS Shoe Co. to Elan Polo for $640,000, its estimated fair value.

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

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation of our allowance for uncollectible accounts receivable, and contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

Deferred Tax Assets and Valuation Allownace. Deferred taxes are recorded for the difference between the financial statement and tax basis of the Company’s assets and liabilities and net operating loss carryforwards. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. U.S. income taxes are not provided on the undistributed earnings of foreign subsidiaries as they are considered to be permanently reinvested.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(As restated)		(As restated)
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses	158.0%	82.6%	124.3%	92.2%
Operating income from continuing operations	(58.0)%	17.4%	(24.3)%	7.8%

Comparison of the three months ended June 30, 2012 and the three months ended June 30, 2011 from continuing operations

Net Revenue

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change
	(As restated)
Net Revenue	$1,045,085	$84,922	1130.6%

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

Operating Expenses

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change
	(As restated)
Operating expenses	$1,650,771	$70,126	2254.0%

Operating expenses from continuing operations for the three months ended June 30, 2012 and 2011 primarily related to salaries, royalties, professional fees, facility costs, marketing expenses and depreciation and amortization. The increase in operating expenses from continuing operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due primarily to an increase in operating expense incurred to support our increase in license agreements and related revenue during the three months ended June 30, 2012. We had one direct-to-retail and three wholesale license agreements for our William Rast brand during the second quarter of 2012, compared to one wholesale license agreement during the second quarter of 2011. Included in operating expenses from continuing operations for the three months ended June 30, 2012 is approximately $133,000 in royalty expense due to the minority interest member of our William Rast subsidiaries, Tennman WR-T, under the terms of our royalty agreement related to license revenue earned from license agreements of our William Rast brand. In June 2012, we entered into two new license agreements for our newly acquired DVS brand. Included in operating expenses for the second quarter of 2012 is approximately $710,000 in legal and other fees incurred related to our DVS acquisition.

Interest Expense, net

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change
	(As restated)
Interest Expense, net	$190,740	$15,167	1157.6%

Interest expense from continuing operations during the three months ended June 30, 2012 resulted primarily from interest at a rate of Libor on our $14.5 million Senior Secured Convertible Debentures (“Debentures”) and interest related to the accretion of the valuation discount and amortization of deferred financing costs associated with our Debentures amounting to approximately $191,000 during the three months ended June 30, 2012. Interest expense from continuing operations during the three months ended June 30, 2011 resulted primarily from interest due at a rate of 8% on our promissory note payable to related parties amounting to $750,000. The increase in interest expense from the second quarter of 2012 compared to the second quarter of 2011 is due primarily to the accretion of valuation discount, amortization of deferred financing costs and an increase in borrowings during the period.

Provision for Income Taxes

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change
	(As restated)
Provision for Income Taxes	$900	$-	N/A

The provision for income taxes from continuing operations for the three months ended June 30, 2012 and 2011 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated Federal and state taxes due at statutory effected tax rates, if any. As of June 30, 2012, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses. As of December 31, 2011, total net operating losses available to carry forward to future periods amounted to approximately $11.5 million. The increase in the provision for income taxes from continuing operations recorded for the three months ended June 30, 2012, compared to the three months ended June 30, 2011 resulted from an increase in gross receipts tax related to an increase in revenue during the period.

Net Loss from Continuing Operations

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change
	(As restated)

Net loss from continuing operations	$(797,326)	$(371)	*

*Not meaningful

The increase in net loss from continuing operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is due primarily to increased operating and interest expenses, offset by increased license revenue during the second quarter of 2012, as discussed above.

Noncontrolling Interest from Continuing Operations

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change
	(As restated)
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

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business. As further described under Note 5 to our condensed consolidated financial statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by Tennman WR-T and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to Tennman WR-T.

Discontinued Operations of Wholesale Business

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change
	(As restated)
Income (loss) from discontinued operations	$210,319	$(3,382,229)	(106.2)%
Noncontrolling interest in discontinued operations	-	1,231,321	(100.0)%
	$210,319	$(2,150,908)	(109.8)%

Net income and loss from discontinued operations of our wholesale business for the three months ended June 30, 2012 and 2011 represents the results of operations of our People’s Liberation and William Rast wholesale business. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary were discontinued. In 2012, we also decided to discontinue our wholesale operations completely. For the remainder of 2012, we will continue to sell William Rast and People’s Liberation branded apparel on a limited basis through our domestic wholesale operations in order to liquidate our existing inventory. The increase in income from discontinued operations of our wholesale business in the second quarter of 2012 compared to the net loss incurred in the second quarter of 2011 was due primarily to decreased operating and income tax related expenses incurred during the second quarter of 2012, offset by decreased revenue earned in the second quarter of 2012.

Discontinued Operations of Retail Subsidiary

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change
	(As restated)

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
	(As restated)

Net income from discontinued operations	$-	$136,792	(100.0)%
Gain on sale of member interest in subsidiary	-	2,012,323	(100.0)%
	-	2,149,115	(100.0)%
Noncontrolling interest in discontinued operations	-	(68,396)	100.0%
	$-	$2,080,719	(100.0)%

Net income from discontinued operations of our J. Lindeberg subsidiaries for the period ended June 30, 2011 represents the results of operations of our J. Lindeberg subsidiary from the beginning of the quarter through the date of the sale of our 50% member interest in J. Lindeberg, USA on April 26, 2011. The gain on the sale of member interest in subsidiary is further described in Note 10 to this report.

Net Loss Attributable to Common Stockholders

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percent Change
	(As restated)
Net loss attributable to common stockholders	$(878,382)	$(223,687)	292.7%

The increase in net loss attributable to common stockholders for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is due primarily to increased operating and interest expenses incurred from continuing operations and decreased noncontrolling interest from discontinued operations, offset by increased revenue from continuing operations and decreased loss from discontinued operations of our wholesale and retail businesses for the three months ended June 30, 2012.

Comparison of the six months ended June 30, 2012 and the six months ended June 30, 2011 from continuing operations

Net Revenue

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change
	(As restated)
Net Revenue	$2,099,599	$84,922	2372.4%

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

Operating Expenses

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change
	(As restated)

Operating expenses	$2,609,490	$78,328	3231.5%

The increase in operating expenses from continuing operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to an increase in operating expense incurred to support our increase in license agreements and related revenue during the six months ended June 30, 2012. We had one direct-to-retail and three wholesale license agreements of our William Rast brand during the first half of 2012, compared to one wholesale license agreement during the first half of 2011. Included in operating expenses from continuing operations for the six months ended June 30, 2012 is approximately $359,000 in royalty expense due to the minority interest member of our William Rast subsidiaries, Tennman WR-T, under the terms of our royalty agreement with Tennman WR-T. In June 2012, we entered into two new license agreements for our newly acquired DVS brand. Included in operating expenses for the second quarter of 2012 is approximately $710,000 in legal and other fees incurred related to our DVS acquisition. Also included in operating expenses from continuing operations for the six months ended June 30, 2012, is approximately $65,000 of nonrecurring expenses and approximately $172,000 of professional fees related to our 2011 year-end audit.

Interest Expense, net

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change
	(As restated)
Interest Expense, net	$334,329	$30,167	1008.3%

Interest expense from continuing operations during the six months ended June 30, 2012 resulted primarily from interest due at rates of 7% and 8% on our promissory notes payable in the aggregate principal amount of $1.75 million through the date of their repayment on February 3, 2012, interest at a rate of London Interbank Offered Rate (“LIBOR”) on our $14.5 million Debentures and interest related to the accretion of the valuation discount and amortization of deferred financing costs associated with our Debentures amounting to approximately $334,000 during the six months ended June 30, 2012. Interest expense from continuing operations during the six months ended June 30, 2011 resulted primarily from interest due at a rate of 8% on our promissory note payable to related parties amounting to $750,000. The increase in interest expense from the first half of 2012 compared to the first half of 2011 is due primarily to the accretion of valuation discount, amortization of deferred financing costs and an increase in borrowings during the period.

Provision for Income Taxes

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change
	(As restated)
Provision for Income Taxes	$10,900	$800	1262.5%

The provision for income taxes from continuing operations for the six months ended June 30, 2012 and 2011 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated Federal and state taxes due at statutory effected tax rates, if any. As of June 30, 2012, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses. As of December 31, 2011, total net operating losses available to carry forward to future periods amounted to approximately $11.5 million. The increase in the provision for income taxes from continuing operations recorded for the six months ended June 30, 2012, compared to the six months ended June 30, 2011 resulted from an increase in gross receipts tax related to an increase in revenue during the period.

Net Loss from Continuing Operations

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change
	(As restated)

Net loss from continuing operations	$(855,120)	$(24,373)	3408.5%

The increase in net loss from continuing operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is due primarily to increased operating and interest expenses, offset by increased license revenue earned during the six months ended June 30, 2012, as discussed above.

Noncontrolling Interest from Continuing Operations

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change
	(As restated)
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

Effective as of October 1, 2011, we recapitalized the ownership of our William Rast branded apparel business. As further described under Note 5 to our condensed consolidated financial statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by Tennman WR-T and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to Tennman WR-T.

Discontinued Operations of Wholesale Business

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change
	(As restated)
Loss from discontinued operations	$(5,639)	$(2,427,097)	(99.8)%
Noncontrolling interest in discontinued operations	-	2,495,499	(100.0)%
	$(5,639)	$68,402	(108.2)%

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
	(As restated)

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
	(As restated)

Net loss from discontinued operations	$-	$(125,771)	100.0%

Gain on sale of member interest in subsidiary	-	2,012,323	(100.0)%
	-	1,886,552	(100.0)%

Noncontrolling interest in discontinued operations	-	62,885	(100.0)%
	$-	$1,949,437	(100.0)%

Net income from discontinued operations of our J. Lindeberg subsidiaries for the period ended June 30, 2011 represents the results of operations of our J. Lindeberg subsidiary from the beginning of the year through the date of the sale of our 50% member interest in J. Lindeberg, USA on April 26, 2011. The gain on the sale of member interest in subsidiary is further described in Note 10 to this report.

Net (Loss) Income Attributable to Common Stockholders

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percent Change
	(As restated)
Net (loss) income attributable to common stockholders	$(1,307,399)	$1,687,137	(177.5)%

The net loss attributable to common stockholders for the six months ended June 30, 2012 compared to net income for the six months ended June 30, 2011 is due primarily to increased operating and interest expenses incurred from continuing operations and decreased noncontrolling interest from discontinued operations recorded for the six months ended June 30, 2012, offset by increased revenue from continuing operations and decreased losses from discontinued operations of our wholesale and retail businesses.

Liquidity and Capital Resources

As of June 30, 2012, our continuing operations had cash and cash equivalents of approximately $6.6 million and a working capital balance of approximately $5.5 million. As of June 30, 2011, our continuing operations had cash and cash equivalents of approximately $661,000, a working capital balance of approximately $404,000, and approximately $214,000 of availability from our factors. As of June 30, 2011, advances from our factors, net of matured funds, totaled approximately $481,000.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the six months ended June 30, 2012 and 2011 are summarized in the following table:

	Six Months Ended June 30,
	2012	2011
	(As restated)
Operating activities	$(1,168,815)	$258,470
Investing activities	(4,972,126)	722,228
Financing activities	14,029,778	-
Net increase in cash	$7,888,837	$980,698

Operating Activities

Net cash used in operating activities from continuing operations was approximately $1.2 million for the six months ended June 30, 2012 and net cash provided by operating activities from continuing operations was approximately $258,000 for the six months ended June 30, 2011. Net cash used in operating activities from continuing operations for the six months ended June 30, 2012 was primarily a result of a decrease in deferred license revenue. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2011 was primarily a result of increased accounts payable and accrued expenses during the period.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $5.0 million for the six months ended June 30, 2012 and net cash provided by investing activities from continuing operations was approximately $722,000 for the six months ended June 30, 2011. Net cash used in investing activities from continued operations for the six months ended June 30, 2012 consisted primarily of $5.0 million of net cash paid in the DVS acquisition in June 2012 and related sale of DVS non-core assets, as further discussed in Note 12 to the consolidated financial statements. Net cash provided by investing activities from continued operations for the six months ended June 30, 2011 consisted primarily of proceeds received from the sale of a receivable resulting from the sale of our member interest in J. Lindeberg USA and a decrease in restricted cash, offset by capital expenditures.

Financing Activities

Net cash provided by financing activities from continuing operations for the six months ended June 30, 2012 amounted to approximately $14.0 million. In February 2012, we received $14,500,000 in gross proceeds from the sale of Debentures. Net proceeds from this transaction after the payment of closing, legal and other costs and the repayment of outstanding obligations related to notes payable and our factoring agreement amounted to approximately $11.7 million. We also received $2.1 million of cash from our noncontrolling interest member of DVS LLC related to our DVS acquisition in June 2012, as further discussed in Note 12 to the consolidated financial statements. There were no financing activities from continuing operations for the six months ended June 30, 2011.

Future Capital Requirements

We believe the cash received from our sale of Debentures will be sufficient to meet our capital requirements for the next twelve months, as they relate to our current operations and our growth strategies in the near term. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at June 30, 2012 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$3,336,792	$577,530	$1,411,093	$793,446	$554,723
Minimum royalties due	2,400,000	400,000	1,200,000	800,000	*
Senior secured convertible debentures	14,500,000	-	14,500,000	-	-
Total	$20,236,792	$977,530	$17,111,093	$1,593,446	$554,723

*	Pursuant to the royalty agreement between WRS, WRL and TWR, as discussed in Note 5 to the condensed consolidated financial statements, WRS is obligated to pay TWR a guaranteed minimum royalty of $400,000 per calendar year, with such payments continuing until the earlier of (i) the date that WRL pays a liquidating payment to TWR or (ii) the date that TWR or any affiliates no longer owns Class B membership interests in WRL.

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

Factored accounts receivable may subject us to off-balance sheet risk. We sold the majority of our trade accounts receivable to our factor and were contingently liable to the factor for merchandise disputes, other customer claims and invoices that were not credit approved by the factors. From time to time, our factor also issued letters of credit and vendor guarantees on our behalf. There were no outstanding letters of credit or vendor guarantees as of June 30, 2012 and December 31, 2011. There was no ledger debt (payables to suppliers that use the same factor as the Company) as of June 30, 2012 and December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2012, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures at the time of the Original Filing, our former Chief Executive Officer/Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of June 30, 2012. In connection with the hiring of our current Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures were reevaluated. In connection with this evaluation, management identified a material weakness in our internal controls as of June 30, 2012. Specifically, the lack of technical resources to apply accounting requirements as they relate to non-routine and highly complex transactions, resulted in restatements to our financial statements as previously filed on Form 10-Q for the periods ended March 31, June 30 and September 30, 2012. The adjustments in this Form 10-Q/A relate to the recognition of license revenue, valuation of our senior secured convertible debentures and accounting for our DVS acquisition. Based on this material weakness, management has concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness associated with the financial reporting relating to the recognition of license revenue, valuation of our senior secured convertible debentures and accounting for our DVS acquisition discussed above was subsequently identified and resulted in the initiation of remediation activities subsequent to the original filing of the June 30, 2012 Form 10-Q.

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

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

2.1*	Purchase and Sale Agreement dated as of the 18th day of June, 2012, by and between Sequential Brands Group, Inc. and DVS Shoe Co., Inc. Incorporated by reference to Exhibit 2.1 of our Quarterly Report on Form 10-Q filed on August 14, 2012.

2.2*	Purchase and Sale Agreement dated as of the 28th day of June, 2012, by and between Sequential Brands Group, Inc. and Westlife Distribution USA, LLC. Incorporated by reference to Exhibit 2.2 of our Quarterly Report on Form 10-Q filed on August 14, 2012.

10.1	Operating Agreement of DVS Footwear International, LLC dated as of June 29, 2012 by and between Sequential Brands Group, Inc. and Elan Polo International, Inc. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 14, 2012.

10.2 **	DVS License Agreement-Worldwide Exclusive License dated as of June 29, 2012 by and between DVS Footwear International, LLC and Elan Polo International, Inc. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on August 14, 2012.

31.1***	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1****	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*****	XBRL Instance Document

101.SCH*****	XBRL Taxonomy Extension Schema Document

101.CAL*****	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*****	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*****	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*****	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to these agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.

**	Certain portions of this agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for an order granting confidential treatment pursuant to Rule 24b-2 of the Rules and Regulations under the Securities and Exchange Act of 1934, as amended.

***	Filed herewith.

****	Furnished herewith.

*****	Furnished herewith. XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: March 29, 2013	/s/ Gary Klein
By: Gary Klein
Its: Chief Financial Officer (Principal Financial and
Accounting Officer)

