Form 10-Q/A
period 2012-09-30
SEQUENTIAL BRANDS GROUP, INC.
filed 2013-03-29
CIK 791770

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

Explanatory Note

We are filing this Amended Quarterly report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012 and 2011 (the “Original Filing”) to amend and restate our unaudited consolidated financial statements and related disclosures for the three and nine months ended September 30, 2012 and 2011, as discussed in Note 16 to the accompanying restated unaudited consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on November 14, 2012.

Background of the Restatement

Recognition of License Revenue

In the first quarter of 2013, management and the audit committee of our board of directors (the “Audit Committee”) determined that our accounting treatment pertaining to revenue recognition on certain of our license agreements should be modified. This change in accounting treatment resulted in a restatement of revenue, operating expenses, loss from continuing operations and loss attributable to common stockholders on our statement of operations and accounts receivable, deferred license revenue, accounts payable and accrued expenses and accumulated deficit on our balance sheet, as of and for the three and nine months ended September 30, 2012.

Valuation of Senior Secured Convertible Debentures

In the first quarter of 2013, an accounting review by management and the Audit Committee revealed that the accounting treatment relating to the valuation of our variable rate senior secured convertible debentures (the “Debentures”) should be modified. Management initially concluded that the valuation date of the two closings of the transaction was on the same date, February 3, 2012. After further review, management determined that there should be two separate valuation dates, one for each of the closings, on February 3, 2012 and February 22, 2012, respectively. The change in the valuation date of the second closing created a beneficial conversion feature to the holders of the Debentures. This change in accounting treatment resulted in a restatement of non-cash interest expense, loss from continuing operations and loss attributable to common stockholders and basic and diluted loss per common share on our statements of operations and other assets, the Debentures, additional paid-in capital and accumulated deficit on our balance sheet, as of and for the three and nine months ended September 30, 2012.

Accounting for DVS Transaction

In the first quarter of 2013, an accounting review by management and the Audit Committee, revealed that our accounting for the acquisition of our DVS brand should be modified. Management initially concluded in June 2012 that the acquisition of our DVS brand should be treated as an asset acquisition for accounting purposes. After further review, management determined that the DVS acquisition should be treated as an acquisition of a business for accounting purposes. This change in accounting treatment resulted in a restatement of operating expenses, loss from continuing operations and loss attributable to common stockholders on our statement of operations and trademarks and accumulated deficit on our balance sheet, as of and for the three and nine months ended September 30, 2012.

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

As a result of these non-cash adjustments, we have announced that the previously issued unaudited consolidated financial statements for the three month period ended March 31, 2012, the three and six month periods ended June 30, 2012, and the three and nine month periods ended September 30, 2012, in our Forms 10-Q for those respective periods should no longer be relied upon (collectively, the “Affected Periods”). This restatement reflects the appropriate current period correction for the three and nine month periods ended September 30, 2012.

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

For the convenience of the reader, this Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety. Other than as described above and to correct typographical errors contained in the Original Filing, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Quarterly Report on Form 10-Q/A should be read in conjunction with the Company's filings with the Securities and Exchange Commission filed subsequent to the Original Filing.

2

SEQUENTIAL BRANDS GROUP, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(As restated)
	(see Note 16)
Assets
Current Assets:
Cash and cash equivalents	$5,865,955	$242,791
Restricted cash	35,351	35,268
Accounts receivable, license agreements	159,679	-
Receivables arising from DVS transaction	126,021	-
Prepaid expenses and other current assets	269,918	50,000
Current assets held for disposition from discontinued operations of wholesale business subsidiary	152,308	339,184
Current assets held for disposition from discontinued operations of retail subsidiary	-	60,883
Total current assets	6,609,232	728,126

Property and equipment, net of accumulated depreciation and amortization	206,104	300,049
Trademarks, net of accumulated amortization	4,334,455	391,575
Goodwill	428,572	428,572
Deferred financing costs, net and other assets	668,869	25,092
Long-term assets held for disposition from discontinued operations of wholesale business	21,092	54,160
Long-term assets held for disposition from discontinued operations of retail subsidiary	94,857	260,825
Total assets	$12,363,181	$2,188,399

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$1,006,500	$1,618,374
Deferred license revenue, current portion	333,384	1,325,500
Note payable to related parties	-	750,000
Note payable	-	1,000,000
Current liabilities held for disposition from discontinued operations of wholesale business	473,231	1,762,552
Current liabilities held for disposition from discontinued operations of retail subsidiary	217,392	403,805
Total current liabilities	2,030,507	6,860,231

Long-Term Liabilities:
Deferred license revenue, long-term portion	430,000	455,200
Deferred lease obligations	31,744	-
Deferred lease obligations held for disposition from discontinued operations of retail subsidiary	110,163	288,765
Senior secured convertible debentures	3,302,577	-
Total long-term liabilities	3,874,484	743,965
Total liabilities	5,904,991	7,604,196

Stockholders’ equity (deficit):
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; 14,500 shares issued and outstanding at September 30, 2012; no preferred shares issued or outstanding as of December 31, 2011	15	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 2,400,171 shares issued and outstanding at September 30, 2012 and December 31, 2011	2,400	2,400
Additional paid-in capital	13,936,823	2,372,367
Accumulated deficit	(9,569,876)	(7,790,564)
Total stockholders’ equity (deficit)	4,369,362	(5,415,797)
Noncontrolling interest	2,088,828	-
Total equity (deficit)	6,458,190	(5,415,797)
Total liabilities and stockholders’ equity (deficit)	$12,363,181	$2,188,399

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(As restated)		(As restated)
	(see Note 16)		(see Note 16)

Net revenue	$1,340,645	$20,408	$3,440,244	$105,330

Operating expenses	1,255,678	57,837	3,865,167	136,165

Income (loss) from operations	84,967	(37,429)	(424,923)	(30,835)

Interest expense, net	225,616	73,989	559,945	104,156

Loss before income taxes	(140,649)	(111,418)	(984,868)	(134,991)

Provision for income taxes	3,300	-	14,200	800

Loss from continuing operations	(143,949)	(111,418)	(999,068)	(135,791)

Discontinued Operations:
Loss from discontinued operations of wholesale business	(277,823)	(1,026,116)	(283,462)	(3,453,213)
Loss from discontinued operations of retail subsidiary	(85,314)	(304,545)	(531,954)	(879,765)
Loss from discontinued operations of J. Lindeberg subsidiaries	-	-	-	(125,771)
Gain on sale of member interest in subsidiary	-	-	-	2,012,323
Net loss from discontinued operations	(363,137)	(1,330,661)	(815,416)	(2,446,426)

Net loss	(507,086)	(1,442,079)	(1,814,484)	(2,582,217)

Noncontrolling interest:
Noncontrolling interest in continued operations	35,172	40,899	35,172	22,180
Noncontrolling interest in discontinued operations of wholesale business	-	622,124	-	3,117,623
Noncontrolling interest in discontinued operations of retail subsidiary	-	152,273	-	439,883
Noncontrolling interest in discontinued operations of J. Lindeberg subsidiaries	-	-	-	62,885
	35,172	815,296	35,172	3,642,571
Net (loss) income attributable to common stockholders	$(471,914)	$(626,783)	$(1,779,312)	$1,060,354

Condensed Consolidated Statements of Operations are continued on the following page.

SEQUENTIAL BRANDS GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(As restated)		(As restated)
	(see Note 16)		(see Note 16)

Basic and diluted (loss) income per share:
Continuing operations	(0.05)	(0.03)	(0.40)	(0.05)
Discontinued operations	(0.15)	(0.23)	(0.34)	0.49
Attributable to common stockholders	(0.20)	(0.26)	(0.74)	0.44
Basic and diluted weighted average common shares outstanding	2,400,171	2,400,171	2,400,171	2,400,171

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(As restated)
	(see Note 16)
Cash flows from operating activities:
Net loss	$(1,814,484)	$(2,582,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations of J. Lindeberg subsidiaries	-	125,771
Gain on sale of discontinued operations of J. Lindeberg subsidiaries	-	(2,012,323)
Loss from discontinued operations of wholesale business	283,462	3,453,213
Loss from discontinued operations of retail subsidiary	531,954	879,765
Depreciation and amortization	191,351	116,165
Stock based compensation	2,757	77,020
Fair value of warrant issued in sale of receivable	-	89,000
Fair value of warrant issued with note payable	-	50,000
Amortization of valuation discount and deferred financing fees	529,277	-
Loss on disposal of fixed assets	6,448	-
Changes in operating assets and liabilities, net of acquisition:
Receivables	1,619,902	-
Prepaid expenses and other current assets	(219,918)	-
Other assets	12,845	(8,500)
Accounts payable and accrued expenses	(576,902)	25,422
Deferred license revenue	(1,997,578)	-
Income taxes payable	(12,358)	800
Deferred lease obligations	31,744	-
Net cash flows (used in) provided by operating activities from continuing operations	(1,411,500)	214,116
Net cash flows used in operating activities from discontinued operations of J. Lindeberg subsidiaries	-	(119,282)
Net cash flows used in operating activities from discontinued operations of wholesale business	(1,352,839)	(3,517,554)
Net cash flows used in operating activities from discontinued operations of retail subsidiary	(670,118)	(398,967)
Net cash flows used in operating activities	(3,434,457)	(3,821,687)

Cash flows from investing activities:
Acquisition of DVS	(8,550,000)	-
Proceeds from sale of non-core assets derived from DVS acquisition	3,590,000	-
Proceeds from sale of receivable	-	722,916
(Increase) decrease in restricted cash	(83)	121,021
Acquisition of trademarks	-	(17,496)
Acquisition of property and equipment	(12,074)	(104,244)
Net cash flows (used in) provided by investing activities from continuing operations	(4,972,157)	722,197
Cash proceeds received in sale of discontinued operations of J. Lindeberg subsidiaries	-	900,000
Net cash flows used in investing activities from discontinued operations of J. Lindeberg subsidiaries	-	(9,213)
Net cash flows used in investing activities from discontinued operations of wholesale business	-	(2,518)
Net cash flows used in investing activities from discontinued operations of retail subsidiary	-	(1,350)
Net cash flows (used in) provided by investing activities	(4,972,157)	1,609,116

Condensed Consolidated Statements of Cash Flows are continued on the following page.

SEQUENTIAL BRANDS GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Nine Months Ended September 30,
	2012	2011
	(As restated)
	(see Note 16)
Cash flows from financing activities:
Repayment of (proceeds from) note payable	$(1,000,000)	$1,000,000
Proceeds from senior secured convertible debentures	14,500,000	-
Deferred financing costs	(844,222)
Investment by noncontrolling interest member	2,124,000	-
Repayment of note payable to related parties	(750,000)	-
Advances from related party		165,448
Net cash flows provided by financing activities from continuing operations	14,029,778	1,165,448

Net increase (decrease) in cash and cash equivalents	5,623,164	(1,047,123)
Cash and cash equivalents, beginning of period	242,791	1,184,743
Cash and cash equivalents, end of period	$5,865,955	$137,620

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$82,019	$118,575
Income taxes paid	34,247	59,065
Noncash investing and financing transaction:
Fair value of warrants issued in financing transaction	4,214,857	-
Debt discount – beneficial conversion feature on senior secured convertible debentures	7,346,857	-
Accumulated noncontrolling interest upon sale of discontinued operations	-	(1,843,727)
Receivable received in sale of member interest in subsidiary	-	750,000

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Reverse Stock Split

On September 11, 2012, the Company effected a 1-for-15 reverse stock split of its common stock. The reverse stock split was intended to increase the market price per share of the Company’s common stock and make additional shares of the Company’s common stock available for issuance in satisfaction of the Company’s obligations under the Purchase Agreement, as discussed in Note 13 below.

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business. As further described under Note 5 to the Company’s condensed consolidated financial statements, the recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T as well as other consideration. Both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by Tennman WR-T, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to Tennman WR-T.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Fair Value Measurement

FASB ASC 820-10 – Fair Value Measurements and Disclosures (“ASC 820-10”) defines fair value, establishes a framework for measuring fair value in U.S. GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies to all other accounting pronouncements that require or permit fair value measurements.

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities typically recorded at fair value on a non-recurring basis to which ASC 820-10 applies include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination, and

•	Long-lived assets measured at fair value due to an impairment assessment under ASC 360-15.

ASC 820-10 requires that assets and liabilities recored at fair value be classified and disclosed in one of the following three categories:

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

As of September 30, 2012 and December 31, 2011, there are no assets or liabilities that are required to be measured at fair value on a recurring basis.

At September 30, 2012 and December 31, 2011, the Company determined that the carrying value of its Level 1 assets, consisting of cash and cash equivalents and restricted cash, approximated fair value. At September 30, 2012 and December 31, 2011, the Company determined that the carrying value of its Level 2 assets, consisting of accounts receivable and accounts payable, approximated fair value. At September 30, 2012 and December 31, 2011, the Company determined that the carrying value of its Level 3 assets, consisting of notes payable and notes payable to related party, approximated fair value. The fair value of the senior secured subordinated debentures was approximately $9,943,000 at September 30, 2012.

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

For purposes of this fair value disclosure, the Company based its fair value estimate for notes payable and notes payable to related party on an internal valuation whereby the Company applies the discounted cash flow method to its expected cash flow payments due under these debt agreements based on market interest rate quotes as of September 30, 2012 and December 31, 2011 for debt with similar risk characteristics and maturities.

Earnings Per Share (Restated)

Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. The diluted income (loss) per share calculation gives effect to all potentially dilutive common shares outstanding during the year using the treasury stock method for warrants and options.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On September 11, 2012, the Company effected a 1-for-15 reverse stock split of its common stock as further described above. As a result of the reverse stock split, every fifteen shares of common stock of the Company were combined into one share of common stock. The number of shares and exercise price of outstanding stock options and warrants are presented below after giving retroactive effect to the reverse stock split that occurred on September 11, 2012.

Warrants representing 2,217,428 shares of common stock at exercise prices ranging from $1.20 to $7.50 per share, stock options representing 451,467 shares of common stock at exercise prices ranging from $2.25 to $18.75 per share and convertible debentures representing 5,523,809 shares at an exercise price of $2.63 per share were outstanding as of September 30, 2012, but were excluded from the average number of common shares outstanding in the calculation of diluted earnings per share for the three and nine months ended September 30, 2012 because the effect of including these shares would have been antidilutive.

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

Customer and Supplier Concentrations (Restated)

During the three months ended September 30, 2012, two customers comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these customers amounted to 62.0% and 16.9% of net revenue from continuing operations for the three months ended September 30, 2012. During the nine months ended September 30, 2012, two customers comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these customers amounted to 72.5% and 11.3% of net revenue from continuing operations for the nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, one customer comprised greater than 10% of the Company’s net revenue. Revenue derived from this customer amounted to 100.0% of net revenue from continuing operations for the three and nine months ended September 30, 2011. At September 30, 2012, there was approximately $85,000 due from these major customers pursuant to the terms of the related license agreements. At September 30, 2011, there were no amounts due from this major customer pursuant to the terms of the related license agreement.

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

4.	Trademarks

Trademarks are summarized as follows:

	September 30, 2012	December 31, 2011
Trademarks, at cost	$4,533,958	$499,298
Less: accumulated amortization	(199,503)	(107,723)
	$4,334,455	$391,575

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Future annual estimated amortization expense is summarized as follows:

Years Ending December 31:
2012 (three months)	$75,560
2013	302,241
2014	302,241
2015	302,241
2016	302,241
2017	302,241
Thereafter	2,747,690
$4,334,455

The Company’s trademarks have a definite life and are amortized on a straight-line basis over their estimated useful lives of 15 years. Amortization expense amounted to $75,148 and $8,316 for the three months ended September 30, 2012 and 2011, respectively. Amortization expense amounted to $91,780 and $24,804 for the nine months ended September 30, 2012 and 2011, respectively.

5.	William Rast Ownership Recapitalization (Restated)

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business. The recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T as well as other consideration.

As a result of the recapitalization, both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by Tennman WR-T, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to Tennman WR-T. In connection with the ownership recapitalization, Tennman WR-T, William Rast Sourcing and William Rast Licensing entered into a Royalty Agreement. Pursuant to the Royalty Agreement, William Rast Sourcing is obligated to pay Tennman WR-T a royalty in the amount of 5.0% of its wholesale net sales, plus 2.5% of its retail net sales and 25.0% of its sublicensee gross consideration during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that William Rast Sourcing pays a liquidating payment to Tennman WR-T or (ii) the date that Tennman WR-T or any of its affiliates no longer owns Class B membership interests in William Rast Sourcing. During the term of the agreement, William Rast Sourcing is obligated to pay Tennman WR-T a guaranteed minimum royalty of $200,000 for the calendar year ended December 31, 2011 and $400,000 for each calendar year thereafter. The Royalty Agreement also provides that William Rast Licensing shall pay to Tennman WR-T an amount equal to 50.0% of all gross receipts of William Rast Licensing in respect of royalties or other compensation earned with respect to the license by William Rast Licensing of rights to the William Rast mark, subject to certain offsets, during the period commencing July 1, 2011 and continuing until the earlier of (i) the date that William Rast Licensing pays a liquidating payment to Tennman WR-T or (ii) the date that Tennman WR-T or any of its affiliates no longer owns Class B membership interests in William Rast Licensing. During the three and nine months ended September 30, 2012, the Company recorded approximately $201,000 and $629,000, respectively, in royalty expense related to royalties due under the Royalty Agreement.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

6.	Charlotte Russe Litigation

Beginning October of 2009, the Company had been in litigation with Charlotte Russe and its affiliates in relation to an exclusive distribution agreement between the parties. On February 3, 2011, the Company (along with the other parties to the litigation) settled its litigation with Charlotte Russe. Pursuant to the settlement agreement, the Company received $3.5 million, after the distribution of amounts owed under the terms of an asset purchase agreement entered into by the Company with two related parties pursuant to which the Company sold 50% of the net proceeds, after contingent legal fees and expenses, that may be received by the Company as a result of the litigation. The settlement included the dismissal with prejudice of all claims pending between the parties as well as mutual releases, without any admission of liability or wrongdoing by any of the parties to the actions. The settlement amount of $3.5 million is included in loss from operations of wholesale business included in the Company’s statement of operations for the nine months ended September 30, 2011.

7.	License Agreements (Restated)

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and design fees and additional revenues based on a percentage of defined sales. Minimum royalty and design fee revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Payments received as consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheet under the caption of “Deferred License Revenue.” Revenue is not recognized unless collectability is reasonably assured. For the three and nine months ended September 30, 2012, the Company recorded total license revenue related to its license agreements of approximately $1.3 million and $3.4 million, respectively. License revenue earned during the three months and nine months ended September 30, 2011 amounted to approximately $20,000 and $105,000.

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Future annual minimum royalty and design fee revenue is summarized as follows:

Years Ending December 31,
2012 (remaining three months)	$1,833,701
2013	7,041,548
2014	7,904,667
2015	7,842,417
2016	3,932,917
2017	3,348,000
Thereafter	5,400,000
$37,303,250

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes certain selected components of the discontinued operations of the Company’s wholesale business for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30
	2012	2011	2012	2011

Net Revenue	$-	$2,122,287	$1,250,770	$5,389,058

Net loss	$(277,823)	$(1,026,116)	$(283,462)	$(3,453,213)
Noncontrolling interest	$-	$622,124	$-	$3,117,623
Net loss attributable to common stockholders	$(277,823)	$(403,992)	$(283,462)	$(335,590)

Loss per share from discontinued operations, basic and diluted	$(0.12)	$(0.17)	$(0.12)	$(0.14)

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes certain selected components of the discontinued operations of William Rast Retail for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30
	2012	2011	2012	2011

Net Revenue	$75,082	$466,016	$585,605	$1,505,840

Net loss	$(85,314)	$(304,545)	$(531,954)	$(879,765)
Noncontrolling interest	$-	$152,273	$-	$439,883
Net loss attributable to common stockholders	$(85,314)	$(152,272)	$(531,954)	$(439,882)

Loss per share from discontinued operations, basic and diluted	$(0.04)	$(0.06)	$(0.22)	$(0.18)

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

In consideration for Bella Rose’s 50% membership interest in J. Lindeberg USA, Buyer agreed to pay to the Company an aggregate of $1,650,000, of which $900,000 was paid upon the closing of the transaction and $750,000 was received in the form of a receivable that was non-interest bearing and to be paid on the six month anniversary of the closing of the transaction. On June 24, 2011, the Company and its wholly-owned subsidiary, Bella Rose entered into an asset purchase agreement with Monto Holding (Pty) Limited (“Monto”). Pursuant to the agreement, the Company sold to Monto without recourse the $750,000 receivable owed to the Company under the terms of the Unit Purchase Agreement discussed above. The receivable balance was paid by Buyer to Monto in October 2011.

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

The following table summarizes certain selected components of the discontinued operations of J. Lindeberg USA for the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Net Revenue	$-	$3,374,624

Net loss	$-	$(125,771)
Noncontrolling interest	$-	$62,885

Net loss attributable to discontinued operations	$-	$(62,886)

Loss per share from discontinued operations, basic and diluted	$-	$(0.03)

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Options awarded to non-employees are charged to expense when the services are performed and benefit is received as provided by FASB ASC Topic 505-50.

The following table summarizes the activity within the Plan:

	Number of Shares	Weighted Average Exercise Price

Options outstanding – January 1, 2012	251,467	$6.30
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding – September 30, 2012	251,467	$6.30

A summary of the changes in the Company’s unvested stock options within the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2012	85,139	$0.15
Granted	-	-
Vested	(29,335)	(0.15)
Forfeited	-	-

Unvested stock options – September 30, 2012	55,804	$0.15

The following table summarizes the activity outside of the Plan:

	Number of Shares	Weighted Average Exercise Price
Options outstanding – January 1, 2012	200,000	$2.25
Granted	-	-
Exercised	-	-
Forfeited	-	-

Options outstanding – September 30, 2012 (fully vested)	200,000	$2.25

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Additional information relating to stock options outstanding and exercisable at September 30, 2012, summarized by exercise price, is as follows:

		Outstanding Weighted Average			Exercisable Weighted Average
			Life	Exercise		Exercise
Exercise Price Per Share		Shares	(years)	Price	Shares	Price
$2.25	(options)	252,000	8.4	$2.25	234,384	$2.25
$3.00	(options)	56,867	9.0	$3.00	18,679	$3.00
$4.50	(options)	2,000	5.8	$4.50	2,000	$4.50
$4.65	(options)	1,600	4.8	$4.65	1,600	$4.65
$5.70	(options)	16,000	4.9	$5.70	16,000	$5.70
$6.00	(options)	30,000	5.8	$6.00	30,000	$6.00
$6.90	(options)	25,667	4.8	$6.90	25,667	$6.90
$7.50	(options)	38,000	5.2	$7.50	38,000	$7.50
$18.75	(options)	29,333	3.8	$18.75	29,333	$18.75

		451,467	7.4	$4.50	395,663	$4.76

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

Warrants

The following table summarizes the Company’s outstanding warrants:

	Number of Shares	Weighted Average Exercise Price

Warrants outstanding – January 1, 2012	1,112,666	$1.76
Granted	1,104,762	2.63
Exercised	-	-
Forfeited	-	-

Warrants outstanding – September 30, 2012 (fully vested)	2,217,428	$2.19

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Completion of Acquisition DVS Shoe Co., Inc.

On June 26, 2012, the Company acquired from DVS Shoe Co., Inc. (‘‘DVS Shoe Co.’') substantially all of DVS Shoe Co.’s assets relating to its consumer product brands DVS® and Matix® pursuant to the terms of a Purchase and Sale Agreement entered into on June 20, 2012. In consideration for the assets, which primarily consisted of inventory, accounts receivable, trademarks and other intellectual property rights, the Company paid $8.55 million in cash to DVS Shoe Co. The Company also incurred legal and other fees of $1.0 million in connection with the transaction. The acquisition of the assets was treated as the acquisition of a business for accounting purposes.

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

As part of the transaction, the Company acquired accounts and notes receivables with an aggregate estimated fair market value on the date of the transaction of $891,000.

The DVS trademarks will be amortized over their expected useful lives of 15 years. Legal and other fees related to the transaction of $852,024 were included in the statement of operations for the nine months ended September 30, 2012. There was no excess of purchase price over the fair value of the assets acquired and therefore no resulting goodwill upon the acquisition.

DVS Shoe Co. had no license revenues, therefore pro forma revenue would equal actual revenue from continuing operations for the three and nine month periods ended September 30, 2011 and 2012 if the transaction had occurred on January 1, 2011.  The Company’s pro forma net loss (unaudited), including the loss from discontinuing operations, would have been $6,215,000 and $2,989,000 for the nine months ended September 30, 2011 and 2012, respectively.  The pro forma loss from discontinued operations (unaudited) would have been $3,020,000 for the three months ended September 30, 2011.   There was no pro forma effect for the three month period ended September 30, 2012 as DVS was included in operations from the transaction date of June 28, 2012.

In conjunction with the acquisition, the Company entered into a collaboration with Elan Polo pursuant to which Elan Polo paid the Company $2,124,000 for a 35% economic member interest in DVS LLC, the entity that holds the DVS trademarks.  The Company has included the accounts of DVS LLC in its unaudited condensed consolidated financial statements for the period ended September 30, 2012. Elan Polo’s minority member interest in DVS LLC has been reflected as noncontrolling interest on the Company’s unaudited condensed consolidated balance sheet as of September 30, 2012.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Also in connection with the sale of the Debentures, the Company agreed to issue one share of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), for every $1,000 of principal amount of Debentures purchased by TCP. The Series A Preferred Stock is designed to give holders of the Debentures certain voting rights while the Debentures remain outstanding and each share of Series A Preferred Stock is entitled to vote 381 votes. The Series A Preferred Stock will be redeemed on the conversion or repayment of the notes for a nominal amount.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company has recorded a valuation discount of approximately $7.3 million related to the beneficial conversion feature of the Debentures. The Company also recorded deferred financial costs of approximately $844,000, included in other assets, related to legal and other fees associated with the financing. The valuation discount and deferred financing costs are being amortized to interest expense over the term of the Debentures based upon the effective interest method. The unamortized amount of the valuation discount has been presented as an offset to the face amount of the Debentures in the Company’s consolidated balance sheet. Included in interest expense for the three and nine months ended September 30, 2012 is approximately $218,000 and $529,000, respectively, of amortization related to the valuation discount and deferred financing costs.

The components of the Debentures as of September 30, 2012 are as follows:

Face value of the debentures	$14,500,000
Valuation discount	(11,220,037)
Accrued interest	22,614
$3,302,577

Description of Subsidiary Guarantee and Security Agreement

In connection with the financing, the Company’s subsidiaries, Versatile, Bella Rose, William Rast Sourcing, William Rast Licensing and William Rast Retail executed a Subsidiary Guarantee in favor of TCP, pursuant to which such subsidiaries guarantee the Company’s obligations under the Debentures (the “Subsidiary Guarantee”). In addition, the Company and the above mentioned subsidiaries entered into a security agreement (the “Security Agreement”) with TCP pursuant to which such parties granted to TCP a first priority security interest in all of their assets to secure the Company’s obligations under the Debentures and such subsidiaries’ obligations under the Subsidiary Guarantee.

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Monto Indebtedness

All indebtedness owed by William Rast Licensing to Monto, pursuant to that certain promissory note in the original aggregate principal amount of $1,000,000. Prior to its repayment, the promissory note was secured by the assets of William Rast Licensing and was guaranteed by the Company, William Rast Sourcing, William Rast Retail, Bella Rose, and Versatile. In connection with the repayment, the following agreements were terminated (other than with respect to obligations that survive the termination of such agreements): (i) the Promissory Note entered into on August 18, 2011 by William Rast Licensing in favor of Monto; (ii) Borrower Security Agreement entered into on August 18, 2011 by William Rast Licensing in favor of Monto; (iii) Guarantor Security Agreement entered into on August 18, 2011 by People’s Liberation, Versatile, Bella Rose, William Rast Sourcing and William Rast Retail in favor of Monto; (iv) Guaranty dated August 18, 2011 granted in favor of Monto by People’s Liberation, Versatile, Bella Rose, William Rast Sourcing and William Rast Retail.

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

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

16.	Restatement of Financial Statements

Recognition of License Revenue

In the first quarter of 2013, management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) determined that the Company’s accounting treatment pertaining to revenue recognition on certain of its license agreements should be modified. This change in accounting treatment resulted in a restatement of revenue, operating expenses, loss from continuing operations and loss attributable to common stockholders on the Company’s statement of operations and accounts receivable, deferred license revenue, accounts payable and accrued expenses, and accumulated deficit on its balance sheet, as of and for the three and nine months ended September 30, 2012.

Valuation of Senior Secured Convertible Debentures

In the first quarter of 2013, an accounting review by management and the Audit Committee revealed that the Company’s accounting treatment for the valuation of its variable rate senior secured convertible debentures (the “Debentures”) should be modified. Management initially concluded that the valuation date of the two closings of the transaction was on the same date, February 3, 2012. After further review, management determined that there should be two separate valuation dates, one for each of the closings, on February 3, 2012 and February 22, 2012, respectively. The change in the valuation date of the second closing created a beneficial conversion feature to the holders of the Debentures. This change in accounting treatment resulted in a restatement of non-cash interest expense, loss from continuing operations and loss attributable to common stockholders and basic and diluted loss per common share on the Company’s statements of operations and other assets, the Debentures, additional paid-in capital and accumulated deficit on its balance sheet, as of and for the three and nine months ended September 30, 2012. The Company also changed the classification of the Debentures from the mezzanine section of the balance sheet to long-term debt.

Accounting for DVS Transaction

In the first quarter of 2013, an accounting review by management and the Audit Committee revealed that the Company’s accounting for the acquisition of its DVS brand should be modified. Management initially concluded in June 2012 that the acquisition of its DVS brand should be treated as an asset acquisition for accounting purposes. After further review, management determined that the DVS acquisition should be treated as an acquisition of a business for accounting purposes. This change in accounting treatment resulted in a restatement of operating expenses, loss from continuing operations and loss attributable to common stockholders on the Company’s statement of operations and trademarks and accumulated deficit on its balance sheet, as of and for the three and nine months ended September 30, 2012.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The cumulative effect of restating the September 30, 2012 balance sheet presented in this Form 10-Q/A was a decrease in accounts receivable from license agreements of approximately $821,000, an increase in other assets of approximately $657,000, a decrease in trademarks of approximately $859,000, a decrease in accounts payable and accrued expenses of approximately $140,000, an increase in deferred revenue of $160,000, a decrease in the Debentures of approximately $10.3 million, an increase in additional paid-in capital of $11.3 million, an increase in the accumulated deficit of approximately $1.8 million and a decrease in noncontrolling interest of approximately of $135,000.

The cumulative effect of restating the September 30, 2012 statement of cash flows for the nine month period presented in this Form 10-Q/A was an increase in net loss of approximately $2.0 million, an increase in depreciation and amortization of approximately $7,000, an increase in amortization of valuation discount and deferred financing costs of approximately $278,000, an increase in cash flows from receivables of approximately $666,000, a decrease in cash flows from accounts payable and accrued expenses of $140,000, an increase in cash flows from deferred license revenue of approximately $160,000, and a decrease in investing activities related to the expensing of legal and other fees incurred in connection with the DVS acquisition of $1.0 million.   The restatement has no impact on cash flows from financing activities.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of the effects of the restatement as of and for the three and nine month periods ended September 30, 2012 are as follows:

Consolidated Balance Sheet	As Previously Reported	Adjustments	As Restated	Notes
Accounts receivable, license agreements	$980,262	$(820,583)	$159,679	1
Total current assets	7,429,815	(820,583)	6,609,232

Trademarks, net of accumulated amortization	5,193,287	(858,832)	4,334,455	3
Other assets	12,247	656,622	668,869	2

Total assets	$13,385,974	$(1,022,793)	$12,363,181

Accounts payable and accrued expenses	$1,146,931	$(140,431)	$1,006,500	1
Deferred license revenue, current portion	172,975	160,409	333,384	1
Total current liabilities	2,010,529	19,978	1,339,884

Senior secured convertible debentures	-	3,302,577	3,302,577	2

Total liabilities	2,582,436	3,322,555	5,904,991

Senior secured convertible debentures	13,644,015	(13,644,015)	-	2

Additional paid-in capital	2,660,512	11,276,311	13,936,823	2
Accumulated deficit	(7,727,028)	(1,842,848)	(9,569,876)	1,2,3
Total stockholders’ (deficiency) equity	(5,064,101)	9,433,463	4,369,362
Noncontrolling interest	2,223,624	(134,796)	2,088,828	1
Total (deficiency) equity	(2,840,477)	9,298,667	6,458,190

Total liabilities and stockholders’ (deficiency) equity	$13,385,974	$(1,022,793)	$12,363,181

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended September 30, 2012
Consolidated Statement of Operations	As Previously Reported	Adjustments	As Restated	Notes
Net revenue	$1,845,266	$(504,621)	$1,340,645	1
Operating expenses	1,147,351	108,327	1,255,678	4
Income (loss) from operations	697,915	(612,948)	84,967
Interest expense, net	101,726	123,890	225,616	2
Income (loss) before income taxes	596,189	(736,838)	(140,649)
Provision for income taxes	3,300	-	3,300
Income (loss) from continuing operations	592,889	(736,838)	(143,949)
Net loss from discontinued operations	(363,137)	-	(363,137)
Net income (loss)	229,752	(736,838)	(507,086)
Noncontrolling interest in continued operations	(99,624)	134,796	35,172	1
Net income (loss) attributable to common stockholders	$130,128	$(602,042)	$(471,914)

Basic income (loss) per share:
Continuing operations	$0.20		$(0.05)
Discontinued operations	$(0.15)		$(0.15)
Attributable to common stockholders	$0.05		$(0.20)
Basic weighted average common shares outstanding	2,400,171		2,400,171

Diluted income (loss) per share:
Continuing operations	$0.08		$(0.05)
Discontinued operations	$(0.06)		$(0.15)
Attributable to common stockholders	$0.02		$(0.20)
Diluted weighted average common shares outstanding	5,875,205		2,400,171

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended September 30, 2012
Consolidated Statement of Operations	As Previously Reported	Adjustments	As Restated	Notes
Net revenue	$4,446,237	$(1,005,993)	$3,440,244	1
Operating expenses	3,171,767	693,400	3,865,167	4
Income (loss) from operations	1,274,470	(1,699,393)	(424,923)
Interest expense, net	281,694	278,251	559,945	2
Income (loss) before income taxes	992,776	(1,977,644)	(984,868)
Provision for income taxes	14,200	-	14,200
Income (loss) from continuing operations	978,576	(1,977,644)	(999,068)
Net loss from discontinued operations	(815,416)	-	(815,416)
Net income (loss)	163,160	(1,977,644)	(1,814,484)
Noncontrolling interest in continued operations	(99,624)	134,796	35,172	1
Net income (loss) attributable to common stockholders	$63,536	$(1,842,848)	$(1,779,312)

Basic income (loss) per share:
Continuing operations	$0.37		$(0.40)
Discontinued operations	$(0.34)		$(0.34)
Attributable to common stockholders	$0.03		$(0.74)
Basic weighted average common shares outstanding	2,400,171		2,400,171

Diluted income (loss) per share:
Continuing operations	$0.25		$(0.40)
Discontinued operations	$(0.23)		$(0.34)
Attributable to common stockholders	$0.02		$(0.74)
Diluted weighted average common shares outstanding	3,581,255		2,400,171

	Nine Months Ended September 30, 2012
Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Restated	Notes
Cash flows from operating activities:
Net income (loss)	$163,160	$(1,977,644)	$(1,814,484)	1,2,3
Depreciation and amortization	184,542	6,809	191,351	3
Amortization of valuation discount and deferred financing costs	251,026	278,251	529,277	2
Receivables	953,979	820,583	1,774,562	1
Accounts payable and accrued expenses	(436,471)	(295,091)	(731,562)	1
Deferred license revenue	(2,157,987)	160,409	(1,997,578)	1

Net cash flows used in operating activities	(2,427,774)	(1,006,683)	(3,434,457)

Cash flows from investing activities:
Acquisition of DVS assets	(9,556,683)	1,006,683	(8,550,000)	3

Net cash flows (used in) provided by investing activities	(5,978,840)	1,006,683	(4,972,157)

Supplemental disclosures of cash flow information:
Fair value of warrants issued in financing transaction	$285,388	$3,929,469	$4,214,857	2
Debt discount – beneficial conversion feature on senior secured convertible debentures	$-	$7,346,857	$7,346,857	2

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Notes:

1 - Adjustment to recognize license revenue on a straight-line basis over the term of each contract year.

2 - Adjustment to recognize valuation discount, deferred financing costs and related interest expense on Debentures.

3 - Adjustment to account for the business acquisition of DVS Shoe Co.

4 - Adjustment to recognize expenses corresponding to license revenue of ($40,089) and ($165,432) for the three and nine months ended September 30, 2012, respectively, and acquisition costs related to the business acquisition of DVS Shoe Co. of $148,416 and $858,832 for the three and nine months ended September 30, 2012, respectively.

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

Restatement of Financial Statements

The unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2012 have been restated as a result of adjustments related to the recognition of license revenue, valuation and recording of our senior secured convertible debentures and accounting for the acquisition of DVS Shoe Co., as further described in Note 16 to our condensed consolidated financial statements. The following information presented below has been revised accordingly to reflect the restatement adjustments.

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

Acquisition of DVS Shoe Co.

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

Entry into Collaboration and License Agreement with Elan Polo International, Inc.

In connection with the acquisition, we received a 65% economic interest in DVS LLC, a newly formed Delaware limited liability company. DVS LLC is a collaboration with Elan Polo International, Inc., a global organization which designs, sources and delivers men's, women's, and children's shoes to retailers around the world (“Elan Polo”). The new company was formed for the purpose of licensing the DVS® trademark to third parties primarily in connection with the manufacturing, distribution, marketing and sale of DVS® branded footwear, apparel and apparel accessories. In exchange for our 65% economic interest in DVS LLC, we contributed trademarks and other intellectual property rights relating to the DVS® brand to DVS LLC. In exchange for its 35% economic interest in DVS LLC, Elan Polo contributed $2,124,000 in cash to the newly formed entity.

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

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to our valuation our allowance for uncollectible accounts receivable, and contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(As restated)		(As restated)
Net revenue	100.0%	100.0%	100.0%	100.0%
Operating Expenses	93.7%	283.4%	112.3%	129.3%
Operating income (loss) from continuing operations	6.3%	(183.4)%	(12.3)%	(29.3)%

Comparison of the three months ended September 30, 2012 and the three months ended September 30, 2011 from continuing operations

Net Revenue

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change
	(As restated)
Net Revenue	$1,340,645	$20,408	6469.2%

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

Operating Expenses

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change
	(As restated)

Operating expenses	$1,255,678	$57,837	2071.1%

Operating expenses from continuing operations for the three months ended September 30, 2012 and 2011 primarily related to salaries, royalties, professional fees, facility costs, marketing expenses and depreciation and amortization. The increase in operating expenses from continuing operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was due to an increase in operating expense incurred to support our increase in license agreements and related revenue during the three months ended September 30, 2012. We had one direct-to-retail and six wholesale license agreements for our brands during the third quarter of 2012, compared to one wholesale license agreement during the third quarter of 2011. Included in operating expenses from continuing operations for the three months ended September 30, 2012 is approximately $199,000 in royalty expense due to the minority interest member of our William Rast subsidiaries, Tennman WR-T, under the terms of our royalty agreement with Tennman WR-T. In September 2012, we entered into a new license agreement for our People’s Liberation brand. Included in operating expenses for the third quarter of 2012 is approximately $142,000 in legal and other fees incurred related to our DVS acquisition in June 2012.

Interest Expense, net

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change
	(As restated)
Interest Expense, net	$225,616	$73,989	204.9%

Interest expense from continuing operations during the three months ended September 30, 2012 resulted primarily from interest at a rate of London Interbank Offered Rate (“LIBOR”) on our $14.5 million Senior Secured Convertible Debentures (“Debentures”) and interest related to the accretion of the valuation discount and amortization of deferred financing costs associated with our Debentures amounting to approximately $226,000 during the three months ended September 30, 2012. Interest expense from continuing operations during the three months ended September 30, 2011 resulted primarily from interest due on our promissory notes payable in the aggregate principal amount of $1,750,000. The increase in interest expense from the third quarter of 2012 compared to the third quarter of 2011 is due primarily to the accretion of valuation discount, amortization of deferred financing costs and an increase in borrowings during the period.

Provision for Income Taxes

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change
	(As restated)
Provision for Income Taxes	$3,300	$-	N/A

The provision for income taxes from continuing operations for the three months ended September 30, 2012 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated Federal and state taxes due at statutory effected tax rates, if any. As of September 30, 2012, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses. As of December 31, 2011, total net operating losses available to carry forward to future periods amounted to approximately $11.5 million. The increase in the provision for income taxes from continuing operations recorded for the three months ended September 30, 2012, compared to the three months ended September 30, 2011 resulted from an increase in gross receipts tax related to an increase in net revenue during the period.

Net Loss from Continuing Operations

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change
	(As restated)

Net loss from continuing operations	$(143,949)	$(111,418)	29.2%

The increase in net loss from continuing operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is due primarily to increased operating and interest expenses during the quarter of 2012, offset by increased license revenue during the quarter, as discussed above.

Noncontrolling Interest from Continuing Operations

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change
	(As restated)
Noncontrolling interest from continuing operations	$35,172	$40,899	(14.0)%

Noncontrolling interest from continuing operations recorded for the three months ended September 30, 2012 represents net loss allocations to Elan Polo, a member of DVS LLC. DVS LLC was formed in June 2012 and is a collaboration with Elan Polo in which we own 65% of DVS LLC and Elan Polo owns 35%. Profits and losses of DVS LLC are allocated to its members based on their respective percentage interests in the entity.

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
	(As restated)
Loss from discontinued operations	$(277,823)	$(1,026,116)	(72.9)%
Noncontrolling interest in discontinued operations	-	622,124	(100.0)%
	$(277,823)	$(403,992)	(31.2)%

Net loss from discontinued operations of our wholesale business for the three months ended September 30, 2012 and 2011 represents the results of operations of our People’s Liberation and William Rast wholesale business. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary were discontinued. In 2012, we also decided to discontinue our wholesale operations completely. For the remainder of 2012, we will continue to sell People’s Liberation branded apparel on a limited basis through our domestic wholesale operations in order to liquidate our existing inventory. The decrease in loss from discontinued operations of our wholesale business in the third quarter of 2012 compared to the third quarter of 2011 was due to an overall reduction in revenue and operating expenses as we continue to wind down our wholesale operations.

Discontinued Operations of Retail Subsidiary

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change
	(As restated)
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

Net Loss Attributable to Common Stockholders

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Percent Change
	(As restated)
Net loss attributable to common stockholders	$(471,914)	$(626,783)	(24.7)%

The decrease in net loss attributable to common stockholders for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is due primarily to increased revenue from continuing operations and decreased loss from discontinued operations of our wholesale and retail businesses, offset by increased operating and interest expense incurred from continuing operations and decreased noncontrolling interest from discontinued operations recorded for the three months ended September 30, 2012.

Comparison of the nine months ended September 30, 2012 and the nine months ended September 30, 2011 from continuing operations

Net Revenue

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change
	(As restated)
Net Revenue	$3,440,244	$105,330	3166.2%

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

Operating Expenses

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change
	(As restated)
Operating expenses	$3,865,167	$136,165	2738.6%

The increase in operating expenses from continuing operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to an increase in operating expense incurred to support our increase in license agreements and related revenue during the nine months ended September 30, 2012. We had one direct-to-retail and six wholesale license agreements during the nine months ended September 2012, compared to one wholesale license agreement during the nine months ended September 2011. Included in operating expenses from continuing operations for the nine months ended September 30, 2012 is approximately $559,000 in royalty expense due to the minority interest member of our William Rast subsidiaries, Tennman WR-T, under the terms of our royalty agreement with Tennman WR-T. Included in operating expenses for the nine months ended September 30, 2012 is approximately $852,000 in legal and other fees incurred related to our DVS acquisition. Also included in operating expenses from continuing operations for the nine months ended September 30, 2012, is approximately $65,000 of nonrecurring expenses and approximately $172,000 of professional fees related to our 2011 year-end audit.

Interest Expense, net

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change
	(As restated)
Interest Expense, net	$559,945	$104,156	437.6%

Interest expense from continuing operations during the nine months ended September 30, 2012 resulted primarily from interest at a rate of Libor on our $14.5 million Senior Secured Convertible Debentures (“Debentures”) and interest related to the accretion of the valuation discount and amortization of deferred financing costs associated with our Debentures amounting to approximately $560,000 during the nine months ended September 30, 2012. Interest expense from continuing operations during the nine months ended September 30, 2011 resulted primarily from interest due on our promissory notes payable in the aggregate principal amount of $1,750,000. The increase in interest expense from the nine months ended September 2012 compared to the nine months ended September 2011 is due primarily to the accretion of valuation discount, amortization of deferred financing costs and an increase in borrowings during the period.

Provision for Income Taxes

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change
	(As restated)
Provision for Income Taxes	$14,200	$800	1675.0%

The provision for income taxes from continuing operations for the nine months ended September 30, 2012 and 2011 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated Federal and state taxes due at statutory effected tax rates, if any. As of September 30, 2012, a valuation allowance has been provided for the entire amount of our deferred income tax asset related to net operating loss carryforwards, factored accounts receivable and bad debt reserves and other reserves. At this time, we cannot determine that it is more likely than not that we will realize the future income tax benefits related to our net operating losses. As of December 31, 2011, total net operating losses available to carry forward to future periods amounted to approximately $11.5 million. The increase in the provision for income taxes from continuing operations recorded for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011 resulted from an increase in gross receipts tax related to an increase in net revenue during the period.

Net Loss from Continuing Operations

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change
	(As restated)
Net loss from continuing operations	$(999,068)	$(135,791)	635.7%

The increase in net loss from continuing operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is due primarily to increased operating and interest expenses, offset by increased license revenue earned during the nine months ended September 30, 2012, as discussed above.

Noncontrolling Interest from Continuing Operations

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change
	(As restated)
Noncontrolling interest from continuing operations	$35,172	$22,180	58.6%

Noncontrolling interest from continuing operations recorded for the nine months ended September 30, 2012 represents net loss allocations to Elan Polo, a member of DVS LLC. DVS LLC was formed in June 2012 and is a collaboration with Elan Polo in which we own 65% of DVS LLC and Elan Polo owns 35%. Profits and losses of DVS LLC are allocated to its members based on their respective percentage interests in the entity.

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

Discontinued Operations of Wholesale Business

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change
	(As restated)
Loss from discontinued operations	$(283,462)	$(3,453,213)	(91.8)%
Noncontrolling interest in discontinued operations	-	3,117,623	(100.0)%
	$(283,462)	$335,590	(184.4)%

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
	(As restated)
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

Net (Loss) Income Attributable to Common Stockholders

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Percent Change
	(As restated)
Net (loss) income attributable to common stockholders	$(1,779,312)	$1,060,354	(267.8)%

The net loss attributable to common stockholders for the nine months ended September 30, 2012 compared to net income for the nine months ended September 30, 2011 is due primarily to increased operating expense incurred from continuing operations and decreased noncontrolling interest from discontinued operations recorded for the nine months ended September 30, 2012, offset by increased revenue from continuing operations and decreased losses from discontinued operations of our wholesale and retail businesses.

Liquidity and Capital Resources

As of September 30, 2012, our continuing operations had cash and cash equivalents of approximately $5.9 million and a working capital balance of approximately $4.7 million. As of September 30, 2011, our continuing operations had cash and cash equivalents of approximately $138,000, a working capital deficit of approximately $287,000.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the nine months ended September 30, 2012 and 2011 are summarized in the following table:

	Nine Months Ended September 30,
	2012	2011
	(As restated)
Operating activities	$(1,411,500)	$214,116
Investing activities	(4,972,157)	722,197
Financing activities	14,029,778	1,165,448
Net increase in cash	$7,646,121	$2,101,761

Operating Activities

Net cash used in operating activities from continuing operations was approximately $1.4 million for the nine months ended September 30, 2012 and net cash provided by operating activities from continuing operations was approximately $214,000 for the nine months ended September 30, 2011. Net cash used in operating activities from continuing operations for the nine months ended September 30, 2012 was primarily a result of a decrease in deferred license revenue and accounts payable and accrued expenses, offset by decreased receivables. Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2011 was primarily a result of increased accounts payable and accrued expenses during the period.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $5.0 million for the nine months ended September 30, 2012 and approximately $722,000 for the nine months ended September 30, 2011. Net cash used in investing activities from continued operations for the nine months ended September 30, 2012 consisted primarily of $5.0 million of net cash paid in the DVS acquisition in June 2012 and related sale of DVS non-core assets, as further discussed in Note 12 to the consolidated financial statements. Net cash provided by investing activities from continued operations for the nine months ended September 30, 2011 consisted primarily of proceeds received from the sale of a receivable resulting from the sale of our membership interest in J. Lindeberg USA and a decrease in restricted cash, offset by capital expenditures.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations at September 30, 2012 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating leases	$3,179,118	$542,100	$1,384,675	$799,362	$452,981
Minimum royalties due	2,400,000	400,000	1,200,000	800,000	*
Senior secured convertible debentures	14,500,000	-	14,500,000	-	-
Total	$20,079,118	$942,100	$17,084,675	$1,599,362	$452,981

*	Pursuant to the royalty agreement between WRS, WRL and TWR, as discussed in Note 5 to the condensed consolidated financial statements, WRS is obligated to pay TWR a guaranteed minimum royalty of $400,000 per calendar year, with such payments continuing until the earlier of (i) the date that WRL pays a liquidating payment to TWR or (ii) the date that TWR or any of its affiliates no longer owns Class B membership interests in WRL.

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

Factored accounts receivable may subject us to off-balance sheet risk. We sold the majority of our trade accounts receivable to our factor and were contingently liable to the factor for merchandise disputes, other customer claims and invoices that were not credit approved by the factors. From time to time, our factor also issued letters of credit and vendor guarantees on our behalf. There were no outstanding letters of credit or vendor guarantees as of September 30, 2012 and December 31, 2011. There was no ledger debt (payables to suppliers that use the same factor as the Company) as of September 30, 2012 and December 31, 2011. As of September 30, 2011, advances from our factors, net of matured funds, totaled approximately $942,000.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2012, the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures at the time of the Original Filing, our former Chief Executive Officer/Chief Financial Officer previously concluded that our disclosure controls and procedures were effective as of September 30, 2012. In connection with the hiring of our current Chief Executive Officer and Chief Financial Officer, our disclosure controls and procedures were reevaluated. In connection with this evaluation, management identified a material weakness in our internal controls as of September 30, 2012. Specifically, the lack of technical resources to apply accounting requirements as they relate to non-routine and highly complex transactions, resulted in restatements to our financial statements as previously filed on Form 10-Q for the periods ended March 31, June 30 and September 30, 2012. The adjustments in this Form 10-Q/A relate to the recognition of license revenue, valuation of the Debentures and accounting for our DVS acquisition. Based on this material weakness, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness associated with the financial reporting relating to the recognition of license revenue, valuation of our senior secured convertible debentures and accounting for our DVS acquisition discussed above was subsequently identified and resulted in the initiation of remediation activities subsequent to the filing of the September 30, 2012 Form 10-Q.

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

