Form 10-K
period 2012-12-31
SEQUENTIAL BRANDS GROUP, INC.
filed 2013-04-01
CIK 791770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter was $5,864,671 (based on the closing sales price of the registrant's common stock on that date).

At March 28, 2013, the registrant had 16,210,895 shares of Common Stock, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SEQUENTIAL BRANDS GROUP, INC.

PART I

This 2012 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new business strategies, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our failure to implement our business plan within the time period we originally planned to accomplish;

•	the risks of expanding the number of consumer brands we license;

•	our ability to locate licensees who can design, manufacture and distribute consumer branded products;

•	the demand for our licensed products in the United States and internationally;

•	our ability to enter into license agreements both in the United States and internationally;

•	our ability to acquire new brands;

•	a decrease in the availability of financial resources at favorable terms;

•	industry competition;

•	general economic conditions; and

•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Corporate Overview

We are a licensing and brand management company engaged in promoting, marketing and licensing a portfolio of consumer brands. Presently, our brands include William Rast®, People’s Liberation®, DVS®, Heelys®, Ellen Tracy® and Caribbean Joe® and we intend to grow our portfolio of brands by acquiring rights to additional brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories.

In the second half of 2011, we changed our business model to focus on licensing and brand management. Prior to our change in business model and since 2005, we designed, marketed and provided on a wholesale basis branded apparel and apparel accessories. Commencing in July 2008, we implemented a retail strategy and opened retail stores to sell our branded products. In connection with the change in our business model, we discontinued our wholesale distribution of branded apparel and apparel accessories, liquidated our existing inventory and closed our remaining retail stores. In this report, we refer to our wholesale and retail operations as our Historical Operations. To reflect our business transition, in March 2012, we changed our corporate name from People’s Liberation, Inc. to Sequential Brands Group, Inc.

Our principal offices are located at 1065 Avenue of the Americas, Suite 1705, New York, NY 10018 and our telephone number is (646) 564-2577. We were incorporated under the laws of the State of Delaware in 1982. Our corporate website address is www.sequentialbrandsgroup.com. The information contained on our website is not part of this report.

Licensing and Brand Management Business

Overview

Our objective is to build a diversified portfolio of lifestyle consumer brands by growing our existing portfolio and by acquiring new brands while leveraging our in-house brand management expertise. We also plan to consider entering into joint ventures and other partnerships to acquire brands. To achieve this objective, we intend to:

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

Licensing Relationships

Our business strategy is designed to maximize the value of our brands through the entry into licenses with partners that are responsible for designing, manufacturing and distributing our licensed products. We license our brands with respect to a broad range of products, including apparel, eyewear, footwear and fashion accessories. We seek licensees with the ability to produce and sell quality products in their licensed categories and that demonstrate the ability to meet and exceed the minimum sales thresholds and royalty payments that we generally require.

Including our recently acquired Heelys®, Ellen Tracy® and Caribbean Joe® brands, we currently have more than 50 licensees. In our direct-to-retail licenses, we grant the retailer the exclusive right to distribute branded apparel in a broad range of product categories through stores, consumer-direct mail and consumer-direct e-commerce distribution channels. In our wholesale licenses, we grant rights to a single or small group of related product categories to a wholesale supplier that is permitted to sell licensed products to multiple stores within an approved channel of distribution.

Each of our licensees has a stipulated territory or territories, as well as distribution channels in which the licensed products may be sold. Currently, the majority of our revenues are from U.S. based licenses, but we intend to increase the monetization of our trademarks internationally through additional licenses, partnerships, and other arrangements, such as joint ventures.

Our license agreements typically require the licensee to pay royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach certain specified targets. Our license agreements also typically require the licensees to pay certain minimum amounts for the marketing and advertising of the respective licensed brands. As of March 2013, we have contractual rights to receive from all of our brands, including Heelys®, Ellen Tracy® and Caribbean Joe® approximately $80 million of aggregate minimum royalty revenue through the balance of all of our current licenses, excluding any renewals.

As a result of the change in our business model, we have eliminated inventory risk and reduced the operating exposure we had in our Historical Operations. Our new business model allows us to use our brand management expertise to continue to grow our portfolio of brands and to generate new revenue streams without significantly changing our infrastructure.

Advertising

Our advertising expenditures for our brands are dedicated largely to creating and developing creative advertising concepts, reaching appropriate arrangements with our strategic partners, other spokespeople, advertisements in magazines and trade publications, running Internet advertisements and securing product placements. Further, we market our brands online, through e-mail blasts, banner advertisements and gift with purchase programs.

Some of our license agreements require the payment of an advertising fee by the licensee, and in certain cases, our licensees supplement the marketing of our brands by performing additional advertising services.

Description of Our Brands

William Rast®

The William Rast brand, which constitutes one of our legacy brands, was conceptualized and founded by business partners Justin Timberlake and Trace Ayala. Originally comprised only of denim, the brand has expanded into a complete lifestyle collection, including leathers, outerwear, wovens and knits. William Rast branded products are known for delivering quality, detail, design and comfort. Grounded in the iconography of American denim heritage and biker culture, yet presented in a contemporary context, the William Rast brand has become recognized by denim fans worldwide.

Our William Rast business is conducted through William Rast Sourcing, LLC (“William Rast Sourcing”) and William Rast Licensing, LLC (“William Rast Licensing”), which entities are each consolidated under Bella Rose, LLC (“Bella Rose”), our wholly-owned subsidiary. Each of William Rast Sourcing and William Rast Licensing are owned 82% by Bella Rose and 18% by Tennman WR-T, Inc. (“Tennman WR-T”), an entity owned in part by Justin Timberlake.

In November 2011, we entered into an exclusive license agreement with our primary licensee, J.C. Penney Corporation, Inc. (“JC Penney”), pursuant to which we granted JC Penney a license to use our William Rast trademark in connection with the manufacture, sale and marketing of multiple product categories, including men’s and women’s apparel and accessories. The product categories are subject to certain exceptions as outlined in the license agreement. Under the terms of the agreement, we will provide design, marketing and advertising support for William Rast branded apparel and apparel accessories to JC Penney.

The Company has also entered into additional licenses to design, produce and distribute premium and sportswear accessory categories of William Rast branded apparel in Canada.

People’s Liberation®

Our People’s Liberation brand, which also constitutes one of our legacy brands, is known for its superior fit and silhouette combined with its unique back pocket details and wash features. The brand is also associated with fashionable knit T-shirts, tops, dresses and leggings. In connection with the transition of our business model, we intend to license our People’s Liberation brand in a variety of categories to retailers, wholesalers and distributors in the United States and in select international territories.

Currently, we have one wholesale license for our People’s Liberation brand with our primary licensee, Collection Jeans Limited, LLC (“Collection Jeans”) pursuant to which we granted Collection Jeans the exclusive right in the Unites States to use the People’s Liberation trademark in connection with the manufacturing, distribution, advertising and sale of a wide variety of men’s and women’s apparel products. In January 2013, the People’s Liberation brand was launched in Maurices stores, a national fashion retailer with more than 750 stores.

DVS®

DVS is a leading global brand in the action sports industry with significant brand recognition, and is best known for its great style, technical features and the input of some of the best action sports athletes in the world. In connection with the acquisition of assets relating to the DVS brand in June 2012, we received a 65% economic interest in DVS Footwear International LLC (“DVS LLC”). DVS LLC is a collaboration between us and Elan Polo International, Inc. (“Elan Polo”), a global organization which designs, sources and delivers men's, women's, and children's shoes to retailers around the world. DVS LLC was formed for the purpose of licensing the DVS® trademark to third parties primarily in connection with the manufacturing, distribution, marketing and sale of DVS® branded footwear, apparel and apparel accessories.

In June, 2012, DVS LLC entered into a license agreement with our primary licensee, Elan Polo. Pursuant to the agreement, DVS LLC granted to Elan Polo an exclusive license, subject to certain exceptions, to use the DVS trademark in connection with the worldwide manufacture, distribution, marketing and sale of men’s, women’s and children’s footwear to customers selected by Elan Polo and approved by DVS LLC, as provided in the license agreement.

Heelys®

We acquired the Heelys brand on January 24, 2013 and our Heelys business is conducted through our wholly-owned subsidiary, Heelys, Inc. (“Heelys”). Founded in 1999, the Heelys brand has been a breakout success in the world of action sports among children and teens with its innovative wheeled footwear. Heelys’ core product, HEELYS-wheeled footwear, is patented dual purpose footwear that incorporates a stealth, removable wheel in the heel.

In connection with the acquisition of Heelys, we entered into a multi-country exclusive license agreement with our primary licensee, BBC International LLC (“BBC”) to license the trademark Heelys®. The license agreement grants an exclusive license to use the Marks and certain proprietary rights, including patents, in connection with the manufacturing, distribution, advertising and sale of wheeled footwear and footwear without wheels subject to the terms and conditions stated in the license agreement.

Ellen Tracy® and Caribbean Joe®

On March 29, 2013, we acquired two consumer lifestyle brands, Ellen Tracy® and Caribbean Joe®. Ellen Tracy® was founded in 1949 and has grown into a leading fashion brand distributed in premium department and specialty stores. The evolution of the brand continued in 2010, when, Macy’s became the exclusive sportswear retailer for Ellen Tracy® and the brand began launching internationally. In addition, Ellen Tracy® expanded to include collections for footwear, outerwear, legwear, hosiery, belts, eyewear, fragrance, handbags, jewelry and home. Licensees for Ellen Tracy® include Li & Fung USA for sportswear; G-III Apparel Group Ltd. for outerwear and dresses and Komar for intimates apprarel.

Caribbean Joe® is an island inspired lifestyle brand distributed in more than 10,000 retail locations with product categories that range from men’s and women’s apparel to swimwear and accessories. Caribbean Joe® licensees include the Moret Group for women’s and girl’s sportswear; and Bernette Textile Co. for men’s and boy’s sportswear.

Historical Operations

US Wholesale Sales and Distribution

As part of our Historical Operations, we sold our products through our own sales force based in Los Angeles, New York and Atlanta. Additionally, we operated showrooms in Los Angeles, New York and Atlanta with dedicated salaried and commissioned sales staff. We also employed customer service representatives who were assigned to key customers and provided in-house customer service support. We shipped products to and invoiced our United States customers directly from warehouse facilities located in or around Los Angeles, California. Under agreements with third-party warehouses, we outsourced all of our finished goods shipping, receiving and warehouse functions.

In the United States, we distributed our William Rast branded merchandise and, through April 26, 2011 prior to the sale of our J. Lindeberg branded business, our J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and Zappos.com. In 2012, we transitioned our business model and liquidated our existing inventory of William Rast and People’s Liberation branded apparel.

International Wholesale Sales and Distribution

In our Historical Operations, we sold our William Rast branded apparel products internationally in select countries directly and through agents and distributors to better department stores and boutiques. Our distributors purchased products at wholesale prices for resale in their respective territories and marketed, sold, warehoused and shipped William Rast branded apparel products at their expense. Our agents were paid a commission on net sales of our William Rast products. In 2012, we had an immaterial amount of sales of William Rast branded apparel from our international wholesale operations.

Retail Sales

Our Historical Operations included the sale of William Rast branded apparel and accessories through our William Rast branded retail stores and also through our William Rast branded outlet store. As part of our transition from our Historical Operations to our current business as a brand management and licensing company, we closed our William Rast retail stores located in Miami, Florida and San Jose, California in November 2011 and our William Rast retail stores located in Century City, California and Cabazon, California in 2012. In 2012, we had limited sales from these locations.

Through April 26, 2011, we also sold J. Lindeberg branded apparel and accessories through our three full-price J. Lindeberg branded retail stores. We sold our interest in our J. Lindeberg business to our joint venture partner in April 2011, including our three retail stores.

Manufacturing and Supply

In our Historical Operations, we sourced the majority of our denim products from domestic third party contract manufacturers located in or around Los Angeles, California. We made our denim products from high quality fabrics milled primarily in the United States, Japan, Italy, Turkey and Mexico. For the majority of our William Rast knits and other non-denim products, we sourced these goods from international suppliers primarily in Asia. Under our brand management and licensing business model, our licensees are responsible for sourcing licensed products.

Competition

Our brands are subject to extensive competition from various domestic and foreign brands. Each brand has many competitors within each of its specific distribution channels that span a broad variety of product categories. These competitors have the ability to compete with our licensees in terms of fashion, quality, price and/or advertising.

In addition, we face competition for retail licenses and brand acquisitions. Companies owning established brands may decide to enter into licensing arrangements with retailers similar to the ones we currently have in place, thus creating direct competition. Similarly, the retailers to which we currently, or may in the future, license our brands, may decide to develop or purchase brands rather than enter into license agreements with us. We also compete with traditional apparel and consumer brand companies and with other brand management companies for acquisitions.

Trademarks

We have domestic, foreign and international intellectual property coverage for the technology and designs incorporated into Heelys-wheeled footwear. We own the rights to more than 83 issued patents, pending patents applications, and industrial designs in more than 25 countries.

Our trademarks, William Rast®, People’s Liberation®, DVS® Heelys®, Ellen Tracy® and Caribbean Joe®, and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a variety of product categories, including footwear, eyewear, apparel, fragrance, handbags, watches and various other goods. We intend to renew these registrations as appropriate prior to their expiration. In addition, we register our trademarks in other countries and regions around the world.

We monitor on an ongoing basis unauthorized use and filings of our trademarks, and we rely primarily upon a combination of federal, state, and local laws, as well as contractual restrictions, to protect our intellectual property rights, both domestically and internationally.

Employees

As of March 29 2013, we have a total of 14 full time employees related to our continuing operations. None of our employees are represented by a labor union. We consider our relationship with our employees to be satisfactory.

Item 1A.	Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. In addition to other information contained in this report, the following risk factors highlight some of the factors that have affected, and in the future, could affect our operations:

The failure of our licensees to adequately produce, market and sell products bearing our brand names in their license categories or to otherwise fulfill their contractual obligations under their license agreements with us could result in a decline in our results of operations.

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

Although most of our licensees guarantee minimum net sales and minimum royalties to us, a failure of our brands or of products bearing our brands to achieve or maintain market acceptance could cause a reduction of our licensing revenues and could further cause existing licensees not to renew their agreements. Such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if such devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. Continued market acceptance of our brands and our licensees’ products, as well as market acceptance of any future products bearing our brands, is subject to a high degree of uncertainty, made more so by constantly changing consumer tastes and preferences. Maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks will require our continuing marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales of our licensees’ products. Furthermore, while we believe that we currently maintain sufficient control over the products our licensees’ produce through the provision of trend and design direction and our right to preview and approve products, including their presentation and packaging, we do not actually design or manufacture products bearing our marks and therefore have more limited control over such products’ quality and design.

If we are unable to identify and successfully acquire additional trademarks, our rate of growth may be reduced, and even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

A key component of our growth strategy is the acquisition of additional trademarks. We recently acquired Heelys in January 2013, and Ellen Tracy and Caribbean Joe from Brand Matter, LLC (“Brand Matter”) in March 2013, and are exploring new acquisitions. However, as our competitors continue to pursue our brand management model, acquisitions may become more expensive and suitable acquisition candidates could become more difficult to find. In addition, even if we successfully acquire additional trademarks or the rights to use additional trademarks, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

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

Our trademark licenses are for products in the apparel, footwear and fashion accessories markets, in which our licensees face intense competition. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

If our competition for retail licenses and brand acquisitions increases, or our current direct-to-retail licensee elects not to renew its license or renew on terms less favorable than today, our growth plans could be slowed.

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

A significant portion of the products sold by our licensees are manufactured overseas. There are substantial risks associated with foreign manufacturing, including changes in laws relating to quotas, and the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments. Further, our licensees may experience fluctuations in the price, availability and quality of fabrics and raw materials used by them in their manufactured apparel or purchased finished goods. Any of these risks could increase our licensees’ operating costs. Our licensees also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by their suppliers. If these goods are destroyed or damaged during shipment, the revenues of our licensees, and thus our royalty revenues over and above the guaranteed minimums, could be reduced as a result of our licensees’ inability to deliver or their delay in delivering their products.

We may not be able to adequately protect our intellectual property rights.

We own, through our wholly-owned subsidiaries and joint ventures, U.S. federal trademark registrations and foreign trademark registrations for our brands that are vital to the success and further growth of our business. The loss of or inability to enforce our proprietary rights could adversely affect our business. For instance, if any third party independently develops similar products to those marketed and distributed by our licensees or manufactures knock-offs of such products, it may harm the reputation of our brands, decrease their value and/or cause a decline in our licensees’ sales and thus our revenues. Additionally, the laws of foreign countries may provide inadequate protection of intellectual property rights, making it difficult to enforce such rights in those countries.

We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources and negatively impact our business operations. In addition, notwithstanding the rights we have secured in our intellectual property, third parties may bring claims against us alleging that we have infringed on their intellectual property rights or that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse effect on our business.

We are dependent upon the services of our key executives, including our Chief Executive Officer, Yehuda Shmidman, and our Chief Financial Officer, Gary Klein. If we lose the services of Mr. Shmidman or Mr. Klein, we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our success is largely dependent upon the expertise and knowledge of our Chief Executive Officer, Yehuda Shmidman, and our Chief Financial Officer, Gary Klein, whom we rely upon to formulate our business strategies. Mr. Shmidman’s, Mr. Klein’s and our other executives' leadership and experience in the apparel licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. The loss of the services of Mr. Shmidman, Mr. Klein or our other key executives could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity. In addition, if either our new Chief Executive Officer or our new Chief Financial Officer is unable to work with our existing management team to implement our strategies, manage our operations and accomplish our objectives, our business, operations and financial results could be impaired.

Our William Rast business is a collaboration with Tennman WR-T, an entity owned in part by Justin Timberlake and our DVS business is a collaboration with Elan Polo. Should our relationship with any of our business partners deteriorate, our sales and profitability may be negatively impacted.

Certain of our consolidated subsidiaries that we manage have the exclusive rights to manufacture clothing and accessories under the William Rast tradename or DVS tradename, as applicable. We share ownership of subsidiaries that conduct our William Rast business with Tennman WR-T, an entity controlled by Justin Timberlake and we share ownership of DVS Footwear International, LLC, the entity that conducts our DVS business, with Elan Polo. In the event that our relationships with one or more of our business partners deteriorate, our sales and profitability may be negatively impacted.

Our operating results may fluctuate significantly.

Management expects that we will experience substantial variations in our revenue and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

*	the timing of the introduction of new licensed products by our licensees;
*	the level of consumer acceptance of our brands and licensed products;
*	general economic and industry conditions that affect consumer spending and retailer purchasing;
*	the availability of viable licensees that meet our brand criteria; and
*	the timing of our marketing expenditures.

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

Our business may be negatively impacted by general economic conditions and weakness in the global economy.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers and distributors, who license our brands. Consumer spending has deteriorated significantly and may remain depressed, or be subject to further deterioration for the foreseeable future. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of apparel, footwear and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industry, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, our licensees may not be able to maintain or increase sales of our branded products to existing customers, make sales to new customers, open or operate new retail stores or maintain sales levels at existing stores. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy.

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

Future sales or issuances of our common stock may cause the prevailing market price of our shares to decrease. In addition, the future issuance of common stock may dilute the holdings of our then existing stockholders.

We have issued a substantial number of shares of common stock that are eligible for resale under Rule 144 of the Securities Act of 1933, as amended (“Securities Act”) and that may become freely tradable. We have also already registered a substantial number of shares of common stock that are issuable upon the exercise of options and are obligated to register for resale 4,966,667 shares of common stock that we sold to accredited investors in a private offering that closed on January 9, 2013. If the holders of our options choose to exercise their purchase rights and sell the underlying shares of common stock in the public market, or if holders of currently restricted shares of our common stock choose to sell such shares in the public market under Rule 144 or pursuant to an effective registration statement, the prevailing market price for our common stock may decline. In addition, future issuances of common stock could dilute the holdings of our then existing stockholders.

The warrant transactions that we have entered into may affect the value of our common stock and dilute the holdings of our then existing stockholders.

The issuance of shares upon the exercise or conversion of our derivative securities, including, without limitations, the exercise of warrants, could depress our stock price and further dilute the holdings of our then existing stockholders.

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

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing licensing operations, promote our brands and finance the acquisition of additional brands.

Our officers and directors and their affiliates own a significant portion of our common stock, which limits our stockholders’ ability to influence the outcome of key transactions, could make it more difficult for a third party to acquire us and may adversely affect our stockholders.

Our officers and directors and their affiliates beneficially owned approximately 51.8% of our outstanding voting shares as of April 1, 2013. As a result, our officers and directors are able to control the outcome of any matters submitted to a vote of the holders of our common stock, including the election of our board of directors. The voting power of these stockholders could also discourage others from seeking to acquire control of the company through the purchase of our common stock, which might depress the price of our common stock.

The Purchase Agreement entered into with TCP WR Acquisition, LLC (“TCP”) prevents us from taking certain actions without TCP’s consent.

The Purchase Agreement we entered into with TCP in February 2012 contains negative covenants that prohibit us and our subsidiaries from taking certain actions without TCP’s prior consent until the later of February 3, 2014 and the date on which TCP’s beneficial ownership of our common stock is less than 40% of our fully diluted common stock. The negative covenants apply to, with certain exceptions, issuing debt or equity securities; acquiring assets or equity interests of third parties, disposing of assets or equity interests of subsidiaries, entering into joint ventures, or engaging in other types of merger and acquisition transactions; paying or declaring dividends; settling litigation; entering into transactions with affiliates; dissolving or commencing bankruptcy proceedings; or changing our principal lines of business. As a result, TCP has significant control over the operations of our business, which could discourage others from seeking to acquire control of the company through the purchase of our common stock, which could have an adverse impact on our stock price.

We are subject to a number of restrictive covenants under our borrowings relating to our acquisition of Brand Matter, including customary operating restrictions and customary financial covenants. Our business, results of operations and financial condition may be adversely affected if we are unable to maintain compliance with such covenants.

In order to finance our recent acquisition of Brand Matter, we entered into a First Lien Loan Agreement with Bank of America, N.A., and a Second Lien Loan Agreement with Pathlight Capital, LLC (together, the “Loan Agreements”). The Loan Agreements are guaranteed jointly and severally by our U.S. subsidiaries. Our and our subsidiaries’ obligations under the Loan Agreements and the associated guarantees are secured by first priority liens (subject, in the case of the Second Lien Loan Agreement, to the liens under the First Lien Loan Agreement) on, and security interests in, substantially all of the present and after-acquired assets of us and each of our subsidiaries, subject to certain exceptions. The Loan Agreements contain a number of restrictive covenants, representations and warranties, including those relating to the intellectual property that we and our subsidiaries own and the status of our material license agreements. In addition, the Loan Agreements include covenants and events of default relating to our income levels, loan to value ratios and cash balances, as well as limitations on further indebtedness, liens on the assets of us and our subsidiaries, consummation of acquisitions, dispositions and other fundamental changes, and restrictions on issuing dividends and other restricted payments, and equity interests.

If our business, results of operations or financial condition are adversely affected by one or more of the risk factors described above, or other factors described in this annual report on Form 10-K or elsewhere in our filings with the SEC, we may be unable to maintain compliance with these financial covenants. If we fail to comply with such covenants, our lenders under the Loan Agreements could demand immediate payment of amounts outstanding under each agreement. Under such circumstances, we would need to seek alternate financing sources to fund our ongoing operations and to repay amounts outstanding and satisfy our other obligations under our existing borrowing and financing arrangements. Such financing may not be available on favorable terms, if at all. Consequently, we may be restricted in how we fund ongoing operations and strategic initiatives and deploy capital, and in our ability to make acquisitions and to pay dividends. As a result, our business, results of operations and financial condition may be further adversely affected if we are unable to maintain compliance with the covenants under the Loan Agreements.

Our substantial level of indebtedness could adversely affect our financial condition and results of operations.

Upon entering into the Loan Agreements, we incurred indebtedness of $65 million. Our substantial indebtedness could have important consequences for stockholders and significant effects on our business. For example, it could: make it more difficult for us to satisfy our financial obligations; increase our vulnerability to general adverse economic, industry and competitive conditions; reduce the availability of our cash flow to fund working capital and capital expenditures because we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting; and limit our ability to borrow additional funds. Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to satisfy any other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting us and our industry, many of which are beyond our control.

Our lenders have rights that are senior to those of our common stockholders.

Payments of the principal and interest under the Loan Agreements entered in connection with the Brand Matter acquisition are secured by first and second priority liens on, and security interests in, substantially all of our and our subsidiaries’ present and after-acquired assets. We must make payments under the Loan Agreements before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the claims of our lenders must be satisfied before any distributions can be made on our common stock. As a result, our common stockholders would receive distributions only after priority distributions to our lenders are satisfied and may receive nothing in the event of our bankruptcy, dissolution or liquidation.

We have a material amount of goodwill and other intangible assets, including our trademarks, recorded on our balance sheet. As a result of changes in market conditions and declines in the estimated fair value of these assets, we may, in the future, be required to write down a portion of this goodwill and other intangible assets and such write-down would, as applicable, either decrease our net income or increase our net loss.

As of December 31, 2012, goodwill represented approximately $0.4 million, or approximately 4.8% of our total consolidated assets, and trademarks represented approximately $4.3 million, or approximately 47.8% of our total consolidated assets. Under current U.S. GAAP accounting standards, goodwill and indefinite life intangible assets are no longer amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. Our trademarks are reviewed for impairment whenever events or changes in circumstances indicate that that the carrying amount may not be recoverable. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Our use of certain tax attributes may be limited.

We have significant net operating losses (“NOLs”). A valuation allowance has been provided as of December 31, 2012 for the entire amount of our deferred income tax asset related to NOL carryforwards. As of December 31, 2012, the total NOLs available to carry forward to future periods amounted to approximately $20.1 million. We issued senior secured convertible debentures, warrants to purchase Common Stock and shares of Series A Preferred Stock to TCP in February 2012. As a result of TCP’s investment, in February 2012 we experienced an “ownership change” under Section 382 of the Internal Revenue Code, limiting our utilization of any NOLs accrued up to February 2012 based upon a formula provided under Section 382 of the Code that is based on the fair market value of the Company and prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of NOLs as a result of TCP’s investment could affect our ability to offset future taxable income.

Combining our business with the Brand Matter business may be more difficult, costly or time consuming than expected, which may adversely affect our results and negatively affect the value of our stock.

The success of the recent Brand Matter acquisition will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining our business and Brand Matter’s business. If we are unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits and cost savings of the transaction may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be affected adversely. It is possible that the integration process could result in the loss of key employees, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers, employees and suppliers or to achieve the anticipated benefits of the acquisition. We also may be unable to manage our exposure to unanticipated costs, expenses or liabilities, or meet the challenges of consolidating sales and marketing operations and management information systems, combining business cultures and compensation structures, and identifying and eliminating redundant and underperforming operations and assets.

The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual synergies, if achieved at all, may be lower than what we expect and may take longer to achieve than anticipated. If we are not able to adequately address these challenges, we may be unable to successfully integrate Brand Matter’s business into ours, or to fully realize the anticipated benefits of the integration of Brand Matter, which could have an adverse effect on our revenues, level of expenses and operating results which may adversely affect the value of our common stock.

We expect to incur significant costs in winding down the legacy wholesale operations of our newly acquired Heelys business and this may divert management’s attention away from our operation.

We acquired Heelys in January of 2013 and expect to incur significant costs in the process of winding down its legacy wholesale operations. This process may place a significant burden on our management and internal resources. The diversion of management’s attention and any difficulties encountered in the transition process could harm our business, financial condition and operating results.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 10,000 square feet of office and showroom space, as well as office equipment, in New York for our new corporate headquarters under a temporary agreement that expires on December 31, 2013. We plan to enter into a long term agreement with the landlord for this space prior to the expiration of the term of the current agreement.

We also are party to a lease agreement for 3,000 square feet of office space for our old corporate headquarters in California. We are exploring strategic options to sublease or terminate this lease.

We believe that the facilities we utilize are well maintained, in good operating condition, and adequate to meet our current and foreseeable needs.

Item 3.	Legal Proceedings

From time to time, we are involved in legal matters arising in the ordinary course of business. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are, or could be, involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations. Contingent liabilities arising from potential litigation are assessed by management based on the individual analysis of these proceedings and on the opinion of the Company’s lawyers and legal consultants. At December 31, 2012, the Company is a defendant in litigation involving former vendors of the Company’s discontinued wholesale operations. These vendors’ claims relate primarily to amounts owed for goods sold and delivered to the Company. Based on the information received from our legal consultants and on the analysis of potential demands, we have recorded an estimated liability for the probable loss as a component of liabilities of discontinued operations in our consolidated balance sheet at December 31, 2012.

Shareholder Derivative Complaint

On January 17, 2012, plaintiff RP Capital, LLC filed a shareholders’ derivative complaint in the Superior Court of the State of California, County of Los Angeles, Case Number BC477118 against the company and former directors Colin Dyne, Kenneth Wengrod, Susan White and Dean Oakey.  The case alleges that the defendants (i) breached their fiduciary duties to the company for failing to properly oversee and manage the company, (ii) certain defendants were unjustly enriched, (iii) abused their control, (iv) grossly mismanaged the company, (v) wasted corporate assets, (vi) engaged in self-dealing, and (vii) breached their fiduciary duties by disseminating false and misleading information.  The plaintiffs seek (i) judgment against the defendants in favor of the company for the amount of damages sustained by the company as a result of the defendants’ alleged breaches of their fiduciary duties; (ii) judgment directing the company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws; (iii) an award to the company of restitution from the defendants and an order from the court to disgorge all profits, benefits and other compensation obtained by the defendants from their alleged wrongful conduct and alleged fiduciary breaches and (iv) an award of costs and disbursements of the action, including reasonable fees for professional services.  The parties have agreed upon a settlement in the action. The court granted final approval of the settlement on March 12, 2013 and dismissed the case on the same day. Pursuant to the settlement, we are required, subject to certain exceptions, to implement and maintain in effect for a period of three years certain corporate governance initiatives, many of which we implemented in early 2012. The settlement did not include any cash payment for damages.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is quoted on the OTCQB Over-The-Counter market under the symbol “SQBG.” The following table sets forth, for the periods indicated, the high and low bid information for the common stock, as determined from quotations on the Over-the-Counter market. The information has been adjusted to reflect a 1-for-15 reverse stock split of our common stock which took effect on September 11, 2012. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Year Ended December 31, 2012
First Quarter	$7.65	$0.82
Second Quarter	$5.70	$1.80
Third Quarter	$5.25	$1.80
Fourth Quarter	$6.50	$4.01

Year Ended December 31, 2011
First Quarter	$2.10	$1.05
Second Quarter	$2.55	$0.90
Third Quarter	$1.65	$0.45
Fourth Quarter	$1.80	$0.52

On March 28, 2013, the closing sales price of our common stock as reported on the OTCQB was $7.00 per share. As of March 28, 2013, there were approximately 449 record holders of our common stock.

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

Recent Sales of Unregistered Securities

On November 19, 2012, in connection with Mr. Shmidman’s appointment as our Chief Executive Officer, Mr. Shmidman purchased 396,196 shares of our common stock at a purchase price of $0.001 per share. On November 19, 2012, 99,049 of these shares vested, and the remaining shares will vest in equal installments on each of the first, second and third anniversaries of the date of issuance of the shares.

On November 29, 2012, in connection with Mr. Klein’s appointment as our Chief Financial Officer, Mr. Klein purchased 80,000 shares of our common stock at a purchase price of $0.001 per share. 20,000 of these shares vested upon Mr. Klein’s employment commencement date, and the remaining shares will vest in equal installments on each of the first, second and third anniversaries of the date of issuance of the shares.

The shares of common stock sold to each of Mr. Shmidman and Mr. Klein were sold in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Rule 506 of Regulation D thereunder (“Regulation D”). Each of Mr. Shmidman and Mr. Klein are “accredited investors” as defined in Regulation D.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the Consolidated Financial Statements of Sequential Brands Group, Inc., formerly People’s Liberation, Inc., and the “Notes to Consolidated Financial Statements” included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Sequential Brands Group, Inc. for the fiscal year ended December 31, 2012. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Licensing and Brand Management Business

We are a licensing and brand management company that promotes, markets and licenses a portfolio of consumer brands. Presently, our brands include William Rast®, People’s Liberation®, DVS® Heelys®, Ellen Tracy® and Caribbean Joe®. We intend to grow our portfolio of brands by acquiring rights to additional brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In our licensing arrangements, our licensing partners are responsible for designing, manufacturing and distributing our licensed products, subject to our continued oversight and marketing support.  Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a traditional operating company.

Our licensing agreements with leading retail and wholesale licensees provide us with a predictable stream of guaranteed minimum royalties. Including our recently acquired Heelys®, Ellen Tracy® and Caribbean Joe® brands, we currently have more than 50 licensees. In our direct-to-retail licenses, we grant the retailer the exclusive right to distribute branded apparel in a broad range of product categories through stores, consumer-direct mail and consumer-direct e-commerce distribution channels. In our wholesale licenses, we grant rights to a single or small group of related product categories to a wholesale supplier that is permitted to sell licensed products to multiple stores within an approved channel of distribution.

Historical Operations

In the second half of 2011, we changed our business model to focus on licensing and brand management. Prior to our change in business model and since 2005, we designed, marketed and provided on a wholesale basis branded apparel and apparel accessories. In the United States, we distributed our William Rast branded merchandise and, through April 26, 2011, our J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores as well as online through various websites. We also sold our William Rast branded apparel products internationally in select countries directly and through agents and distributors to better department stores and boutiques. Our distributors purchased products at wholesale prices for resale in their respective territories and marketed, sold, warehoused and shipped William Rast branded apparel products at their expense. In connection with the change in our business model, we discontinued our wholesale distribution of branded apparel and apparel accessories and liquidated our existing inventory. In 2012, we had limited sales from our wholesale operations.

Our Historical Operations also included the sale of William Rast branded apparel and accessories through our William Rast branded retail stores and also through our William Rast branded outlet store. As part of our transition from a wholesale and retail provider of apparel and apparel accessories to a brand management and licensing business, we closed our William Rast retail stores and had limited sales from these locations in 2012. Through April 26, 2011, we also sold J. Lindeberg branded apparel and accessories through three J. Lindeberg branded retail stores. We sold our interest in our J. Lindeberg business to our joint venture partner in April 2011, including our three retail stores.

Overview of Key 2012 Events

Reverse Stock Split

On September 11, 2012, we effected a 1-for-15 reverse stock split of our common stock. As a result of the reverse stock split, every fifteen shares of our common stock were combined into one share of common stock. Immediately after the September 11, 2012 effective date, we had approximately 2.4 million shares of common stock issued and outstanding. The share numbers and prices in this report have been adjusted to give retroactive effect to the reverse stock split.

DVS Acquisition

In June 2012, we completed a series of transactions which included (i) the acquisition of assets relating to the consumer product brands “DVS®” and “Matix®” from DVS Shoe Co. for cash consideration of $8.55 million, (ii) the sale of all of the acquired assets relating to the Matix® brand and certain assets related to the DVS® brand to Westlife for cash consideration of $2.95 million, (iii) the contribution of the trademarks related to the DVS® brand into DVS LLC, and (iv) the entry into two license agreements by DVS LLC in relation to the DVS® brand.

Entry into Collaboration and License Agreement with Elan Polo International, Inc.

In June 2012, DVS LLC entered into a license agreement with Elan Polo. Pursuant to the license agreement, DVS LLC granted to Elan Polo an exclusive license, subject to certain exceptions, to use the DVS trademark in connection with the worldwide manufacture, distribution, marketing and sale of men’s, women’s and children’s footwear to customers selected by Elan Polo and approved by DVS LLC, as provided in the license agreement.

In connection with the entry into the license agreement with Elan Polo, we also sold the DVS branded inventory, purchase orders, customer lists and other intangible assets acquired from DVS Shoe Co. to Elan Polo for $640,000, its estimated fair market value.

Sale of Debentures, Warrants and Series A Preferred Stock

On February 2, 2012, we entered into a Securities Purchase Agreement with TCP WR Acquisition, LLC. Pursuant to the Securities Purchase Agreement, we sold Debentures, Warrants and Series A Preferred Stock to TCP WR Acquisition, LLC, as further described in Note 10 of the consolidated financial statements. A portion of the proceeds received from this transaction was used to pay amounts due to our factor, Rosenthal & Rosenthal, and terminate our factoring facility, payoff our notes payable to Monto Holdings (pty) Ltd. and Mobility Special Situations I, LLC and pay certain past due payables. Net proceeds from this transaction after the payment of closing, legal and other costs and the repayment of the aforementioned debt amounted to approximately $11.7 million.

Critical Accounting Policies, Judgments and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements. On an on-going basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements are as follows:

Revenue Recognition. We have entered into various trade name license agreements that provide revenues based on minimum royalties and additional revenues based on a percentage of defined sales. Minimum royalty and design revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Payments received as consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheet as deferred license revenue. License revenue is not recognized unless collectability is reasonably assured. Wholesale revenue was recognized when merchandise was shipped to a customer, at which point title transferred to the customer, and when collection was reasonably assured. Customers were not given extended terms or dating or return rights without proper prior authorization. Revenue was recorded net of estimated returns, charge backs and markdowns based upon management’s estimates and historical experience. Website revenue was recognized when merchandise was shipped to a customer and when collection was reasonably assured. Retail revenue was recognized on the date of purchase from our retail stores. Design revenue received under design and license agreements is recorded in the period in which the design services are provided to the licensee.

Impairment of Long-Lived Assets and Intangibles. Long-lived assets, representing trademarks related to the Company’s brands, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company's reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations..

Income Taxes. We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our consolidated balance sheet for temporary differences in loss and credit carry forwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to our results in future periods. The outcome of events could differ over time which would require that we make changes in our valuation allowance.

Share Based Payments and Other Equity Transactions. Share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Under this method of accounting, we are required to estimate the fair value of share based payment that we make to our employees by developing assumptions regarding expected holding terms of stock options, volatility rates, and expectation of forfeitures and future vesting that can significantly impact the amount of compensation cost that we recognize in each reporting period.

We are also required to apply complex accounting principles with respect to accounting for financing transactions that we have consummated in order to finance the growth of our business. These transactions, which generally consist of convertible debt and equity instruments, including warrants, require us to use significant judgment in order to assess the fair values of these instruments at their dates of issuance, which is critical to making a reasonable presentation of our financing costs and how we finance our business.

Results of Operations

The following table presents consolidated statement of operations data from continuing operations for each of the years indicated as a percentage of net revenue.

	Year Ended December 31,
	2012	2011
Net Revenue	100.0%	100.0%
Operating Expenses	224.0%	31.4%
Operating (Loss) Income from Continuing Operations	(124.0)%	68.6%

Comparison of the Years Ended December 31, 2012 and 2011

The following table sets forth, for the periods indicated, consolidated statements of operations information:

	Year Ended December 31,
	2012	2011	% Change
Net Revenue	$5,273,945	$546,800	864.5%
Operating Expenses	11,811,927	171,479	6788.3%
(Loss) Income from Operations	(6,537,982)	375,321	(1842.0)%
Interest Expense, Net	828,945	137,072	504.8%
(Loss) Income Before Income Taxes	(7,366,927)	238,249	(3192.1)%
Provision (Benefit) for Income Taxes	26,998	(800)	(3474.8)%
(Loss) Income from Continuing Operations	(7,393,925)	239,049	(3193.1)%
Loss from Discontinued Operations	(1,780,307)	(6,218,670)	(71.4)%
Net Loss	(9,174,232)	(5,979,621)	53.4%
Noncontrolling Interest - Continuing Operations	48,862	22,180	120.3%
Noncontrolling Interest - Discontinued Operations	-	3,620,391	(100.0)%
Net Loss Attributable to Common Stockholders	$(9,125,370)	$(2,337,050)	290.5%

At the end of 2011, we began to transition our business from a wholesale and retail operation to a licensing and brand management model. As such, our year-over-year results are not comparable.

Net revenue for the year ended December 31, 2012 consists of license revenue earned from our license agreements related to our William Rast, People’s Liberation and DVS brands. In connection with the transition of our business model, our People’s Liberation brand entered into the licensing business during the third quarter of 2012 and we acquired the DVS brands at the end of the second quarter of 2012. Net revenue for 2011 consists of revenue earned from the William Rast brand from licenses that commenced in the fourth quarter of that year.

Our expense structure for the year ended December 31, 2012 is not representative of what we expect our normalized brand management and licensing business to be in the future. Of the total operating expenses for year ended December 31, 2012 totaling approximately $11.8 million, approximately $2.9 million is related to one-time termination benefits, fixed asset impairment charges and lease termination costs in connection with transitioning our licensing operations from Los Angeles to New York; approximately $2.7 million is related to deal costs incurred in connection with acquisitions that have or are expected to occur; approximately $0.7 million is related to restricted stock compensation granted in connection with the commencement of employment of our new executive team; and approximately $5.6 million is related to the day to day activities of our Company, which is primarily comprised of compensation, professional fees, advertising and royalty expenses paid under our agreement with Tennman WR-T.

Interest expense during the year ended December 31, 2012 resulted primarily from non-cash interest related to the accretion of the valuation discount and amortization of deferred financing costs associated with our Senior Secured Convertible Debentures (“Debentures”) and interest at a rate of LIBOR on our $14.5 million Debentures. Interest expense during the year ended December 31, 2011 resulted primarily from interest due on our promissory notes payable in the aggregate principal amount of $1,750,000.

Noncontrolling interest from continuing operations recorded for the year ended December 31, 2012 represents net loss allocations to Elan Polo, a member of DVS LLC. Noncontrolling interest from continuing operations recorded for the year ended December 31, 2011 represents net loss allocations to Tennman WR-T, a member of William Rast Sourcing and William Rast Licensing.

Discontinued Operations of Wholesale Business

	Year Ended December 31, 2012	Year Ended December 31, 2011	Percent Change

Loss from discontinued operations	$(985,126)	$(6,550,550)	(85.0)%
Noncontrolling interest in discontinued operations	-	3,117,623	(100.0)%
Net loss from discontinued operations	$(985,126)	$(3,432,927)	(71.3)%

Net loss from discontinued operations of our wholesale business for the year ended December 31, 2012 and 2011 represents the results of operations of our People’s Liberation and William Rast wholesale business. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary were discontinued. In 2012, we also decided to discontinue our wholesale operations completely. For the remainder of 2012, we continued to sell People’s Liberation branded apparel on a limited basis through our domestic wholesale operations in order to liquidate our existing inventory. The decrease in loss from discontinued operations of our wholesale business during the year ended December 30, 2012 compared to the year ended December 30, 2011 was due primarily to an overall reduction in revenue and operating expenses as we continued to wind down our wholesale operations in 2012; offset by non-recurring income received in the settlement of our litigation with Charlotte Russe during the first quarter of 2011.We do not expect any significant costs to be incurred in future periods related to the closing down of our wholesale business.

Discontinued Operations of Retail Subsidiary

	Year Ended December 31, 2012	Year Ended December 31, 2011	Percent Change

Loss from discontinued operations	$(795,181)	$(1,554,672)	(48.9)%
Noncontrolling interest in discontinued operations	-	439,883	(100.0)%
Net loss from discontinued operations	$(785,181)	$(1,114,789)	(29.6)%

Net loss from discontinued operations of retail subsidiary for the year ended December 31, 2012 and 2011 represents the results of operations of our William Rast Retail subsidiary. In November 2011, we began to transition from a wholesale and retail focused business to a brand management and licensing business. As a result, our retail operations included in our William Rast Retail subsidiary, which consisted of four retail stores, were discontinued. We closed two of our retail stores in 2011, one store in the second quarter of 2012, and the remaining store closed in December 2012. The decrease in net loss from discontinued operations of our retail subsidiary during the year ended December 31, 2012 compared to the year ended December 31, 2011 is due primarily to decreased operating expenses during the year ended December 31, 2012.We do not expect any significant costs to be incurred in future periods related to the closing down of our retail subsidiary as all stores were closed by December 31, 2012.

Discontinued Operations of J. Lindeberg Subsidiaries

	Year Ended December 31, 2012	Year Ended December 31, 2011	Percent Change

Net loss from discontinued operations	$-	$(125,771)	100.0%
Gain on sale of member interest in subsidiary	-	2,012,323	(100.0)%
	-	1,886,552	(100.0)%
Noncontrolling interest in discontinued operations	-	62,885	(100.0)%
Net loss from discontinued operations	$-	$1,949,437	(100.0)%

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

Liquidity and Capital Resources

As of December 31, 2012, our continuing operations had cash and cash equivalents of approximately $2.6 million and a working capital deficit of approximately $524,000. As of December 31, 2011, our continuing operations had cash and cash equivalents of approximately $243,000 and a working capital deficit of approximately $4.4 million.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the years ended December 31, 2012 and 2011 are summarized in the following table:

	Years Ended December 31,
	2012	2011

Operating activities	$(4,502,491)	$3,686,234
Investing activities	(4,972,157)	722,156
Financing activities	14,029,778	1,000,000
Net increase in cash	$4,555,130	$5,408,390

Operating Activities

Net cash used in operating activities from continuing operations was approximately $4.5 million for the year ended December 31, 2012 and net cash provided by operating activities from continuing operations was approximately $3.7 million for the year ended December 31, 2011. Net cash used in operating activities from continuing operations for the year ended December 31, 2012 was primarily a result of our 2012 net loss and decreased deferred license revenue, offset by increased accounts payable and accrued expenses and decreased receivables. Net cash provided by operating activities from continuing operations for the year ended December 31, 2011 was primarily a result of increased accounts payable and accrued expenses and an increase in deferred license revenue during the year.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $5.0 million for the year ended December 31, 2012 and net cash provided by investing activities from continuing operations was approximately $722,000 for the year ended December 31, 2011. Net cash used in investing activities from continued operations for the year ended December 31, 2012 consisted primarily of $8.6 million of cash paid in the DVS acquisition in June 2012, less the $3.6 million in cash received from the sale of certain assets originally acquired in the DVS transaction. Net cash provided by investing activities from continued operations for the year ended December 31, 2011 consisted primarily of proceeds received from the sale of a receivable resulting from the sale of our membership interest in J. Lindeberg USA and a decrease in restricted cash, offset by capital expenditures.

Financing Activities

Net cash provided by financing activities from continuing operations for the years ended December 31, 2012 and 2011 amounted to approximately $14.0 million and $1.0 million. In February 2012, we received $14.5 million in gross proceeds from the sale of Debentures. Net proceeds from this transaction after the payment of closing, legal and other costs and the repayment of outstanding obligations related to notes payable and our factoring facility amounted to approximately $11.7 million. We also received $2.1 million of cash from our noncontrolling interest member of DVS LLC related to our DVS acquisition in June 2012. Net cash provided by financing activities from continued operations for the year ended December 31, 2011 and was primarily attributable to the sale on August 18, 2011, by our subsidiary, William Rast Licensing, of a note payable in the amount of $1.0 million to Monto Holdings (Pty) Ltd. (“Monto”).

Subsequent Events

The subsequent events are further described in Notes 23 and 24 in the notes to our consolidated financial statements.

Sale of Common Stock

On December 21, 2012, we entered into a securities purchase agreement with a select group of accredited investors, pursuant to which we agreed to sell to the investors an aggregate of 4,966,667 shares of our common stock at a purchase price of $4.50 per share, for a total offering amount of approximately $22.4 million. The offering was consummated on January 9, 2013 and net proceeds, after the payment of legal and other expenses, amounted to approximately $21.3 million.

Acquisition of Heelys, Inc.

On January 24, 2013, we acquired all of the outstanding shares of common stock of Heelys, Inc. for $2.25 per share in cash, or $63 million, and Heelys became our wholly-owned subsidiary. To fund the acquisition, at the closing of the transaction we paid approximately $7.0 million in cash which, together with the cash held by Heelys, was sufficient to pay the merger consideration to the stockholders of Heelys plus legal and other costs. At the closing of the transaction, Heelys had approximately $57.5 million in cash.

Acquisition of Brand Matter and Financing

On March 28, 2013, we acquired all of the outstanding shares of Brand Matter for an aggregate purchase price consisting of (i) $62.3 million of cash, and (ii) 2.8 million shares of the Company’s common stock. In connection with the acquisition, we entered into a (i) first lien term-loan agreement, which provides for term loans of up to $45 million and (ii) a second lien term-loan which provides for term loans of up to $20 million. The term loans were drawn in full on March 28, 2013 and are required to be repaid on March 28, 2018. The Company is required to make quarterly scheduled amortization payments during the term of the loan.

Conversion of Debentures

On March 28, 2013, TCP converted the aggregate principal amount outstanding under the Debentures into 5,523,810 shares of the Company’s common stock at a conversion rate of $2.625 per share. At the time of the conversion, the aggregate principal amount outstanding under the Debentures was $14.5 million. In connection with the conversion, the Company also redeemed all of the 14,500 issued and outstanding shares of Series A Preferred Stock held by TCP for an aggregate redemption price of $14.50.

Future Capital Requirements

We believe the cash received from our sale of the Debentures and our sale common stock in January 2013 will be sufficient to meet our capital requirements for the next twelve months, as they relate to our current operations. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands.

Contractual Obligations

The following summarizes our contractual obligations at December 31, 2012 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Operating lease	$373,980	$136,838	$237,142	$-	$-
Minimum royalties due	2,400,000	400,000	1,200,000	800,000		*
Senior secured convertible debentures	14,500,000	-	14,500,000	-	-
Total	$17,273,980	$536,838	$15,937,142	$800,000	$-

*	Pursuant to the royalty agreement between William Rast Sourcing, William Rast Licensing and Tennman WR-T, as discussed in Note 14 to the consolidated financial statements, William Rast Sourcing is obligated to pay Tennman WR-Ta guaranteed minimum royalty of $400,000 per calendar year, with such payments continuing until the earlier of (i) the date that William Rast Sourcing pays a liquidating payment to Tennman WR-Tor (ii) the date Tennman WR-Tor any of its affiliates no longer owns Class B membership interests in William Rast Sourcing.

Off-Balance Sheet Arrangements

At December 31, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders:

Sequential Brands Group, Inc., formerly People’s Liberation, Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sequential Brands Group, Inc., formerly People’s Liberation, Inc., and Subsidiaries (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sequential Brands Group, Inc. and Subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Los Angeles, California
April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders:

Sequential Brands Group, Inc., formerly People’s Liberation, Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sequential Brands Group, Inc., formerly People’s Liberation, Inc., and Subsidiaries (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Weinberg and Company

Los Angeles, California
March 30, 2012

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets
Current Assets:
Cash	$2,624,243	$242,791
Restricted cash	35,351	35,268
Accounts receivable	475,949	-
Prepaid expenses and other current assets	516,541	50,000
Current assets held for disposition from discontinued operations of wholesale operations subsidiary	-	339,184
Current assets held for disposition from discontinued operations of retail subsidiary	-	60,883
Total current assets	3,652,084	728,126

Property and equipment, net of accumulated depreciation and amortization	-	300,049
Trademarks, net of accumulated amortization	4,293,113	391,575
Goodwill	428,572	428,572
Deferred financing costs, net and other assets	598,519	25,092
Long-term assets held for disposition from discontinued operations of wholesale operations subsidiary	3,950	54,160
Long-term assets held for disposition from discontinued operations of retail subsidiary	-	260,825
Total assets	$8,976,238	$2,188,399

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$3,719,504	$1,618,374
Deferred license revenue, current portion	421,667	1,325,500
Note payable to related parties	-	750,000
Note payable	-	1,000,000
Current liabilities held for disposition from discontinued operations of wholesale operations	956,920	1,762,552
Current liabilities held for disposition from discontinued operations of retail subsidiary	393,729	403,805
Total current liabilities	5,491,820	6,860,231

Long-Term Liabilities:
Deferred license revenue, long-term portion	-	455,200
Deferred lease obligations	30,320	-
Deferred lease obligations held for disposition from discontinued operations of retail subsidiary	-	288,765
Senior secured convertible debentures	3,502,267	-
Total long-term liabilities	3,532,587	743,965
Total liabilities	9,024,407	7,604,196

Stockholders’ deficit:
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; 14,500 shares and 0 shares issued and outstanding at December 31, 2012 and 2011, respectively	15	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 2,876,023 shares and 2,400,171 shares issued and outstanding at December 31, 2012 and 2011, respectively	2,876	2,400
Additional paid-in capital	14,789,736	2,372,367
Accumulated deficit	(16,915,934)	(7,790,564)
Total stockholders’ deficit	(2,123,307)	(5,415,797)
Noncontrolling interest	2,075,138	-
Total deficit	(48,169)	(5,415,797)
Total liabilities and stockholders’ deficit	$8,976,238	$2,188,399

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011

Net revenue	$5,273,945	$546,800

Operating expenses	11,811,927	171,479

(Loss) income from operations	(6,537,982)	375,321

Interest expense, net	828,945	137,072
(Loss) income before income taxes	(7,366,927)	238,249

Provision (benefit) for income taxes	26,998	(800)

(Loss) income from continuing operations	(7,393,925)	239,049

Discontinued Operations:
Loss from discontinued operations of wholesale business	(985,126)	(6,550,550)
Loss from discontinued operations of retail subsidiary	(795,181)	(1,554,672)
Loss from discontinued operations of J. Lindeberg subsidiaries	-	(125,771)
Gain on sale of member interest in subsidiary	-	2,012,323
Loss from discontinued operations	(1,780,307)	(6,218,670)

Net loss	(9,174,232)	(5,979,621)

Noncontrolling interest:
Continuing operations	48,862	22,180
Discontinued operations of wholesale business	-	3,117,623
Discontinued operations of retail subsidiary	-	439,8833
Discontinued operations of J. Lindeberg subsidiaries	-	62,8855
	48,862	3,642,571
Net loss attributable to common stockholders	$(9,125,370)	$(2,337,050)

Basic and diluted (loss) income per share:
Continuing operations	(3.04)	0.11
Discontinued operations	(0.74)	(1.08)
Attributable to common stockholders	(3.78)	(0.97)
Basic and diluted weighted average common shares outstanding	2,413,199	2,400,171

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

					Additional		Total
	Common Stock *		Preferred Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital *	Deficit	(Deficit) Equity	Interest	(Deficit) Equity

Balance at January 1, 2011	2,400,171	$2,400	—	$—	$8,203,915	$(5,453,514)	$2,752,801	$(560,630)	$2,192,171
Fair value of warrants issued in financing transactions	—	—	—	—	139,000	—	139,000	—	139,000
Noncontrolling interest in subsidiaries’ earnings	—	—	—	—	—	—	—	(3,642,571)	(3,642,571)
Recapitalization of member interest in subsidiary	—	—	—	—	(6,046,930)	—	(6,046,930)	6,046,930	—
Accumulated noncontrolling interest upon sale of discontinued operations	—	—	—	—	—	—	—	(1,843,729)	(1,843,729)
Stock based compensation	—	—	—	—	76,382	—	76,382	—	76,382
Net loss attributable to common stockholders	—	—	—	—	—	(2,337,050)	(2,337,050)	—	(2,337,050)

Balance at December 31, 2011	2,400,171	2,400	—	—	2,372,367	(7,790,564)	(5,415,797)	—	(5,415,797)

Fair value of warrants issued for services	—	—	—	—	183,000	—	183,000	—	183,000
Issuance of Series A preferred stock, including fair value of warrants and beneficial conversion feature	—	—	14,500	15	11,561,699	—	11,561,714	—	11,561,714
Noncontrolling interest in subsidiaries’ earnings	—	—	—	—	-	—	—	(48,862)	(48,862)

Redemption of fractional shares following stock split	(344)	—	—	—	—	—	—	—	—

Noncontrolling member interest contribution	—	—	—	—	—	—	—	2,124,000	2,124,000

Stock based compensation	476,196	476	—	—	672,670	—	673,146	—	673,146
Net loss attributable to common stockholders	—	—	—	—	—	(9,125,370)	(9,125,370)	—	(9,125,370)

Balance at December 31, 2012	2,876,023	$2,876	14,500	$15	$14,789,736	$(16,915,934)	$(2,123,307)	$2,075,138	$(48,169)

*      Reflects the retroactive effect of the reverse stock split that became effective on September 11, 2012.

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,174,232)	$(5,979,621)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss from discontinued operations of J. Lindeberg subsidiaries	-	125,771
Gain on sale of discontinued operations of J. Lindeberg subsidiaries	-	(2,012,323)
Loss from discontinued operations of wholesale business	985,126	6,550,550
Loss from discontinued operations of retail subsidiary	795,181	1,554,672
Depreciation and amortization	296,041	151,479
Stock based compensation	673,146	76,382
Loss on disposal of fixed assets	184,034	-
Fair value of warrants issued for services	183,000	-
Fair value of warrants issued in sale of receivable	-	89,000
Fair value of warrants issued with note payable	-	50,000
Amortization of valuation discount and amortization of deferred financing costs	791,578	-
Changes in operating assets and liabilities:
Receivables	414,559	-
Prepaid expenses and other current assets	(466,541)	(50,000)
Other assets	12,845	(25,092)
Accounts payable and accrued expenses	2,131,485	1,374,716
Deferred license revenue	(1,359,033)	1,780,700
Deferred lease obligations	30,320	-
Net cash flows (used in) provided by operating activities from continuing operations	(4,502,491)	3,686,234
Net cash flows used in operating activities from discontinued operations	(2,173,678)	(7,237,261)
Net cash flows used in operating activities	(6,676,169)	(3,551,027)

Cash flows from investing activities:
Acquisition of DVS	(8,550,000)	-
Proceeds from sale of non-core assets derived from DVS acquisition	3,590,000	-
Proceeds from sale of receivable	-	722,916
(Increase ) decrease in restricted cash	(83)	120,980
Acquisition of trademarks	-	(17,496)
Acquisition of property and equipment	(12,074)	(104,244)
Net cash flows (used in) provided by investing activities from continuing operations	(4,972,157)	722,156
Net cash flows provided by investing activities from discontinued operations	-	886,919
Net cash flows (used in) provided by investing activities	(4,972,157)	1,609,075

Consolidated Statements of Cash Flows are continued on the following page.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2012	2011
Cash flows from financing activities:
Proceeds from senior secured convertible debentures	$14,500,000	$-
Deferred financing costs	(844,222)	-
Investment by noncontrolling interest member	2,124,000	-
(Repayment of) proceeds from note payable	(1,000,000)	1,000,000
Repayment of note payable to related parties	(750,000)	-
Net cash flows provided by financing activities from continuing operations	14,029,778	1,000,000

Net increase (decrease) in cash and cash equivalents	2,381,452	(941,952)
Cash, beginning of year	242,791	1,184,743
Cash, end of year	$2,624,243	$242,791

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$(82,019)	$120,371
Income taxes paid	$(41,646)	$71,472

Non-cash investing and financing activities:
Fair value of warrants issued in financing transaction	$4,214,857	$-
Debt discount – beneficial conversion feature on senior secured convertible debentures	$7,346,857	$-
Recapitalization of member interest in subsidiary	$-	$(6,046,930)
Accumulated noncontrolling interest upon sale of discontinued operations	$-	$(1,843,729)
Receivable received in sale of member interest in subsidiary	$-	$750,000

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Overview

Sequential Brands Group, Inc., formerly known as People’s Liberation, Inc., (the “Company,” “we,” and/or “our”) is a licensing and brand management company that promotes, markets and licenses a portfolio of consumer brands. Presently, the Company’s brands include William Rast®, People’s Liberation®, DVS®, Heelys®, Ellen Tracy® and Caribbean Joe®. The Company intends to grow its portfolio of brands by acquiring rights to additional brands. The Company has licensed and intends to license its brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories.

In the second half of 2011, the Company changed its business model to focus on licensing and brand management. Prior to its change in business model and since 2005, the Company designed, marketed and provided on a wholesale basis branded apparel and apparel accessories. Commencing in July 2008, the Company implemented a retail strategy and opened retail stores to sell its branded products. In connection with the Company’s change in business model, the Company discontinued its wholesale distribution of branded apparel and apparel accessories, liquidated its existing inventory and closed its remaining retail stores. The Company’s wholesale and retail operations are referred to as “Historical Operations” in these notes to the Company’s consolidated financial statements. To reflect the Company’s business transition, in March 2012, the Company changed its corporate name from People’s Liberation, Inc. to Sequential Brands Group, Inc.

Licensing and Brand Management Business

In the Company’s licensing arrangements, the Company’s licensing partners are responsible for designing, manufacturing and distributing the Company’s licensed products, subject to the Company’s continued oversight and marketing support.  Including our recently acquired Heelys®, Ellen Tracy® and Caribbean Joe® brands, we currently have more than 50 licensees. In our direct-to-retail licenses, we grant the retailer the exclusive right to distribute branded apparel in a broad range of product categories through stores, consumer-direct mail and consumer-direct e-commerce distribution channels. In our wholesale licenses, we grant rights to a single or small group of related product categories to a wholesale supplier that is permitted to sell licensed products to multiple stores within an approved channel of distribution.

Historical Operations

Wholesale Operations

Since the Company’s inception in 2005, in the United States, the Company has distributed its William Rast branded merchandise and, through April 26, 2011, its J. Lindeberg branded merchandise to better specialty stores, boutiques and department stores, such as Nordstrom, Saks Fifth Avenue and Neiman Marcus, as well as online at various websites including williamrast.com, jlindebergusa.com and zappos.com. In 2012, the Company decided to discontinue its wholesale operations completely. For the remainder of 2012, the Company continued to sell People’s Liberation branded apparel on a limited basis through its domestic wholesale operations in order to liquidate its existing inventory.

As part of the Company’s Historical Operations, the Company also sold its William Rast branded apparel products internationally in select countries directly and through agents and distributors to better department stores and boutiques. The Company’s distributors purchased products at wholesale prices for resale in their respective territories and marketed, sold, warehoused and shipped William Rast branded apparel products at their expense. In 2012, the Company had a limited amount of sales of its William Rast and People’s Liberation branded apparel from its international wholesale operations.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retail Operations

The Company’s Historical Operations also include the sale of William Rast branded apparel and accessories through its William Rast branded retail stores and also through its William Rast branded outlet store. As part of the Company’s transition from a wholesale and retail provider of apparel and apparel accessories to a brand management and licensing business, the Company closed its William Rast retail stores located in Miami and San Jose in November 2011, its Century City store in June 2012 and its remaining William Rast retail store December 2012. The Company had a limited amount of sales from these locations in 2012.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Discontinued Operations

The Company accounted for the sale of its 50% member interest in J. Lindeberg USA and the decisions to close down its wholesale and retail operations as discontinued operations in accordance with the guidance provided in Accounting Standards Codification (“ASC”) 360, Accounting for Impairment or Disposal of Long-Lived Assets, which requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The significant assets and liabilities that require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements include the amounts allocated to goodwill and intangible assets, the estimated useful lives for amortizable intangible assets, contingent liabilities, the fair value of warrants granted in connection with various transactions, share-based payment arrangements, deferred taxes and related valuation allowances.

Revenue Recognition

License Revenue - The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and design fees and additional revenues based on a percentage of defined sales. Minimum royalty and design revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Payments received as consideration of the grant of a license or advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Revenue is not recognized unless collectability is reasonably assured.

If licensing arrangements are terminated prior to the original licensing period, the Company will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable. In December 2012, the Company recognized approximately $400,000 of termination fees related to the cancellation of a licensing agreement.

Wholesale Revenue – In its discontinued wholesale operations, the Company recognized wholesale revenue when merchandise was shipped to a customer, at which point title transferred to the customer, and when collection was reasonably assured. Customers were not given extended terms or dating or return rights without proper prior authorization. Revenue was recorded net of estimated returns, charge backs and markdowns based upon management’s estimates and historical experience.

Website Revenue – In its discontinued wholesale operations, the Company recognized website revenue when merchandise was shipped to a customer and when collection was reasonably assured.

Retail Revenue - In its discontinued wholesale operations, the Company recognized retail revenue on the date of purchase from the Company’s retail stores.

Restricted Cash

As of December 31, 2012 and 2011, the Company had approximately $35,000 of restricted cash which was used to collateralize certain obligations.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging. The Company did not deem it necessary to record an allowance for doubtful accounts at December 31, 2012.

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

Impairment of Long-Lived Assets and Intangibles

Long-lived assets, representing trademarks related to the Company’s brands, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company's reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations. The Company did not record an impairment of goodwill during the years ended December 31, 2012 and 2011.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Financing Costs

Direct costs incurred in connection with issuing debt securities or obtaining debt or other credit arrangements are recorded as debt financing costs and are amortized as interest expense over the term of the related debt using the effective interest method.

Convertible Instruments

The Company reviews all of its convertible instruments for the existence of an embedded conversion feature which may require bifurcation if certain criteria are met. The criteria, if met, require companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments. These three criteria include circumstances in which:

(a)	the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract,

(b)	the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and

(c)	a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to certain requirements (except for when the host instrument is deemed to be conventional).

The Company reviews all of its convertible instruments for the existence of a beneficial conversion feature. Upon the determination that a beneficial conversion feature exists, the beneficial conversion feature would be recorded as a discount from the face amount of the respective debt instrument based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized to interest expense over the term of the related debt. If the instrument is converted prior to the original maturity of the debt, the remaining unamortized discount is charged to expense at the conversion date.

Preferred Stock

Preferred shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies conditionally redeemable preferred shares (if any), which includes preferred shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies preferred stock in stockholders’ equity.

The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not solely within its control as of December 31, 2012. Accordingly, all issuances of preferred stock are presented as a component of stockholders’ equity.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other freestanding derivatives, if any, at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2012 and 2011.

Advertising

Advertising costs are charged to expense as of the first date the advertisements take place. Advertising expenses included in operating expenses approximated $604,000 and $942,000 for the years ended December 31, 2012 and 2011, respectively.

Stock-Based Compensation

The Company accounts for stock options in accordance with ASC 718, Compensation – Stock Compensation. ASC 718 requires generally that all equity awards be accounted for at their “fair value.” This fair value is measured on the grant date for stock-settled awards, and at subsequent exercise or settlement for cash-settled awards. Fair value is equal to the underlying value of the stock for “full-value” awards such as restricted stock and performance shares, and estimated using an option-pricing model with traditional inputs for “appreciation” awards such as stock options and stock appreciation rights.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest for awards that vest over time, and in the period of grant for awards that vest immediately. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from initial estimates: previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited. The expense resulting from share-based payments is recorded in operating expenses in the consolidated statements of operations.

Income Taxes

Current income taxes are based on the respective periods’ taxable income for federal and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has adopted the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Because of the Company’s historical losses, adoption of the guidance did not have a significant effect on its accounting and disclosures for income taxes. At December 31, 2012 and 2011, the Company has no unrecognized tax benefits and does not expect a material change in the next 12 months. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2005 through 2012.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period including stock options and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. The effect of potentially dilutive securities was not significant to the 2011 diluted EPS computation.

The computation of basic and diluted loss per share for the years ended December 31, 2012 and 2011 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	For the Year Ended December 31,
	2012	2011
Senior secured convertible debentures	5,523,810	-
Warrants	2,250,762	1,112,666
Unvested restricted stock	357,151	-
Stock options	404,800	451,467
	8,356,523	1,564,133

Comprehensive Loss

Other comprehensive loss includes all changes in stockholders’ equity (deficit) during a period from non-owner sources and is reported in the consolidated statement of stockholders’ equity (deficit). There were no comprehensive income items for the years ended December 31, 2012 and 2011.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash and cash equivalents. Cash and cash equivalents are held for use for working capital needs and/or future acquisitions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

Customer Concentrations

During the year ended December 31, 2012, two customers comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these customers amounted to 63.0% and 13.9% of net revenue from continuing operations for the year ended December 31, 2012. During the year ended December 31, 2011, two customers comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these customers amounted to 52.2% and 40.7% of net revenue from continuing operations for the year ended December 31, 2011. At December 31, 2012 and 2011, there was approximately $351,000 and $1.8 million due from these major customers pursuant to the terms of the related license agreements.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Classification of Expenses

Operating expenses primarily include compensation, royalty expenses paid under our agreement with Tennman WR-T, professional fees, marketing and promotion, facility costs, travel and entertainment, depreciation and amortization expense, and other general corporate expenses. For the year ended December 31, 2012, operating expenses also includes the impairment of fixed assets (see Note 6), lease termination costs (Note 11), employee severance costs (Note 13) and transaction costs associated with the acquisition of DVS (Note 4).

Noncontrolling Interest

Noncontrolling interest from continuing operations recorded for the year ended December 31, 2012 represents loss allocations to Elan Polo, a member of DVS LLC (see Note 4).

Noncontrolling interest from continuing operations recorded for the year ended December 31, 2011 represents net loss allocations to Tennman WR-T, a member of William Rast Sourcing and William Rast Licensing (see Note 14).

From July 1, 2008 through April 26, 2011, the operations of J. Lindeberg USA were included in the consolidated financial statements of the Company. Profit and loss allocations to its non-controlling interest member, J. Lindeberg USA Corp., were recorded as increases and decreases in noncontrolling interest in the consolidated financial statements of the Company. On April 26, 2011, the Company and its wholly owned subsidiary, Bella Rose, LLC, completed the sale of Bella Rose’s 50% membership interest in J. Lindeberg USA, LLC to J. Lindeberg USA Corp. (see Note 22).

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. Our chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, we only have a single operating and reportable segment. In addition, we have no foreign operations or any assets in foreign locations. All of our domestic operations are consisted of a single revenue stream which is the licensing of our trademark portfolio.

Loss Contingencies

We recognize contingent losses that are both probable and estimable. In this context, we define probability as circumstances under which events are likely to occur. In regards to legal costs, we record such costs as incurred.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

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

NOTE 3 – Fair Value of Financial Instruments

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value in U.S. GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies to all other accounting pronouncements that require or permit fair value measurements.

The Company determines or calculates the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments while estimating for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads, and estimates of future cash flow.

Assets and liabilities typically recorded at fair value on a non-recurring basis to which ASC 820-10 applies include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination, and

•	Long-lived assets measured at fair value due to an impairment assessment under ASC 360-15.

ASC 820-10 requires that assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

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

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012 and 2011, there are no assets or liabilities that are required to be measured at fair value on a recurring basis. The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at December 31, 2012 and 2011:

		Carrying Value		Fair Value
Financial Instrument	Level	12/31/2012	12/31/11	12/31/2012	12/31/11
Cash and cash equivalents	1	$2,624,243	$242,791	$2,624,243	$242,791
Restricted cash	1	$35,351	$35,268	$35,351	$35,268
Accounts receivable	2	$475,949	$-	$475,949	$-
Accounts payable	2	$3,719,504	$1,618,374	$3,719,504	$1,618,374
Notes payable	3	$-	$1,000,000	$-	$1,000,000
Notes payable to related party	3	$-	$750,000	$-	$750,000
Senior secured subordinated debentures	3	$3,502,267	$-	$12,594,000	$-

The carrying amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities. The remaining financial assets and liabilities are comprised of convertible debentures, notes payable and notes payable to related parties. The Company estimated the fair value of its convertible debentures by performing discounted cash flow analyses using an appropriate market discount rate. The Company calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of its debt adding appropriate credit spreads derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

For purposes of this fair value disclosure, the Company based its fair value estimate for notes payable and notes payable to related party on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under these debt agreements based on market interest rate quotes as of December 31, 2012 and 2011 for debt with similar risk characteristics and maturities.

NOTE 4 – DVS ACQUISITION

In June 2012, the Company completed a series of transactions which included (i) its acquisition of assets relating to the consumer product brands “DVS®” and “Matix®”, (ii) its sale of all of its acquired assets relating to the Matix® brand and certain tangible assets related to the DVS® brand, but excluding its intellectual property rights in the DVS® brand, (iii) the contribution of the trademarks relating to the DVS® brand into DVS LLC, and (iv) the entry into a license agreement in relation to the DVS® brand, all as further described below. The DVS acquisition was effected in order to develop and build the Company’s diversified portfolio of consumer brands.

Completion of DVS Acquisition

On June 26, 2012, the Company acquired from DVS Shoe Co., Inc. (“DVS Shoe Co.”) substantially all of DVS Shoe Co.’s assets relating to its consumer product brands “DVS®” and “Matix®” pursuant to the terms of a Purchase and Sale Agreement entered into on June 20, 2012. In consideration for the assets, which primarily consisted of inventory, accounts receivable, trademarks and other intellectual property rights, the Company paid $8.55 million in cash to DVS Shoe Co. The acquisition of assets was treated as the acquisition of a business for accounting purposes.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Entry into Purchase and Sale Agreement with Westlife Distribution USA, LLC.

Following the acquisition, on June 28, 2012, the Company entered into a Purchase and Sale Agreement with Westlife Distribution USA, LLC (“Westlife”). Pursuant to the agreement, the Company sold the assets relating to its acquired Matix® brand, including all trademarks and other intellectual property relating to the Matix® brand, other intangibles, inventory of Matix® branded products, prepaids and accounts receivable. On June 29, 2012, upon the closing of the transactions contemplated by the Purchase and Sale Agreement, the Company received $2.95 million in cash from Westlife.

Entry into Collaboration with Elan Polo International, Inc.

In connection with the acquisition, the Company received a 65% economic interest in DVS Footwear International, LLC (“DVS LLC”). DVS LLC is a collaboration between the Company and Elan Polo. The new company was formed for the purpose of licensing the DVS® trademark to third parties primarily in connection with the manufacturing, distribution, marketing and sale of DVS® branded footwear, apparel and apparel accessories. In exchange for its 65% economic interest in DVS LLC, the Company contributed trademarks and other intellectual property rights relating to the DVS® brand to DVS LLC. In exchange for its 35% economic interest in DVS LLC, Elan Polo contributed $2,124,000 in cash to the newly formed entity. The Company has included the accounts of DVS LLC in its consolidated financial statements for the period ended December 31, 2012. Elan Polo’s minority member interest in DVS LLC has been reflected as noncontrolling interest on the Company’s consolidated balance sheet as of December 31, 2012.

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

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the entry into the license agreement with Elan Polo, the Company also sold its DVS branded inventory, purchase orders, customer lists and other intangible assets acquired from DVS Shoe Co. to Elan Polo for $640,000, its estimated fair market value.

Accounting for the DVS Transactions

The aggregate purchase price of the acquisition amounted to $8.55 million. The preliminary allocation of the purchase price is summarized as follows:

Matix and DVS non-core assets	$3,590,000
Accounts and other receivables	891,000
Trademarks	4,069,000
Total acquisition price	$8,550,000

The DVS acquisition was accounted for using the acquisition method. Accordingly, the net assets acquired were recorded at their estimated fair values on the effective date of acquisition of June 26, 2012 and the consolidated financial statements include the results of operations from June 26, 2012 through December 31, 2012. There was no excess of purchase price over the fair value of the assets acquired and therefore no resulting goodwill upon the acquisition.

The DVS trademarks will be amortized over their expected useful lives of 15 years. Legal and other fees related to the transaction of $710,417 were included in operating expenses in the accompanying statement of operations for the year ended December 31, 2012.

DVS Shoe Co. had no license revenues, therefore pro forma revenue would equal actual revenue from continuing operations for the years ended December 31, 2011 and 2012, if the transaction had occurred on January 1, 2011. The Company’s pro forma net loss attributable to common stockholders (unaudited) would have been $8,201,000 and $10,300,000 for the years ended December 31, 2011 and 2012, respectively.

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

NOTE 5 – LICENSE AGREEMENTS

Exclusive License Agreement – JC Penney

In November 2011, the Company entered into an exclusive license agreement with JC Penney pursuant to which the Company granted JC Penney a license to use its William Rast trademark in connection with the manufacture, sale and marketing of multiple product categories, including men’s and women’s apparel and accessories. The product categories are subject to certain exceptions as outlined in the license agreement. The Company will provide design, marketing and branding support for William Rast branded apparel and apparel accessories to JC Penney under the terms of the contract.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2012	2011

Furniture and fixtures	$-	$257,304
Office equipment	-	72,715
Machinery and equipment	-	13,901
Auto	-	86,518
Leasehold improvements	-	47,623
Computer software	-	225,348
	-	703,409
Less accumulated depreciation and amortization	-	(403,360)
	$-	$300,049

In December 2012, in connection with the relocation the Company’s corporate headquarters, the Company wrote off approximately $178,000 of fixed assets. This impairment of property and equipment is included in operating expenses on the accompanying consolidated statement of operations for the year ended December 31, 2012. Depreciation and amortization expense amounted to $128,087 and $118,329 for the years ended December 31, 2012 and 2011, respectively.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – TRADEMARKS

Trademarks are summarized as follows:

	December 31,
	2012	2011

Trademarks, at cost	$4,568,790	$499,298
Less accumulated amortization	(275,677)	(107,723)
	$4,293,113	$391,575

Future annual estimated amortization expense is summarized as follows:

Years Ending December 31,
2013	$304,563
2014	304,563
2015	304,563
2016	304,563
2017	304,563
Thereafter	2,770,298
$4,293,113

The Company’s trademarks have a definite life and are amortized on a straight-line basis over their estimated useful lives of 15 years.

Trademark amortization expense amounted to $167,954 and $50,657 for the years ended December 31, 2012 and 2011, respectively.

NOTE 8 - NOTE PAYABLE TO RELATED PARTIES AND ASSET PURCHASE AGREEMENT

On August 13, 2010, the Company’s subsidiary, William Rast Licensing, entered into a promissory note in the amount of $750,000 with Mobility Special Situations I, LLC (“Mobility”), an entity owned in part by Mark Dyne, the brother of the Company’s then Chief Executive Officer, Colin Dyne, and New Media Retail Concepts, LLC, an entity owned by Gerard Guez, a significant beneficial owner of the Company’s common stock. The promissory note had an interest rate of 8%, payable monthly in arrears, and was due February 13, 2012. The promissory note was secured by the assets of William Rast Licensing and was guaranteed by the Company’s other entities under common control, including Sequential Brands Group, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc. The outstanding principal and interest balances of this promissory note were paid in full in February 2012 with the proceeds received from the securities purchase agreement as further described in Note 10.

In connection with the promissory note discussed above, the Company also entered into an asset purchase agreement with New Media Retail Concepts, LLC and ECA Holdings II, LLC on August 13, 2010. In exchange for $750,000 cash, the Company sold 50% of the net proceeds, after legal fees and expenses, that may be received by the Company as a result of its on-going litigation with Charlotte Russe, as further described in Note 12. The Company was not required to repay the $750,000 cash proceeds received from the asset purchase agreement regardless of a favorable or unfavorable outcome of the Charlotte Russe litigation. New Media Retail Concepts, LLC and ECA Holdings II, LLC received from Charlotte Russe, in respect to the interest they acquired in the litigation, a combined amount of $2.9 million of the settlement amount paid by Charlotte Russe pursuant to the settlement agreement entered into by all parties to the litigation on February 3, 2011.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - NOTE PAYABLE

On August 18, 2011, the Company, through its subsidiary, William Rast Licensing, LLC, entered into a promissory note with Monto Holdings (Pty) Ltd. (“Monto”).  The promissory note in the amount of $1,000,000 was to be repaid as follows: (i) 40.0% of the then outstanding principal amount on December 31, 2011, (ii) 20% of the then outstanding principal amount on February 29, 2012 and (iii) all of the remaining principal amount then outstanding on the maturity date, May 31, 2012.  The promissory note had an interest rate of 7% per annum, which was payable on the maturity date of the note unless the note was repaid earlier.  The promissory note was secured by the assets of William Rast Licensing and was guaranteed by the Company’s other entities under common control, including Sequential Brands Group, Inc., William Rast Sourcing, LLC, William Rast Retail, LLC, Bella Rose, LLC and Versatile Entertainment, Inc. The outstanding principal and interest balances of this promissory note were paid in full in February 2012 with the proceeds received from the securities purchase agreement as further described in Note 10.

In connection with the promissory note, Sequential Brands Group issued a fully-vested, five-year warrant to Monto to purchase 833,333 shares of the Company’s common stock at an exercise price of $1.20 per share.  The warrant was valued at $50,000 and was recorded as interest expense during the year ended December 31, 2011.

NOTE 10 – SENIOR SECURED CONVERTIBLE DEBENTURES

Entry into Securities Purchase Agreement

On February 2, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with TCP WR Acquisition, LLC (“TCP”) pursuant to which we issued Variable Rate Senior Secured Convertible Debentures (the “Debentures”) in the amount of $14,500,000, warrants to purchase up to 1,104,762 shares of common stock (the “Warrants”) and 14,500 shares of Series A Preferred Stock (as defined below). The Debentures were issued in two closings, the first of which closed on February 3, 2012 ($3,000,000) and the second which closed on February 22, 2012 ($11,500,000). The Debentures have a three year term, with all principal and interest being due and payable at the maturity date of January 31, 2015, and have an interest rate of LIBOR. Aggregate net proceeds from this transaction amounted to approximately $13.7 million after the payment of legal and other fees.

The Debentures are convertible at the option of TCP into 5,523,810 shares of the Company’s common stock at an initial conversion price of $2.625 per share (“Conversion Price”). The Conversion Price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The Conversion Price is also subject to adjustment based on the occurrence of certain events as further described in the Purchase Agreement.

Interest on the Debentures is payable, at the Company’s option, in cash or in common stock upon conversion of a Debenture (with respect to the principal amount then being converted) and on their maturity date.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 28, 2013, TCP converted the aggregate principal amount outstanding under the Debentures into 5,523,810 shares of the Company’s common stock. In connection with the conversion, the Company also redeemed all of the 14,500 issued and outstanding shares of Series A Preferred Stock held by TCP for an aggregate redemption price of $14.50 (see Note 24).

In connection with the Warrants, TCP has the right to purchase up to 1,104,762 shares of common stock at $2.625 per share exercisable for a period of five years. The exercise price is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The fair value of the Warrants was determined to be approximately $4.2 million using the Black-Scholes pricing model. The fair value of the warrants was recorded as a discount to the Debentures and a corresponding increase to additional paid in capital. This amount is being accreted to interest expense over the contractual term of the Debentures. The assumptions utilized to value the Warrants under the Black-Scholes pricing model included a dividend yield of zero, a risk-free interest rate of 1.4%, expected term of five years and an expected volatility of 64%.

The Debentures were deemed to have a beneficial conversion feature because the fair value of the stock exceeded the effective conversion price embedded in the Debentures on the commitment date of the transaction. Accordingly, the Company recorded the value of the beneficial conversion feature, which was determined to be approximately $7.3 million, as a discount to the Debentures and a corresponding increase to additional paid in capital. This amount is being accreted to interest expense over the contractual term of the Debentures.

During the year ended December 31, 2012, accretion of the discount amounted to approximately $534,000, which was recorded as a component of interest expense in the accompanying statement of operations. Contractual interest expense under the Debentures amounted to approximately $30,000 which was recorded as a component of interest expense and is also included in Debentures in the accompanying consolidated balance sheet as of December 31, 2012.

The Company incurred legal and other fees associated with this transaction of approximately $844,000. These amounts have been recorded as deferred financing costs, included in other assets in the accompanying consolidated balance sheet, and are being amortized over the contractual term of the Debentures. During the year ended December 31, 2012, amortization of these fees amounted to approximately $258,000 which is recorded as a component of interest expense in the accompanying consolidated statement of operations.

Also in connection with the sale of the Debentures, the Company issued one share of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), for every $1,000 of principal amount of Debentures issued to TCP. The Series A Preferred Stock is designed to give holders of the Debentures certain voting rights while the Debentures remain outstanding and each share of Series A Preferred Stock is entitled to vote 381 votes. The Series A Preferred Stock will be redeemed on the conversion or repayment of the Debentures for a nominal amount.

The components of the Debentures as of December 31, 2012 are as follows:

Face value of the Debentures	$14,500,000
Unamortized discount	(11,028,086)
Accrued interest	30,353
$3,502,267

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Termination of Material Agreements

The proceeds received from the financing were used in part to repay the following indebtedness of the Company and its subsidiaries: (a) all indebtedness owed by William Rast Sourcing under its factoring facility with Rosenthal & Rosenthal; (b) all indebtedness owed by William Rast Licensing to Mobility pursuant to a promissory note in the aggregate principal amount of $750,000; and (c) all indebtedness owed by William Rast Licensing to Monto pursuant to a promissory note in the aggregate principal amount of $1,000,000. In connection with the repayments, all security agreements, assignment agreements, and guarantee agreements were terminated.

Other terms

The Purchase Agreement provides TCP with piggyback registration rights with respect to TCP’s shares of common stock, requires the Company to seek approval from its stockholders to amend the Company’s certificate of incorporation to increase its common stock available for issuance, required the Company to pay TCP a fee of $362,500 plus all legal and other fees and expenses incurred by TCP in connection with the Purchase Agreement, and requires the Company to pay TCP an annual monitoring fee of $250,000 so long as certain conditions are satisfied.

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

NOTE 11 – LEASES

The Company leases approximately 10,000 square feet of office and showroom space, as well as office equipment, for its new corporate headquarters under a temporary agreement that expires on December 31, 2013. The Company plans to enter into a long term agreement with the landlord for this space prior to the expiration of the term of the current agreement.

The Company is also party to a lease agreement for 3,000 square feet of office space for its prior corporate headquarters. The Company relocated its corporate headquarter in December 2012 and recorded a charge of $142,000 for the remaining lease obligation, net of estimated sublease rentals. The accrual of $142,000 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2012. The lease obligation is expected to paid through 2014.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total rent expense for the years ended December 31, 2012 and 2011 amounted to approximately $855,000 and $1.7 million, respectively.

Future annual minimum payments due under the leases are summarized as follows:

Years Ending December 31,
2012	$136,838
2013	140,940
2014	96,203
$373,981

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Charlotte Russe Litigation

On February 3, 2011, the Company (along with the other parties to the litigation) settled its litigation with Charlotte Russe related to an exclusive distribution agreement between the parties. Pursuant to the settlement agreement, the Company received $3.5 million, after the distribution of amounts owed under the terms of an asset purchase agreement entered into by the Company with two related parties. The Company sold 50% of the net proceeds, after contingent legal fees and expenses, that may be received by the Company as a result of the litigation in connection with the asset purchase agreement. The settlement included the dismissal with prejudice of all claims pending between the parties as well as mutual releases, without any admission of liability or wrongdoing by any of the parties to the actions. The settlement amount of $3.5 million is included in loss from discontinued operations of wholesale business in the Company’s statement of operations for the year ended December 31, 2011.

Shareholder Derivative Complaint

On January 17, 2012, RP Capital, LLC (“plaintiff”) filed a shareholders’ derivative complaint in the Superior Court of the State of California, County of Los Angeles, against the Company and former directors Colin Dyne, Kenneth Wengrod, Susan White and Dean Oakey.  The case alleges that the defendants (i) breached their fiduciary duties to the Company for failing to properly oversee and manage the Company, (ii) certain defendants were unjustly enriched, (iii) abused their control, (iv) grossly mismanaged the Company, (v) wasted corporate assets, (vi) engaged in self-dealing, and (vii) breached their fiduciary duties by disseminating false and misleading information.  The plaintiffs seek (i) judgment against the defendants in favor of the Company for the amount of damages sustained by the Company as a result of the defendants’ alleged breaches of their fiduciary duties; (ii) judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws; (iii) an award to the Company of restitution from the defendants and an order from the court to disgorge all profits, benefits and other compensation obtained by the defendants from their alleged wrongful conduct and alleged fiduciary breaches and (iv) an award of costs and disbursements of the action, including reasonable fees for professional services.  The parties have agreed upon a settlement in the action. The court granted final approval of the settlement on March 12, 2013 and dismissed the case on the same day. Pursuant to the settlement, the Company is required, subject to certain exceptions, to implement and maintain in effect for a period of three years certain corporate governance initiatives, many of which the Company implemented in early 2012. The settlement did not include any cash payment for damages.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General Legal Matters

From time to time, we are involved in legal matters arising in the ordinary course of business. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are, or could be, involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations. Contingent liabilities arising from potential litigation are assessed by management based on the individual analysis of these proceedings and on the opinion of the Company’s lawyers and legal consultants. At December 31, 2012, the Company is a defendant in litigation involving former vendors of the Company’s discontinued wholesale operations. These vendors’ claims relate primarily to amounts owed for goods sold and delivered to the Company. Based on the information received from our legal consultants and on the analysis of potential demands, we have recorded an estimated liability for the probable loss as a component of liabilities of discontinued operations in the accompanying consolidated balance sheet at December 31, 2012.

NOTE 13 – OFFICER COMPENSATION

Yehuda Shmidman Employment Agreement

On November 19, 2012, the Board appointed Yehuda Shmidman as the Company’s Chief Executive Officer and a Class I Director of the Board. Mr. Shmidman will serve on the Board for a term expiring at the 2015 annual meeting of stockholders, or until his successor has been elected and qualified. In connection with his appointment as the Company’s Chief Executive Officer, the Company entered into an employment agreement with Mr. Shmidman. Pursuant to the agreement, Mr. Shmidman will serve as the Company’s Chief Executive Officer for a term of three years. During the term of the agreement, Mr. Shmidman will receive a base salary of $600,000 per annum, which is subject to increase, and he will be eligible to receive an annual cash performance bonus of up to 100% of his base salary based on the attainment of the EBITDA target to be agreed upon by the compensation committee and Mr. Shmidman. Mr. Shmidman also purchased 396,196 shares of restricted stock at a purchase price of $0.001 per share, of which 99,049 shares, or 25%, vested on the date of grant, with the remaining shares vesting in equal installments on each of the first, second and third anniversaries of the grant date. In the event of a change of control of the Company, all unvested shares of restricted stock will immediately vest.

In the event Mr. Shmidman’s employment is terminated by the Company without cause or by Mr. Shmidman for good reason, Mr. Shmidman will receive all earned but unpaid base salary and payment for all accrued but unused vacation time through the date of termination, as well as any benefits to which Mr. Shmidman may be entitled under employee benefit plans (collectively, the “accrued obligations”). Mr. Shmidman will also receive a severance amount equal to the greater of (i) 1.5 times his base salary then in effect and (ii) an amount equal to the base salary that Mr. Shmidman would have received for the remainder of the term of the agreement had Mr. Shmidman’s employment continued until the end of the employment period. In addition, Mr. Shmidman will receive earned bonuses that have not been paid for prior fiscal years and, in the event such resignation or termination occurs following the Company’s first fiscal quarter of any year, a pro-rated annual bonus for the year in which his employment was terminated (the “pro-rated bonus”). In the event Mr. Shmidman’s employment is terminated by the Company without cause or by Mr. Shmidman for good reason, all unvested restricted stock will accelerate and become fully vested on the date of his termination.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gary Klein Employment Agreement

On November 29, 2012, the Board of Directors appointed Gary Klein as the Company’s Chief Financial Officer for a term of three years. During the term of his employment, Mr. Klein will receive a base salary of $250,000 per annum, which is subject to increase, and he will be eligible to receive an annual cash performance bonus of up to 50% of his base salary based on the attainment of the EBITDA target to be agreed upon by the Company and Mr. Klein. Mr. Klein received a signing bonus of $20,000 and on November 29, 2012, purchased 80,000 shares of restricted stock at a purchase price of $0.001 per share, of which 20,000 shares, or 25%, vested upon Mr. Klein’s employment commencement date, with the remaining shares vesting in equal installments on each of the first, second and third anniversaries of Mr. Klein’s start date. In the event of a change of control of the Company, all unvested shares of restricted stock will immediately vest.

Colin Dyne

On November 15, 2012, Colin Dyne resigned from his positions as the Company’s Chief Executive Officer, Chief Financial Officer and Director of the Board. In connection with Mr. Dyne’s resignation, the Company and Mr. Dyne entered into a separation and release agreement which provides for an aggregate payment to Mr. Dyne of $2.35 million, which has been included in operating expenses in the consolidated statement of operations for the year ended December 31, 2012. The agreement also provides that, subject to certain exceptions, other than the payment of accrued wages and unpaid vacation time, Mr. Dyne will not be entitled to any other payments or benefits in connection with the termination of his employment, including those provided for in Mr. Dyne’s employment agreement with the Company. Subject to certain exceptions, the agreement also provides a release of all claims that each party may have against the other and for the continued right for Mr. Dyne to exercise his outstanding stock options for a period of three years.

NOTE 14 – WILLIAM RAST OWNERSHIP RECAPITALIZATION

Effective as of October 1, 2011, the Company recapitalized the ownership of its William Rast branded apparel business. The recapitalization increased the ownership of Bella Rose in each of William Rast Sourcing and William Rast Licensing in exchange for certain royalties to be paid to Tennman WR-T as well as other consideration.

As a result of the recapitalization, both William Rast Sourcing and William Rast Licensing are now owned 82% by Bella Rose and 18% by Tennman WR-T, and Bella Rose is entitled to all of the distributable cash from operations and all of the distributable cash from a sale of William Rast Sourcing or William Rast Licensing that is not paid to Tennman WR-T. In connection with the ownership recapitalization, Tennman WR-T, William Rast Sourcing and William Rast Licensing entered into a Royalty Agreement effective as of October 1, 2011 (the “Royalty Agreement”). Pursuant to the Royalty Agreement, William Rast Sourcing is obligated to pay Tennman WR-T royalties that are based on a percentage of net sales and sublicensee considerations it receives. Additionally, during the term of the agreement, William Rast Sourcing is obligated to pay Tennman WR-T guaranteed minimum royalties. The Royalty Agreement also provides that William Rast Licensing shall pay to Tennman WR-T a percentage of all gross receipts of William Rast Licensing in respect of royalties or other compensation earned with respect to the license by William Rast Licensing of rights to the William Rast mark, subject to certain offsets. The amounts to be paid by both William Rast Licensing and William Rast Sourcing commence July 1, 2011 and continue until the earlier of (i) the date that William Rast Licensing or William Rast Sourcing, as applicable, pays a liquidating payment to Tennman WR-T or (ii) the date that Tennman WR-T or any of its affiliates no longer owns Class B membership interests in William Rast Licensing or William Rast Sourcing, as applicable.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2012 and 2011, the Company recorded approximately $930,000 and $200,000, respectively, in royalty expense, of which approximately $872,000 and $0, respectively, are included in operating expenses from continuing operations and $58,000 and $200,000, respectively, are included in discontinued operations.

NOTE 15 - PREFERRED STOCK

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

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS

Stock Options

On January 5, 2006, the Company adopted its 2005 Stock Incentive Plan (the “Plan”), which authorized the granting of a variety of stock-based incentive awards. The Plan is administered by the Company’s Board of Directors, or a committee appointed by the Board of Directors, which determines the recipients and terms of the awards granted. The Plan provides for the issuance of both incentive stock options (“ISO’s”) and non-qualified stock options (“NQO’s”). ISO’s may only be granted to employees and NQO’s may be granted to directors, officers, employees, consultants, independent contractors and advisors. The Plan provides for a total of 366,667 shares of common stock to be reserved for issuance under the Plan.

Options granted under the Plan generally vest over various periods, ranging from immediate vesting to vesting over four years. The vesting period is generally determined by the number of past years employed with the Company. The options expire no later than ten years from the date of grant. Compensation cost arising from share-based awards is recognized as compensation expense using the straight-line method over the vesting period and is included in operating expenses in the consolidated statements of operations.

During the year ended December 31, 2012, the Company did not grant any options. During the year ended December 31, 2011, the Company granted 152,000 options to employees and officers within the Plan at an exercise prices ranging from $2.25 to $3.00 and 333,333 options to two employees and an officer outside the Plan, at an exercise price of $2.25.

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Stock price volatility is estimated based on a peer group of public companies and expected term is estimated using the “safe harbor” provisions provided in accordance with U.S. GAAP. The safe harbor provisions were extended beyond December 31, 2007 for companies that did not have sufficient historical data to calculate the expected term of their related options. The Company did not have sufficient historical data to calculate expected term and the safe harbor provisions were used to calculate expected term for options granted during the periods. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of our stock options. The expected dividend assumption is based on our history and expectation of dividend payouts. The weighted-average assumptions the Company used as inputs to the Black-Scholes pricing model for options granted during the year ended December 31, 2011 included a dividend yield of zero, a risk-free interest rate of 2.2%, expected term of 6.1 years and an expected volatility of 64%.

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the year ended December 31, 2011, the Company used historical data to calculate the expected forfeiture rate.

Total compensation expense related to stock options for years ended December 31, 2012 and 2011 was approximately $4,000 and $76,000, respectively.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options awarded to non-employees are charged to expense when the services are performed and benefit is received.

The following table summarizes our stock option activity for the year ended December 31, 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2011	451,467	$4.51	8.1	$-
Granted	-	-
Exercised	-	-
Forfeited or Canceled	(46,667)	(8.19)
Outstanding - December 31, 2012	404,800	$4.09	7.3	$807,733

Exercisable - December 31, 2012	358,560	$4.26	7.2	$705,917

A summary of the changes in the Company’s unvested stock options within the Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested stock options – January 1, 2012	85,139	0.01
Granted	-	-
Vested	(38,899)	0.01
Forfeited	-	-

Unvested stock options – December 31, 2012	46,240	$0.01

As of December 31, 2012, there were 158,560 of vested stock options within the Plan and 200,000 of vested options outside the Plan. As of December 31, 2012, there was approximately $3,000 of total unrecognized compensation expense related to stock options which is expected to be recognized over a weighted-average period of two years.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The following table summarizes the Company’s outstanding warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2011	1,112,666	$1.76	4.5	$-
Granted	1,164,762	2.79
Exercised	-	-
Forfeited or Canceled	(26,666)	(6.94)
Outstanding - December 31, 2012	2,250,762	$2.23	4.0	$6,290,476

Exercisable - December 31, 2012	2,205,762	$2.16	3.9	$6,290,476

A summary of the changes in the Company’s unvested warrants is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested warrants – January 1, 2012	-	-
Granted	1,164,762	3.36
Vested	(1,119,762)	(3.37)
Forfeited	-	-

Unvested warrants – December 31, 2012	45,000	$3.05

Restricted Stock

As more fully described in Note 13, on November 19, 2012, the Company issued 396,196 shares of restricted stock to the Company’s Chief Executive Officer, Yehuda Shmidman, in accordance with the terms of his employment agreement. Total compensation related to the restricted stock grant amounted to approximately $2.3 million, $570,000 of which was recorded in operating expenses in the Company’s consolidated statement of operations for the year ended December 31, 2012.

Additionally, as more fully described in Note 13, on November 29, 2012, the Company issued 80,000 shares of restricted stock to the Company’s Chief Financial Officer, Gary Klein, in accordance with the terms of his employment offer letter. Total compensation related to the restricted stock grant amounted to approximately $400,000, $100,000 of which was recorded in operating expenses in the Company’s consolidated statement of operations for the year ended December 31, 2012.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the restricted stock activity for the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Contractual Term	Aggregate Intrinsic Value
Unvested Outstanding at January 1, 2011	—	$—	—	$—
Granted	476,196	5.62	4.0
Vested	(119,049)	5.62	4.0

Unvested Outstanding at December 31, 2012	357,147	$5.62	3.9	$—

NOTE 17 - INCOME TAXES

The Company and its subsidiaries are consolidated and taxes are reported by the parent, Sequential Brands Group, Inc. Taxes are calculated on a consolidated basis at C-Corporation tax rates.

Deferred income taxes arise principally from net operating loss (“NOL”) carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2012.

The Company has federal and state net operating losses available to carryforward to future periods of approximately $17.6 million as of December 31, 2012 which expire beginning in 2017 for state purposes and 2027 for federal purposes. As a result of TCP’s investment in February 2012, we experienced an “ownership change” under Section 382 of the Internal Revenue Code, limiting our utilization of any NOLs accrued up to February 2012 based upon a formula provided under Section 382 of the Code that is based on the fair market value of the Company and prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of NOLs as a result of TCP’s investment could affect our ability to offset future taxable income.

The Company currently files U.S. federal tax returns, California and New York state tax returns and previously filed Georgia, Florida, New Jersey and Texas franchise tax returns. We are subject to examination by federal and state taxing authorities for the 2008 and subsequent tax years. The Federal income tax return for the year ended December 31, 2010 is currently under examination by the Internal Revenue Service, for which results are not expected to be material. The Company is not currently under examination in any other jurisdiction.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2012 and 2011 consists of the following:

	2012	2011
Federal:

Current provision	$-	$-
Deferred benefit	-	-
	-	-
State:
Current provision (benefit)	26,998	(800)
Deferred benefit	-	-
	26,998	-
	$26,998	$(800)

The difference between the provision (benefit) for income taxes and the expected income tax provision determined by applying the statutory federal and state income tax rates to pre-tax accounting loss from continuing operations for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011

Federal statutory rate	34.0%	34.0%
State taxes net of Federal benefit	6.0	6.0
Non-deductible transaction costs	(11.0)	-
Valuation allowance	(29.0)	(56.9)
Gross receipts tax and minimum statutory state income taxes	0.3	(0.3)
Other	0.1	-

	0.4%	(0.3)%

The components of the Company’s consolidated deferred income tax balances as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011

Deferred income tax assets – current
Bad debt reserve	$-	$42,000
Accruals and other reserves	386,000	428,000

Deferred income tax asset – long-term:
Net operating loss carryforwards	$6,854,000	3,888,000

Deferred income tax liability – long-term:
Property and equipment	-	(195,000)
	7,240,000	4,163,000
Less: Valuation allowance	(7,240,000)	(4,163,000)
Net deferred income tax asset – long-term	$-	$-

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – RELATED PARTY TRANSACTIONS

Agreement and Plan of Merger Relating to Heelys, Inc.

On December 7, 2012, in connection with the Company’s entry into an agreement and plan of merger with Heelys, Inc. (see Note 24), the Company entered into an equity commitment letter with Tengram Capital Partners Gen2 Fund, L.P., pursuant to which such entity agreed to provide up to $8,100,000 of equity financing to the Company, subject to the terms and conditions set forth in the commitment letter, if needed, for the Company to satisfy its obligations under the agreement and plan of merger. The commitment letter automatically terminated upon the consummation of the transactions contemplated by the merger agreement on January 24, 2013 without an equity financing by Tengram Capital Partners Gen2 Fund, L.P.

Change of Control Transaction with TCP

William Sweedler, Matthew Eby and Richard Gersten are each directors of the Company, and are the controlling members of Tengram Capital Associates, LLC which has the sole voting control over TCP. As further described in Note 10, on February 2, 2012, we entered into a Securities Purchase Agreement with TCP pursuant to which we sold debentures, warrants and Series A Preferred Stock to TCP.

Fees paid to TCP, including the annual monitoring fee (see Note 10), and legal and other fees included in deferred financing costs, amounted to approximately $689,000 for the year ended December 31, 2012.

Loan Received from Colin Dyne

During the year ended December 31, 2011, the Company’s former Chief Executive Officer/Chief Financial Officer and director, Colin Dyne, loaned the Company $230,000 in the form of unsecured, non-interest bearing advances. There were no formal terms of repayment, however, the entire balance was repaid to Mr. Dyne in 2011.

Transactions with Justin Timberlake

In May 2010, the Company’s subsidiary, William Rast Sourcing, entered into a design and licensing agreement with the Target Corporation. During the year ended December 31, 2011, Target made a direct payment of $250,000 to Justin Timberlake, an affiliate of the minority interest holder of William Rast Sourcing, on our behalf for his services related to the Target agreement. During the year ended December 31, 2012, the Company paid $400,000 in royalties to Justin Timberlake.

NOTE 19 – PROFIT SHARING PLAN

The Company has established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make contributions to the plan as determined by the Board of Directors. There were no contributions made during the years ended December 31, 2012 and 2011.

NOTE 20 – DISCONTINUED OPERATIONS OF WHOLESALE BUSINESS

In 2012, the Company’s Board of Directors decided to discontinue the Company’s wholesale business completely and as a result, no longer sells its People’s Liberation and William Rast branded products to wholesale and retail customers through its historical distribution channels.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The discontinuation of the Company’s wholesale business has been accounted for as a discontinued operation and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and cash flows have been adjusted to conform to this presentation.

The following table summarizes certain selected components of the discontinued operations of the Company’s wholesale business as of and for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011

Net Revenue	$943,149	$6,330,129

Net loss	$(985,126)	$(6,550,550)
Noncontrolling interest	-	3,117,623
Net loss attributable to discontinued operations	$(985,126)	$(3,432,927)

Basic and diluted loss per share from discontinued operations	$(0.41)	$(1.43)

	December 31, 2012	December 31, 2011
Current assets	$-	$339,184
Long-term assets	$3,950	$54,160
Current liabilities	$956,920	$1,762,552

NOTE 21 – DISCONTINUED OPERATIONS OF RETAIL SUBSIDIARY

In the second half of 2011, the Company’s Board of Directors decided to transition the Company’s business from a wholesale and retail provider of branded apparel and apparel accessories to a brand management and licensing business. As a result, the Company’s retail operations conducted by its subsidiary, William Rast Retail, which consisted of four retail stores, were discontinued. The Company closed its William Rast branded stores during 2011 and 2012.

The closing of the Company’s retail stores has been accounted for as a discontinued operation and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and cash flows have been adjusted to conform to this presentation.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes certain selected components of the discontinued operations of William Rast Retail as of and for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011

Net Revenue	$706,926	$1,850,723

Net loss	$(795,181)	$(1,554,672)
Noncontrolling interest	-	439,883
Net loss attributable to discontinued operations	$(795,181)	$(1,114,789)

Basic and diluted loss per share from discontinued operations	$(0.33)	$(0.46)

	December 31, 2012	December 31, 2011
Current assets	$-	$60,883
Long-term assets	$-	$260,825
Current liabilities	$393,729	$403,805
Long-term liabilities	$-	$288,765

The Company does not expect any significant costs to be incurred in future periods related to the closing down of its retail stores and the winding down of William Rast Retail’s operations. The Company recognized costs incurred to close its retail stores upon the “cease use date” of the retail store.

NOTE 22 – DISCONTINUED OPERATIONS OF J. LINDEBERG USA, LLC SUBSIDIARIES

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

In consideration for Bella Rose’s 50% membership interest in J. Lindeberg USA, Buyer agreed to pay to the Company an aggregate of $1,650,000, of which $900,000 was paid upon the closing of the transaction and $750,000 was received in the form of a receivable that was non-interest bearing and to be paid on the six month anniversary of the closing of the transaction. On June 24, 2011, the Company and Bella Rose entered into an asset purchase agreement with Monto. Pursuant to the agreement, the Company sold to Monto without recourse the $750,000 receivable owed to the Company under the terms of the Unit Purchase Agreement discussed above. The receivable balance was paid by Buyer to Monto in October 2011.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The divestiture of the Company’s membership interest in J. Lindeberg USA has been accounted for as a discontinued operation and, accordingly, all prior periods presented in the accompanying consolidated balance sheets, statements of operations and cash flows have been adjusted to conform to this presentation.

The Company recorded a gain in the second quarter of 2011 related to this divestiture as follows:

Carrying value of net assets of J. Lindeberg USA	$(1,501,404)
Noncontrolling interest on date of divestiture	1,863,727
Carrying value of net assets attributable to J. Lindeberg USA	362,323
Cash proceeds received at closing	900,000
Receivable from Buyer	750,000
Gain on sale of member interest in subsidiary	$2,012,323

The following table summarizes certain selected components of the discontinued operations of J. Lindeberg USA for the year ended December 31, 2011:

Net Revenue	$3,374,624

Net loss	$(125,771)
Noncontrolling interest	62,885
Net loss attributable to discontinued operations	$(62,886)

Income per share from discontinued operations, basic and diluted	$0.81

During the year ended December 31, 2011, the Company purchased all of its J. Lindeberg brand products from J. Lindeberg AB in Sweden, the beneficial owner of 50% of the Company’s former subsidiary, J. Lindeberg USA. Total purchases from J. Lindeberg AB for the year ended December 31, 2011 amounted to approximately $1.8 million.

NOTE 23 – SECURITIES PURCHASE AGREEMENT

On December 21, 2012, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a select group of accredited investors (the “Investors”), pursuant to which the Company agreed to sell to the Investors an aggregate of 4,966,667 shares of the Company’s common stock, par value $0.001 (the “Securities”), at a purchase price of $4.50 per share, for a total offering amount of approximately $22.4 million (the “Offering”). Net proceeds, after the payment of legal and other expenses, amounted to approximately $21.3 million.

The Offering was consummated on January 9, 2013. Affiliates of the Company purchased 744,444 shares, with the Company’s Chief Executive Officer, Mr. Shmidman, purchasing 11,111 shares and TCP SQBG Acquisition, LLC, a fund affiliated with TCP, purchasing 733,333 shares. The Company’s directors, William Sweedler, Matthew Eby and Richard Gersten, are co-managing members of Tengram Capital Associates, LLC, which is the managing member of TCP. As contemplated by the Purchase Agreement, the Company also entered into a registration rights agreement with the Investors on January 9, 2013 (the “Registration Rights Agreement”).

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Registration Rights Agreement requires the Company to file a resale shelf registration statement (the “Resale Shelf”) for the Securities purchased by each Investor in the Offering within 120 days of the Closing Date (the “Filing Deadline”) and must use its commercially reasonable efforts to cause the Resale Shelf to become effective as promptly thereafter as practicable but in any event not later than 90 days after the Filing Deadline if the Company receives comments from the Securities and Exchange Commission (the “SEC”), or 30 days after the Filing Deadline, if the Company does not receive comments from the SEC (such applicable date, the “Effectiveness Deadline”). If the Company fails to meet the Filing Deadline or the Effectiveness Deadline, subject to certain grace periods provided for in the Registration Rights Agreement, the Company will be required to pay certain liquidated damages to the Investors. The Registration Rights Agreement also provides for customary indemnification and contribution provisions, as well as customary restrictions such as blackout periods. In the event the Investors no longer hold “Registrable Securities,” as defined in the Registration Rights Agreement, notwithstanding the foregoing, the Company may not be obligated to put up the Resale Shelf.

NOTE 24 –SUBSEQUENT EVENTS

Heelys Acquisition

On January 24, 2013, the Company completed its acquisition of Heelys, Inc. (“Heelys”) pursuant to the Agreement and Plan of Merger (“Merger Agreement”) dated December 7, 2012. In accordance with the Merger Agreement, the Company acquired all of the outstanding shares of common stock of Heelys at a purchase price of $2.25 per share in cash, for an aggregate consideration of approximately $62.9 million. In connection with the acquisition, the Company incurred legal and other costs related to the transaction of approximately $1.4 million. The Heelys acquisition was effected in order to develop and build the Company’s diversified portfolio of consumer brands.

In connection with the acquisition of Heelys, the Company entered into a multi-country exclusive license agreement (the “Heelys License Agreement”) with BBC International LLC (“BBC”) to license the trademark “Heelys” and all existing derivative brands, including (i) Heelys, (ii) Sidewalk Sports, (iii) Nano, and (iv) Soap (collectively, the “Marks”). The Heelys License Agreement grants an exclusive, nontransferable, non-assignable license, without the right to sub-license, to use the Marks and certain proprietary rights, including patents, in connection with the manufacturing, distribution, advertising and sale of wheeled footwear and footwear without wheels (the “Licensed Products”) subject to the terms and conditions stated in the Heelys License Agreement.

The term of the Heelys License Agreement expires on June 30, 2019 and,subject to certain conditions, may be renewed by BBC for two renewal periods of five years each in years five and ten, respectively, provided that BBC is not in default of the terms and conditions of the Heelys License Agreement and in compliance with the aggregate guaranteed minimum royalties requirements set forth therein.

SEQUENTIAL BRANDS GROUP, INC.

(FORMERLY PEOPLE’S LIBERATION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Brand Matter Acquisition

On March 28, 2013, the Company acquired all of the outstanding shares of Brand Matter, LLC (“Brand Matter”) for an aggregate purchase price consisting of (i) $62.3 million of cash and (ii) 2.8 million shares of the Company’s common stock. In connection with the acquisition, the Company entered into a (i) first lien term loan agreement (“First Lien Loan Agreement”), which provides for term loans of up to $45 million and (ii) a second lien term loan (“Second Lien Loan Agreement”) which provides for term loans of up to $20 million. The proceeds from each term loan were used to fund the acquisition of Brand Matter, repay existing debt, pay fees and expenses in connection with the foregoing, finance capital expenditures and for general corporate purposes. In connection with the Second Lien Loan Agreement, the Company issued 5-year warrants to purchase up to an aggregate of 285,160 shares of the Company’s common stock at an exercise price of $4.50 per share. The Brand Matter acquisition was effected to complete the Company’s base platform through acquiring two strong brands with a proven team.

The term loans were drawn in full on March 28, 2013 and are required to be repaid on March 28, 2018. The Company is required to make quarterly scheduled amortization payments of $2 million during the term of the loan. The First Lien Term Loan bears interest, at the Company’s option, at either (a) 4% per annum plus adjusted LIBOR or (b) 3% per annum plus the Base Rate, as defined in the loan agreement. The Second Lien Term Loan bears interest at 12.75% per annum plus LIBOR.

The Loan Agreements include customary representations and warranties and include representations relating to the intellectual property owned by the Company and its subsidiaries and the status of the Company’s material license agreements. In addition, the Loan Agreements include covenants and events of default including requirements that the Company satisfy a minimum positive net income test, maintain a minimum loan to value ratio (as calculated pursuant to the First Lien Loan Agreement or the Second Lien Loan Agreement, as applicable) and, in the case of the Second Lien Loan Agreement, maintain a minimum cash balance in accounts subject to control agreements, as well as limitations on liens on the assets of the Company and its subsidiaries, indebtedness, consummation of acquisitions (subject to certain exceptions and consent rights as set forth in the Loan Agreements) and fundamental changes (including mergers and consolidations of the Company and its subsidiaries), dispositions of assets of the Company and its subsidiaries, investments, loans, advances and guarantees by the Company and its subsidiaries, and restrictions on issuing dividends and other restricted payments, prepayments and amendments of certain indebtedness and material licenses, affiliate transactions and issuance of equity interests.

The purchase price allocation for these acquisitions has not been completed as of the date of this filing. The Company does not believe there is a bargain purchase option associated with these acquisitions.

Due to the timing of these transactions, the Company’s pro forma revenue and net loss attributable to common stockholders has not been presented because the purchase price allocation for these acquisitions has not been completed.

Conversion of Debentures

In connection with the Brand Matter acquisition discussed above, on March 28, 2013, TCP converted the aggregate principal amount outstanding under the Debentures into 5,523,810 shares of the Company’s common stock at a conversion rate of $2.625 per share. At the time of the conversion, the aggregate principal amount outstanding under the Debentures was $14.5 million, plus accrued and unpaid interest. In connection with the conversion, the Company also redeemed all of the 14,500 issued and outstanding shares of Series A Preferred Stock held by TCP for an aggregate redemption price of $14.50. Additionally, in connection with the conversion of the Debentures, the Subsidiary Guarantee and Security Agreement were terminated (see Note 10). As a result of the conversion of the Debentures, the Company charged the remaining unamortized debt discount and deferred financing costs of approximately $11,614,000 to non-cash interest expense in the three month period ended March 31, 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2012, the end of the period covered by this report. In connection with this evaluation, management identified a material weakness in our internal controls as of December 31, 2012. Specifically, the lack of technical resources to apply accounting requirements as they relate to non-routine and highly complex transactions, resulted in restatements to our financial statements as previously filed on Form 10-Q for the periods ended March 31, June 30 and September 30, 2012. The adjustments related to the recognition of license revenue, valuation of the Debentures and accounting for our DVS acquisition. Based on this material weakness, management concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The material weakness associated with the financial reporting relating to the recognition of license revenue, valuation of our Debentures and accounting for our DVS acquisition discussed above was subsequently identified and resulted in remediation activities subsequent to December 31, 2012.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness and enhance our internal control over financial reporting. The following actions, which we believe have remediated the material weakness in internal control over financial reporting, were completed as of the date of this filing:

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors (“Board”) is divided into three classes designated Class I, Class II and Class III. Directors hold office for staggered terms of three years. One of the three classes is elected each year to succeed the directors whose terms are expiring. The Class I, Class II and Class III directors serve terms that expire in 2015, 2013 and 2014, respectively.

The following table provides the name, age and position of each of our executive officers and directors as of March 1, 2013. There are no family relationships between our executive officers and directors.

Name	Age	Position with Sequential Brands Group

Class I Director: (Term Expiring in 2015)
Yehuda Shmidman	31	Class I Director, Chief Executive Officer and Secretary

William Sweedler	46	Class I Director, Chairman of the Board of Directors
Class II Director: (Term Expiring in 2013)
Matthew Eby	41	Class II Director
Class III Director Nominee: (Term Expiring in 2014)
Al Gossett	60	Class III Director
Richard Gersten	47	Class III Director

Other Executive Officers:
Gary Klein	36	Chief Financial Officer

Board of Directors

Yehuda Shmidman was appointed our Chief Executive Officer and a Class I director of our Board on November 19, 2012. Mr. Shmidman will serve on the Board of Directors for a term expiring at the 2015 annual meeting of stockholders, or until his successor has been elected and qualified.

Mr. Shmidman, until his appointment as Chief Executive Officer, served as the Chief Operating Officer of Iconix Brand Group, Inc. (NASDAQ:ICON) (“Iconix”) since 2010. Mr. Shmidman joined Iconix in 2005, and held multiple positions of increasing responsibility during his seven year tenure with Iconix, ranging from head of global business development to direct involvement with corporate initiatives related to mergers and acquisitions, global joint ventures, corporate finance and investor relations. Prior to joining Iconix, Mr. Shmidman worked at a start-up licensing agency in New York that launched several direct to retail brands. Mr. Shmidman earned a bachelor’s degree in political science from Yeshiva University in 2004. Mr. Shmidman was selected to become a director of the Company due to his knowledge of managing and developing brands.

William Sweedler has served as Chairman of the Board since February 22, 2012 and was selected to become a director of the Company due to his knowledge of the consumer industry and because of his experience in managing and developing brands. Mr. Sweedler was appointed to our Board in connection with our financing transaction with TCP WR Acquisition, LLC in February 2012 (see Note 10 to our Consolidated Financial Statements for further details). Mr. Sweedler is presently Co-Founder and Partner of Tengram Capital Partners, a consumer private equity firm formed to invest in the consumer and retail sectors. He was formerly Chairman & CEO of Windsong Brands, a diversified brand development and investment company that specialized in the acquisition, growth, licensing, and comprehensive management of consumer branded intellectual property and businesses. Mr. Sweedler has over 20 years of experience in the consumer sector as an operator and strategic investor. Current portfolio companies and investments include Robert Graham, Nest Fragrances, Laura Geller, Field & Stream, Carlos Falchi, and Design Within Reach. Prior to founding Windsong Brands, he was President & CEO of Joe Boxer, a wholly owned division of the Iconix Brand Group (NASDAQ: ICON) of which he was Executive Vice President and Director. Prior to Mr. Sweedler joining Iconix Brand Group, he was a founder of Windsong Allegiance Group (“WAG”), a diverse apparel marketer and brand manager. While CEO of WAG, he led the acquisition and restructuring of Joe Boxer and Hathaway Shirt Company. He was responsible for licensing the Joe Boxer brand to Kmart, now Sears Holding Corporation, and Hathaway to Costco. Mr. Sweedler also led the merger, re-structure, and sale of the Joe Boxer and Hathaway divisions of WAG. Mr. Sweedler has served as a director to Iconix Brand Group, Talon International, Inc. (OTC:TALN), and Bank of Westport (NASDAQ: BWST). He is currently Co-Chairman of Robert Graham and Carlos Falchi. He is also a director at Nest Fragrances, Laura Geller, Field & Stream, Skip Barber Racing, and Design Within Reach (OTC: DWRI). Mr. Sweedler graduated from Babson College with a BS in Finance and Investments and joined Polo Ralph Lauren for four years prior to co-founding WAG.

Matthew Eby joined our Board on February 22, 2012 and was selected to become a director of the Company due to his knowledge of the consumer industry and because of his experience in managing and developing brands. Mr. Eby was appointed to our Board in connection with our financing transaction with TCP WR Acquisition, LLC in February 2012 (see Note 10 to our Consolidated Financial Statements for further details). Mr. Eby is presently Co-Founder and Partner of Tengram Capital Partners. From 2003 to 2010, prior to founding Tengram, Mr. Eby was the founder and Chief Investment Officer of JAWS Estates Capital, the private investment office of Barry Sternlicht and the Sternlicht family. In his capacity as CIO, he was responsible for investment and asset allocation decisions and recommendations across a broad spectrum of asset classes and investment strategies. His responsibilities included leading investments in hedge funds, private equity funds, direct transactions in a broad array of public markets and direct transactions in private companies. During his tenure at JAWS, Mr. Eby invested in and led numerous private equity transactions. Mr. Eby developed an investment strategy that focused on branded consumer goods and intellectual property. In this space, Mr. Eby led investments in Field & Stream, Joe’s Jeans, and Carlos Falchi. Mr. Eby currently serves on the Boards of Directors of Field & Stream, Robert Graham, Nest Fragrances, Laura Geller and Carlos Falchi. Prior to founding JAWS, Mr. Eby was an associate at Morgan Stanley from 2002-2003 and prior to entering the investment industry, he served five years as an officer in the U.S. Navy. Mr. Eby is a graduate of the United States Naval Academy and Harvard Business School.

Al Gossett joined our Board on December 14, 2011. Mr. Gossett was appointed to our Board in connection with the restructuring of the ownership of our William Rast branded apparel business (see Note 14 to our Consolidated Financial Statements for further information). Mr. Gossett is President, CEO and owner of Gossett Automotive Group, which he founded in 1988.  Gossett Automotive Group consists of 17 automotive dealerships located in Memphis, TN and Atlanta, GA.  The various brands under this umbrella of dealerships include Volkswagen, Porsche, Audi, Bentley, Kia, Hyundai, Chrysler, Jeep, Dodge, Ram, Mazda, Mitsubishi and FIAT.  Mr. Gossett has been involved in the auto dealership industry since 1975.  In 1988, he acquired his first dealership.  During the course of his career, Mr. Gossett has chaired or served on a number of district, regional and national dealer boards within the industry, including Chrysler, Jeep, Dodge, Chrysler Financial, Volkswagen and Volkswagen Financial.  Since June 2009, Mr. Gossett has served on the board of directors of Landmark Community Bank in Collierville, TN, a suburb of Memphis, TN.  Since 2005, Mr. Gossett has also served as the managing partner of JALP, LLC (d/b/a ful), a wholesale business engaged in the global distribution of backpacks, luggage and apparel.  Mr. Gossett attended Northwestern University. Mr. Gossett was selected to become a director of the Company due to his brand management expertise.

Richard Gersten joined our Board on February 22, 2012 and was selected to become a director of the company due to his experience in investing in, managing and developing brands. Mr. Gersten was appointed to our Board in connection with our financing transaction with TCP WR Acquisition, LLC in February 2012 (see Note 10 to our Consolidated Financial Statements for further details). Mr. Gersten is presently a Partner of Tengram Capital Partners. Mr. Gersten has over 19 years of experience in the private equity industry and has spent the last 14 years focused exclusively on the consumer sector. Prior to joining Tengram, he was a Partner at Catterton Partners, a leading private equity firm with an exclusive focus on providing equity capital to small to middle market consumer companies. During his time at Catterton, he was responsible for sourcing, evaluating and executing transactions in the consumer industry and post investment monitoring for companies. Mr. Gersten served on the board of directors of Strivectin, Sun Water Sysems (d/b/a Aquasana), Van's Natural Foods, Monosol, and Dr. Miracle’s. Prior to joining Catterton, Mr. Gersten was a Partner at North Castle Partners, a private equity firm focused on consumer investments that benefit from healthy living and aging trends. During his time at North Castle, he originated, executed and monitored investments primarily in the personal care, fitness and recreation and nutrition industries. He successfully completed investments in and served on the board of directors of Enzymatic Therapy, Avalon Natural Products, HDS Cosmetics (d/b/a DDF Skincare) and GloMinerals. Prior to joining North Castle, Mr. Gersten was a Principal at NMS Capital, the merchant banking arm of NationsBanc Montgomery Securities. Prior to joining NMS Capital, he spent five years at BT Capital Partners, the private equity arm of Bankers Trust, where he helped originate, evaluate and monitor both control and minority investments in middle market companies. Prior to joining BT Capital, Mr. Gersten was an Associate at Chemical Bank. Mr. Gersten currently serves on the Boards of Directors of NEST Fragrances and Laura Geller, Mr. Gersten received a B.S. in Economics from Union College (N.Y.) and an M.B.A. from the Wharton School at the University of Pennsylvania.

Other Executive Officers

Gary Klein was appointed as our new Chief Financial Officer on November 29, 2012. Mr. Klein, until his appointment, served as the Vice President of Finance at Iconix Brand Group, Inc. (NASDAQ:ICON) (“Iconix”) since 2008. Mr. Klein joined Iconix in 2005, and during his seven year tenure was regularly involved in matters relating to financial planning and analysis, reporting and accounting, corporate finance, investor relations, mergers and acquisitions and the Company’s management information systems. From February 2005 to December 2005, Mr. Klein served at TV Guide Publishing Group as the Director of Financial Planning and Analysis and from May 2001 to February 2005, Mr. Klein served as Finance Manager at Columbia House, one of the world’s largest licensees of content for music and film.   Prior to that time, Mr. Klein served at Office.com as a senior accountant and at Rosen, Seymour, Shapps, Martin & Co., a public accounting firm, as a staff accountant.  Mr. Klein earned a bachelor’s degree in accounting from the University at Albany in 1998.

Director Independence

We are not a “listed company” under SEC rules and are therefore not subject to listing standards that require us to have a majority of our Board comprised of independent directors and separate committees comprised of independent directors. Notwithstanding the foregoing, we have determined that of our seven directors who served during our last completed fiscal year, Susan White, Al Gossett, Matthew Eby, Richard Gersten and William Sweedler were “independent” as that term is defined in Section 5605 of the NASDAQ Listing Rules as required by the NASDAQ Stock Market. In addition, in 2012 we formed separately designated audit, compensation and governance committees of our Board. Our Board may also establish special committees from time to time, including a nominating committee, to perform specifically delegated functions. The Board has adopted a written charter that governs the conduct and responsibilities of each of the Audit Committee, Compensation Committee and Governance Committee, copies of which may be found on our website located at http://www.sequentialbrandsgroup.com.

Audit Committee. On April 12, 2012, we formed an Audit Committee of our Board. Our Audit Committee is chaired by Mr. Eby, and seated by Mr. Gosset and Mr. Gersten, all of whom qualify as “independent” directors within the meaning of rule 5605(a)(2) of the Nasdaq Stock Market’s Listing Rules. Notwithstanding the foregoing, Mr. Eby and Mr. Gersten do not meet the additional requirement for independence within the meaning of Nasdaq Rule 5605(c)(2)(A)(ii), since Mr. Eby and Mr. Gersten indirectly received compensation from us other than in their capacities as members of the Board or its committees and are our affiliates (see Note 10 to our Consolidated Financial Statements for further details). We have determined that Mr. Eby qualifies as an audit committee “financial expert” within the meaning of the rules and regulations of the SEC and that each of our other Audit Committee members are able to read and understand fundamental financial statements and have substantial business experience that results in that member's financial sophistication. Among other responsibilities, the Audit Committee reviews the scope and results of quarterly reviews and the year-end audit with management and the independent auditors, reviews and discusses the adequacy of our internal controls, and recommends to the Board selection of independent auditors for the coming year.

Compensation Committee. On April 12, 2012, we formed a Compensation Committee of our Board. Our Compensation Committee is seated by Mr. Gossett, Mr. Sweedler and Mr. Gersten, each of whom qualify as “independent” directors within the meaning of rule 5605(a)(2) of the Nasdaq Stock Market’s Listing Rules. The Compensation Committee of the Board is primarily responsible for determining the annual salaries and other compensation of directors and executive officers and administering our equity compensation plans.

Governance Committee. On April 12, 2012, we formed a Governance Committee of our Board of Directors. Our Governance Committee is seated by Mr. Gossett, Mr. Eby and Mr. Gersten, all of whom qualify as “independent” directors within the meaning of rule 5605(a)(2) of the Nasdaq Stock Market’s Listing Rules. The Governance Committee reviews and makes recommendations regarding the functioning of the Board as an entity, recommends corporate governance principles applicable to the company and assists the Board in its reviews of the performance of the Board and each of its committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2012, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except for the filing of one late report on Form 4 reporting late one transaction by Gary Klein.

Code of Ethics

We have adopted a Code of Ethics applicable to all of our Board members and to all of our employees and executive officers, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. The Code of Ethics has been publicly filed with the SEC as an exhibit to this Annual Report on Form 10-K. Our code of ethics is posted on our Internet website located at www.sequentialbrandsgroup.com in the section titled “Investor Relations—Corporate Governance.” You may also request a copy of the Code of Ethics by writing or calling us at:

SEQUENTIAL BRANDS GROUP, INC.

Attn: Investor Relations

1065 Avenue of Americas, Suite 1705

New York, NY 10018

(646) 564-2577

Any waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed in a report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information concerning all compensation paid for services provided to us in all capacities for each of the two fiscal years ended December 31, 2012 and 2011 as to Yehuda Shmidman and Colin Dyne, each of whom served as our Chief Executive Officer during 2012, and Gary Klein and Andrea Sobel, the only other executive officers that served in 2012 whose compensation exceeded $100,000 (referred to as named executive officers).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
Yehuda Shmidman	2012	72,727	-	2,278,127	-	2,250	2,353,104
Chief Executive Officer	2011	-	-	-	-	-	-
Gary Klein	2012	22,728	20,000	400,000	-	-	442,728
Chief Financial Officer	2011	-	-	-	-	-	-
Colin Dyne
Former Chief
Executive Officer and	2012	592,499	-	-	-	1,403,000	1,995,499
Chief Financial	2011	395,004	275,000	-	71,000	61,407	802,411
Officer
Andrea Sobel	2012	250,008	-	-	-	9,000	259,008
Former President
of Licensing	2011	200,016	25,000	-	6,128	16,446	247,590

(1)	The amounts in this column represent the grant date fair value with respect to vested shares of restricted stock granted in the applicable fiscal year. For additional information on the valuation assumptions with respect to stock awards granted in 2012, please see Note 16 to our consolidated financial statements for the years ended December 31, 2012 and 2011. The amount does not reflect the actual value that may be realized by the named executive officer which depends on the value of our shares in the future,

(2)	The amounts in this column represent the grant date fair value with respect to stock options granted in the applicable fiscal year. For additional information on the valuation assumptions with respect to option grants, including the options granted in 2011, please see Note 16 to our consolidated financial statements for the years ended December 31, 2012 and 2011. The amount does not reflect the actual value that may be realized by the named executive officer which depends on the value of our shares in the future,

(3)	Other compensation indicated in the above table consists of separation payments, medical and disability insurance and car allowances and expenses. Included in other compensation for Mr. Dyne for the year ended December 31, 2012 and 2011 are approximately $27,021 and $29,000 of medical insurance expenses, respectively, and a car allowance of $2,000 per month. Also included in other compensation for Mr. Dyne for the year ended December 31, 2012 is $1.35 million paid to him in accordance with his separation agreement.

Compensation for Fiscal Year Ended December 31, 2012

In the fiscal year ended December 31, 2012, we compensated our executive officers through base salary, bonuses, equity compensation and perquisites, which perquisites consisted of medical and disability insurance and car allowances and expenses. The following is a description of the material terms of each of our named executive officer’s employment arrangements with us:

Yehuda Shmidman

On November 19, 2012, our Board appointed Yehuda Shmidman as our Chief Executive Officer and a Class I director of the Board and Mr. Shmidman will serve on the Board for a term expiring at the 2015 annual meeting of stockholders, or until his successor has been elected and qualified. In connection with his appointment as our Chief Executive Officer, we entered into an employment agreement with Mr. Shmidman. Pursuant to the agreement, Mr. Shmidman will serve as our Chief Executive Officer for a term of three years. During the term of the agreement, Mr. Shmidman will receive a base salary of $600,000 per annum, which is subject to increase, and he will be eligible to receive an annual cash performance bonus of up to 100% of his base salary based on the attainment of the EBITDA target to be agreed upon by the Compensation Committee and Mr. Shmidman. Mr. Shmidman also purchased 396,196 shares of restricted stock at a purchase price of $0.001 per share, 25% of which vested on their date of grant, with the remaining shares vesting in equal installments on each of the first, second and third anniversaries of the grant date. In the event of a change of control of the company, all unvested shares of restricted stock will immediately vest.

In the event Mr. Shmidman’s employment is terminated by us without cause or by Mr. Shmidman for good reason, Mr. Shmidman will receive all earned but unpaid base salary and payment for all accrued but unused vacation time through the date of termination, as well as any benefits to which Mr. Shmidman may be entitled under employee benefit plans (collectively, the “accrued obligations”). Mr. Shmidman will also receive a severance amount equal to the greater of (i) 1.5 times his base salary then in effect and (ii) an amount equal to the base salary that Mr. Shmidman would have received for the remainder of the term of the agreement had Mr. Shmidman’s employment continued until the end of the employment period. In addition, Mr. Shmidman will receive earned bonuses that have not been paid for prior fiscal years and, in the event such resignation or termination occurs following our first fiscal quarter of any year, a pro-rated annual bonus for the year in which his employment was terminated (the “pro-rated bonus”). In the event Mr. Shmidman’s employment is terminated by us without cause or by Mr. Shmidman for good reason, all unvested restricted stock will accelerate and become fully vested on the date of his termination. If Mr. Shmidman’s employment is terminated as a result of his death or disability, we will pay to Mr. Shmidman or his estate all accrued obligations, any earned bonuses that have not been paid for prior fiscal years and the pro-rated bonus. In addition, the restricted stock award will vest with respect to the portion of such award that was scheduled to vest in the year in which Mr. Shmidman’s death or disability occurs. In the event of Mr. Shmidman’s death, we will also continue to pay Mr. Shmidman’s base salary to his estate for the remainder of the year in which his death occurs. In the event Mr. Shmidman is terminated by us for cause or Mr. Shmidman terminates his employment without good reason, we will have no further obligations to Mr. Shmidman except to pay Mr. Shmidman all accrued obligations. Mr. Shmidman is also prohibited from competing with us for a period of six months upon the termination of his employment by us without cause or a resignation by Mr. Shmidman for good reason and for a period of twelve months upon the termination of his employment by us for cause or a resignation by Mr. Shmidman without good reason.

Gary Klein

On November 29, 2012, our Board appointed Gary Klein as our Chief Financial Officer for a term of three years. During the term of his employment, Mr. Klein will receive a base salary of $250,000 per annum, which is subject to increase, and he will be eligible to receive an annual cash performance bonus of up to 50% of his base salary based on the attainment of the EBITDA target to be agreed upon by us and Mr. Klein. Mr. Klein received a signing bonus of $20,000 and on November 29, 2012 also purchased 80,000 shares of restricted stock at a purchase price of $0.001 per share, of which 25% vested upon Mr. Klein’s employment commencement date, with the remaining shares vesting in equal installments on each of the first, second and third anniversaries of Mr. Klein’s start date. In the event of a change of control of the company, all unvested shares of restricted stock will immediately vest.

Colin Dyne

On May 21, 2007, the Company’s Board appointed Colin Dyne as its Chief Executive Officer and Co-Chairman of the Board of Directors, and Mr. Dyne became our Chief Financial Officer effective December 30, 2010. On November 15, 2012, Mr. Dyne resigned from his positions with the Company.

Prior to his resignation, on December 14, 2011, we entered into an employment agreement with Colin Dyne pursuant to which Mr. Dyne was to serve as our Chief Executive Officer for a term of five years, which term was subject to automatic renewal for successive one year periods unless we or Mr. Dyne elected not to extend the term of the agreement.  During the term of the Agreement, Mr. Dyne was to receive a minimum base salary of $650,000 per annum and was eligible to receive an annual cash performance bonus.

In connection with Mr. Dyne’s resignation, the Company and Mr. Dyne entered into a separation and release agreement which provides for an aggregate payment to Mr. Dyne of $2.35 million. The agreement also provides that, subject to certain exceptions, other than the payment of accrued wages and unpaid vacation time, Mr. Dyne will not be entitled to any other payments or benefits in connection with the termination of his employment, including those provided for in Mr. Dyne’s employment agreement with us. Subject to certain exceptions, the agreement also provides a release of all claims that each party may have against the other.

Andrea Sobel

On May 22, 2008, Andrea Sobel was appointed our Executive Vice President of Branding and Licensing and on December 14, 2011, our President of Licensing. Ms. Sobel resigned from the Company subsequent to management’s decision in 2012 to close its Los Angeles office.

On December 14, 2011, we entered into a three year employment agreement with Ms. Sobel, which term was scheduled to automatically renew for successive one year periods unless we or Ms. Sobel elected not to extend the term of the agreement.  During the term of the agreement, Ms. Sobel was to receive a base salary of $250,000 per year, which was subject to increase and was eligible to receive an annual cash performance bonus.  Pursuant to the agreement, Ms. Sobel was also granted a ten year option to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share.  The options were to vest in equal quarterly installments over a period of three years beginning on March 14, 2012.

In connection with Ms. Sobel’s resignation, we entered into a separation and release agreement with Ms. Sobel which provides for an aggregate payment to Ms. Sobel of $125,000 and the acceleration and full vesting of all outstanding equity awards previously granted to Ms. Sobel. The agreement also provides that, subject to certain exceptions, other than the payment of accrued wages and unpaid vacation time, Ms. Sobel will not be entitled to any other payments or benefits in connection with the termination of her employment, including those provided for in Ms. Sobel’s employment agreement with us. Subject to certain exceptions, the agreement also provides a release of all claims that each party may have against the other.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table provides information with respect to stock option and restricted stock awards held by each of the named executive officers as of December 31, 2012. None of the named executive officers exercised options during the fiscal year ended December 31, 2012.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#)				Number of Shares or		Market Value of Shares or
Name	Exercisable	Unexercisable	Option Exercise Price ($)	Option Expiration Date	Units of Stock that have not Vested (#)		Units of Stock That Have Not Vested ($)(5)
Yehuda Shmidman	—	—	—	—	297,147	(3)	1,485,735

Gary Klein	—	—	—	—	60,000	(4)	300,000

Colin Dyne (1)	200,000	—	2.25	November 15, 2015	—		—

Andrea Sobel (2)	13,333	—	6.00	January 25, 2016	—		—
	3,000	-	3.00	January 25, 2016	—		—
	33,333	-	2.25	January 25, 2016	—		—
	50,000	-	3.00	January 25, 2016	—		—

(1)	These options vested immediately on the date of grant. Pursuant to the terms of a separation agreement entered into between Mr. Dyne and the Company on November 15, 2012, the right to exercise these options expires on November 15, 2015.

(2)	Pursuant to the terms of a separation agreement entered into with Ms. Sobel and the Company, the remaining shares related to these option grants became immediately vested and expire on January 25, 2016.

(3)	The remaining 297,147 shares will vest in equal installments on each of November 19, 2013, November 19, 2014 and November 19, 2015.

(4)	The remaining 60,000 shares will vest in equal installments on each of November 29, 2013, November 29, 2014 and November 29, 2015.

(5)	The market value of the restricted stock awards is based on the closing market price of our common stock as of December 31, 2012, which was $5.00 per share.

Director Compensation

The following table details the total compensation earned by the company’s non-employee directors in 2012:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Susan White (1)	27,500	-	-	27,500
William Sweedler	-	-	-	-
Richard Gersten	-	-	-	-
Mathew Eby	-	-	-	-
Al Gossett	-	-	-	-
Total	27,500	-	-	27,500

(1)	Ms. White resigned from our Board of Directors on November 23, 2012.

The general policy of our Board is that compensation for non-employee directors should be a mix of cash and equity based compensation. We do not pay management directors for Board service in addition to their regular employee compensation. Our directors are also reimbursed for travel expenses associated with attendance at Board meetings. There were no reimbursements for travel expenses for the fiscal year ended December 31, 2012. In connection with the Company’s change in management and transition to a licensing and brand management business, the Company is currently evaluating a compensation mix for its board members which it expects to implement in 2013.

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

In addition to the indemnification required in our Amended and Restated Certificate of Incorporation and bylaws, we have entered into indemnity agreements with current and former officers, directors and key employees. These agreements provide for the indemnification of such individuals for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were our agents. We believe these indemnification provisions and agreements are necessary to attract and retain qualified directors, officers and key employees.

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

The following table presents information regarding the beneficial ownership of our common stock as of April 1, 2013 by:

•	each of the executive officers listed in the summary compensation table;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each shareholder known to us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options, warrants and other derivative securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 1, 2013 are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or other convertible security for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 16,210,895 shares of our common stock outstanding on April 1, 2013. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more shareholders named below is c/o Sequential Brands Group, Inc., 1065 Avenue of Americas, Suite 1705, New York, NY 10018.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding

Executive Officers and Directors:
Yehuda Shmidman (1) Director, Chief Executive Officer and Secretary	407,307	2.5
William Sweedler (2) Chairman of the Board of Directors	7,854,089	45.4
Matthew Eby (2) Director	7,361,905	42.5
Richard Gersten (2) Director	7,361,905	42.5
Al Gossett Director	-	-
Gary Klein (3) Chief Financial Officer	80,000	*
Colin Dyne (4) Former Director, Chief Executive Officer, Chief Financial Officer and Secretary	682,437	4.2
Andrea Sobel (5) Former President of Licensing	99,666	*
Named Directors and officers as a group (8 persons) (6)	9,129,049	51.8

5% Shareholders:
Buckingham Capital Management (7)	2,666,666	16.4
Monto Holdings (Pty) Ltd. (8)	1,083,334	6.7
Tengram Capital Associates, LLC	7,361,905	42.5

*	Less than 1%

(1)	Consists of 407,307 shares of common stock.

(2)	Consists of 5,523,810 shares of our common stock and 1,104,762 warrants to purchase shares of our common stock at an exercise price of $0.175 per share issued to TCP WR Acquisition LLC and 733,333 shares of common stock issued to TCP SQBG Acquisition, LLC. Our directors, William Sweedler, Matthew Eby and Richard Gersten, as co-managing members of Tengram Capital Associates, LLC, which is the managing member of each of TCP WR Acquisition, LLC and TCP SQBG Acquisition, LLC, exercise voting and investment authority over (i) the shares and the shares issuable upon exercise of the warrants held by TCP WR Acquisition, LLC and (ii) the shares held by TCP SQBG Acquisition, LLC. The address of TCP WR Acquisition LLC is 15 Riverside Avenue, Floor 1, Westport, CT 06880. William Sweedler is also the beneficial owner of 492,184 shares of our common stock which were issued in connection with our acquisition of Brand Matter.

(3)	Consists of 80,000 shares of common stock.

(4)	Consists of 482,437 shares of common stock and options to purchase 200,000 shares of common stock. The address of Mr. Dyne is 6205 Busch Drive, Malibu, CA 90265.

(5)	Consists of 1,000 shares of common stock and options to purchase 98,666 shares of common stock.

(6)	Consists of 7,725,621 shares of common stock, 1,104,762 warrants to purchase shares of our common stock and options to purchase 298,666 shares of our common stock.

(7)	Consists of 2,666,666 shares of common stock. Buckingham Research Group Incorporated, a registered broker-dealer, is the parent company of Buckingham Capital Management, Inc. and thus may be deemed to be the beneficial owner of the securities reported. The address of Buckingham Capital Management is 485 Lexington Avenue, Third Floor, New York, NY 10017.

(8)	Consists of 250,000 warrants to purchase shares of common stock at an exercise price of $3.00 per share and 833,334 warrants to purchase our common stock at an exercise price of $1.20 per share. Ronald Dyne exercises voting and investment authority over the shares issuable upon exercise of the warrants held by this company. The address of Monto Holdings (Pty), Ltd. is Level 3, 100 New South Head Road, Edgecliff NSW 2027.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders (1)	204,800	$5.89	161,867
Equity compensation plans not approved by security holders	—	—	—
Total	204,800		161,867

(1)	Consists of shares underlying our 2005 Stock Incentive Plan, of which an aggregate of 366,667 shares have been reserved for issuance. All outstanding awards under the 2005 option plan consist of stock options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Other than the employment arrangements described above in “Executive Compensation” and the transactions described below, since January 1, 2011, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the company's total assets at year end for the last two completed fiscal years; and

•	in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Officers and Directors and 5% Shareholders

Relationship with Brand Matter

On March 28, 2013, the Company entered into a Purchase Agreement (the “Purchase Agreement”), by and among the Company, ETPH Acquisition, LLC, a Delaware limited liability company (the “BM Seller”) and Brand Matter, pursuant to which Sequential acquired from the BM Seller all of the issued and outstanding equity interests of Brand Matter.

Three of our directors, William Sweedler, Matthew Eby and Richard Gersten, are members of Tengram Capital Associates, LLC (“Tengram”), which indirectly beneficially owns approximately 43% of the Company’s outstanding common stock as of the date hereof. Two of our directors, Mr. Sweedler and Mr. Eby, are members of the board of directors of the Company.

Prior to the consummation of the Brand Matter acquisition, Messrs. Sweedler and Eby also served on the board of directors of the BM Seller, the direct parent of Brand Matter, (ii) Mr. Sweedler served as co-chairman of the board of directors of Brand Matter, (iii) Mr. Sweedler served as an executive officer of Brand Matter, and (iv) Mr. Sweedler beneficially owned certain membership interests of the BM Seller. As a consequence of Mr. Sweedler’s indirect beneficial ownership in Brand Matter and the Company and his and Mr. Eby’s positions with the BM Seller, Brand Matter and the Company, the Company and the BM Seller each appointed special independent committees (on which neither Mr. Sweedler nor Mr. Eby served) to review and negotiate the terms of the Brand Matter acquisition. In connection with the Brand Matter acquisition, Mr. Sweedler received shares of common stock of the Company for all his equity interests in Brand Matter. For more information relating to Tengram’s and Messrs. Sweedler’s and Eby’s beneficial ownership in the Company, see Item 12 of this report.

Entry into Securities Purchase Agreement

On December 21, 2012, we entered into a Securities Purchase Agreement with a select group of accredited investors pursuant to which we agreed to sell to the investors an aggregate of 4,966,667 shares of our common stock at a purchase price of $4.50 per share, for a total offering amount of approximately $22.4 million. The investors include our chief executive officer, Mr. Yehuda Shmidman, who agreed to purchase 11,111 shares and TCP SQBG Acquisition, LLC, a fund affiliated with TCP WR Acquisition LLC, the holder of our senior secured convertible debentures, that agreed to purchase 733,333 shares. Our directors, William Sweedler, Matthew Eby and Richard Gersten, are co-managing members of Tengram Capital Associates, LLC, which is the managing member of TCP WR Acquisition, LLC. The offering was consummated on January 9, 2013.

Agreement and Plan of Merger Relating to Heelys, Inc.

On December 7, 2012, in connection with our entry into an agreement and plan of merger with Heelys, Inc. and Wheels Merger Sub, Inc., we entered into an equity commitment letter with Tengram Capital Partners Gen2 Fund, L.P., pursuant to which such entity agreed to provide us up to $8,100,000 of equity financing, subject to the terms and conditions set forth in the commitment letter, if needed, for us to satisfy our obligations under the agreement and plan of merger. The commitment letter automatically terminated upon the consummation of the transactions contemplated by the merger agreement on January 24, 2013 without an equity financing by Tengram Capital Partners Gen2 Fund, L.P.

Change of Control Transaction with TCP WR Acquisition, LLC

William Sweedler, Matthew Eby and Richard Gersten are each directors of the company, and are the controlling members of Tengram Capital Associates, LLC which has the sole voting control over TCP WR Acquisition, LLC. As further described in Note 10 to our Consolidated Financial Statements, which disclosure is incorporated herein by reference, on February 2, 2012, we entered into a Securities Purchase Agreement with TCP WR Acquisition, LLC pursuant to which we sold debentures, warrants and Series A Preferred Stock to TCP. Fees paid to TCP, including the annual monitoring fee (see Note 10), and legal and other fees included in deferred financing costs, amounted to approximately $689,000 for the year ended December 31, 2012.

Loan Received from Colin Dyne

During the year ended December 31, 2011, our former Chief Executive Officer and director, Colin Dyne, loaned the Company $230,000 in the form of unsecured, non-interest bearing advances. There were no formal terms of repayment, however, the entire balance was repaid to Mr. Dyne in 2011.

Transaction with Mobility Special Situations I, LLC

On August 13, 2010, our subsidiary, William Rast Licensing, entered into a promissory note in the amount of $750,000 with Mobility Special Situations I, LLC (“Mobility”), an entity owned in part by Mark Dyne, the brother of our former Chief Executive Officer, Colin Dyne, and New Media Retail Concepts, LLC, an entity owned by Gerard Guez, at the time a significant beneficial owner of our common stock. The promissory note had an interest rate of 8%, payable monthly in arrears, and was due February 13, 2012. The promissory note was secured by the assets of William Rast Licensing and was guaranteed by our other entities under common control, including Sequential Brands Group, William Rast Sourcing, William Rast Retail, Bella Rose and Versatile Entertainment. The outstanding principal and interest balances of this promissory note were paid in full in February 2012 with the proceeds received from the Purchase Agreement as further described above.

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

Transactions with Justin Timberlake

In May 2010, our subsidiary, William Rast Sourcing, LLC, entered into a design and licensing agreement with the Target Corporation.  During the year ended December 31, 2011, Target made a direct payment of $250,000 to Justin Timberlake, an affiliate of the minority interest holder of William Rast Sourcing, on our behalf for his services related to the Target agreement.

Item 14.	Principal Accounting Fees and Services

Audit Fees

Fees for audit and review services provided by Grant Thornton LLP totaled approximately $175,000 during the year ended December 31, 2012, including fees associated with the December 31, 2012 audit.

Fees for audit and review services provided by Weinberg and Company totaled approximately $159,000 during the year ended December 31, 2012, including fees associated with the December 31, 2011 audit, and the reviews of our quarterly financial statements for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012.

Fees for audit and review services provided by Weinberg and Company totaled approximately $62,000 during the year ended December 31, 2011, including fees associated with the December 31, 2011 audit, and the reviews of our quarterly financial statements for the periods ended March 31, 2011, June 30, 2011 and September 30, 2011.

Audit-Related Fees

Fees for audit-related services provided by Grant Thornton LLP totaled approximately $8,000 during the year ended December 31, 2012. There were no fees billed during the year ended December 31, 2011 for assurance and related services by our principal accountant that reasonably relate to the performance of the audit or review of our financial statements.

Tax Fees

Fees billed for the year ended December 31, 2012 for professional services by Grant Thornton for tax compliance, tax advice, and tax planning amounted to $51,000. There were no fees billed for the years ended December 31, 2012 and December 31, 2011 for professional services by Weinberg and Company for tax compliance, tax advice, and tax planning.

All Other Fees

No other fees were incurred during the years ended December 31, 2012 and 2011 for services provided by Grant Thornton or Weinberg and Company.

The audit committee of our Board, and prior to the formation of our audit committee on April 12, 2012, our entire Board, approves in advance audit and non-audit services to be provided by our independent accounting firms. No audit-related services were approved by the Board of Directors in accordance with Item 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal years ended December 31, 2012 and December 31, 2011.

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

SEQUENTIAL BRANDS GROUP, INC.

Date: April 1, 2013	/s/ Yehuda Shmidman
By: Yehuda Shmidman
Its: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yehuda Shmidman	Chief Executive Officer, Director
Yehuda Shmidman	(Principal Executive Officer)	April 1, 2013

/s/ Gary Klein	Chief Financial Officer (Principal
Gary Klein	Financial and Accounting Officer)	April 1, 2013

/s/ Al Gossett	Director
Al Gossett		April 1 2013

/s/ William Sweedler	Chairman of the Board of Directors
William Sweedler		April 1, 2013

/s/ Mathew D. Eby	Director	April 1, 2013
Mathew D. Eby

/s/ Richard Gersten	Director	April 1, 2013
Richard Gersten

S-1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

2.1	Unit Purchase Agreement entered into as of April 7, 2011 by and among J. Lindeberg USA Corp., as buyer, and People’s Liberation, Inc. and Bella Rose, LLC, as sellers. Incorporated by referenced to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed on May 16, 2011. *

2.2	Purchase and Sale Agreement dated as of the 18th day of June, 2012, by and between Sequential Brands Group, Inc. and DVS Shoe Co., Inc. Incorporated by referenced to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012.*

2.3	Purchase and Sale Agreement dated as of the 28th day of June, 2012, by and between Sequential Brands Group, Inc. and Westlife Distribution USA, LLC. Incorporated by referenced to Exhibit 2.2 to our Quarterly Report on Form 10-Q filed on August 14, 2012.*

2.4	Agreement and Plan of Merger, dated December 7, 2012, by and among Sequential Brands Group, Inc., Wheels Merger Sub Inc. and Heelys, Inc. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of Heelys, Inc. dated December 10, 2012.*

3.1	Amended and Restated Certificate of Incorporation of Sequential Brands Group, Inc. Incorporated by referenced to Exhibit 3.1 to our Current Report on Form 8-K (dated July 14, 2008), filed on July 18, 2008.

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by referenced to Exhibit 3.1 to our Current Report on Form 8-K (dated February 2, 2012), filed on February 8, 2012.

3.3	Certificate of Ownership and Merger merging Sequential Brands Group, Inc. with and into People’s Liberation, Inc. Incorporated by referenced to Exhibit 3.1 to our Current Report on Form 8-K (dated March 23, 2012), filed on March 29, 2012.

3.4	Certificate of Amendment to the Certificate of Incorporation of Sequential Brands Group, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K (dated September 11, 2012), filed on September 13, 2012.

3.5	Bylaws of Sequential Brands Group, Inc. Incorporated by reference to Exhibit 3.10 to our Registration Statement on Form SB-2 (File No. 333-130930), filed on January 9, 2006.

4.1	2005 Sequential Brands Group, Inc. Option Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 333-130930), filed on January 9, 2006.**

10.1	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 (File No. 333-130930), filed on January 9, 2006.

10.2	Consulting Agreement entered into on February 3, 2011 by and between Sequential Brands Group, Inc. and Thomas Nields. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed May 16, 2011.

10.3	Separation Agreement entered into as of February 3, 2011 by and between Thomas Nields, Sequential Brands Group, Inc. and its subsidiaries. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed May 16, 2011.

10.4	Asset Purchase Agreement dated June 24, 2011 by and between Monto Holdings (Pty) Ltd and Sequential Brands Group, Inc. and its wholly-owned subsidiary, Bella Rosa, LLC. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed August 18, 2011.

10.5	Form of Common Stock Purchase Warrant issued to Monto Holdings (Pty) Ltd. dated June 24, 2011. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed August 18, 2011.

10.6	Form of Promissory Note entered into on August 18, 2011 by William Rast Licensing, LLC in favor of Monto Holdings (Pty) Ltd. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.7	Borrower Security Agreement entered into on August 18, 2011 by William Rast Licensing, LLC in favor of Monto Holdings (Pty) Ltd. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.8	Guarantor Security Agreement entered into on August 18, 2011 by Sequential Brands Group, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Monto Holdings (Pty) Ltd. Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.9	Guaranty entered into on August 18, 2011 by Sequential Brands Group, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Monto Holdings (Pty) Ltd. Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.10	Form of Common Stock Purchase Warrant issued to Monto Holdings (Pty) Ltd. on August 18, 2011 by Sequential Brands Group, Inc. Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.11	Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, effective as of October 1, 2011. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.12	Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC, effective as of October 1, 2011. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.13	Royalty Agreement by and among William Rast Sourcing, LLC, William Rast Licensing, LLC and Tennman WR-T, Inc. effective as of October 1, 2011. Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.14	Preemptive Rights and Board Nominee Agreement by and between Sequential Brands Group, Inc. and Tennman WR-T, Inc. effective as of October 1, 2011. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.15	Services Agreement by and between William Rast Licensing, LLC and Tennman Brands, LLC f/s/o Justin Timberlake effective as of October 1, 2011. Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed November 21, 2011.

10.16	License Agreement by and between William Rast Sourcing, LLC and William Rast Licensing, LLC and JC Penney dated November 21, 2011. Incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K filed March 30, 2012.***

10.17	Employment Agreement by and between Andrea Sobel and Sequential Brands Group, Inc. dated December 14, 2011. Incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed March 30, 2012.**

10.18	Employment Agreement by and between Colin Dyne and Sequential Brands Group, Inc. dated December 14, 2011. Incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K filed March 30, 2012.**

10.19	Securities Purchase Agreement, dated February 2, 2012, between Sequential Brands Group, Inc. and each purchaser identified on the signature page thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.20	Form of Debenture. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.21	Form of Warrant. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.22	Stockholders Agreement dated February 22, 2012, by and among Sequential Brands Group, Inc., Colin Dyne, TCP WR Acquisition, LLC, and the other stockholders party thereto. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.23	Security Agreement, dated February 3, 2012, by and among Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. and the holders of Sequential Brands Group, Inc.’s Variable Rate Senior Secured Convertible Debentures signatory thereto. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.24	Subsidiary Guarantee, dated February 3, 2012, by and among certain subsidiaries of Sequential Brands Group, Inc. in favor of the purchasers signatory to that certain Securities Purchase Agreement, dated February 2, 2012, between Sequential Brands Group, Inc. and such purchasers. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K (dated February 22, 2012), filed on February 28, 2012.

10.25	Operating Agreement of DVS Footwear International, LLC dated as of June 29, 2012 by and between Sequential Brands Group, Inc. and Elan Polo International, Inc. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed August 14, 2012.

10.26	DVS License Agreement-Worldwide Exclusive License dated as of June 29, 2012 by and between DVS Footwear International, LLC and Elan Polo International, Inc. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed August 14, 2012.***

10.27	Separation Agreement by and between Sequential Brands Group, Inc. and Colin Dyne dated as of November 15, 2012.**

10.28	Employment Agreement by and between Sequential Brands Group, Inc. and Yehuda Shmidman dated as of November 19, 2012.**

10.29	Offer Letter by and between Sequential Brands Group, Inc. and Gary Klein entered into on November 29, 2012.**

10.30	Stock Purchase Agreement by and between Sequential Brands Group, Inc. and Yehuda Shmidman dated as of November 19, 2012.**

10.31	Stock Purchase Agreement by and between Sequential Brands Group, Inc. and Gary Klein dated as of November 29, 2012.**

10.32	Form of Securities Purchase Agreement, dated December 21, 2012. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (dated December 20, 2012), filed on December 26, 2012.

10.33	Form of Registration Rights Agreement dated January 9, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (dated January 9, 2013), filed on January 11, 2013.

10.34	Separation Agreement by and between Sequential Brands Group, Inc. and Andrea Soble dated as of January 25, 2013.

14.1	Sequential Brands Group, Inc. Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 10-KSB filed March 7, 2006.

21.1	Subsidiaries of Sequential Brands Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document****

101.SCH	XBRL Taxonomy Extension Schema Document****

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document****

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document****

101.LAB	XBRL Taxonomy Extension Label Linkbase Document****

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document****

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

