Form 10-Q
period 2013-03-31
SEQUENTIAL BRANDS GROUP, INC.
filed 2013-05-15
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 15, 2013, the registrant had 16,212,890 shares of common stock, par value $.001 per share, issued and outstanding.

SEQUENTIAL BRANDS GROUP, INC.

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Report, including without limitation, the “Management’s Discussion and Analysis” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2012.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict. Our forward-looking statements speak only as of the date of this Quarterly Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

Where You Can Find Other Information

Our website is www.sequentialbrands.com. Information contained on our website is not part of this Quarterly Report. Information that we furnish or file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website soon after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available at the SEC’s website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash	$16,365	$2,624
Restricted cash	35	35
Accounts receivable, net	1,060	476
Prepaid expenses and other current assets	473	517
Current assets held for disposition from discontinued operations of wholesale operations subsidiary	4,590	0
Total current assets	22,523	3,652

Property and equipment, net	124	0
Intangible assets, net	91,412	4,293
Goodwill	2,695	429
Deferred financing costs, net and other assets	2,131	599
Long-term assets held for disposition from discontinued operations of wholesale operations subsidiary	14	4
Total assets	$118,899	$8,977

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$6,118	$3,720
Deferred license revenue, current portion	556	422
Long-term debt, current portion	8,000	0
Current liabilities held for disposition from discontinued operations of wholesale operations subsidiary	5,810	957
Current liabilities held for disposition from discontinued operations of retail subsidiary	13	394
Total current liabilities	20,497	5,493

Long-Term Liabilities:
Long-term debt	55,731	3,502
Deferred tax liability	4,792	0
Other long-term liabilities	685	30
Long-term liabilities held for disposition from discontinued operations of wholesale operations subsidiary	1,225	0
Total long-term liabilities	62,433	3,532
Total liabilities	82,930	9,025

Stockholders’ Equity (Deficit):
Preferred stock Series A, $0.001 par value, 19 shares authorized; 0 and 15 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	0	0
Common stock, $0.001 par value, 150,000 shares authorized; 16,208 and 2,876 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	16	3
Additional paid-in capital	72,275	14,790
Accumulated deficit	(38,423)	(16,916)
Total stockholders’ equity (deficit)	33,868	(2,123)
Noncontrolling interest	2,101	2,075
Total equity (deficit)	35,969	(48)
Total liabilities and stockholders’ equity (deficit)	$118,899	$8,977

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012

Net revenue	$1,629	$1,055

Operating expenses	5,365	959

(Loss) income from operations	(3,736)	96

Interest expense, net	11,617	144

Loss before income taxes	(15,353)	(48)

Provision for income taxes	2,264	10

Loss from continuing operations	(17,617)	(58)

Loss from discontinued operations:
Loss from discontinued operations of wholesale business, net of tax	(3,864)	(216)
Loss from discontinued operations of retail subsidiary, net of tax	0	(155)
Loss from discontinued operations, net of tax	(3,864)	(371)

Net loss	(21,481)	(429)

Net income attributable to noncontrolling interest	(26)	0

Net loss attributable to common stockholders	$(21,507)	$(429)

Basic and diluted loss per share:
Continuing operations	$(2.43)	$(0.02)
Discontinued operations	(0.53)	(0.15)
Attributable to common stockholders	$(2.96)	$(0.18)

Basic and diluted weighted average common shares outstanding	7,268,359	2,400,171

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

UNADUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)	Interest	Equity (Deficit)
Balance at January 1, 2013	2,876,023	$3	14,500	$0	$14,790	$(16,916)	$(2,123)	$2,075	$(48)

Issuance of common stock in connection with private placement offering, net of offering costs	4,966,667	5	-	0	21,207	0	21,212	0	21,212

Issuance of common stock in connection with conversion of Debentures	5,523,810	5	-	0	14,495	0	14,500	0	14,500

Redemption of preferred stock in connection with conversion of Debentures	-	0	(14,500)	(0)	0	0	(0)	0	(0)

Issuance of common stock in connection with acquisition	2,833,590	3	-	0	19,832	0	19,835	0	19,835

Fair value of warrants issued in connection with financing	-	0	-	0	1,269	0	1,269	0	1,269

Fair value of warrants issued in connection with acquisition	-	0	-	0	393	0	393	0	393

Fair value of warrants issued for services	-	0	-	0	90	0	90	0	90

Issuance of common stock in connection with stock option exercises	7,800	0	-	0	28	0	28	0	28

Stock based compensation	-	0	-	0	171	0	171	0	171

Net income attributable to noncontrolling interest	-	0	-	0	0	0	0	26	26

Net loss attributable to common stockholders	-	0	-	0	0	(21,507)	(21,507)	0	(21,507)
Balance at March 31, 2013	16,207,890	$16	-	$0	$72,275	$(38,423)	$33,868	$2,101	$35,969

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,481)	$(429)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	3,864	371
Provision for bad debts	250	0
Depreciation and amortization	75	45
Stock based compensation	171	1
Amortization of valuation discount and deferred financing costs	11,614	128
Fair value of warrants issued for services rendered	90	0
Gain on bargain purchase of business	(227)
Loss on disposal of fixed assets	0	6
Deferred income taxes	2,239	0
Changes in operating assets and liabilities:
Receivables	(670)	(20)
Prepaid expenses and other assets	198	23
Accounts payable and accrued expenses	1,988	(645)
Deferred license revenue	(3)	(834)
CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(1,892)	(1,354)
CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(1,389)	(990)
CASH USED IN OPERATING ACTIVITIES	(3,281)	(2,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired	(67,221)	0
Acquisition of property and equipment	(24)	0
CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(67,245)	(0)
CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	0	0
CASH USED IN INVESTING ACTIVITIES	(67,245)	(0)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	65,000	0
Proceeds from the sale of common stock	22,350	0
Proceeds from options exercised	28	0
Proceeds from senior secured convertible debentures	0	14,500
Repayment of note payable	0	(1,000)
Deferred financing costs	(1,973)	(844)
Offering costs	(1,138)	0
Repayment of note payable to related parties	0	(750)
CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	84,267	11,906
CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	0	0
CASH PROVIDED BY FINANCING ACTIVITIES	84,267	11,906

NET INCREASE IN CASH	13,741	9,562
CASH — Beginning of period	2,624	243
CASH — End of period	$16,365	$9,805

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$0	$81
Taxes	$0	$23

NON-CASH INVESTING AND FINANCING ACTIVITES:
Conversion of senior secured convertible debentures to common stock	$14,500	$0
Common stock issued in connection with acquisition	$19,835	$0
Fair value of warrants issued in connection with acquisition	$393	$0
Fair value of warrants issued in financing transaction	$1,269	$4,215
Debt discount - beneficial conversion feature on senior secured convertible debentures	$0	$7,347

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”), through its wholly-owned and majority-owned subsidiaries, owns a portfolio of consumer brands, including William Rast®, People’s Liberation®, DVS®, Heelys®, Ellen Tracy® and Caribbean Joe®. The Company promotes, markets, and licenses these brands and intends to grow its portfolio by acquiring rights to additional brands. The Company has licensed and intends to license its brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In its licensing arrangements, the Company’s licensing partners are responsible for designing, manufacturing and distributing the Company’s licensed products, subject to the Company’s continued oversight and marketing support.  In its direct-to-retail license, the Company grants the retailer the exclusive right to distribute branded apparel in a broad range of product categories through its stores, consumer-direct mail and consumer-direct ecommerce distribution channels. In its wholesale licenses, the Company grants rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution.

In the second half of 2011, the Company changed its business model to focus on licensing and brand management. Prior to its change in business model and since 2005, the Company designed, marketed and provided, on a wholesale basis, branded apparel and accessories. Commencing in July 2008, the Company implemented a retail strategy and opened retail stores to sell its branded products. In connection with the change in the Company’s business model, the Company discontinued its wholesale distribution of branded apparel and apparel accessories, liquidated its existing inventory and closed its remaining retail stores. To reflect the Company’s business transition, in March 2012, the Company’s corporate name was changed from People’s Liberation, Inc. to Sequential Brands Group, Inc.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission ( the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is the Company’s opinion, however, that the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis, for the years ended December 31, 2012 and 2011. The financial information as of December 31, 2012 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The interim results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim condensed consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Discontinued Operations

The Company accounted for the decisions to close down its wholesale and retail operations as discontinued operations in accordance with the guidance provided in FASB ASC 360, Accounting for Impairment or Disposal of Long-Lived Assets, which requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. Our chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, we only have a single operating and reportable segment. All of our operations consist of a single revenue stream which is the licensing of our trademark portfolio.

Revenue Recognition

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

The timing of the Company’s sales and revenue recognition are subject to seasonality and therefore the Company expects revenues to be weighted to the fourth quarter of 2013 as a normal reflection of the timing of our licensees’ back to school and holiday businesses.

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

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

The Company has adopted the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative U.S. GAAP, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Because of the Company’s historical losses, adoption of the guidance did not have a significant effect on its accounting and disclosures for income taxes. At March 31, 2013 and December 31, 2012, the Company has no unrecognized tax benefits and does not expect a material change in the next 12 months. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense.

Loss Per Share

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted EPS for the three months ended March 31, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	2013	2012
Senior secured convertible debentures	0	5,524
Warrants	2,686	2,217
Unvested restricted stock	357	0
Stock options	328	451
	3,371	8,192

Customer Concentrations

During the three months ended March 31, 2013, two customers comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these customers amounted to 55.3% and 13.9%, respectively, of net revenue from continuing operations for the three months ended March 31, 2013. At March 31, 2013, there was approximately $687 due from one of these customers, pursuant to the terms of the related license agreements. During the three months ended March 31, 2012, two customers comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these customers amounted to 78.8% and 14.2%, respectively, of net revenue from continuing operations for the three months ended March 31, 2012. At March 31, 2012, no amounts were due from these major customers.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 was effective for the Company beginning January 1, 2013. The adoption of this update did not have a material impact on the condensed consolidated financial statements.

3.	Fair Value Measurement of Financial Instruments

FASB ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value in U.S. GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies to all other accounting pronouncements that require or permit fair value measurements.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

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

As of March 31, 2013 and December 31, 2012, there are no assets or liabilities that are required to be measured at fair value on a recurring basis. The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at March 31, 2013 and December 31, 2012:

		Carrying Value		Fair Value
Financial Instrument	Level	3/31/2013	12/31/2012	3/31/2013	12/31/2012
Cash	1	$16,365	$2,624	$16,365	$2,624
Restricted cash	1	$35	$35	$35	$35
Accounts receivable	2	$1,060	$476	$1,060	$476
Accounts payable	2	$6,118	$3,720	$6,118	$3,720
Term loans	3	$63,731	$-	$54,977	$-
Senior secured convertible debentures	3	$-	$3,502	$-	$12,594

The carrying amounts of the Company’s cash, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities. The remaining financial assets and liabilities are comprised of term loans and convertible debentures. The Company estimated the fair value of its convertible debentures by performing discounted cash flow analyses using an appropriate market discount rate. The Company calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of its debt adding appropriate credit spreads derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

For purposes of this fair value disclosure, the Company based its fair value estimate for term loans on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under these debt agreements based on market interest rate quotes as of March 31, 2013 and December 31, 2012 for debt with similar risk characteristics and maturities.

4.	Discontinued Operations of Wholesale Business

Discontinued operations as of March 31, 2013 mainly represent the wind down costs related to the Heelys, Inc. (“Heelys”) legacy operating business, as a result of the Company’s decision to discontinue its wholesale business related to the Heelys brand. As of March 31, 2013, costs attributable to the Heelys legacy operations mainly represent severance expense, lease termination costs and professional and other fees. The Company expects to complete the wind down of Heelys legacy operations by the end of 2013. Discontinued operations as of March 31, 2012 represent the Company’s decision to discontinue its wholesale business related to its People’s Liberation and William Rast branded products.

A summary of the Company’s results of discontinued operations of its wholesale business for the three months ended March 31, 2013 and 2012 and the Company’s assets and liabilities from discontinued operations of its wholesale business as of March 31, 2013 and December 31, 2012 is as follows:

Results of discontinued operations:

	Three Months Ended March 31,
	2013	2012

Net revenue	$0	$445

Net loss attributable to common stockholders	$(3,864)	$(216)

Loss per share from discontinued operations, basic and diluted	$(0.53)	$(0.09)

Assets and liabilities of discontinued operations:

	March 31, 2013	December 31, 2012
Current assets	$4,590	$0
Long-term assets	$14	$4
Current liabilities	$5,810	$957
Long-term liabilities	$1,225	$0

5.	Discontinued Operations of Retail Subsidiary

Discontinued operations as of March 31, 2012 represent the Company’s decision to discontinue its retail operations included in its subsidiary, William Rast Retail, LLC (“Rast Retail”). The Company discontinued its retail operations included in its Rast Retail subsidiary and closed the retail stores in 2012.

A summary of the Company’s results of discontinued operations of its retail subsidiary for the three months ended March 31, 2013 and 2012 and the Company’s liabilities from discontinued operations of its retail subsidiary as of March 31, 2013 and December 31, 2012 is as follows:

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

Results of discontinued operations:

	Three Months Ended March 31,
	2013	2012

Net revenue	$0	$265

Net loss attributable to common stockholders	$0	$(155)

Loss per share from discontinued operations, basic and diluted	$(0.00)	$(0.06)

Liabilities of discontinued operations:

	March 31, 2013	December 31, 2012
Current liabilities	$13	$394

6.	Acquisitions

Acquisition of Heelys, Inc.

On January 24, 2013, the Company completed its acquisition of Heelys pursuant to the agreement and plan of merger (the “Heelys Merger Agreement”), dated as of December 7, 2012, by and among Heelys, the Company and Wheels Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. In accordance with the Heelys Merger Agreement, the Company acquired all of the outstanding shares of common stock of Heelys at a purchase price of $2.25 per share in cash, for an aggregate consideration of approximately $62,974. The purchase was funded with cash and investments from Heelys of approximately $55,451 and with cash from the Company of approximately $7,523. Cash and investments provided by Heelys for the acquisition was not acquired by the Company upon acquisition, but instead was distributed directly to the Heelys’ shareholders at the closing. The acquisition of Heelys was effected in order to develop and build the Company’s diversified portfolio of consumer brands.

In connection with the acquisition of Heelys, the Company entered into a multi-country exclusive license agreement (the “Heelys License Agreement”) with BBC International LLC (“BBC”) to license the trademark “Heelys” and all existing derivative brands, including (i) Heelys, (ii) Sidewalk Sports, (iii) Nano, and (iv) Soap (collectively, the “Marks”). The Heelys License Agreement grants an exclusive, nontransferable, non-assignable license, without the right to sub-license, to use the Marks and certain proprietary rights, including patents, in connection with the manufacturing, distribution, advertising and sale of wheeled footwear and footwear without wheels (the “Licensed Products”), subject to the terms and conditions stated in the Heelys License Agreement. The term of the Heelys License Agreement expires on June 30, 2019.

The acquisition of Heelys was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for Heelys are included in the condensed consolidated financial statements from the effective date of acquisition of January 24, 2013. Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of a business, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company performed such a reassessment and concluded that the preliminary values assigned for the Heelys acquisition are reasonable. Consequently, the Company recognized a gain on bargain purchase in the amount of $227 arising from the acquisition of Heelys. The gain was recorded in operating expenses in the accompanying condensed consolidated statement of operations as of March 31, 2013. There was no goodwill as a result of the acquisition.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

The allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for this acquisition prior to the finalization of more detailed analyses will change the allocation of the purchase price. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. The preliminary allocation of the purchase price is summarized as follows:

Cash consideration paid by the Company	$7,523

Allocated to:
Cash	$2,447
Accounts receivable	4,733
Prepaid expenses and other current assets	1,610
Property and equipment	311
Other assets	10
Current liabilities	(4,528)
Deferred tax liability	(2,553)
Other long term liabilities	(760)
Net assets acquired	1,272
Trademarks	6,383
Patents	95
Gain on bargain purchase of business	(227)
$7,523

Trademarks have been preliminarily determined by management to have an indefinite useful life and accordingly, no amortization is recorded in the Company’s statement of operations. Trademarks are subject to a test for impairment on an annual basis. Patents will be amortized on a straight-line basis over their expected useful lives of 10 years. The Company incurred legal and other costs related to the transaction of approximately $1,576, of which approximately $673 was recognized during the year ended December 31, 2012 and approximately $903 was recognized in operating expenses in the accompanying condensed consolidated statement of operations as of March 31, 2013.

Upon acquisition, the Company discontinued Heelys wholesale legacy operations as it transitioned the business to a licensing and brand management model. Accordingly, Heelys assets and liabilities at March 31, 2013, as well as its results of operations from the date of acquisition through March 31, 2013, related to the wholesale business have been reclassified to discontinued operations (see Note 4).

Total revenues and income from continuing operations since the date of acquisition, included in the condensed consolidated statements of operations for the three months ended March 31, 2013, are $153 and $201, respectively.

Acquisition of Ellen Tracy® and Caribbean Joe® Brands

On March 28, 2013, the Company entered into a purchase agreement (the “BM Purchase Agreement”), by and among the Company, ETPH Acquisition, LLC, (“ETPH”) and B®and Matter, LLC (“Brand Matter”), pursuant to which the Company acquired from ETPH all of the outstanding equity interests of Brand Matter (the “Ellen Tracy and Caribbean Joe Acquisition”) for an aggregate purchase price consisting of (i) approximately $62,285 of cash, subject to adjustment as set forth in the BM Purchase Agreement, (ii) 2,833,590 shares of the Company’s common stock, and (iii) 5-year warrants to purchase up to an aggregate of 125,000 shares of the Company’s common stock at an exercise price equal to $10.00 per share (the “Purchase Price”).

In connection with the Ellen Tracy and Caribbean Joe Acquisition, the Company entered into a (i) first lien term loan agreement, dated as of March 28, 2013 (“First Lien Loan Agreement”), which provides for term loans of up to $45,000 and (ii) a second lien term loan, dated as of March 28, 2013 (“Second Lien Loan Agreement”), which provides for term loans of up to $20,000 (see Note 9). The proceeds from the term loans were used to fund the Ellen Tracy and Caribbean Joe Acquisition, repay existing debt, pay fees and expenses in connection with the foregoing, finance capital expenditures and for general corporate purposes. The Ellen Tracy and Caribbean Joe Acquisition was effected to complete the Company’s base platform through acquiring two strong brands, Ellen Tracy® and Caribbean Joe®, with a proven team.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

The Ellen Tracy and Caribbean Joe Acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for Brand Matter are included in the condensed consolidated financial statements from the effective date of acquisition of March 28, 2013.

The allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for this acquisition prior to the finalization of more detailed analyses will change the allocation of the purchase price. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. The preliminary allocation of the purchase price is summarized as follows:

Cash paid	$62,285
Fair value of common stock issued (2,833,590 shares)	19,835
Fair value of warrants issued (125,000 warrants)	393
Total consideration paid	$82,513

Allocated to:
Cash	$140
Current assets	316
Property and equipment	101
Other assets	146
Current liabilities	(1,172)
Net liabilities assumed	(469)
Trademarks	79,716
Customer agreements	1,000
Goodwill	2,266
$82,513

The fair value of the common stock issued was determined using the closing market price of the Company’s common stock on March 28, 2013. The fair value of the warrants issued was determined using the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield of zero, a risk-free interest rate of 0.77%, expected term of five years and an expected volatility of 64%.

Goodwill arising from the Ellen Tracy and Caribbean Joe Acquisition mainly consists of the synergies of an ongoing licensing and brand management business and an experienced, assembled workforce. The Company’s goodwill is not deductible for tax purposes. Trademarks have been determined by management to have an indefinite useful life and accordingly, no amortization is recorded in the Company’s statement of operations. Goodwill and trademarks are subject to a test for impairment on an annual basis. Customer agreements will be amortized on a straight-line basis over their expected useful lives of 4 years. The Company incurred legal and other costs related to the transaction of approximately $2,559, of which approximately $879 was recognized during the year ended December 31, 2012 and approximately $1,680 was recognized in operating expenses in the accompanying condensed consolidated statement of operations as of March 31, 2013.

Total revenues and loss from continuing operations since the date of the Ellen Tracy and Caribbean Joe Acquisition, included in the condensed consolidated statements of operations for the three months ended March 31, 2013, are $0 and $2,712, respectively. The loss from continuing operations is mainly attributable to the non-cash deferred tax expense related to the acquired trademarks.

The following unaudited consolidated pro forma information gives effect to the acquisitions of Heelys and Brand Matter as if these transactions had occurred on January 1, 2012. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of these businesses been completed on January 1, 2012, nor are they indicative of results that may occur in any future periods.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

The Company’s pro forma revenue (unaudited) would have been $3,958 and $3,802 for the three months ended March 31, 2013 and 2012, respectively, if the transactions had occurred on January 1, 2012. The Company’s pro forma net loss attributable to common stockholders (unaudited), including the loss from discontinued operations, would have been $9,013 and $22,876 for the three months ended March 31, 2013 and 2012, respectively. The supplemental pro forma information for the three months ended March 31, 2013 has been adjusted to:

I.	exclude certain non-recurring expenses of:
a)	$2,583 relating to acquisition-related costs; and
b)	$11,614 relating to the non-cash interest expense recognized on the remaining unamortized discount of the beneficial conversion feature, Warrants and deferred financing costs of the Debentures (see Note 9); and
II.	include certain expenses of:
a)	$65 relating to the amortization of acquired customer agreements and patents; and
b)	$1,154 of interest expense relating to the Term Loans; amortization of deferred financing costs and amortization of debt discount (see Note 9).

The supplemental pro forma information for the three months ended March 31, 2012 has been adjusted to include certain non-recurring expenses of:

a)	$5,530 relating to acquisition-related costs;
b)	$11,480 relating to the non-cash interest expense recognized on the remaining unamortized discount of the beneficial conversion feature, Warrants and deferred financing costs of the Debentures;
c)	$1,282 of interest expense relating to the Term Loans; amortization of deferred financing costs and amortization of debt discount;
d)	$65 relating to the amortization of acquired customer agreements and patents; and
e)	$2,213 relating to non-cash deferred tax expense on acquired trademarks.

Additionally, the supplemental pro forma information has been adjusted to reflect the elimination of Heelys historical operations that are not related to the licensing business, as this portion of their business has been discontinued by the Company (see Note 4).

7.	Goodwill

Goodwill is summarized as follows:

Balance at January 1, 2013	$429
Acquisitions in 2013	2,266
Balance at March 31, 2013	$2,695

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company's reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement s of operations.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

8.	Intangible Assets

Intangible assets are summarized as follows:

March 31, 2013	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Trademarks	15	$4,569	$(351)	$4,218
Customer agreements	4	1,000	0	1,000
Patents	10	95	0	95
		$5,664	$(351)	5,313
Indefinite lived intangible assets:
Trademarks				86,099

Intangible assets, net				$91,412

December 31, 2012	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Trademarks	15	$4,569	$(276)	$4,293
Intangible assets, net		$4,569	$(276)	$4,293

Future annual estimated amortization expense is summarized as follows:

Years Ending December 31:
2013 (nine months)	$423
2014	564
2015	564
2016	564
2017	377
2018	314
Thereafter	2,507
$5,313

Amortization expense amounted to $75 and $8 for the three months ended March 31, 2013 and 2012, respectively.

Intangible assets represent trademarks, customer agreements and patents related to the Company’s brands. Definite lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of intangible assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

9.	Long-Term Debt

The components of long-term debt is as follows:

	March 31, 2013	December 31, 2012
Term Loans	$65,000	$0
Debentures	0	14,500
Accrued interest	0	30
Subtotal	65,000	14,530
Unamortized discounts	(1,269)	(11,028)
Total long-term debt, net of unamortized discounts	63,731	3,502
Less: current portion of long-term debt	8,000	0
Long-term debt	$55,731	$3,502

Term Loans

In connection with the Ellen Tracy and Caribbean Joe Acquisition discussed in Note 6, on March 28, 2013, the Company entered into a (i) First Lien Loan Agreement, which provides for term loans of up to $45,000 (the “First Lien Term Loan”) and (ii) a Second Lien Loan Agreement (together with the First Lien Loan Agreement, the “Loan Agreements”), which provides for term loans of up to $20,000 (the “Second Lien Term Loan” and, together with the First Lien Loan Agreement, the “Term Loans”). The proceeds from the Term Loans were used to fund the Ellen Tracy and Caribbean Joe Acquisition, repay existing debt, pay fees and expenses in connection with the foregoing, finance capital expenditures and for general corporate purposes. In connection with the Second Lien Loan Agreement, the Company issued 5-year warrants to purchase up to an aggregate of 285,160 shares of the Company’s common stock at an exercise price of $4.50 per share.

The Term Loans were drawn in full on March 28, 2013. The Loan Agreements terminate, and all loans then outstanding under each Loan Agreement, must be repaid on March 28, 2018. The Company is required to make quarterly scheduled amortization payments of the Term Loans prior to the maturity of the Loan Agreements in an amount equal to (x) in the case of the First Lien Loan Agreement, $1,500 and (y) in the case of the Second Lien Loan Agreement, $500. The First Lien Term Loan bears interest, at the Company’s option, at either (a) 4.00% per annum plus adjusted LIBOR or (b) 3.00% per annum plus the Base Rate, as defined in the applicable Loan Agreement (4.28% at March 31, 2013). The Second Lien Term Loan bears interest at 12.75% per annum plus adjusted LIBOR (13.03% at March 31, 2013).

The fair value of the warrants was determined to be approximately $1,269 using the Black-Scholes option-pricing model. The fair value of the warrants was recorded as a discount to the Term Loans and a corresponding increase to additional paid in capital. This amount is being accreted to non-cash interest expense over the contractual term of the Term Loans, which is five years. The assumptions utilized to value the warrants under the Black-Scholes option-pricing model included a dividend yield of zero, a risk-free interest rate of 0.77%, expected term of five years and an expected volatility of 64%.

There was no contractual interest expense or accretion of the discount recorded for the three months ended March 31, 2013.

The Company incurred legal and other fees associated with this transaction of approximately $1,973. These amounts have been recorded as deferred financing costs in the accompanying condensed consolidated balance sheet, and are being amortized as non-cash interest expense over the contractual term of the Term Loans. There was no amortization of deferred financing costs recorded for the three months ended March 31, 2013.

The Loan Agreements include customary representations and warranties and include representations relating to the intellectual property owned by the Company and its subsidiaries and the status of the Company’s material license agreements. In addition, the Loan Agreements include covenants and events of default including requirements that the Company satisfy a minimum positive net income test, maintain a minimum loan to value ratio (as calculated pursuant to the First Lien Loan Agreement or the Second Lien Loan Agreement, as applicable) and, in the case of the Second Lien Loan Agreement, maintain a minimum cash balance of $3,525 through December 31, 2013 and $3,000 after January 1, 2014 in accounts subject to control agreements, as well as limitations on liens on the assets of the Company and its subsidiaries, indebtedness, consummation of acquisitions (subject to certain exceptions and consent rights as set forth in the Loan Agreements) and fundamental changes (including mergers and consolidations of the Company and its subsidiaries), dispositions of assets of the Company and its subsidiaries, investments, loans, advances and guarantees by the Company and its subsidiaries, and restrictions on issuing dividends and other restricted payments, prepayments and amendments of certain indebtedness and material licenses, affiliate transactions and issuance of equity interests.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

Variable Rate Senior Secured Convertible Debentures

On February 2, 2012, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with TCP WR Acquisition, LLC (“TCP WR”), pursuant to which the Company issued variable rate senior secured convertible debentures (the “Debentures”) in the amount of $14,500, warrants to purchase up to 1,104,762 shares of common stock (the “Warrants”) and 14,500 shares of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”). The Debentures had a three year term, with all principal and interest being due and payable at the maturity date of January 31, 2015, and had an interest rate of LIBOR.

The Debentures were convertible at the option of TCP WR into 5,523,810 shares of the Company’s common stock at an initial conversion price of $2.625 per share (“Conversion Price”). The Warrants, which had a fair value of $4,215, are exercisable for five years at an exercise price of $2.625 per share. The fair value of the Warrants was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures. Additionally, the Debentures were deemed to have a beneficial conversion feature at the time of issuance. Accordingly, the beneficial conversion feature, which had a value of $7,347, was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures.

Legal and other fees associated with the transaction of $844 were recorded as deferred financing costs and were being amortized to interest expense over the contractual term of the Debentures.

On March 28, 2013, in connection with the Ellen Tracy and Caribbean Joe Acquisition, TCP WR elected to convert the aggregate principal amount outstanding under the Debentures into shares of the Company’s common stock at a conversion rate of $2.625 per share (the “TCP Conversion”). At the time of the TCP Conversion, the aggregate principal amount outstanding under the Debentures was $14,500, plus accrued and unpaid interest. The Company issued 5,523,810 shares of its common stock in the TCP Conversion. In connection with the TCP Conversion, the Company also redeemed all of the 14,500 issued and outstanding shares of Series A Preferred Stock held by TCP WR for an aggregate redemption price (unrounded) of $14.50 pursuant to the Designation of Rights, Preferences and Limitations for the Series A Preferred Stock. As a result of the TCP Conversion, the remaining unamortized discount of $11,028 recorded in connection with the beneficial conversion feature and the Warrants issued with the Debentures to TCP WR, as well as the remaining unamortized balance of deferred financing costs of $586, were recognized as non-cash interest expense in the accompanying statement of operations as of March 31, 2013.

10.	Commitments and Contingencies

Shareholder Derivative Complaint – Settled

On January 17, 2012, RP Capital, LLC (“plaintiff”) filed a shareholders’ derivative complaint in the Superior Court of the State of California, County of Los Angeles, against the Company and former directors Colin Dyne, Kenneth Wengrod, Susan White and Dean Oakey. The case alleges that the defendants (i) breached their fiduciary duties to the Company for failing to properly oversee and manage the Company, (ii) certain defendants were unjustly enriched, (iii) abused their control, (iv) grossly mismanaged the Company, (v) wasted corporate assets, (vi) engaged in self-dealing, and (vii) breached their fiduciary duties by disseminating false and misleading information.  The plaintiffs seek (i) judgment against the defendants in favor of the Company for the amount of damages sustained by the Company as a result of the defendants’ alleged breaches of their fiduciary duties; (ii) judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws; (iii) an award to the Company of restitution from the defendants and an order from the court to disgorge all profits, benefits and other compensation obtained by the defendants from their alleged wrongful conduct and alleged fiduciary breaches and (iv) an award of costs and disbursements of the action, including reasonable fees for professional services. The parties agreed upon a settlement in the action. The court granted final approval of the settlement on March 12, 2013 and dismissed the case on the same day. Pursuant to the settlement, the Company is required, subject to certain exceptions, to implement and maintain in effect for a period of three years certain corporate governance initiatives, many of which the Company implemented in early 2012. The settlement did not include any cash payment for damages.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

General Legal Matters

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations. Contingent liabilities arising from potential litigation are assessed by management based on the individual analysis of these proceedings and on the opinion of the Company’s lawyers and legal consultants. At March 31, 2013, the Company is a defendant in litigation involving former vendors of the Company’s discontinued wholesale operations. These vendors’ claims relate primarily to amounts owed for goods sold and delivered to the Company. Based on the information received from the Company’s legal consultants and on the analysis of potential demands, the Company has recorded an estimated liability for the probable loss as a component of liabilities of discontinued operations in the accompanying condensed consolidated balance sheet at December 31, 2012.

11.	Stock Based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2012	404,800	$4.09	7.3	$808
Granted	-	-
Exercised	(7,800)	(3.63)
Forfeited or Canceled	(68,726)	(10.44)
Outstanding - March 31, 2013	328,275	$2.77	2.5	$1,421

Exercisable - March 31, 2013	326,011	$2.77	2.6	$1,410

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested - December 31, 2012	46,240	$0.01
Granted	-	-
Vested	(43,250)	0.01
Forfeited or Canceled	(726)	0.01
Unvested - March 31, 2013	2,264	$0.01

The Company did not grant any options during the three months ended March 31, 2013 and 2012. Total compensation expense related to stock options for the three months ended March 31, 2013 and 2012 was approximately $4 and $1, respectively. As of March 31, 2013, there was no unrecognized compensation expense related to stock options.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

Warrants

The following table summarizes the Company’s outstanding warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2012	2,250,762	$2.23	4.0	$6,290
Granted	438,160	6.17
Exercised	-	-
Forfeited or Canceled	(2,667)	(7.50)
Outstanding - March 31, 2013	2,686,255	$2.87	3.8	$11,482

Exercisable - March 31, 2013	2,647,505	$2.82	3.8	$11,434

A summary of the changes in the Company’s unvested warrants is as follows:

	Number of Warrants	Weighted Average Grant Date Fair Value
Unvested - December 31, 2012	45,000	$3.05
Granted	438,160	4.00
Vested	(444,410)	(3.99)
Forfeited or Canceled	-	-
Unvested - March 31, 2013	38,750	$3.05

Restricted Stock

On November 19, 2012, the Company issued 396,196 shares of restricted stock to the Company’s Chief Executive Officer, in accordance with the terms of his employment agreement. Total compensation related to the restricted stock grant amounted to approximately $2,278, of which $142 was recorded in operating expenses in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2013.

On November 29, 2012, the Company issued 80,000 shares of restricted stock to the Company’s Chief Financial Officer, in accordance with the terms of his employment offer letter. Total compensation related to the restricted stock grant amounted to approximately $400, of which $25 was recorded in operating expenses in the Company’s consolidated statement of operations for the three months ended March 31, 2013.

A summary of the restricted stock activity for the three months ended March 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Unvested - December 31, 2012	357,147	$5.62	3.9	$0
Granted	-	-
Vested	-	5.62
Unvested - March 31, 2013	357,147	$5.62	3.6	$491

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

12.	Related Party Transactions

Relationship with Brand Matter

On March 28, 2013, the Company entered into the BM Purchase Agreement, by and among the Company, ETPH and Brand Matter, pursuant to which the Company acquired from ETPH all of the issued and outstanding equity interests of Brand Matter. Three of the Company’s directors, William Sweedler, Matthew Eby and Richard Gersten, are members of Tengram Capital Associates, LLC (“Tengram”), which indirectly beneficially owns approximately 43% of the Company’s outstanding common stock as of the date hereof. Two of the Company’s directors, Mr. Sweedler and Mr. Eby, are members of Brand Matter. Prior to the consummation of the Ellen Tracy and Caribbean Joe Acquisition, (i) Messrs. Sweedler and Eby also served on the board of directors of ETPH, the direct parent of Brand Matter, (ii) Mr. Sweedler served as co-chairman of the board of directors of Brand Matter, (iii) Mr. Sweedler served as an executive officer of Brand Matter, and (iv) Mr. Sweedler beneficially owned certain membership interests of ETPH. As a consequence of Mr. Sweedler’s indirect beneficial ownership in Brand Matter and the Company and his and Mr. Eby’s positions with ETPH, the Company and Brand Matter as well as the Company and ETPH each appointed special independent committees (on which neither Mr. Sweedler nor Mr. Eby served) to review and negotiate the terms of the Ellen Tracy and Caribbean Joe Acquisition. In connection with the Ellen Tracy and Caribbean Joe Acquisition, Mr. Sweedler received shares of the Company’s common stock for all his equity interests in Brand Matter.

Amended and Restated Stockholders Agreement

On February 22, 2012, the Company, TCP WR and Colin Dyne, the Company’s former chief executive officer, chief financial officer and director entered into a stockholders agreement (the “Stockholders Agreement”). In connection with the Ellen Tracy and Caribbean Joe Acquisition, the Company entered into the amended and restated stockholders agreement, dated as of March 27, 2013 (the “A&R Stockholders Agreement”), pursuant to which Mr. Dyne was removed as a party to such agreement. The terms of the A&R Stockholders Agreement are otherwise substantially similar to those in the Stockholders Agreement.

Heelys Merger Agreement

On December 7, 2012, in connection with the Company’s entry into the Heelys Merger Agreement, as discussed in Note 6 the Company entered into an equity commitment letter with Tengram Capital Partners Gen2 Fund, L.P., pursuant to which such entity agreed to provide up to $8,100 of equity financing to the Company, subject to the terms and conditions set forth in the commitment letter, if needed, for the Company to satisfy its obligations under the Heelys Merger Agreement. The commitment letter automatically terminated upon the consummation of the transactions contemplated by the merger agreement on January 24, 2013 without an equity financing by Tengram Capital Partners Gen2 Fund, L.P.

Change of Control Transaction with TCP WR

William Sweedler, Matthew Eby and Richard Gersten are each directors of the Company, and are the controlling members of Tengram, which has the sole voting control over TCP WR. On February 2, 2012, the Company entered into the Securities Purchase Agreement with TCP WR pursuant to which the Company sold the Debentures, the Warrants and Series A Preferred Stock to TCP WR.

Fees paid to TCP WR, including the annual monitoring fees, and legal and other fees, amounted to approximately $250 and $689 for the three months ended March 31, 2013 and 2012, respectively. At March 31, 2012 and December 31, 2012, amounts owed to TCP WR of $438 and $0, respectively, are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Transactions with Tennman WR-T, Inc.

In May 2010, the Company’s subsidiary, William Rast Sourcing, LLC (“Rast Sourcing”), entered into a design and licensing agreement with the Target Corporation. During the three months ended March 31, 2013 and 2012, the Company paid $628 and $100, respectively, in royalties to Tennman WR-T, Inc. (“Tennman WR-T”), a minority interest holder of Rast Sourcing. At March 31, 2012 and December 31, 2012, amounts owed to Tennman WR-T of $123 and $378, respectively, are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

SEQUENTIAL BRANDS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

(dollars are in thousands (unless otherwise noted), except share and per share data)

13.	Private Placement Transaction

On December 21, 2012, the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with a select group of accredited investors (the “PIPE Investors”), pursuant to which the Company agreed to sell to the PIPE Investors an aggregate of 4,966,667 shares of the Company’s common stock, par value $0.001 (the “Securities”), at a purchase price of $4.50 per share, for a total offering amount of approximately $22,350 (the “Offering”). Net proceeds, after the payment of legal and other expenses, amounted to approximately $21,212.

The Offering was consummated on January 9, 2013 and a portion of the proceeds were used to fund the acquisition of Heelys. Affiliates of the Company purchased 744,444 shares, with the Company’s Chief Executive Officer purchasing 11,111 shares and TCP SQBG Acquisition, LLC (“TCP SQBG”), a fund affiliated with TCP WR, purchasing 733,333 shares. The Company’s directors, William Sweedler, Matthew Eby and Richard Gersten, are co-managing members of Tengram, which is the managing member of TCP WR and TCP SQBG. As contemplated by the PIPE Purchase Agreement, the Company also entered into a registration rights agreement with the PIPE Investors on January 9, 2013 (the “Registration Rights Agreement”).

The Registration Rights Agreement requires the Company to file a resale shelf registration statement (the “Resale Shelf”) for the Securities purchased by each PIPE Investor in the Offering within 120 days of the Closing Date (the “Filing Deadline”) and requires the Company to use its commercially reasonable efforts to cause the Resale Shelf to become effective as promptly thereafter as practicable but in any event not later than 90 days after the Filing Deadline if the Company receives comments from the SEC, or 30 days after the Filing Deadline, if the Company does not receive comments from the SEC (such applicable date, the “Effectiveness Deadline”). If the Company fails to meet the Filing Deadline or the Effectiveness Deadline, subject to certain grace periods provided for in the Registration Rights Agreement, the Company will be required to pay certain liquidated damages to the Investors. The maximum aggregate liquidated damages payable to a PIPE Investor, including any interest, shall be 10% of the aggregate amount paid by such PIPE Investor. The Registration Rights Agreement also provides for customary indemnification and contribution provisions, as well as customary restrictions such as blackout periods. In the event the PIPE Investors no longer hold “Registrable Securities,” as defined in the Registration Rights Agreement, notwithstanding the foregoing, the Company may no longer be obligated to register the Securities with the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our accompanying consolidated condensed financial statements and related notes. See the cautionary statement regarding forward-looking statements on page 3 of this Quarterly Report for a description of important factors that could cause actual results to differ from expected results.

Overview

We own a portfolio of consumer brands, including William Rast®, People’s Liberation®, DVS®, Heelys®, Ellen Tracy® and Caribbean Joe®. We promote, market, and license these brands and intend to grow our portfolio by acquiring rights to additional brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In our licensing arrangements, our licensing partners are responsible for designing, manufacturing and distributing our licensed products, subject to our continued oversight and marketing support. In our direct-to-retail license, we grant the retailer the exclusive right to distribute branded apparel in a broad range of product categories through its stores, consumer-direct mail and consumer-direct ecommerce distribution channels. In our wholesale licenses, we grant rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution.

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

Recent Developments

Private Placement Transaction

On December 21, 2012, we entered into the PIPE Purchase Agreement with the PIPE Investors, pursuant to which we agreed to sell to the PIPE Investors an aggregate of 4,966,667 shares of our common stock, par value $0.001, at a purchase price of $4.50 per share, for a total offering amount of approximately $22,350. Net proceeds, after the payment of legal and other expenses, amounted to approximately $21,212.

The Offering was consummated on January 9, 2013, and a portion of the proceeds was used to fund the acquisition of Heelys. Affiliates of the Company purchased 744,444 shares, with our Chief Executive Officer purchasing 11,111 shares and TCP SQBG, a fund affiliated with TCP WR, purchasing 733,333 shares. Our directors, William Sweedler, Matthew Eby and Richard Gersten, are co-managing members of Tengram, which is the managing member of TCP WR and TCP SQBG. As discussed further in Note 13 of the accompanying condensed consolidated financial statements, we entered into the Registration Rights Agreement with the PIPE Investors on January 9, 2013 in connection with the PIPE Purchase Agreement.

Acquisition of Heelys

On January 24, 2013, we completed our acquisition of Heelys pursuant to the Heelys Merger Agreement, dated as of December 7, 2012, by and among us, Heelys and Wheels Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary. In accordance with the Heelys Merger Agreement, we acquired all of the outstanding shares of common stock of Heelys for $2.25 per share in cash, for an aggregate consideration of approximately $62,974. As further described in Note 6 of the accompanying condensed consolidated financial statements, the acquisition was funded with cash and investments from both us and Heelys. The acquisition of Heelys was effected to develop and build our diversified portfolio of consumer brands. In connection with the acquisition, we incurred legal and other costs related to the transaction of approximately $1,576.

In connection with the acquisition of Heelys, we entered into a multi-country exclusive Heelys License Agreement with BBC to license the trademark “Heelys” and all existing derivative Marks. The Heelys License Agreement granted an exclusive, nontransferable, non-assignable license, without the right to sub-license, to use the Marks and certain proprietary rights, including patents, in connection with the manufacturing, distribution, advertising and sale of the License Products, subject to the terms and conditions stated in the Heelys License Agreement. The term of the Heelys License Agreement expires on June 30, 2019.

Amended and Restated Stockholders Agreement

As previously disclosed, on February 22, 2012, we, TCP WR and Colin Dyne, our former chief executive officer, chief financial officer and director entered into the Stockholders Agreement. In connection with the Ellen Tracy and Caribbean Joe Acquisition, we entered into the A&R Stockholders Agreement, dated as of March 27, 2013, pursuant to which Mr. Dyne was removed as a party to such agreement. The terms of the A&R Stockholders Agreement are otherwise substantially similar to those in the Stockholders Agreement.

Acquisition of Ellen Tracy® and Caribbean Joe® and Financing

As discussed further in Note 6 of the accompanying condensed consolidated financial statements, on March 28, 2013, we entered into the BM Purchase Agreement, by and among us, ETPH and Brand Matter, pursuant to which we acquired all of the outstanding equity interests of Brand Matter for an aggregate purchase price consisting of (i) approximately $62,285 of cash, subject to adjustment as set forth in the Purchase Agreement, (ii) 2,833,590 shares of our common stock, and (iii) 5-year warrants to purchase up to an aggregate of 125,000 shares of our common stock at an exercise price equal to $10.00 per share. In connection with the Ellen Tracy and Caribbean Joe Acquisition, we entered into (i) the First Lien Loan Agreement, which provides for term loans of up to $45,000, and (ii) the Second Lien Loan Agreement, which provides for term loans of up to $20,000. The proceeds from the Term Loans were used to fund the Ellen Tracy and Caribbean Joe Acquisition, repay existing debt, pay fees and expenses in connection with the foregoing, finance capital expenditures and for general corporate purposes. In connection with the Second Lien Loan Agreement, we also issued 5-year warrants to purchase up to an aggregate of 285,810 shares of our common stock at an exercise price of $4.50 per share. The Ellen Tracy and Caribbean Joe Acquisition was effected to complete our base platform through acquiring two strong brands, Ellen Tracy® and Caribbean Joe®, with a proven team. The Term Loans were drawn in full on March 28, 2013 and are required to be repaid on March 28, 2018. We are required to make quarterly scheduled amortization payments during the term of the Loan Agreements.

Conversion of the Debentures

As discussed further in Note 9 of the accompanying condensed consolidated financial statements, on March 28, 2013, TCP WR converted the aggregate principal amount outstanding under the Debentures into 5,523,810 shares of our common stock at a conversion rate of $2.625 per share. At the time of the TCP Conversion, the aggregate principal amount outstanding under the Debentures was $14,500, plus accrued and unpaid interest. In connection with the TCP Conversion, we also redeemed all of the 14,500 issued and outstanding shares of Series A Preferred Stock held by TCP WR for an aggregate redemption price (unrounded) of $14.50, pursuant to the Designation of Rights, Preferences and Limitations for the Series A Preferred Stock.

Fiscal Year

Our fiscal year ends on December 31. Each quarter of each fiscal year ends on March 31, June 30, September 30 and December 31.

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with U.S. GAAP requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

We base our estimates and judgments on a variety of factors including our historical experience, knowledge of our business and industry, and current and expected economic conditions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013, for a discussion of our critical accounting policies. During the three months ended March 31, 2013, there were no material changes to these policies.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

The following table sets forth, for the periods indicated, results of operation information from our unaudited condensed consolidated financial statements:

	Three Months Ended March 31,		Change	Change
	2013	2012	(Dollars)	(Percentage)

Net revenue	$1,629	$1,055	$574	54.5%
Operating expenses	5,365	959	4,406	459.6%
(Loss) income from operations	(3,736)	96	(3,832)	-3999.9%
Interest expense, net	11,617	144	11,473	7990.4%
Loss before income taxes	(15,353)	(48)	(15,305)	32023.0%
Provision for income taxes	2,264	10	2,254	22540.0%
Loss from continuing operations	(17,617)	(58)	(17,559)	30382.2%
Loss from discontinued operations	(3,864)	(371)	(3,493)	941.1%
Net loss	(21,481)	(429)	(21,052)	4907.2%
Noncontrolling interest from continuing operations	(26)	0	(26)	-100.0%
Net loss attributable to common stockholders	$(21,507)	$(429)	$(21,078)	4913.0%

Net revenue for the three months ended March 31, 2013 consists of license revenue earned from our license agreements related to our William Rast, DVS, Heelys and People’s Liberation brands. Net revenues for the three months ended March 31, 2013 do not include license revenue from our Ellen Tracy and Caribbean Joe brands, as these brands were acquired on March 28, 2013 and only include two months of revenues related to our Heelys brand, as this brand was acquired on January 24, 2013. Net revenue for the three months ended March 31, 2012 consists of license revenue earned only from our license agreements related to our William Rast brand, as we did not either own or license any of the other brands during that period.

Our expense structure for the three months ended March 31, 2013 is not representative of what we expect our normalized brand management and licensing business to be in the future. Of the total operating expenses for the three months ended March 31, 2013, approximately $2,357 is related to deal costs incurred in connection with acquisitions that have or are expected to occur; and approximately $3,008 is related to the day to day activities of our Company, which is primarily compensation, professional fees, advertising, stock-based compensation expense and royalty expenses paid under our agreement with Tennman WR-T. Operating expenses for the three months ended March 31, 2012 primarily consists of compensation of approximately $360, royalty expenses under the Tennman WR-T agreement of $226, and professional fees of $142 mainly related to our 2011 year-end audit. As part of our acquisition strategy, we may incur additional deal costs, however those costs are neither certain nor predictable, nor are they considered representative of our core business.

Interest expense during the three months ended March 31, 2013 resulted primarily from the conversion of the Debentures, as more fully described in Note 9 to our condensed consolidated financial statements. As a result of the TCP Conversion, the remaining unamortized discount of $11,028 recorded in connection with the beneficial conversion feature and Warrants issued in connection with the Debentures, as well as the remaining unamortized balance of deferred financing costs of $586, were recognized as non-cash interest expense. Interest expense for the three months ended March 31, 2012 resulted primarily from interest due on our promissory notes payable in the aggregate principal amount of $1,750 through the date of their repayment on February 3, 2012, interest at a rate of LIBOR on our Debentures and interest related to the accretion of the valuation discount and amortization of deferred financing costs associated with our Debentures.

The provision for income taxes as of March 31, 2013 represents the non-cash deferred tax expense created by the amortization of the acquired trademarks related to our Ellen Tracy and Caribbean Joe brands. The provision for income taxes for the three months ended March 31, 2012 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated federal and state taxes due at statutory effected tax rates, if any.

The loss from discontinued operations for the three months ended March 31, 2013 is primarily attributable to the wind down costs associated with the Heelys legacy operating business, as a result of our decision to discontinue our wholesale business related to the Heelys brand. As of March 31, 2013, these costs mainly represent severance expense, lease termination costs and professional and other fees. We expect to complete the wind down of Heelys legacy operations by the end of 2013. The loss from discontinued operations for the three months ended March 31, 2012 is primarily attributable to the wholesale business related to our People’s Liberation and William Rast branded products and the retail operations included in our subsidiary, Rast Retail.

Liquidity and Capital Resources

As of March 31, 2013, our continuing operations had cash of approximately $16,365 and a working capital balance of approximately $3,224. As of December 31, 2012, our continuing operations had cash of approximately $2,624, a working capital deficit of approximately $524. We believe that cash from future operations and our currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Notes 9 and 13 to our condensed consolidated financial statements for a description of certain prior financings consummated by us.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the three months ended March 31, 2013 and 2012 are summarized in the following table:

	Three Months Ended March 31,
	2013	2012
Operating activties	$(1,892)	$(1,354)
Investing activities	(67,245)	-
Financing activities	84,267	11,906
Net increase in cash	$15,130	$10,552

Operating Activities

Net cash used in operating activities from continuing operations was $1,892 for the three months ended March 31, 2013, compared to $1,354 for the three months ended March 31, 2012. Net loss for the three months ended March 31, 2013 of $21,481 includes net non-cash expenses of $11,614 of amortization of debt discount and deferred financing costs and $2,239 of deferred income taxes. Net loss for the three months ended March 31, 2013 also includes $3,864 of loss from discontinued operations. Changes in operating assets and liabilities provided $1,513 in cash. Net loss for the three months ended March 31, 2012 of $429 includes $371 of loss from discontinued operations and $128 of amortization of debt discount and deferred financing costs. Changes in operating assets and liabilities used $1,476 in cash.

Investing Activities

Net cash used in investing activities from continuing operations was $67,245 for the three months ended March 31, 2013, primarily consisting of $67,221 of net cash paid for the acquisitions of our Heelys, Ellen Tracy and Caribbean Joe brands, as further discussed in Note 6 to our condensed consolidated financial statements.

Financing Activities

Net cash provided by financing activities from continuing operations for the three months ended March 31, 2013 amounted to $84,267, compared to $11,906 for the three months ended March 31, 2012. In January 2013, we received proceeds of $22,350 in connection with the Offering of our common stock. A portion of the proceeds was used to fund the acquisition of Heelys. In March 2013, we received $65,000 of proceeds under the Term Loans, for which the proceeds were mainly used in the Ellen Tracy and Caribbean Joe Acquisition, pay fees and expenses in connection with the foregoing, finance capital expenditures and for general corporate purposes. Cash paid for fees and other costs incurred in connection with the Offering and the Term Loans amounted to $3,111. In February 2012, we received $14,500 in gross proceeds from the sale of the Debentures. Net proceeds from this transaction after the payment of closing, legal and other costs and the repayment of outstanding obligations related to notes payable and our factoring facility amounted to approximately $11,700.

Future Capital Requirements

We believe the cash received from the sale of our common stock in January 2013 and cash received from the Term Loans in March 2013 will be sufficient to meet our capital requirements for the next twelve months, as they relate to our current operations. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands and we cannot be certain that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future, if at all.

Contractual Obligations

The following summarizes our contractual obligations at March 31, 2013 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$2,267	$833	$1,434	$0	$0
Minimum royalties due	2,400	400	1,200	800	*
Term loans	65,000	8,000	24,000	33,000	0
Total	$69,667	$9,233	$26,634	$33,800	$0

*	Pursuant to the royalty agreement between Rast Sourcing, William Rast Licensing, LLC (“Rast Licensing”) and Tennman WR-T, Rast Sourcing is obligated to pay Tennman WR-T a guaranteed minimum royalty of $400,000 per calendar year, with such payments continuing until the earlier of (i) the date that Rast Sourcing pays a liquidating payment to Tennman WR-T or (ii) the date Tennman WR-T or any of its affiliates no longer owns Class B membership interests in Rast Sourcing.

Off-Balance Sheet Arrangements

At March 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Other than the material weakness discussed below that was identified and remediated during the quarter ended March 31, 2013, there have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the organization and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness identified as of December 31, 2012 and enhance our internal control over financial reporting. The material weakness related to the lack of technical resources to apply accounting requirements as they relate to non-routine and highly complex transactions and resulted in restatements to our financial statements as previously filed on Form 10-Q for the periods ended March 31, June 30 and September 30, 2012. The following actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of this filing:

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

We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, other than described in Note 8 of the accompanying condensed consolidated financial statements, which description is incorporated herein by reference, there are currently no claims that could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013. There have been no material changes to such risk factors during the three months ended March 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2013, there were no unregistered sales of equity securities, other than those described in Note 6 and Note 13 of the accompanying condensed consolidated financial statements, which description is incorporated herein by reference. Such unregistered sales of equity securities were previously disclosed in our Current Reports on Form 8-K, filed with the SEC on December 26, 2012 and April 3, 2013. During the three months ended March 31, 2013, there were no redemptions of shares of our common stock or Series A Preferred Stock, other than those described in Note 9 of the accompanying condensed consolidated financial statements, which description is incorporated herein by reference. Such redemption of our Series A Preferred Stock was previously disclosed in our Current Report on Form, 8-K, filed with SEC on April 3, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1	Purchase Agreement, dated as of March 28, 2013, by and among Sequential Brands Group, Inc., ETPH Acquisition, LLC and B®and Matter, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 3, 2013).

10.2	First Lien Term Loan Agreement, dated as of March 28, 2013, by and among Sequential Brands Group, Inc., Bank of America, N.A., the guarantors named therein and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 3, 2013).

10.3	Second Lien Term Loan Agreement, dated as of March 28, 2013, by and among Sequential Brands Group, Inc., Pathlight Capital, LLC, the guarantors named therein and the lenders party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 3, 2013).

10.4	Intercreditor Agreement, dated as of March 28, 2013, by and between Bank of America, N.A. and Pathlight Capital, LLC (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed April 3, 2013).

10.5	Warrant Purchase Agreement, dated as of March 28, 2013, by and between Sequential Brands Group, Inc. and Pathlight Capital, LLC (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed April 3, 2013).

10.6	Form of Class B Common Stock Purchase Warrant, dated as of March 28, 2013, issued to Pathlight Capital, LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 3, 2013).

10.7*	Amended and Restated Stockholders Agreement, dated as of March 27, 2013, by and among Sequential Brands Group, Inc., TCP WR Acquisition, LLC and the other stockholders party thereto.

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: May 15, 2013	/s/ Gary Klein
By: Gary Klein
Its: Chief Financial Officer (Principal Financial and Accounting Officer)

