Form 10-Q
period 2013-06-30
SEQUENTIAL BRANDS GROUP, INC.
filed 2013-08-12
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

1065 Avenue of Americas, 30th Floor
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

Non-accelerated filer ☐ (Do not check if a smaller reporting company)   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2013, the registrant had 25,022,404 shares of common stock, par value $.001 per share, outstanding.

SEQUENTIAL BRANDS GROUP, INC.

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2012.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash	$13,356	$2,624
Restricted cash	35	35
Accounts receivable, net	1,303	476
Prepaid expenses and other current assets	904	517
Current assets held for disposition from discontinued operations of wholesale operations subsidiary	4,341	0
Total current assets	19,939	3,652

Property and equipment, net	176	0
Intangible assets, net	91,270	4,293
Goodwill	2,695	429
Deferred financing costs, net and other assets	1,988	599
Long-term assets held for disposition from discontinued operations of wholesale operations subsidiary	14	4
Total assets	$116,082	$8,977

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$3,948	$3,720
Deferred license revenue	1,171	422
Long-term debt, current portion	8,000	0
Current liabilities held for disposition from discontinued operations of wholesale operations subsidiary	5,602	957
Current liabilities held for disposition from discontinued operations of retail subsidiary	31	394
Total current liabilities	18,752	5,493

Long-Term Liabilities:
Long-term debt	53,798	3,502
Deferred tax liability	4,792	0
Other long-term liabilities	603	30
Long-term liabilities held for disposition from discontinued operations of wholesale operations subsidiary	1,239	0
Total long-term liabilities	60,432	3,532
Total liabilities	79,184	9,025

Stockholders’ Equity (Deficit):
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; 0 and 14,500 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	0	0
Common stock, $0.001 par value, 150,000,000 shares authorized; 17,045,782 and 2,876,023 shares issued at June 30, 2013 and December 31, 2012, respectively, and 17,022,404 and 2,876,023 shares outstanding at June 30, 2013 and December 31, 2012, respectively	17	3
Additional paid-in capital	72,482	14,790
Accumulated deficit	(37,730)	(16,916)
Total stockholders’ equity (deficit)	34,769	(2,123)
Noncontrolling interest	2,129	2,075
Total equity (deficit)	36,898	(48)
Total liabilities and stockholders’ equity (deficit)	$116,082	$8,977

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenue	$4,347	$1,045	$5,976	$2,100

Operating expenses	2,294	1,650	7,659	2,610

Income (loss) from operations	2,053	(605)	(1,683)	(510)

Other income	(106)	0	(106)	0

Interest expense, net	1,336	191	12,953	334

Income (loss) before income taxes	823	(796)	(14,530)	(844)

Provision for income taxes	0	1	2,264	11

Income (loss) from continuing operations	823	(797)	(16,794)	(855)

Loss from discontinued operations:
Income (loss) from discontinued operations of wholesale business, net of tax	(102)	210	(3,966)	(5)
Loss from discontinued operations of retail subsidiary, net of tax	0	(291)	0	(447)
Loss from discontinued operations, net of tax	(102)	(81)	(3,966)	(452)

Net income (loss)	721	(878)	(20,760)	(1,307)

Net income attributable to noncontrolling interest	(28)	0	(54)	0

Net income (loss) attributable to common stockholders	$693	$(878)	$(20,814)	$(1,307)

Basic income (loss) per share:
Continuing operations	$0.05	$(0.33)	$(1.43)	$(0.36)
Discontinued operations	(0.01)	(0.04)	(0.33)	(0.18)
Attributable to common stockholders	$0.04	$(0.37)	$(1.76)	$(0.54)

Basic weighted average common shares outstanding	16,317,171	2,400,171	11,817,828	2,400,171

Diluted income (loss) per share:
Continuing operations	$0.05	$(0.33)	$(1.43)	$(0.36)
Discontinued operations	(0.01)	(0.04)	(0.33)	(0.18)
Attributable to common stockholders	$0.04	$(0.37)	$(1.76)	$(0.54)

Diluted weighted average common shares outstanding	17,624,757	2,400,171	11,817,828	2,400,171

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.
UNADUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)	Interest	Equity (Deficit)
Balance at January 1, 2013	2,876,023	$3	14,500	$0	$14,790	$(16,916)	$(2,123)	$2,075	$(48)

Issuance of common stock in connection with private placement offering, net of offering costs	4,966,667	5	-	0	21,207	0	21,212	0	21,212

Issuance of common stock in connection with conversion of Debentures	5,523,810	5	-	0	14,495	0	14,500	0	14,500

Redemption of preferred stock in connection with conversion of Debentures	-	0	(14,500)	0	0	0	0	0	0

Issuance of common stock in connection with acquisition	2,833,590	3	-	0	19,832	0	19,835	0	19,835

Fair value of warrants issued in connection with financing	-	0	-	0	1,269	0	1,269	0	1,269

Fair value of warrants issued in connection with acquisition	-	0	-	0	393	0	393	0	393

Fair value of warrants issued for services	-	0	-	0	90	0	90	0	90

Issuance of common stock in connection with stock option exercises	14,139	0	-	0	43	0	43	0	43

Cashless exercise of warrants	808,175	1	-	0	(1)	0	0	0	0

Stock based compensation	-	0	-	0	364	0	364	0	364

Net income attributable to noncontrolling interest	-	0	-	0	0	0	0	54	54

Net loss attributable to common stockholders	-	0	-	0	0	(20,814)	(20,814)	0	(20,814)

Balance at June 30, 2013	17,022,404	$17	-	$0	$72,482	$(37,730)	$34,769	$2,129	$36,898

 See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,760)	$(1,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	3,966	452
Provision for bad debts	250	0
Depreciation and amortization	222	85
Stock based compensation	364	2
Amortization of valuation discount and deferred financing costs	11,778	311
Fair value of warrants issued for services rendered	90	0
Gain on bargain purchase of business	(227)	0
Loss on disposal of fixed assets	0	6
Deferred income taxes	2,239	0
Changes in operating assets and liabilities:
Receivables	(914)	296
Prepaid expenses and other assets	(233)	48
Accounts payable and accrued expenses	(572)	46
Deferred license revenue	612	(1,108)
Other liabilities	307	0
CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(2,877)	(1,169)
CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(1,418)	(1,550)
CASH USED IN OPERATING ACTIVITIES	(4,295)	(2,719)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired	(67,221)	(8,550)
Proceeds from sale of non-core assets derived from DVS acquisition	0	3,590
Acquisition of property and equipment	(81)	(12)
CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(67,302)	(4,972)
CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	0	0
CASH USED IN INVESTING ACTIVITIES	(67,302)	(4,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	65,000	0
Proceeds from the sale of common stock	22,350	0
Proceeds from options exercised	43	0
Proceeds from senior secured convertible debentures	0	14,500
Investment by noncontrolling interest member	0	2,124
Repayment of note payable	(2,000)	(1,000)
Deferred financing costs	(1,926)	(844)
Offering costs	(1,138)	0
Repayment of note payable to related parties	0	(750)
CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	82,329	14,030
CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	0	0
CASH PROVIDED BY FINANCING ACTIVITIES	82,329	14,030

NET INCREASE IN CASH	10,732	6,339
CASH — Beginning of period	2,624	243
CASH — End of period	$13,356	$6,582

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$1,208	$82
Taxes	$0	$23

NON-CASH INVESTING AND FINANCING ACTIVITES:
Conversion of senior secured convertible debentures to common stock	$14,500	$0
Common stock issued in connection with acquisition	$19,835	$0
Fair value of warrants issued in connection with acquisition	$393	$0
Fair value of warrants issued in financing transaction	$1,269	$4,215
Cashless exercise of warrants	$1	$0
Debt discount - beneficial conversion feature on senior secured convertible debentures	$0	$7,347

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

1.            Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”), through its wholly-owned and majority-owned subsidiaries, owns a portfolio of consumer brands, including William Rast®, People’s Liberation®, DVS®, Heelys®, Ellen Tracy®, Caribbean Joe® and Revo®. The Company promotes, markets, and licenses these brands and intends to grow its portfolio by acquiring rights to additional brands. The Company has licensed and intends to license its brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In its licensing arrangements, the Company’s licensing partners are responsible for designing, manufacturing and distributing the Company’s licensed products, subject to the Company’s continued oversight and marketing support. In its direct-to-retail license, the Company grants the retailer the exclusive right to distribute branded apparel in a broad range of product categories through its stores, consumer-direct mail and consumer-direct ecommerce distribution channels. In its wholesale licenses, the Company grants rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution.

In the second half of 2011, the Company changed its business model to focus on licensing and brand management. Prior to its change in business model and since 2005, the Company designed, marketed and provided, on a wholesale basis, branded apparel and accessories, as well as operated retail stores to sell its branded products. In connection with the change in the Company’s business model in 2011, the Company discontinued its wholesale distribution of branded apparel and apparel accessories, liquidated its existing inventory and closed its remaining retail stores. To reflect the Company’s business transition, in March 2012, the Company’s corporate name was changed from People’s Liberation, Inc. to Sequential Brands Group, Inc.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is the Company’s opinion, however, that the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2012 and 2011. The financial information as of December 31, 2012 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The interim results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $250 and $0 at June 30, 2013 and December 31, 2012, respectively.

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

The Company has adopted the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative U.S. GAAP, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Because of the Company’s historical losses, adoption of the guidance did not have a significant effect on its accounting and disclosures for income taxes. At June 30, 2013 and December 31, 2012, the Company has no unrecognized tax benefits and does not expect a material change in the next 12 months. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense.

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

The computation of basic and diluted EPS for the three and six months ended June 30, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Senior secured convertible debentures	0	5,523,810	0	5,523,810
Warrants	125,000	2,217,428	1,602,922	2,217,428
Unvested restricted stock	0	0	380,525	0
Stock options	8,333	451,467	342,000	451,467
	133,333	8,192,705	2,325,447	8,192,705

Customer Concentrations

During the three months ended June 30, 2013, two customers comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these customers amounted to 23.7% and 12.1%, respectively, of net revenue from continuing operations for the three months ended June 30, 2013. During the six months ended June 30, 2013, one customer comprised 32.2% of net revenue from continuing operations. At June 30, 2013, one customer accounted for 44.2% of our gross accounts receivable. During the three months ended June 30, 2012, two customers comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these customers amounted to 79.5% and 11.5%, respectively, of net revenue from continuing operations for the three months ended June 30, 2012. During the six months ended June 30, 2012, these same two customers comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these customers amounted to 79.2% and 12.9%, respectively, of net revenue from continuing operations for the six months ended June 30, 2012. At December 31, 2012, two customers accounted for 74% and 20% of our gross accounts receivable, respectively.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02) , allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 was effective for the Company beginning January 1, 2013. The adoption of this update did not have a material impact on the condensed consolidated financial statements.

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

Assets and liabilities typically recorded at fair value on a non-recurring basis to which ASC 820-10 applies include:

⋅	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination, and
⋅	Long-lived assets measured at fair value due to an impairment assessment under ASC 360-15.

ASC 820-10 requires that assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

⋅	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
⋅
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

⋅
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

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

As of June 30, 2013 and December 31, 2012, there are no assets or liabilities that are required to be measured at fair value on a recurring basis. The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at June 30, 2013 and December 31, 2012:

		Carrying Value		Fair Value
Financial Instrument	Level	6/30/2013	12/31/2012	6/30/2013	12/31/2012
Cash	1	$13,356	$2,624	$13,356	$2,624
Restricted cash	1	$35	$35	$35	$35
Accounts receivable	2	$1,303	$476	$1,303	$476
Accounts payable	2	$3,948	$3,720	$3,948	$3,720
Term loans	3	$61,798	$-	$56,900	$-
Senior secured convertible debentures	3	$-	$3,502	$-	$12,594

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

For purposes of this fair value disclosure, the Company based its fair value estimate for term loans on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under these debt agreements based on market interest rate quotes as of June 30, 2013 and December 31, 2012 for debt with similar risk characteristics and maturities.

4.            Discontinued Operations of Wholesale Business

Discontinued operations as of June 30, 2013 mainly represent the wind down costs related to the Heelys, Inc. (“Heelys”) legacy operating business, as a result of the Company’s decision to discontinue its wholesale business related to the Heelys brand. As of June 30, 2013, costs attributable to the Heelys legacy operations mainly represent severance expense, lease termination costs and professional and other fees. The Company expects to complete the wind down of Heelys legacy operations by the end of 2013. Discontinued operations as of June 30, 2012 represent the Company’s decision to discontinue its wholesale business related to its People’s Liberation® and William Rast® branded products.

A summary of the Company’s results of discontinued operations of its wholesale business for the three and six months ended June 30, 2013 and 2012 and the Company’s assets and liabilities from discontinued operations of its wholesale business as of June 30, 2013 and December 31, 2012 are as follows:

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

Results of discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net revenue	$0	$825	$0	$1,270

(Loss) income from discontinued operations of wholesale business, net of tax	$(102)	$210	$(3,966)	$(5)

(Loss) income per share from discontinued operations, basic	$(0.01)	$0.08	$(0.33)	$(0.00)
(Loss) income per share from discontinued operations, diluted	$(0.01)	$0.08	$(0.33)	$(0.00)

Weighted average shares outstanding, basic	16,317,171	2,400,171	11,817,828	2,400,171
Weighted average shares outstanding, dliuted	17,624,757	2,400,171	11,817,828	2,400,171

Assets and liabilities of discontinued operations:

	June 30, 2013	December 31, 2012
Accounts receivable	$3,608	$0
Prepaid expenses and other current assets	$733	$0
Long-term assets	$14	$4
Accounts payable and accrued expenses	$5,602	$957
Long-term liabilities	$1,239	$0

5.            Discontinued Operations of Retail Subsidiary

Discontinued operations as of June 30, 2012 represent the Company’s decision to discontinue its retail operations included in its subsidiary, William Rast Retail, LLC (“Rast Retail”). The Company discontinued its retail operations included in its Rast Retail subsidiary and closed the retail stores in 2012.

A summary of the Company’s results of discontinued operations of its retail subsidiary for the three and six months ended June 30, 2013 and 2012 and the Company’s liabilities from discontinued operations of its retail subsidiary as of June 30, 2013 and December 31, 2012 is as follows:

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

Results of discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenue	$0	$245	$0	$511

Loss from discontinued operations of retail subsidiary, net of tax	$0	$(291)	$0	$(447)

Loss per share from discontinued operations, basic	$(0.00)	$(0.12)	$(0.00)	$(0.18)
Loss per share from discontinued operations, diluted	$(0.00)	$(0.12)	$(0.00)	$(0.18)

Weighted average shares outstanding, basic	16,317,171	2,400,171	11,817,828	2,400,171
Weighted average shares outstanding, dliuted	17,624,757	2,400,171	11,817,828	2,400,171

Liabilities of discontinued operations:

	June 30, 2013	December 31, 2012
Accounts payable and accrued expenses	$31	$394

6.            Acquisitions

Acquisition of Heelys, Inc.

On January 24, 2013, the Company completed its acquisition of Heelys pursuant to the agreement and plan of merger (the “Heelys Merger Agreement”), dated as of December 7, 2012, by and among Heelys, the Company and Wheels Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. In accordance with the Heelys Merger Agreement, the Company acquired all of the outstanding shares of common stock of Heelys at a purchase price of $2.25 per share in cash, for an aggregate consideration of approximately $62,974. The purchase was funded with cash and investments from Heelys of approximately $55,451 and with cash from the Company of approximately $7,523. Cash and investments provided by Heelys for the acquisition were not acquired by the Company upon acquisition, but instead were distributed directly to the Heelys’ shareholders at the closing. The acquisition of Heelys was effected in order to develop and build the Company’s diversified portfolio of consumer brands.

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

The acquisition of Heelys was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for Heelys are included in the condensed consolidated financial statements from the effective date of acquisition of January 24, 2013. Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of a business, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company performed such a reassessment and concluded that the preliminary values assigned for the Heelys acquisition are reasonable. Consequently, the Company recognized a gain on bargain purchase in the amount of $227 arising from the acquisition of Heelys. The gain was recorded in operating expenses in the accompanying condensed consolidated statement of operations during the six months ended June 30, 2013. There was no goodwill as a result of the acquisition.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

Cash consideration paid by the Company	$7,523

Allocated to:
Cash	$2,447
Accounts receivable	4,733
Prepaid expenses and other current assets	1,610
Property and equipment	311
Other assets	12
Current liabilities	(4,528)
Deferred tax liability	(2,553)
Other long term liabilities	(760)
Net assets acquired	1,272
Trademarks	6,383
Patents	95
Gain on bargain purchase of business	(227)
$7,523

Trademarks have been preliminarily determined by management to have an indefinite useful life and accordingly, no amortization is recorded in the Company’s statement of operations. Trademarks are subject to a test for impairment on an annual basis. Patents will be amortized on a straight-line basis over their expected useful lives of 10 years. The Company incurred legal and other costs related to the transaction of approximately $1,605, of which approximately $673 was recognized during the year ended December 31, 2012 and approximately $29 and $932 was recognized in operating expenses in the accompanying condensed consolidated statement of operations during the three and six months ended June 30, 2013, respectively.

Upon acquisition, the Company discontinued Heelys wholesale legacy operations as it transitioned the business to a licensing and brand management model. Accordingly, Heelys assets and liabilities at June 30, 2013, as well as its results of operations from the date of acquisition through June 30, 2013, related to the wholesale business have been reclassified to discontinued operations (see Note 4).

Total revenues and income from continuing operations since the date of acquisition, included in the condensed consolidated statements of operations for the three months ended June 30, 2013, are $230 and $206, respectively. Total revenues and income from continuing operations since the date of acquisition, included in the condensed consolidated statements of operations for the six months ended June 30, 2013, are $383 and $407, respectively.

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

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

Goodwill arising from the Ellen Tracy and Caribbean Joe Acquisition mainly consists of the synergies of an ongoing licensing and brand management business and an experienced, assembled workforce. The Company’s goodwill is not deductible for tax purposes. Trademarks have been determined by management to have an indefinite useful life and accordingly, no amortization is recorded in the Company’s statement of operations. Goodwill and trademarks are subject to a test for impairment on an annual basis. Customer agreements will be amortized on a straight-line basis over their expected useful lives of 4 years. The Company incurred legal and other costs related to the transaction of approximately $2,544, of which approximately $879 was recognized during the year ended December 31, 2012 and approximately ($16) and $1,665 was recognized in operating expenses in the accompanying condensed consolidated statement of operations during the three and six months ended June 30, 2013, respectively.

Total revenues and income from continuing operations since the date of the Ellen Tracy and Caribbean Joe Acquisition, included in the condensed consolidated statements of operations for the three months ended June 30, 2013, are $2,513 and $1,984, respectively. Total revenues and loss from continuing operations since the date of the Ellen Tracy and Caribbean Joe Acquisition, included in the condensed consolidated statements of operations for the six months ended June 30, 2013, are $2,513 and $728, respectively. Loss from continuing operations for the six months ended June 30, 2013 includes the non-cash deferred tax expense related to the acquired trademarks of $2,239.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

Pro Forma Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$4,347	$3,989	$8,305	$8,091
Net income (loss) attributable to common stockholders	$707	$(4,402)	$(8,331)	$(27,299)

Earnings (loss) per share:
Basic	$0.04	$(0.28)	$(0.52)	$(1.74)
Diluted	$0.04	$(0.28)	$(0.52)	$(1.74)

Weighted average shares outstanding:
Basic	16,317,171	15,724,244	16,081,882	15,724,244
Diluted	17,624,757	15,724,244	16,081,882	15,724,244

The supplemental pro forma information for the three and six months ended June 30, 2013 and 2012 has been adjusted for the following certain non-recurring expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Acquisition-related costs	$13	$0	$2,597	$(5,543)
Non-cash interest expense recognized on the remaining unamortized discount of the beneficial conversion feature, Warrants and deferred financing costs of the Debentures (see Note 9)	0	0	11,614	(11,480)
Amortization of acquired customer agreements and patents	0	(65)	(65)	(130)
Interest expense on Term Loans and amortization of deferred financing costs and debt discount (see Note 9)	0	(1,290)	(1,154)	(2,579)
Non-cash deferred tax expense on acquired trademarks	0	0	0	(2,213)
Net (increase) decrease to pro forma net loss	$13	$(1,354)	$12,992	$(21,945)

Additionally, the supplemental pro forma information has been adjusted to reflect the elimination of Heelys historical operations that are not related to the licensing business, as this portion of their business has been discontinued by the Company (see Note 4).

7.            Goodwill

Goodwill is summarized as follows:

Balance at January 1, 2013	$429
Acquisitions in 2013	2,266
Balance at June 30, 2013	$2,695

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

8.            Intangible Assets

Intangible assets are summarized as follows:

June 30, 2013	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Trademarks	15	$4,569	$(428)	$4,141
Customer agreements	4	1,000	(63)	937
Patents	10	95	(2)	93
		$5,664	$(493)	5,171
Indefinite lived intangible assets:
Trademarks				86,099

Intangible assets, net				$91,270

December 31, 2012	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Trademarks	15	$4,569	$(276)	$4,293
Intangible assets, net		$4,569	$(276)	$4,293

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2013 (six months)	$282
2014	564
2015	564
2016	564
2017	377
2018	314
Thereafter	2,506
$5,171

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

Amortization expense amounted to $142 and $8 for the three months ended June 30, 2013 and 2012, respectively. Amortization expense amounted to $217 and $16 for the six months ended June 30, 2013 and 2012, respectively.

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

9.            Long-Term Debt

The components of long-term debt is as follows:

	June 30, 2013	December 31, 2012
Term Loans	$63,000	$0
Debentures	0	14,500
Accrued interest	0	30
Subtotal	63,000	14,530
Unamortized discounts	(1,202)	(11,028)
Total long-term debt, net of unamortized discounts	61,798	3,502
Less: current portion of long-term debt	8,000	0
Long-term debt	$53,798	$3,502

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

The Term Loans were drawn in full on March 28, 2013. The Loan Agreements terminate, and all loans then outstanding under each Loan Agreement, must be repaid on March 28, 2018. The Company is required to make quarterly scheduled amortization payments of the Term Loans prior to the maturity of the Loan Agreements in an amount equal to (x) in the case of the First Lien Loan Agreement, $1,500 and (y) in the case of the Second Lien Loan Agreement, $500. The First Lien Term Loan bears interest, at the Company’s option, at either (a) 4.00% per annum plus adjusted LIBOR or (b) 3.00% per annum plus the Base Rate, as defined in the applicable Loan Agreement (4.31% at June 30, 2013). The Second Lien Term Loan bears interest at 12.75% per annum plus adjusted LIBOR (13.02% at June 30, 2013).

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

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

During the three and six months ended June 30, 2013, accretion of the discount amounted to $67, which was recorded as a component of interest expense in the accompanying condensed consolidated statement of operations. Contractual interest expense on the Term Loans amounted to $1,174, which was recorded as a component of interest expense in the accompanying condensed consolidated statement of operations as of June 30, 2013.

The Company incurred legal and other fees associated with this transaction of approximately $1,926. These amounts have been recorded as deferred financing costs in the accompanying condensed consolidated balance sheet, and are being amortized as non-cash interest expense over the contractual term of the Term Loans. During the three and six months ended June 30, 2013, amortization of these fees amounted to $97, which was recorded as a component of interest expense in the accompanying condensed consolidated statement of operations.

The Loan Agreements include customary representations and warranties and include representations relating to the intellectual property owned by the Company and its subsidiaries and the status of the Company’s material license agreements. In addition, the Loan Agreements include covenants and events of default including requirements that the Company satisfy a minimum positive net income test, maintain a minimum loan to value ratio (as calculated pursuant to the First Lien Loan Agreement or the Second Lien Loan Agreement, as applicable) and, in the case of the Second Lien Loan Agreement, maintain a minimum cash balance of $3,525 through December 31, 2013 and $3,000 after January 1, 2014 in accounts subject to control agreements, as well as limitations on liens on the assets of the Company and its subsidiaries, indebtedness, consummation of acquisitions (subject to certain exceptions and consent rights as set forth in the Loan Agreements) and fundamental changes (including mergers and consolidations of the Company and its subsidiaries), dispositions of assets of the Company and its subsidiaries, investments, loans, advances and guarantees by the Company and its subsidiaries, and restrictions on issuing dividends and other restricted payments, prepayments and amendments of certain indebtedness and material licenses, affiliate transactions and issuance of equity interests. The Company is in compliance with its covenants as of June 30, 2013.

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

The Debentures were convertible at the option of TCP WR into 5,523,810 shares of the Company’s common stock at an initial conversion price of $2.625 per share (“Conversion Price”), as adjusted for the reverse stock split. The Warrants, which had a fair value of $4,215, are exercisable for five years at an exercise price of $2.625 per share, as adjusted for the reverse stock split. The fair value of the Warrants was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures. Additionally, the Debentures were deemed to have a beneficial conversion feature at the time of issuance. Accordingly, the beneficial conversion feature, which had a value of $7,347, was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures.

Legal and other fees associated with the transaction of $844 were recorded as deferred financing costs and were being amortized to interest expense over the contractual term of the Debentures.

On March 28, 2013, in connection with the Ellen Tracy and Caribbean Joe Acquisition, TCP WR elected to convert the aggregate principal amount outstanding under the Debentures into shares of the Company’s common stock at a conversion rate of $2.625 per share (the “TCP Conversion”). At the time of the TCP Conversion, the aggregate principal amount outstanding under the Debentures was $14,500, plus accrued and unpaid interest. The Company issued 5,523,810 shares of its common stock in the TCP Conversion. In connection with the TCP Conversion, the Company also redeemed all of the 14,500 issued and outstanding shares of Series A Preferred Stock held by TCP WR for an aggregate redemption price (unrounded) of $14.50 pursuant to the Designation of Rights, Preferences and Limitations for the Series A Preferred Stock. As a result of the TCP Conversion, the remaining unamortized discount of $11,028 recorded in connection with the beneficial conversion feature and the Warrants issued with the Debentures to TCP WR, as well as the remaining unamortized balance of deferred financing costs of $586, were recognized as non-cash interest expense in the accompanying statement of operations as of June 30, 2013.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

10.         Commitments and Contingencies

Shareholder Derivative Complaint – Settled

On January 17, 2012, RP Capital, LLC (“plaintiff”) filed a shareholders’ derivative complaint in the Superior Court of the State of California, County of Los Angeles, against the Company and former directors Colin Dyne, Kenneth Wengrod, Susan White and Dean Oakey. The case alleged that the defendants (i) breached their fiduciary duties to the Company for failing to properly oversee and manage the Company, (ii) certain defendants were unjustly enriched, (iii) abused their control, (iv) grossly mismanaged the Company, (v) wasted corporate assets, (vi) engaged in self-dealing, and (vii) breached their fiduciary duties by disseminating false and misleading information. The plaintiffs sought (i) judgment against the defendants in favor of the Company for the amount of damages sustained by the Company as a result of the defendants’ alleged breaches of their fiduciary duties; (ii) judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws; (iii) an award to the Company of restitution from the defendants and an order from the court to disgorge all profits, benefits and other compensation obtained by the defendants from their alleged wrongful conduct and alleged fiduciary breaches and (iv) an award of costs and disbursements of the action, including reasonable fees for professional services. The parties agreed upon a settlement in the action. The court granted final approval of the settlement on March 12, 2013 and dismissed the case on the same day. Pursuant to the settlement, the Company is required, subject to certain exceptions, to implement and maintain in effect for a period of three years certain corporate governance initiatives, many of which the Company implemented in early 2012. The settlement did not include any cash payment for damages.

General Legal Matters

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations. Contingent liabilities arising from potential litigation are assessed by management based on the individual analysis of these proceedings and on the opinion of the Company’s lawyers and legal consultants. At June 30, 2013, the Company is a defendant in litigation involving former vendors of the Company’s discontinued wholesale operations. These vendors’ claims relate primarily to amounts owed for goods sold and delivered to the Company. Based on the information received from the Company’s legal consultants and on the analysis of potential demands, the Company has recorded an estimated liability for the probable loss as a component of liabilities of discontinued operations in the accompanying condensed consolidated balance sheet at December 31, 2012.

11.         Stock Based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended June 30, 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2012	404,800	$4.09	7.3	$808
Granted	20,000	4.00
Exercised	(14,133)	(3.01)
Forfeited or Canceled	(68,667)	(10.45)
Outstanding - June 30, 2013	342,000	$2.97	2.7	$1,110

Exercisable - June 30, 2013	321,445	$2.78	2.3	$1,106

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested - December 31, 2012	46,240	$0.01
Granted	20,000	4.00
Vested	(45,017)	0.01
Forfeited or Canceled	(668)	0.01
Unvested - June 30, 2013	20,555	$3.91

Total compensation expense related to stock options for the three months ended June 30, 2013 and 2012 was approximately $7 and $1, respectively. Total compensation expense related to stock options for the six months ended June 30, 2013 and 2012 was approximately $10 and $2, respectively. Total unrecognized compensation expense related to unvested stock awards at June 30, 2013 amounts to $73 and is expected to be recognized over a weighted average period of one year.

Warrants

The following table summarizes the Company’s outstanding warrants:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding - December 31, 2012	2,250,762	$2.23	4.0	$6,290
Granted	438,160	6.17
Exercised	(1,083,333)	(1.62)
Forfeited or Canceled	(2,667)	(7.50)
Outstanding - June 30, 2013	1,602,922	$3.71	3.9	$4,319

Exercisable - June 30, 2013	1,567,922	$3.66	3.9	$4,307

A summary of the changes in the Company’s unvested warrants is as follows:

	Number of Warrants	Weighted Average Grant Date Fair Value
Unvested - December 31, 2012	45,000	$3.05
Granted	438,160	4.00
Vested	(448,160)	(3.98)
Forfeited or Canceled	-	-
Unvested - June 30, 2013	35,000	$3.05

Restricted Stock

On November 19, 2012, the Company issued 396,196 shares of restricted stock to the Company’s Chief Executive Officer, in accordance with the terms of his employment agreement. Total compensation related to the restricted stock grant amounted to approximately $2,278, of which $142 and $285 was recorded in operating expenses in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2013, respectively.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

On November 29, 2012, the Company issued 80,000 shares of restricted stock to the Company’s Chief Financial Officer, in accordance with the terms of his employment offer letter. Total compensation related to the restricted stock grant amounted to approximately $400, of which $25 and $50 was recorded in operating expenses in the Company’s consolidated statement of operations for the three and six months ended June 30, 2013, respectively.

During the quarter ended June 30, 2013, the Company issued 23,378 shares of restricted stock to members of the Company’s board of directors. Total compensation related to the restricted stock grants amounted to approximately $150, of which $19 was recorded in operating expenses in the Company’s consolidated statement of operations for the three and six months ended June 30, 2013.

A summary of the restricted stock activity for the six months ended June 30, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Unvested - December 31, 2012	357,147	$5.62	3.9	$0
Granted	23,378	6.42
Vested	-	-
Unvested - June 30, 2013	380,525	$5.67	3.2	$170

12.         Related Party Transactions

Relationship with Brand Matter

On March 28, 2013, the Company entered into the BM Purchase Agreement, by and among the Company, ETPH and Brand Matter, pursuant to which the Company acquired from ETPH all of the issued and outstanding equity interests of Brand Matter. Three of the Company’s directors, William Sweedler, Matthew Eby and Richard Gersten, are members of Tengram Capital Associates, LLC (“Tengram”), which indirectly beneficially owns approximately 29% of the Company’s outstanding common stock as of the date hereof. Two of the Company’s directors, Mr. Sweedler and Mr. Eby, are members of Brand Matter. Prior to the consummation of the Ellen Tracy and Caribbean Joe Acquisition, (i) Messrs. Sweedler and Eby also served on the board of directors of ETPH, the direct parent of Brand Matter, (ii) Mr. Sweedler served as co-chairman of the board of directors of Brand Matter, (iii) Mr. Sweedler served as an executive officer of Brand Matter, and (iv) Mr. Sweedler beneficially owned certain membership interests of ETPH. As a consequence of Mr. Sweedler’s indirect beneficial ownership in Brand Matter and the Company and his and Mr. Eby’s positions with ETPH, the Company and Brand Matter as well as the Company and ETPH each appointed special independent committees (on which neither Mr. Sweedler nor Mr. Eby served) to review and negotiate the terms of the Ellen Tracy and Caribbean Joe Acquisition. In connection with the Ellen Tracy and Caribbean Joe Acquisition, Mr. Sweedler received shares of the Company’s common stock for all his equity interests in Brand Matter.

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

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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

Fees paid to TCP WR, including the annual monitoring fees, and legal and other fees, amounted to approximately $250 and $689 for the six months ended June 30, 2013 and 2012, respectively, and $0 for the three months ended June 30, 2013 and 2012. At June 30, 2013 and December 31, 2012, amounts owed to TCP WR of $438 and $0, respectively, are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Transactions with Tennman WR-T, Inc.

In May 2010, the Company’s subsidiary, William Rast Sourcing, LLC (“Rast Sourcing”), entered into a design and licensing agreement with the Target Corporation. Royalties paid to Tennman WR-T, Inc. (“Tennman WR-T”), a minority interest holder of Rast Sourcing, amounted to $122 and $100 for the three months ended June 30, 2013 and 2012, respectively, and $750 and $200 for the six months ended June 30, 2013 and 2012, respectively. At June 30, 2013 and December 31, 2012, amounts owed to Tennman WR-T of $244 and $378, respectively, are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

13.         2012 Private Placement Transaction

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

The Offering was consummated on January 9, 2013 and a portion of the proceeds were used to fund the acquisition of Heelys. Affiliates of the Company purchased 744,444 shares, with the Company’s Chief Executive Officer purchasing 11,111 shares and TCP SQBG Acquisition, LLC (“TCP SQBG”), a fund affiliated with TCP WR, purchasing 733,333 shares. The Company’s directors, William Sweedler, Matthew Eby and Richard Gersten, are co-managing members of Tengram, which is the managing member of TCP WR and TCP SQBG. As contemplated by the PIPE Purchase Agreement, the Company also entered into a registration rights agreement with the PIPE Investors on January 9, 2013, as amended on May 14, 2013 (the “Amended Registration Rights Agreement”).

The Amended Registration Rights Agreement requires the Company to file a resale shelf registration statement (the “Resale Shelf”) for the Securities purchased by the PIPE Investors in the Offering in the event any such Securities constitute “Registrable Securities” (as defined in the Amended Registration Rights Agreement) as of July 15, 2013 (the “Filing Deadline”) and requires the Company to use its commercially reasonable efforts to cause the Resale Shelf to become effective as promptly thereafter as practicable but in any event not later than 90 days after the Filing Deadline if the Company receives comments from the SEC, or 30 days after the Filing Deadline, if the Company does not receive comments from the SEC (such applicable date, the “Effectiveness Deadline”). If the Company fails to meet the Filing Deadline or the Effectiveness Deadline, subject to certain grace periods provided for in the Amended Registration Rights Agreement, the Company will be required to pay certain liquidated damages to the Investors. The maximum aggregate liquidated damages payable to a PIPE Investor, including any interest, shall be 10% of the aggregate amount paid by such PIPE Investor. The Registration Rights Agreement also provides for customary indemnification and contribution provisions, as well as customary restrictions such as blackout periods. In the event the PIPE Investors no longer hold “Registrable Securities,” notwithstanding the foregoing, the Company may no longer be obligated to register the Securities with the SEC. As of August 6, 2013 each if the Investors who held Registrable Securities as of the Filing Deadline has waived its respective rights under the Amended Registration Rights Agreement (such Investors, the “PIPE Affiliates”). In addition, the Amended Registration Rights Agreement gives the holders of a majority of the PIPE Shares that constitute “Registrable Securities” the right to terminate the Amended Registration Rights Agreement.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

14.         2013 Private Placement Transaction

On July 25, 2013, the Company entered into securities purchase agreements (the “2013 Purchase Agreements”) with certain accredited investors (the “Investors”), pursuant to which the Company agreed to sell to the Investors an aggregate of 8,000,000 shares of the Company’s common stock, par value $0.001 (the “Securities”), at a purchase price of $5.50 per share, for a total offering amount of $44,000 (the “July Offering”). Certain affiliates of the Company, including Mr. Al Gossett, a member of the Company’s board of directors, and a fund affiliated with Tengram, of which three of the Company’s board members are controlling members, agreed to purchase 109,091 and 257,273 Securities, respectively, in the July Offering. Net proceeds, after the payment of legal and other expenses, amounted to approximately $40,480.

As contemplated by the 2013 Purchase Agreements, on July 26, 2013 (the “Closing Date”), the Company entered into registration rights agreements with the Investors (the “2013 Registration Rights Agreements”). The 2013 Registration Rights Agreements require the Company to file a Resale Shelf for the Securities purchased by each Investor in the July Offering, and certain other investors granted piggyback rights thereunder, including the PIPE Affiliates, within 75 days of the Closing Date (the “2013 Filing Deadline”) and to use its commercially reasonable efforts to cause the Resale Shelf to become effective as promptly thereafter as practicable but in any event not later than 90 days after the 2013 Filing Deadline if the Company receives comments from the SEC, or 30 days after the 2013 Filing Deadline, if the Company does not receive comments from the SEC (such applicable date, the “Effectiveness Deadline”), subject to certain permitted extensions upon the occurrence of certain events. Subject to certain restrictions, the Company’s obligations to file and to cause the Resale Shelf to become effective may be suspended for a period of time, upon written notice to the Investors, if the Company determines in its reasonable good faith judgment that it is in an Acquisition Event Period, as defined in the 2013 Registration Rights Agreements. If the Company fails to meet the 2013 Filing Deadline or the Effectiveness Deadline, subject to certain grace periods provided for in the 2013 Registration Rights Agreements, the Company will be required to pay liquidated damages to the Investors. The maximum aggregate liquidated damages payable to an Investor, including any interest, shall be 10% of the aggregate amount paid by such Investor. The 2013 Registration Rights Agreements provide for restrictions such as suspension and blackout periods. The 2013 Registration Rights Agreements also provide for customary indemnification and contribution provisions, subject to certain exceptions for a specific investor. In the event the Investors no longer hold “Registrable Securities,” as defined in the 2013 Registration Rights Agreements, notwithstanding the foregoing, the Company may not be obligated to put up the Resale Shelf.

The Company intends to use the net proceeds from the July Offering for general corporate purposes, including to fund the acquisition of the Revo® brand (see Note 16) and other potential business acquisitions, and to pay the fees and expenses associated therewith.

15.         2013 Stock Incentive Plan

On July 24, 2013, the Company’s board of directors approved and adopted the Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan (the “2013 Stock Incentive Plan”) and the filing of a registration statement on Form S-8 with the SEC. The Company filed such registration statement on Form S-8 with the SEC on August 2, 2013. The 2013 Stock Incentive Plan replaced the 2005 Stock Incentive Plan (the “2005 Plan”). No new grants will be granted under the 2005 Plan as of July 24, 2013. Grants that were made under the 2005 Plan prior to board of directors’ approval and adoption of the 2013 Stock Incentive Plan will continue to be administered in effect in accordance with their terms. The 2013 Stock Incentive Plan became effective on July 24, 2013 and, subject to the right of the board of directors to amend or terminate the 2013 Stock Incentive Plan in accordance with terms and conditions thereof, will remain in effect until all shares of the Company’s common stock reserved for issuance thereunder have been delivered and any restrictions on such shares have lapsed. Notwithstanding the foregoing, no shares of the Company’s common stock may be granted under the 2013 Stock Incentive Plan on or after July 24, 2023.

The 2013 Stock Incentive Plan is administered by the Compensation Committee of the board of directors. Under the 2013 Stock Incentive Plan, the Compensation Committee is authorized to grant awards to employees, consultants and any other persons to whom the 2013 Stock Incentive Plan is applicable and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. The Compensation Committee has the power to interpret the 2013 Stock Incentive Plan and to adopt such rules and regulations as it considers necessary or appropriate for purposes of administering the 2013 Stock Incentive Plan.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

The following types of awards or any combination of awards may be granted under the 2013 Stock Incentive Plan: (i) non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) other stock-based awards, (vi) dividend equivalents and (vii) cash-based awards.

The aggregate number of shares of the Company’s common stock that are reserved for awards to be granted under the 2013 Stock Incentive Plan is 2,500,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events.

16.         Revo Acquisition

As previously disclosed, on August 2, 2013, the Company entered into an asset purchase agreement (the “Revo Purchase Agreement”), by and among the Company, SBG Revo Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“SBG Revo”), and Oakley, Inc., a Washington corporation (“Oakley”), pursuant to which SBG Revo agreed to purchase certain assets (other than certain specified excluded assets) of Oakley and certain of its affiliates (the “Purchased Assets”). Under the terms of the Revo Purchase Agreement, SBG Revo paid Oakley and certain of its affiliates an aggregate purchase price of approximately $20 million in cash and acquired the Purchased Assets. The Purchased Assets consisted of the Revo® brand, including related intellectual property and certain other assets, including certain inventory which was simultaneously sold to the Company’s licensee.

The Revo Purchase Agreement contains representations and warranties customary for transactions of this type, qualified in certain instances by reference to a material adverse effect standard, as defined in the Revo Purchase Agreement. Among others, Oakley made various representations and warranties relating to the intellectual property included in the Purchased Assets.

In addition and subject to the terms and conditions set forth in the Revo Purchase Agreement, SBG Revo and Oakley agreed to indemnify each other and their respective affiliates against losses suffered, incurred, paid, sustained by or imposed upon them in connection with, among other things: (i) a breach of any representation or warranty, without giving effect to any material adverse effect or similar qualification, and (ii) a breach of any covenant or agreement contained in the Revo Purchase Agreement. Subject to limited exceptions, the aggregate amount of all losses for which an indemnifying party will be liable will not exceed $1,500,000 and, in some cases, will not exceed the purchase price.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We own a portfolio of consumer brands, including William Rast®, People’s Liberation®, DVS®, Heelys®, Ellen Tracy®, Caribbean Joe® and Revo®. We promote, market, and license these brands and intend to grow our portfolio by acquiring rights to additional brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In our licensing arrangements, our licensing partners are responsible for designing, manufacturing and distributing our licensed products, subject to our continued oversight and marketing support. In our direct-to-retail license, we grant the retailer the exclusive right to distribute branded apparel in a broad range of product categories through its stores, consumer-direct mail and consumer-direct ecommerce distribution channels. In our wholesale licenses, we grant rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution.

In the second half of 2011, we changed our business model to focus on licensing and brand management. Prior to our change in business model and since 2005, we designed, marketed and provided on a wholesale basis branded apparel and apparel accessories, as well as operated retail stores to sell our branded products. In connection with the change in our business model in 2011, we discontinued our wholesale distribution of branded apparel and apparel accessories, liquidated our existing inventory and closed our remaining retail stores. To reflect our business transition, in March 2012, we changed our corporate name from People’s Liberation, Inc. to Sequential Brands Group, Inc.

Recent Developments

Revo Acquisition

As discussed further in Note 16 of the accompanying condensed consolidated financial statements, on August 2, 2013, we entered into the Revo Purchase Agreement, by and among us, SBG Revo and Oakley, pursuant to which SBG Revo agreed to purchase the Purchased Assets of Oakley and certain of its affiliates. Under the terms of the Revo Purchase Agreement, SBG Revo paid Oakley and certain of its affiliates an aggregate purchase price of approximately $20 million in cash and acquired the Purchased Assets. The Purchased Assets consisted of the Revo® brand, including related intellectual property and certain other assets, including certain inventory which was simultaneously sold to the Company’s licensee.

2013 Private Placement Transaction

As further discussed in Note 14 of the accompanying condensed consolidated financial statements, on July 25, 2013, we entered into the 2013 Purchase Agreements with the Investors, pursuant to which we agreed to sell to the Investors an aggregate of 8,000,000 Securities, at a purchase price of $5.50 per share, for a total offering amount of $44,000. Certain affiliates, including Mr. Al Gossett, a member of our board of directors, and a fund affiliated with Tengram, of which three of our board members are controlling members, agreed to purchase 109,091 and 257,273 Securities, respectively, in the July Offering. Net proceeds, after the payment of legal and other expenses, amounted to approximately $40,480. As discussed further in Note 14 of the accompanying condensed consolidated financial statements, we entered into the 2013 Registration Rights Agreements with the Investors on July 26, 2013 in connection with the 2013 Purchase Agreements.

We intend to use the net proceeds from the July Offering for general corporate purposes, including to fund certain planned and other potential business acquisitions, and to pay the fees and expenses associated therewith.

2013 Stock Incentive Plan

As further discussed in Note 15 of the accompanying condensed consolidated financial statements, on July 24, 2013, our board of directors approved and adopted the 2013 Stock Incentive Plan and the filing of a registration statement on Form S-8 with the SEC. We filed such registration statement on Form S-8 with the SEC on August 2, 2013. The 2013 Stock Incentive Plan replaced the 2005 Plan. No new grants will be granted under the 2005 Plan as of July 24, 2013. Grants that were made under the 2005 Plan prior to board of directors’ approval and adoption of the 2013 Stock Incentive Plan will continue in effect in accordance with their terms. The 2013 Stock Incentive Plan became effective on July 24, 2013 and, subject to the right of the board of directors to amend or terminate the 2013 Stock Incentive Plan in accordance with terms and conditions thereof, will remain in effect until all shares of the Company’s common stock reserved for issuance under the 2013 Stock Incentive Plan have been delivered and any restrictions on such shares have lapsed. Notwithstanding the foregoing, no shares of our common stock may be granted under the 2013 Stock Incentive Plan on or after July 24, 2023.

Private Placement Transaction

As further discussed in Note 13 of the accompanying condensed consolidated financial statements, on December 21, 2012, we entered into the PIPE Purchase Agreement with the PIPE Investors, pursuant to which we agreed to sell to the PIPE Investors an aggregate of 4,966,667 shares of our common stock, par value $0.001, at a purchase price of $4.50 per share, for a total offering amount of approximately $22,350. Net proceeds, after the payment of legal and other expenses, amounted to approximately $21,212.

The Offering was consummated on January 9, 2013, and a portion of the proceeds was used to fund the acquisition of Heelys. Affiliates of the Company purchased 744,444 shares, with our Chief Executive Officer purchasing 11,111 shares and TCP SQBG, a fund affiliated with TCP WR, purchasing 733,333 shares. Our directors, William Sweedler, Matthew Eby and Richard Gersten, are co-managing members of Tengram, which is the managing member of TCP WR and TCP SQBG. As discussed further in Note 13 of the accompanying condensed consolidated financial statements, we entered into the Amended Registration Rights Agreement with the PIPE Investors on January 9, 2013, as amended on May 14, 2013, in connection with the PIPE Purchase Agreement.

Acquisition of Heelys

As further discussed in Note 6 of the accompanying condensed consolidated financial statements, on January 24, 2013, we completed our acquisition of Heelys pursuant to the Heelys Merger Agreement, dated as of December 7, 2012, by and among us, Heelys and Wheels Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary. In accordance with the Heelys Merger Agreement, we acquired all of the outstanding shares of common stock of Heelys for $2.25 per share in cash, for an aggregate consideration of approximately $62,974. As further described in Note 6 of the accompanying condensed consolidated financial statements, the acquisition was funded with cash and investments from both us and Heelys. The acquisition of Heelys was effected to develop and build our diversified portfolio of consumer brands. In connection with the acquisition, we incurred legal and other costs related to the transaction of approximately $1,605.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013, for a discussion of our critical accounting policies. During the six months ended June 30, 2013, there were no material changes to these policies.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

The following table sets forth, for the periods indicated, results of operation information from our unaudited condensed consolidated financial statements:

	Three Months Ended June 30,		Change	Change
	2013	2012	(Dollars)	(Percentage)
Net revenue	$4,347	$1,045	$3,302	316.0%
Operating expenses	2,294	1,650	644	39.0%
(Loss) income from operations	2,053	(605)	2,658	-439.2%
Other income	(106)	0	(106)	100.0%
Interest expense, net	1,336	191	1,145	600.3%
Income (loss) before income taxes	823	(796)	1,513	-190.1%
Provision for income taxes	0	1	(1)	-100.0%
Income (loss) from continuing operations	823	(797)	1,514	-190.0%
Loss from discontinued operations	(102)	(81)	(21)	25.6%
Net income (loss)	721	(878)	1,493	-170.1%
Noncontrolling interest from continuing operations	(28)	0	(28)	-100.0%
Net income (loss) attributable to common stockholders	$693	$(878)	$1,465	-166.9%

Net revenue for the three months ended June 30, 2013 consists of license revenue earned from our license agreements related to Ellen Tracey®, William Rast®, Caribbean Joe®, DVS®, Heelys® and People’s Liberation® brands. Net revenue for the three months ended June 30, 2012 consists of license revenue earned only from our license agreements related to our William Rast® brand, as we did not either own or license any of the other brands during that period.

Operating expenses of $2,294 for the three months ended June 30, 2013 are attributable to the day to day activities of our Company, and primarily consists of compensation of $671, advertising of $379, professional fees of $360, royalty expenses paid under our agreement with Tennman WR-T of $244, stock-based compensation expense of $193, depreciation and amortization expense of $147 and travel and other travel-related expenses of $141. Operating expenses of $1,650 for the three months ended June 30, 2012 primarily consists of compensation of $265, royalty expenses under the Tennman WR-T agreement of $133, and professional fees of $112. Additionally, operating expense for the three months ended June 30, 2012 include $772 related to deal costs incurred in connection with acquisitions.

Interest expense during the three months ended June 30, 2013 resulted primarily from the interest incurred on our Term Loans of approximately $1,174, as well as non-cash interest related to the accretion of the discount recorded associated with the warrants issued with the Term Loans of approximately $67, and non-cash interest related to the amortization of deferred financing costs of approximately $97 associated with the Term Loans, as more fully described in Note 9 to our condensed consolidated financial statements. Interest expense for the three months ended June 30, 2012 resulted primarily from interest at a rate of LIBOR on our Debentures and non-cash interest related to the accretion of the valuation discount and amortization of deferred financing costs associated with our Debentures.

The loss from discontinued operations for the three months ended June 30, 2013 is primarily attributable to the wind down costs associated with the Heelys legacy operating business, as a result of our decision to discontinue our wholesale business related to the Heelys brand. We expect to complete the wind down of Heelys legacy operations by the end of 2013. The loss from discontinued operations for the three months ended June 30, 2012 is primarily attributable to our retail operations, offset by income from the wholesale business related to our People’s Liberation® and William Rast® branded products. The loss from discontinued operations of our retail operations resulted primarily from expenses related to the closure of one our stores in the second quarter of 2012. The income from discontinued operations of our wholesale operations was primarily the result of revenues earned during the second quarter of 2012, offset by operating expenses.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

The following table sets forth, for the periods indicated, results of operation information from our unaudited condensed consolidated financial statements:

	Six Months Ended June 30,		Change	Change
	2013	2012	(Dollars)	(Percentage)
Net revenue	$5,976	$2,100	$3,877	184.6%
Operating expenses	7,659	2,610	5,049	193.5%
Loss from operations	(1,683)	(510)	(1,173)	229.8%
Other income	(106)	0	(106)	100.0%
Interest expense, net	12,953	334	12,618	3774.3%
Loss before income taxes	(14,530)	(844)	(13,791)	1633.6%
Provision for income taxes	2,264	11	2,253	20670.6%
Loss from continuing operations	(16,794)	(855)	(16,044)	1876.3%
Loss from discontinued operations	(3,966)	(452)	(3,514)	777.9%
Net loss	(20,760)	(1,307)	(19,559)	1496.6%
Noncontrolling interest from continuing operations	(54)	0	(54)	-100.0%
Net loss attributable to common stockholders	$(20,814)	$(1,307)	$(19,612)	1500.7%

Net revenue for the six months ended June 30, 2013 consists of license revenue earned from our license agreements related to Ellen Tracey®, William Rast®, Caribbean Joe®, DVS®, Heelys® and People’s Liberation® brands. Net revenues for the six months ended June 30, 2013 do not include a full six months of license revenue from our Ellen Tracy® and Caribbean Joe® brands, as these brands were acquired on March 28, 2013 and only include five months of revenues related to our Heelys® brand, as this brand was acquired on January 24, 2013. Net revenue for the six months ended June 30, 2012 consists of license revenue earned only from our license agreements related to our William Rast® brand, as we did not either own or license any of the other brands during that period.

Our expense structure for the six months ended June 30, 2013 is not representative of what we expect our normalized brand management and licensing business to be in the future as it includes a large amount of deal costs. Of the total operating expenses of $7,659 for the six months ended June 30, 2013, approximately $2,370 is related to deal costs incurred in connection with acquisitions that have or are expected to occur; and approximately $5,289 is related to the day to day activities of our Company, which is primarily professional fees of $1,442, compensation of $1,017, advertising of $876, royalty expenses paid under our agreement with Tennman WR-T of $367, stock-based compensation expense of $364, travel and other travel-related expenses of $240 and depreciation and amortization of $223. Operating expenses of $2,610 for the six months ended June 30, 2012 primarily consists of compensation of $624, royalty expenses under the Tennman WR-T agreement of $359, and professional fees of $254. Additionally, operating expense for the six months ended June 30, 2012 include $772 related to deal costs incurred in connection with acquisitions.

Interest expense during the six months ended June 30, 2013 resulted primarily from the conversion of the Debentures, as more fully described in Note 9 to our condensed consolidated financial statements. As a result of the TCP Conversion, the remaining unamortized discount of $11,028 recorded in connection with the beneficial conversion feature and Warrants issued in connection with the Debentures, as well as the remaining unamortized balance of deferred financing costs of $586, were recognized as non-cash interest expense. Additionally, interest expense during the six months ended June 30, 2013 primarily includes interest incurred on our Term Loans of approximately $1,174, as well as non-cash interest related to the accretion of the discount recorded associated with the warrants issued with the Term Loans of approximately $67, and non-cash interest related to the amortization of deferred financing costs of approximately $97 associated with the Term Loans, as more fully described in Note 9 to our condensed consolidated financial statements. Interest expense for the six months ended June 30, 2012 resulted primarily from interest due on our promissory notes payable in the aggregate principal amount of $1,750 through the date of their repayment on February 3, 2012, interest at a rate of LIBOR on our Debentures and non-cash interest related to the accretion of the valuation discount and amortization of deferred financing costs associated with our Debentures.

The provision for income taxes as of June 30, 2013 represents the non-cash deferred tax expense created by the amortization of the acquired trademarks related to our Ellen Tracy® and Caribbean Joe® brands. The provision for income taxes for the six months ended June 30, 2012 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated federal and state taxes due at statutory effected tax rates, if any.

The loss from discontinued operations for the six months ended June 30, 2013 is primarily attributable to the wind down costs associated with the Heelys legacy operating business, as a result of our decision to discontinue our wholesale business related to the Heelys® brand. As of June 30, 2013, these costs mainly represent severance expense, lease termination costs and professional and other fees. We expect to complete the wind down of Heelys legacy operations by the end of 2013. The loss from discontinued operations for the six months ended June 30, 2012 is primarily attributable to the wholesale business related to our People’s Liberation® and William Rast® branded products and our retail operations.

Liquidity and Capital Resources

As of June 30, 2013, our continuing operations had cash of approximately $13,356, a working capital balance of approximately $2,444 and outstanding debt obligations under our Term Loans of $61,798. As of December 31, 2012, our continuing operations had cash of approximately $2,624, a working capital deficit of approximately $524 and outstanding debt obligations under our Debentures of $3,502. Working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations. We believe that cash from future operations and our currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Notes 9, 13 and 14 to our condensed consolidated financial statements for a description of certain financings consummated by us.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the three months ended March 31, 2013 and 2012 are summarized in the following table:

	Six Months Ended June 30,
	2013	2012
Operating activties	$(2,877)	$(1,169)
Investing activities	(67,302)	(4,972)
Financing activities	82,329	14,030
Net increase in cash from continuing operations	$12,150	$7,889

Operating Activities

Net cash used in operating activities from continuing operations was $2,877 for the six months ended June 30, 2013, compared to $1,169 for the six months ended June 30, 2012. Net loss for the six months ended June 30, 2013 of $20,760 includes net non-cash expenses of $11,778 of amortization of debt discount and deferred financing costs and $2,239 of deferred income taxes. Net loss for the six months ended June 30, 2013 also includes $3,966 of loss from discontinued operations. Changes in operating assets and liabilities used $800 in cash. Net loss for the six months ended June 30, 2012 of $1,307 includes $452 of loss from discontinued operations and $311 of amortization of debt discount and deferred financing costs. Changes in operating assets and liabilities used $718 in cash.

Investing Activities

Net cash used in investing activities from continuing operations was $67,302 for the six months ended June 30, 2013, primarily consisting of $67,221 of net cash paid for the acquisitions of our Heelys®, Ellen Tracy® and Caribbean Joe® brands, as further discussed in Note 6 to our condensed consolidated financial statements. Net cash used in investing activities from continuing operations for the six months ended June 30, 2012 consisted primarily of $4,960 of net cash paid for the DVS acquisition in June 2012 and related sale of DVS non-core assets.

Financing Activities

Net cash provided by financing activities from continuing operations for the six months ended June 30, 2013 amounted to $82,329, compared to $14,030 for the six months ended June 30, 2012. In January 2013, we received proceeds of $22,350 in connection with the Offering of our common stock. A portion of the proceeds was used to fund the acquisition of Heelys. In March 2013, we received $65,000 of proceeds under the Term Loans, for which the proceeds were mainly used in the Ellen Tracy and Caribbean Joe Acquisition, pay fees and expenses in connection with the foregoing, finance capital expenditures and for general corporate purposes. We made $2,000 of repayments under the Term Loans during the six months ended June 30, 2013. Cash paid for fees and other costs incurred in connection with the Offering and the Term Loans amounted to $3,064. In February 2012, we received $14,500 in gross proceeds from the sale of the Debentures. Net proceeds from this transaction after the payment of closing, legal and other costs and the repayment of outstanding obligations related to notes payable and our factoring facility amounted to approximately $11,700. We also received $2,124 of cash from our noncontrolling interest member of DVS LLC related to our DVS acquisition in June 2012.

Future Capital Requirements

We believe the cash received from the sale of our common stock in January 2013 and July 2013 and cash received from the Term Loans in March 2013 will be sufficient to meet our capital requirements for the next twelve months, as they relate to our current operations. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands and we cannot be certain that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future, if at all.

Contractual Obligations

The following summarizes our contractual obligations at June 30, 2013 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$3,684	$1,143	$2,541	$0	$0
Minimum royalties due	2,400	400	1,200	800	*
Term loans	63,000	8,000	24,000	31,000	0
Total	$69,084	$9,543	$27,741	$31,800	$0

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

Off-Balance Sheet Arrangements

At June 30, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2013, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, other than described in Note 10 of the accompanying condensed consolidated financial statements, which description is incorporated herein by reference, there are currently no claims that could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013. There have been no material changes to such risk factors during the three months ended June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, there were no unregistered sales of equity securities, other than those described in Note 13 of the accompanying condensed consolidated financial statements, which description is incorporated herein by reference.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1
Consent to Amendment, dated as of May 14, 2013, by and among Sequential Brands Group, Inc. and certain investors party to that certain Registration Rights Agreement, dated as of January 9, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 17, 2013).

10.2*+	Asset Purchase Agreement, dated as of August 2, 2013, by and among SBG Revo Holdings, LLC and Oakley, Inc.

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

+Pursuant to Item 6.01(b)(2) of Regulation S-K, exhibits and schedules are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: August 12, 2013	/s/ Gary Klein
By: Gary Klein
Its: Chief Financial Officer (Principal Financial and Accounting Officer)