Form 10-Q
period 2013-09-30
SEQUENTIAL BRANDS GROUP, INC.
filed 2013-11-14
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, the registrant had 25,039,654 shares of common stock, par value $.001 per share, outstanding.

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

Where You Can Find Other Information

Our website is www.sequentialbrandsgroup.com. Information contained on our website is not part of this Quarterly Report. Information that we furnish or file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to, or exhibits included in, these reports are available for download, free of charge, on our website at after such reports are filed with or furnished to the SEC. Our SEC filings, including exhibits filed therewith, are also available at the SEC’s website at www.sec.gov. You may obtain and copy any document we furnish or file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the SEC’s public reference facilities by calling the SEC at 1-800-SEC-0330. You may request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, NE, Room 1580, Washington, D.C. 20549.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current Assets:
Cash	$32,916	$2,624
Restricted cash	0	35
Accounts receivable, net	2,136	476
Prepaid expenses and other current assets	1,108	517
Current assets held for disposition from discontinued operations of wholesale operations subsidiary	3,746	0
Total current assets	39,906	3,652

Property and equipment, net	395	0
Intangible assets, net	108,982	4,293
Goodwill	2,858	429
Other assets	3,991	599
Long-term assets held for disposition from discontinued operations of wholesale operations subsidiary	10	4
Total assets	$156,142	$8,977

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$4,520	$3,720
Deferred license revenue	2,748	422
Long-term debt, current portion	8,000	0
Current liabilities held for disposition from discontinued operations of wholesale operations subsidiary	4,805	957
Current liabilities held for disposition from discontinued operations of retail subsidiary	31	394
Total current liabilities	20,104	5,493

Long-Term Liabilities:
Long-term debt	51,865	3,502
Deferred tax liability	5,283	0
Other long-term liabilities	784	30
Long-term liabilities held for disposition from discontinued operations of wholesale operations subsidiary	1,155	0
Total long-term liabilities	59,087	3,532
Total liabilities	79,191	9,025

Stockholders’ Equity (Deficit):
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; 0 and 14,500 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	0	0
Common stock, $0.001 par value, 150,000,000 shares authorized; 25,183,877 and 2,876,023 shares issued at September 30, 2013 and December 31, 2012, respectively, and 25,039,654 and 2,876,023 shares outstanding at September 30, 2013 and December 31, 2012, respectively	25	3
Additional paid-in capital	114,031	14,790
Accumulated deficit	(38,945)	(16,916)
Treasury stock, at cost; 58,526 shares and 0 shares at September 30, 2013 and December 31, 2013, respectively	(346)	0
Total stockholders’ equity (deficit)	74,765	(2,123)
Noncontrolling interest	2,186	2,075
Total equity (deficit)	76,951	(48)
Total liabilities and stockholders’ equity (deficit)	$156,142	$8,977

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenue	$6,066	$1,341	$12,042	$3,440

Operating expenses	4,487	1,256	12,146	3,865

Income (loss) from operations	1,579	85	(104)	(425)

Other income	(332)	0	(439)	0
Interest expense, net	1,309	226	14,262	560

Income (loss) before income taxes	602	(141)	(13,927)	(985)

Provision for income taxes	466	3	2,730	14

Income (loss) from continuing operations	136	(144)	(16,657)	(999)

Loss from discontinued operations:
Loss from discontinued operations of wholesale business, net of tax	(1,295)	(278)	(5,261)	(283)
Loss from discontinued operations of retail subsidiary, net of tax	0	(85)	0	(532)
Loss from discontinued operations, net of tax	(1,295)	(363)	(5,261)	(815)

Net loss	(1,159)	(507)	(21,918)	(1,814)

Net (income) loss attributable to noncontrolling interest	(57)	35	(111)	35

Net loss attributable to common stockholders	$(1,216)	$(472)	$(22,029)	$(1,779)

Basic income (loss) per share:
Continuing operations	$0.01	$(0.05)	$(1.09)	$(0.40)
Discontinued operations	(0.06)	(0.15)	(0.34)	(0.34)
Attributable to common stockholders	$(0.05)	$(0.20)	$(1.43)	$(0.74)

Basic weighted average common shares outstanding	22,411,007	2,400,171	15,387,689	2,400,171

Diluted loss per share:
Continuing operations	$0.00	$(0.05)	$(1.09)	$(0.40)
Discontinued operations	(0.05)	(0.15)	(0.34)	(0.34)
Attributable to common stockholders	$(0.05)	$(0.20)	$(1.43)	$(0.74)

Diluted weighted average common shares outstanding	23,659,759	2,400,171	15,387,689	2,400,171

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.
UNADUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

					Additional				Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)	Interest	Equity (Deficit)
Balance at January 1, 2013	2,876,023	$3	14,500	$0	$14,790	$(16,916)	-	$0	$(2,123)	$2,075	$(48)
Issuance of common stock in connection with July 2013 private placement offering, net of offering costs	8,000,000	8	-	0	40,852	0	-	0	40,860	0	40,860
Issuance of common stock in connection with January 2013 private placement offering, net of offering costs	4,966,667	5	-	0	21,207	0	-	0	21,212	0	21,212
Issuance of common stock in connection with conversion of Debentures	5,523,810	5	-	0	14,495	0	-	0	14,500	0	14,500
Redemption of preferred stock in connection with conversion of Debentures	-	0	(14,500)	0	0	0	-	0	0	0	0
Issuance of common stock in connection with acquisition	2,833,590	3	-	0	19,832	0	-	0	19,835	0	19,835
Fair value of warrants issued in connection with financing	-	0	-	0	1,269	0	-	0	1,269	0	1,269
Fair value of warrants issued in connection with acquisition	-	0	-	0	393	0	-	0	393	0	393
Fair value of warrants issued for services	-	0	-	0	436	0	-	0	436	0	436
Issuance of common stock in connection with stock option exercises	24,139	0	-	0	65	0	-	0	65	0	65
Cashless exercise of warrants	808,175	1	-	0	(1)	0	-	0	0	0	0
Stock based compensation	7,250	0	-	0	693	0	-	0	693	0	693
Repurchase of common stock	-	0	-	0	0	0	58,526	(346)	(346)	0	(346)
Net income attributable to noncontrolling interest	-	0	-	0	0	0	-	0	0	111	111
Net loss attributable to common stockholders	-	0	-	0	0	(22,029)	-	0	(22,029)	0	(22,029)
Balance at September 30, 2013	25,039,654	$25	-	$0	$114,031	$(38,945)	58,526	$(346)	$74,765	$2,186	$76,951

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,918)	$(1,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	5,261	815
Provision for bad debts	250	0
Depreciation and amortization	394	191
Stock based compensation	693	3
Amortization of valuation discount and deferred financing costs	11,941	529
Fair value of warrants issued for services rendered	436	0
Gain on bargain purchase of business	(227)	0
Loss on disposal of fixed assets	0	6
Deferred income taxes	2,730	0
Changes in operating assets and liabilities:
Receivables	(1,747)	1,621
Prepaid expenses and other assets	(439)	(207)
Accounts payable and accrued expenses	2	(558)
Deferred license revenue	2,189	(1,998)
Other liabilities	488	0
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	53	(1,412)
CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(2,994)	(2,023)
CASH USED IN OPERATING ACTIVITIES	(2,941)	(3,435)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired	(87,346)	(8,550)
Proceeds from sale of non-core assets derived from DVS acquisition	0	3,590
Acquisition of property and equipment	(321)	(12)
Restricted cash	35	(0)
CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(87,632)	(4,972)
CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	0	0
CASH USED IN INVESTING ACTIVITIES	(87,632)	(4,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	65,000	0
Proceeds from the sale of common stock	66,350	0
Proceeds from options exercised	65	0
Proceeds from senior secured convertible debentures	0	14,500
Investment by noncontrolling interest member	0	2,124
Repayment of note payable	(4,000)	(1,000)
Deferred financing costs	(1,926)	(844)
Offering costs	(4,278)	0
Repurchase of common stock	(346)	0
Repayment of note payable to related parties	0	(750)
CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	120,865	14,030
CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	0	0
CASH PROVIDED BY FINANCING ACTIVITIES	120,865	14,030

NET INCREASE IN CASH	30,292	5,623
CASH — Beginning of period	2,624	243
CASH — End of period	$32,916	$5,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$2,351	$82
Taxes	$0	$34

NON-CASH INVESTING AND FINANCING ACTIVITES:
Conversion of senior secured convertible debentures to common stock	$14,500	$0
Common stock issued in connection with acquisition	$19,835	$0
Fair value of warrants issued in connection with acquisition	$393	$0
Fair value of warrants issued in financing transaction	$1,269	$4,215
Cashless exercise of warrants	$1	$0
Debt discount - beneficial conversion feature on senior secured convertible debentures	$0	$7,347

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”), through its wholly-owned and majority-owned subsidiaries, owns a portfolio of consumer brands, including William Rast®, People’s Liberation®, DVS®, Heelys®, Ellen Tracy®, Caribbean Joe®, Revo® and The Franklin Mint®. The Company promotes, markets, and licenses these brands and intends to pursue acquisitions of additional brands or rights to brands. The Company has licensed and intends to license its brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In its licensing arrangements, the Company’s licensing partners are responsible for designing, manufacturing and distributing the Company’s licensed products, subject to the Company’s continued oversight and marketing support. In its direct-to-retail licenses, the Company grants retailers the exclusive right to distribute branded apparel in a broad range of product categories through their stores, consumer-direct mail and consumer-direct ecommerce distribution channels. In its wholesale licenses, the Company grants rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple stores within an approved channel of distribution.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2012 and 2011. The financial information as of December 31, 2012 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The interim results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any future interim periods.

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
SEPTEMBER 30, 2013
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

Revenue Recognition

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales. Minimum royalty and advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Payments received as consideration of the grant of a license or advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Revenue is not recognized unless collectability is reasonably assured.

If licensing arrangements are terminated prior to the original licensing period, the Company will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable.

The timing of the Company’s revenue recognition is subject to seasonality and therefore the Company expects revenues to be weighted to the fourth quarter of 2013 as a normal reflection of the timing of our licensees’ back to school and holiday businesses.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $135 and $0 at September 30, 2013 and December 31, 2012, respectively.

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
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

The Company has adopted the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative U.S. GAAP, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of the guidance did not have a significant effect on its accounting and disclosures for income taxes. At September 30, 2013 and December 31, 2012, the Company has certain unrecognized tax benefits,  included as a component of long-term liabilities held for disposition from discontinued operations of wholesale operations subsidiary, and does not expect a material change in the next 12 months. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted EPS for the three and nine months ended September 30, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Senior secured convertible debentures	0	5,523,810	0	5,523,810
Warrants	285,000	2,217,428	1,734,922	2,217,428
Unvested restricted stock	0	0	559,896	0
Stock options	88,666	451,467	379,000	451,467
	373,666	8,192,705	2,673,818	8,192,705

Customer Concentrations

During the three months ended September 30, 2013, three of our licensees comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these licensees amounted to 17%, 14% and 12%, respectively, of net revenue from continuing operations for the three months ended September 30, 2013. During the nine months ended September 30, 2013, two of our licensees comprised greater than 10% of the Company’s net revenue from continuing operations, amounting to 25% and 10%, respectively. At September 30, 2013, three licensees accounted for 30%, 26% and 10%, respectively, of our gross accounts receivable. During the three months ended September 30, 2012, two of our licensees comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these licensees amounted to 62% and 17%, respectively, of net revenue from continuing operations for the three months ended September 30, 2012. During the nine months ended September 30, 2012, two of our licensees comprised greater than 10% of the Company’s net revenue from continuing operations. Revenue derived from these licensees amounted to 73% and 11%, respectively, of net revenue from continuing operations for the nine months ended June 30, 2012. At December 31, 2012, two licensees accounted for 74% and 20% of our gross accounts receivable, respectively.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02) , allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 was effective for the Company beginning January 1, 2013. The adoption of this update did not have a material impact on the condensed consolidated financial statements.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

As of September 30, 2013 and December 31, 2012, there are no assets or liabilities that are required to be measured at fair value on a recurring basis. The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at September 30, 2013 and December 31, 2012:

		Carrying Value		Fair Value
Financial Instrument	Level	9/30/2013	12/31/2012	9/30/2013	12/31/2012
Cash	1	$32,916	$2,624	$32,916	$2,624
Restricted cash	1	$-	$35	$-	$35
Accounts receivable	2	$2,136	$476	$2,136	$476
Accounts payable	2	$4,520	$3,720	$4,520	$3,720
Term loans	3	$59,865	$-	$55,347	$-
Senior secured convertible debentures	3	$-	$3,502	$-	$12,594

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
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

For purposes of this fair value disclosure, the Company based its fair value estimate for term loans on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under these debt agreements based on market interest rate quotes as of September 30, 2013 and December 31, 2012 for debt with similar risk characteristics and maturities.

4.	Discontinued Operations of Wholesale Business

Discontinued operations as of September 30, 2013 mainly represent the wind down costs related to the Heelys, Inc. (“Heelys”) legacy operating business, as a result of the Company’s decision to discontinue its wholesale business related to the Heelys® brand. As of September 30, 2013, costs attributable to the Heelys legacy operations mainly represent severance expense, lease termination costs and professional and other fees. The Company expects to complete the wind down of Heelys legacy operations by the end of 2013. Discontinued operations as of September 30, 2012 represent the Company’s decision to discontinue its wholesale business related to its People’s Liberation® and William Rast® branded products.

A summary of the Company’s results of discontinued operations of its wholesale business for the three and nine months ended September 30, 2013 and 2012 and the Company’s assets and liabilities from discontinued operations of its wholesale business as of September 30, 2013 and December 31, 2012 are as follows:

Results of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net revenue	$0	$0	$0	$1,251

Loss from discontinued operations of wholesale business, net of tax	$(1,295)	$(278)	$(5,261)	$(283)

Loss per share from discontinued operations, basic	$(0.06)	$(0.11)	$(0.34)	$(0.12)
Loss per share from discontinued operations, diluted	$(0.05)	$(0.11)	$(0.34)	$(0.12)

Weighted average shares outstanding, basic	22,411,007	2,400,171	15,387,689	2,400,171
Weighted average shares outstanding, diluted	23,659,759	2,400,171	15,387,689	2,400,171

Assets and liabilities of discontinued operations:

	September 30,	December 31,
	2013	2012
Accounts receivable	$3,134	$0
Prepaid expenses and other current assets	$612	$0
Long-term assets	$10	$4
Accounts payable and accrued expenses	$4,805	$957
Long-term liabilities	$1,155	$0

5.	Discontinued Operations of Retail Subsidiary

Discontinued operations as of September 30, 2012 represent the Company’s decision to discontinue its retail operations included in its subsidiary, William Rast Retail, LLC (“Rast Retail”). The Company discontinued its retail operations included in Rast Retail and closed the retail stores in 2012.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

A summary of the Company’s results of discontinued operations of Rast Retail for the three and nine months ended September 30, 2013 and 2012 and the Company’s liabilities from discontinued operations of Rast Retail as of September 30, 2013 and December 31, 2012 is as follows:

Results of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net revenue	$0	$75	$0	$586

Loss from discontinued operations of retail subsidiary, net of tax	$0	$(85)	$0	$(532)

Loss per share from discontinued operations, basic	$(0.00)	$(0.04)	$(0.00)	$(0.22)
Loss per share from discontinued operations, diluted	$(0.00)	$(0.04)	$(0.00)	$(0.22)

Weighted average shares outstanding, basic	22,411,007	2,400,171	15,387,689	2,400,171
Weighted average shares outstanding, diluted	23,659,759	2,400,171	15,387,689	2,400,171

Liabilities of discontinued operations:

	September 30,	December 31,
	2013	2012
Accounts payable and accrued expenses	$31	$394

6.	Acquisitions

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

In connection with the acquisition of Heelys, the Company entered into a multi-country exclusive license agreement (the “Heelys License Agreement”) with BBC International LLC (“BBC”) to license the trademark “Heelys” and all existing derivative brands, including (i) Heelys, (ii) Sidewalk Sports, (iii) Nano, and (iv) Soap (collectively, the “Marks”). The Heelys License Agreement grants an exclusive, nontransferable, non-assignable license, without the right to sub-license, to use the Marks and certain proprietary rights, including patents, in connection with the manufacturing, distribution, advertising and sale of wheeled footwear and footwear without wheels (the “Licensed Products”), subject to the terms and conditions stated in the Heelys License Agreement. The initial term of the Heelys License Agreement expires on June 30, 2019, subject to BBC’s right to renew the Heelys License Agreement for two additional five year periods based on its achievement of certain royalty thresholds.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

The acquisition of Heelys was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for Heelys are included in the condensed consolidated financial statements from the effective date of acquisition of January 24, 2013. Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of a business, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company performed such a reassessment and concluded that the preliminary values assigned for the Heelys acquisition are reasonable. Consequently, the Company recognized a gain on bargain purchase in the amount of $227 arising from the acquisition of Heelys. The gain was recorded in operating expenses in the accompanying condensed consolidated statement of operations during the nine months ended September 30, 2013. There was no goodwill as a result of the acquisition.

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
$7,523

Trademarks have been preliminarily determined by management to have an indefinite useful life and accordingly, no amortization is recorded in the Company’s statement of operations. Trademarks are subject to a test for impairment on an annual basis. Patents will be amortized on a straight-line basis over their expected useful lives of 10 years. In connection with the acquisition, the Company granted a consultant 5-year warrants to purchase up to an aggregate of 28,000 shares of the Company’s common stock at an exercise price of $6.01 per share. The warrants had a fair value of $90 using the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield of zero, a risk-free interest rate of 0.87%, expected term of five years and an expected volatility of 64%. The Company incurred legal and other costs related to the transaction of approximately $1,614, of which approximately $673 was recognized during the year ended December 31, 2012 and approximately $9 and $941 was recognized in operating expenses in the accompanying condensed consolidated statement of operations during the three and nine months ended September 30, 2013, respectively.

Upon acquisition, the Company discontinued Heelys wholesale legacy operations as it transitioned the business to a licensing and brand management model. Accordingly, Heelys assets and liabilities at September 30, 2013, as well as its results of operations from the date of acquisition through September 30, 2013, related to the wholesale business have been reclassified to discontinued operations (see Note 4).

Total revenues and income from continuing operations since the date of acquisition, included in the condensed consolidated statements of operations for the three months ended September 30, 2013, are $568 and $493, respectively. Total revenues and income from continuing operations since the date of acquisition, included in the condensed consolidated statements of operations for the nine months ended September 30, 2013, are $951 and $900, respectively.

Acquisition of Ellen Tracy® and Caribbean Joe® Brands

On March 28, 2013, the Company entered into a purchase agreement (the “BM Purchase Agreement”), by and among the Company, ETPH Acquisition, LLC, (“ETPH”) and B®and Matter, LLC (“Brand Matter”), pursuant to which the Company acquired from ETPH all of the outstanding equity interests of Brand Matter (the “Ellen Tracy and Caribbean Joe Acquisition”) for an aggregate purchase price consisting of (i) approximately $62,285 of cash, subject to adjustment as set forth in the BM Purchase Agreement, (ii) 2,833,590 shares of the Company’s common stock, and (iii) 5-year warrants to purchase up to an aggregate of 125,000 shares of the Company’s common stock at an exercise price equal to $10.00 per share.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

In connection with the Ellen Tracy and Caribbean Joe Acquisition, the Company entered into a (i) first lien term loan agreement, dated as of March 28, 2013 (“First Lien Loan Agreement”), which provides for term loans of up to $45,000 and (ii) a second lien term loan, dated as of March 28, 2013 (“Second Lien Loan Agreement” and, together with the First Lien Loan Agreement, the “Loan Agreements”), which provides for term loans of up to $20,000 (see Note 9). The proceeds from the term loans were used to fund the Ellen Tracy and Caribbean Joe Acquisition, repay existing debt, pay fees and expenses in connection with the foregoing, finance capital expenditures and for general corporate purposes. The Ellen Tracy and Caribbean Joe Acquisition was effected to complete the Company’s base platform through acquiring two strong brands, Ellen Tracy® and Caribbean Joe®, with a proven team.

The Ellen Tracy and Caribbean Joe Acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for Brand Matter are included in the condensed consolidated financial statements from the effective date of acquisition of March 28, 2013.

The allocation of the purchase price is based upon certain preliminary valuations and other analyses that have not been completed as of the date of this filing. Any changes in the estimated fair values of the net assets recorded for the Ellen Tracy and Caribbean Joe Acquisition prior to the finalization of more detailed analyses will change the allocation of the purchase price. As such, the purchase price allocations for this transaction are preliminary estimates, which are subject to change within the measurement period. Any subsequent changes to the purchase price allocations that are material will be adjusted retroactively. The preliminary allocation of the purchase price is summarized as follows:

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

Goodwill arising from the Ellen Tracy and Caribbean Joe Acquisition mainly consists of the synergies of an ongoing licensing and brand management business and an experienced, assembled workforce. The Company’s goodwill is deductible for tax purposes and will be amortized over a period of 15 years. Trademarks have been determined by management to have an indefinite useful life and accordingly, no amortization is recorded in the Company’s statement of operations. Goodwill and trademarks are subject to a test for impairment on an annual basis. Customer agreements will be amortized on a straight-line basis over their expected useful lives of 4 years. The Company incurred legal and other costs related to the transaction of approximately $2,560, of which approximately $879 was recognized during the year ended December 31, 2012 and approximately $17 and $1,681 was recognized in operating expenses in the accompanying condensed consolidated statement of operations during the three and nine months ended September 30, 2013, respectively.

Total revenues and income from continuing operations since the date of the Ellen Tracy and Caribbean Joe Acquisition, included in the condensed consolidated statements of operations for the three months ended September 30, 2013, are $3,220 and $2,157, respectively. Total revenues and income from continuing operations since the date of the Ellen Tracy and Caribbean Joe Acquisition, included in the condensed consolidated statements of operations for the nine months ended September 30, 2013, are $5,733 and $1,404, respectively. Loss from continuing operations for the nine months ended September 30, 2013 includes the non-cash deferred tax expense related to the acquired trademarks of $2,730.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

Acquisition of Revo® Brand

On August 2, 2013, the Company entered into an asset purchase agreement (the “Revo Purchase Agreement”), by and among the Company, SBG Revo Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“SBG Revo”), and Oakley, Inc., a Washington corporation (“Oakley”), pursuant to which SBG Revo acquired certain assets (other than certain specified excluded assets) of Oakley and certain of its affiliates (the “Purchased Assets”). Under the terms of the Revo Purchase Agreement, SBG Revo paid Oakley and certain of its affiliates an aggregate purchase price of $20,125 in cash and acquired the Purchased Assets. The Purchased Assets consisted of the Revo® brand, including related intellectual property and certain other assets, including certain inventory, which was simultaneously sold to the Company’s licensee. The purchase was partially funded with proceeds from the July Offering (see Note 14). The Company acquired the Revo® brand in order to build and strengthen its brand portfolio.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for Revo are included in the condensed consolidated financial statements from the effective date of acquisition of August 2, 2013.

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

Cash consideration paid by the Company	$20,125

Allocated to:
Accounts receivable	$2,099
Net assets acquired	2,099
Trademarks	17,293
Patents	570
Goodwill	163
$20,125

Goodwill arising from the acquisition of the Revo® brand mainly consists of the synergies of an ongoing licensing and brand management business. The Company’s goodwill is deductible for tax purposes and will be amortized over a period of 15 years. Trademarks have been determined by management to have an indefinite useful life and accordingly, no amortization is recorded in the Company’s statement of operations. Goodwill and trademarks are subject to a test for impairment on an annual basis. Patents will be amortized on a straight-line basis over their expected useful lives of 10 years. In connection with the acquisition, the Company granted a consultant 5-year warrants to purchase up to an aggregate of 122,000 shares of the Company’s common stock at an exercise price of $5.80 per share. The warrants had a fair value of $346 using the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield of zero, a risk-free interest rate of 1.72%, expected term of five years and an expected volatility of 55.67%. The Company incurred legal and other costs related to the transaction of approximately $1,428, which has been recognized in operating expenses in the accompanying condensed consolidated statement of operations during the three months ended September 30, 2013.

Total revenues and income from continuing operations since the date of the acquisition of the Revo® brand, included in the condensed consolidated statements of operations for the three months ended September 30, 2013, are $833 and $824, respectively.

Pro Forma Information

The following unaudited consolidated pro forma information gives effect to the acquisition of Heelys and the Ellen Tracy and Caribbean Joe Acquisition as if these transactions had occurred on January 1, 2012. Supplemental pro forma information has not been provided for Revo® as the acquired operations were a component of a larger legal entity and separate historical financial statements were not prepared. Since stand-alone financial information prior to the acquisition was not readily available, compilation of such data was impracticable. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of these businesses been completed on January 1, 2012, nor are they indicative of results that may occur in any future periods.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Revenues	$6,066	$4,255	$14,371	$12,335
Net income (loss) attributable to common stockholders	$233	$(1,857)	$(8,127)	$(30,645)

Earnings (loss) per share:
Basic	$0.01	$(0.12)	$(0.45)	$(1.95)
Diluted	$0.01	$(0.11)	$(0.42)	$(1.95)

Weighted average shares outstanding:
Basic	22,411,007	15,724,244	18,214,773	15,724,244
Diluted	23,659,759	17,082,297	19,287,235	15,724,244

The supplemental pro forma information for the three and nine months ended September 30, 2013 and 2012 has been adjusted for the following certain non-recurring expenses:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Acquisition-related costs	$1,454	$0	$4,051	$(6,997)
Non-cash interest expense recognized on the remaining unamortized discount of the beneficial conversion feature, Warrants and deferred financing costs of the Debentures (see Note 9)	0	0	11,614	(11,480)
Amortization of acquired customer agreements and patents	(5)	(79)	(98)	(237)
Interest expense on Term Loans and amortization of deferred financing costs and debt discount (see Note 9)	0	(1,293)	(1,154)	(3,878)
Non-cash deferred tax expense on acquired trademarks	0	0	0	(2,213)
Net (increase) decrease to pro forma net loss	$1,449	$(1,372)	$14,413	$(24,806)

Additionally, the supplemental pro forma information has been adjusted to reflect the elimination of Heelys historical operations that are not related to the licensing business, as this portion of their business has been discontinued by the Company (see Note 4).

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

7.	Goodwill

Goodwill is summarized as follows:

Balance at January 1, 2013	$429
Acquisitions in 2013	2,429
Balance at September 30, 2013	$2,858

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

8.	Intangible Assets

Intangible assets are summarized as follows:

	Useful	Gross		Net
	Lives	Carrying	Accumulated	Carrying
September 30, 2013	(Years)	Amount	Amortization	Amount
Amortized intangible assets:
Trademarks	15	$4,569	$(504)	$4,065
Customer agreements	4	1,000	(125)	875
Patents	10	665	(15)	650
		$6,234	$(644)	5,590
Indefinite lived intangible assets:
Trademarks				103,392

Intangible assets, net				$108,982

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2013 (three months)	$155
2014	621
2015	621
2016	621
2017	434
2018	371
Thereafter	2,767
$5,590

Amortization expense amounted to $151 and $76 for the three months ended September 30, 2013 and 2012, respectively. Amortization expense amounted to $368 and $92 for the nine months ended September 30, 2013 and 2012, respectively.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

9.	Long-Term Debt

The components of long-term debt are as follows:

	September 30,	December 31,
	2013	2012
Term Loans	$61,000	$0
Debentures	0	14,500
Accrued interest	0	30
Subtotal	61,000	14,530
Unamortized discounts	(1,135)	(11,028)
Total long-term debt, net of unamortized discounts	59,865	3,502
Less: current portion of long-term debt	8,000	0
Long-term debt	$51,865	$3,502

Term Loans

In connection with the Ellen Tracy and Caribbean Joe Acquisition discussed in Note 6, on March 28, 2013, the Company entered into a (i) First Lien Loan Agreement, which provides for term loans of up to $45,000 (the “First Lien Term Loan”) and (ii) a Second Lien Loan Agreement, which provides for term loans of up to $20,000 (the “Second Lien Term Loan” and, together with the First Lien Loan Agreement, the “Term Loans”). The proceeds from the Term Loans were used to fund the Ellen Tracy and Caribbean Joe Acquisition, repay existing debt, pay fees and expenses in connection with the foregoing, finance capital expenditures and for general corporate purposes. In connection with the Second Lien Loan Agreement, the Company issued 5-year warrants to purchase up to an aggregate of 285,160 shares of the Company’s common stock at an exercise price of $4.50 per share.

The Term Loans were drawn in full on March 28, 2013. The Loan Agreements terminate, and all loans then outstanding under each Loan Agreement, must be repaid on March 28, 2018. The Company is required to make quarterly scheduled amortization payments of the Term Loans prior to the maturity of the Loan Agreements in an amount equal to (x) in the case of the First Lien Loan Agreement, $1,500 and (y) in the case of the Second Lien Loan Agreement, $500. The First Lien Term Loan bears interest, at the Company’s option, at either (a) 4.00% per annum plus adjusted LIBOR or (b) 3.00% per annum plus the Base Rate, as defined in the applicable Loan Agreement (4.31% at September 30, 2013). The Second Lien Term Loan bears interest at 12.75% per annum plus adjusted LIBOR (13.01% at September 30, 2013).

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

During the three and nine months ended September 30, 2013, accretion of the discount amounted to $67 and $134, respectively, which was recorded as a component of interest expense in the accompanying condensed consolidated statement of operations. Contractual interest expense on the Term Loans amounted to $1,144 and $2,318 for the three and nine months ended September 30, 2013, respectively, which was recorded as a component of interest expense in the accompanying condensed consolidated statement of operations.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

The Company incurred legal and other fees associated with the closing of the Term Loans of approximately $1,926. These amounts have been recorded as deferred financing costs in the accompanying condensed consolidated balance sheet, and are being amortized as non-cash interest expense over the contractual term of the Term Loans. During the three and nine months ended September 30, 2013, amortization of these fees amounted to $96 and $193, respectively, which was recorded as a component of interest expense in the accompanying condensed consolidated statement of operations.

The Loan Agreements include customary representations and warranties and include representations relating to the intellectual property owned by the Company and its subsidiaries and the status of the Company’s material license agreements. In addition, the Loan Agreements include covenants and events of default including requirements that the Company satisfy a minimum positive net income test, maintain a minimum loan to value ratio (as calculated pursuant to the First Lien Loan Agreement or the Second Lien Loan Agreement, as applicable) and, in the case of the Second Lien Loan Agreement, maintain a minimum cash balance of $3,525 through December 31, 2013 and $3,000 after January 1, 2014 in accounts subject to control agreements, as well as limitations on liens on the assets of the Company and its subsidiaries, indebtedness, consummation of acquisitions (subject to certain exceptions and consent rights as set forth in the Loan Agreements) and fundamental changes (including mergers and consolidations of the Company and its subsidiaries), dispositions of assets of the Company and its subsidiaries, investments, loans, advances and guarantees by the Company and its subsidiaries, and restrictions on issuing dividends and other restricted payments, prepayments and amendments of certain indebtedness and material licenses, affiliate transactions and issuance of equity interests. The Company is in compliance with its covenants as of September 30, 2013.

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

On March 28, 2013, in connection with the Ellen Tracy and Caribbean Joe Acquisition, TCP WR elected to convert the aggregate principal amount outstanding under the Debentures into shares of the Company’s common stock at a conversion rate of $2.625 per share (the “TCP Conversion”). At the time of the TCP Conversion, the aggregate principal amount outstanding under the Debentures was $14,500, plus accrued and unpaid interest. The Company issued 5,523,810 shares of its common stock in the TCP Conversion. In connection with the TCP Conversion, the Company also redeemed all of the 14,500 issued and outstanding shares of Series A Preferred Stock held by TCP WR for a nominal redemption price of $14.50 (unrounded) pursuant to the Designation of Rights, Preferences and Limitations for the Series A Preferred Stock. As a result of the TCP Conversion, the remaining unamortized discount of $11,028 recorded in connection with the beneficial conversion feature and the Warrants issued with the Debentures to TCP WR, as well as the remaining unamortized balance of deferred financing costs of $586, were recognized as non-cash interest expense in the accompanying statement of operations as of September 30, 2013.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

General Legal Matters

From time to time, the Company is involved in legal matters arising in the ordinary course of business. While the Company believes that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which the Company is, or could be, involved in litigation, will not have a material adverse effect on its business, financial condition or results of operations. Contingent liabilities arising from potential litigation are assessed by management based on the individual analysis of these proceedings and on the opinion of the Company’s lawyers and legal consultants. At September 30, 2013, the Company is a defendant in litigation involving former vendors of the Company’s discontinued wholesale operations. These vendors’ claims relate primarily to amounts owed for goods sold and delivered to the Company. Based on the information received from the Company’s legal consultants and on the analysis of potential demands, the Company has recorded an estimated liability for the probable loss as a component of liabilities of discontinued operations in the accompanying condensed consolidated balance sheet at September 30, 2013 and December 31, 2012.

11.	Stock Based Compensation

2013 Stock Incentive Plan

On July 24, 2013, the Company’s board of directors approved and adopted the Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan (the “2013 Stock Incentive Plan”). The 2013 Stock Incentive Plan replaced the 2005 Stock Incentive Plan (the “2005 Plan”). No new grants will be granted under the 2005 Plan as of July 24, 2013. Grants that were made under the 2005 Plan prior to board of directors’ approval and adoption of the 2013 Stock Incentive Plan will continue to be administered in effect in accordance with their terms. The 2013 Stock Incentive Plan became effective on July 24, 2013 and, subject to the right of the board of directors to amend or terminate the 2013 Stock Incentive Plan in accordance with terms and conditions thereof, will remain in effect until all shares of the Company’s common stock reserved for issuance thereunder have been delivered and any restrictions on such shares have lapsed. Notwithstanding the foregoing, no shares of the Company’s common stock may be granted under the 2013 Stock Incentive Plan on or after July 24, 2023.

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

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2013:

			Weighted Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Options	Price	(in Years)	Intrinsic Value
Outstanding - December 31, 2012	404,800	$4.09	7.3	$808
Granted	67,000	3.18
Exercised	(24,133)	(2.70)
Forfeited or Canceled	(68,667)	(10.45)
Outstanding - September 30, 2013	379,000	$3.34	2.8	$895

Exercisable - September 30, 2013	312,000	$2.80	2.0	$895

A summary of the changes in the Company’s unvested stock options is as follows:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Unvested - December 31, 2012	46,240	$0.01
Granted	67,000	3.18
Vested	(45,573)	0.01
Forfeited or Canceled	(667)	0.01
Unvested - September 30, 2013	67,000	$3.18

  During the three months ended June 30, 2013, the Company granted 20,000 stock options to a consultant for future services. The options are exercisable at an exercise price of $6.00 per share over a ten-year term and vest over one year. These options had a fair value of $80 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.02%
Expected dividend yield	0.00%
Expected volatility	56.72%
Expected life	10 years

The Company recorded $20 and $27 during the three and nine months ended September 30, 2013, respectively, as compensation expense pertaining to this grant.

During the three months ended September 30, 2013, the Company granted 47,000 stock options to employees for future services. The options are exercisable at an exercise price of $5.80 per share over a five-year term and vest over one to three years. These options had a fair value of $133 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.72%
Expected dividend yield	0.00%
Expected volatility	55.67%
Expected life	5 years

The Company recorded $8 during the three and nine months ended September 30, 2013 as compensation expense pertaining to this grant.

Total compensation expense related to stock options for the three months ended September 30, 2013 and 2012 was approximately $28 and $1, respectively. Total compensation expense related to stock options for the nine months ended September 30, 2013 and 2012 was approximately $38 and $3, respectively. Total unrecognized compensation expense related to unvested stock awards at September 30, 2013 amounts to $179 and is expected to be recognized over a weighted average period of approximately one year.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

Warrants

The following table summarizes the Company’s outstanding warrants:

			Weighted Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Warrants	Price	(in Years)	Intrinsic Value
Outstanding - December 31, 2012	2,250,762	$2.23	4.0	$6,290
Granted	570,160	6.08
Exercised	(1,083,333)	(1.62)
Forfeited or Canceled	(2,667)	(7.50)
Outstanding - September 30, 2013	1,734,922	$3.87	3.7	$3,461

Exercisable - September 30, 2013	1,693,672	$3.82	3.8	$3,461

A summary of the changes in the Company’s unvested warrants is as follows:

		Weighted
	Number of	Average Grant
	Warrants	Date Fair Value
Unvested - December 31, 2012	45,000	$3.05
Granted	570,160	3.73
Vested	(573,910)	(3.73)
Forfeited or Canceled	-	-
Unvested - September 30, 2013	41,250	$3.00

  As more fully described in Note 6, during the three months ended March 31, 2013, in connection with the Heelys acquisition, the Company issued five-year warrants to purchase up to an aggregate of 28,000 shares of the Company’s common stock at an exercise price of $6.01 per share.

As more fully described in Note 9, during the three months ended March 31, 2013, in connection with the Second Lien Loan Agreement, the Company issued five-year warrants to purchase up to an aggregate of 285,160 shares of the Company’s common stock at an exercise price of $4.50 per share.

As more fully described in Note 6, during the three months ended March 31, 2013, in connection with the Ellen Tracey and Caribbean Joe Acquisition, the Company issued five-year warrants to purchase up to an aggregate of 125,000 shares of the Company’s common stock at an exercise price of $10.00 per share.

As more fully described in Note 6, during the three months ended September 30, 2013, in connection with the acquisition of the Revo® brand, the Company issued five-year warrants to purchase up to an aggregate of 122,000 shares of the Company’s common stock at an exercise price of $5.80 per share.

During the three months ended September 30, 2013, the Company granted 10,000 warrants to a consultant for future services. The warrants are exercisable at an exercise price of $5.80 per share over a five-year term and vest over one year. These warrants had a fair value of $28 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.72%
Expected dividend yield	0.00%
Expected volatility	55.67%
Expected life	5 years

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

Total compensation expense related to warrants for the three months ended September 30, 2013 and 2012 was approximately $1 and $0, respectively. Total compensation expense related to warrants for the nine months ended September 30, 2013 and 2012 was approximately $1 and $0, respectively.

Restricted Stock

During the quarter ended June 30, 2013, the Company issued 23,378 shares of restricted stock to members of its board of directors. Total compensation related to the restricted stock grants amounted to approximately $150, of which $39 and $58 was recorded in operating expenses in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2013, respectively.

During the quarter ended September 30, 2013, the Company issued 8,621 shares of restricted stock to a member of its board of directors. Total compensation related to the restricted stock grant amounted to approximately $50, of which $2 was recorded in operating expenses in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2013.

During the quarter ended September 30, 2013, the Company issued 178,000 shares of restricted stock to a consultant and employees for future services. Total compensation related to the restricted stock grants amounted to approximately $1,032, of which $91 was recorded in operating expenses in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2013.

A summary of the restricted stock activity for the nine months ended September 30, 2013 is as follows:

			Weighted Average
		Weighted	Remaining
	Number of	Average Grant	Contractual Life	Aggregate
	Shares	Date Fair Value	(in Years)	Intrinsic Value
Unvested - December 31, 2012	357,147	$5.62	3.9	$0
Granted	209,999	5.87
Vested	(7,250)	(5.80)
Unvested - September 30, 2013	559,896	$5.71	3.2	$30

Total compensation expense related to restricted stock grants for the three months ended September 30, 2013 and 2012 was approximately $300 and $0, respectively. Total compensation expense related to restricted stock grants for the nine months ended September 30, 2013 and 2012 was approximately $654 and $0, respectively.

12.	Related Party Transactions

Entry into 2013 Purchase Agreements and 2013 Registration Rights Agreements

On July 25, 2013, the Company entered into securities purchase agreements (the “2013 Purchase Agreements”) with certain accredited investors (the “2013 PIPE Investors”), pursuant to which the Company agreed to sell to the 2013 PIPE Investors an aggregate of 8,000,000 shares of its common stock at a purchase price of $5.50 per share, for a total offering amount of $44,000 (the “July Offering”). The 2013 PIPE Investors included TCP SQBG II, LLC (“TCP II”), an entity affiliated with Tengram Capital Partners Gen2 Fund, L.P. (“Tengram”), which agreed to purchase 257,273 shares, and Mr. Al Gossett, a member of the Company’s board of directors, who agreed to purchase 109,091 shares. The Company’s directors, Mr. William Sweedler and Mr. Matthew Eby, are controlling partners of Tengram, which is the managing member of TCP WR, TCP SQBG Acquisition, LLC (“TCP Acquisition”) and TCP II. The closing date of the July Offering was July 26, 2013.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

Relationship with Brand Matter

On March 28, 2013, the Company entered into the BM Purchase Agreement, by and among the Company, ETPH and Brand Matter, pursuant to which the Company acquired from ETPH all of the issued and outstanding equity interests of Brand Matter. Prior to the consummation of the Ellen Tracy and Caribbean Joe Acquisition, two of the Company’s directors, Mr. Sweedler and Mr. Eby, (i) were members of Brand Matter and (ii) served on the board of directors of ETPH, the direct parent of Brand Matter. Mr. Sweedler also (i) served as co-chairman of the board of directors of Brand Matter, (ii) served as an executive officer of Brand Matter, and (iii) beneficially owned certain membership interests of ETPH. As a consequence of Mr. Sweedler’s indirect beneficial ownership in Brand Matter and the Company and his and Mr. Eby’s positions with ETPH, the Company and Brand Matter, as well as the Company and ETPH, each appointed special independent committees (on which neither Mr. Sweedler nor Mr. Eby served) to review and negotiate the terms of the Ellen Tracy and Caribbean Joe Acquisition. Also, in connection with the Ellen Tracy and Caribbean Joe Acquisition, Mr. Sweedler received shares of the Company’s common stock for all his equity interests in Brand Matter. Mr. Sweedler and Mr. Eby are controlling partners of Tengram Capital Associates, LLC, the general partner of Tengram, which indirectly beneficially owns approximately 29% of the Company’s outstanding common stock as of the date hereof.

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

Entry into PIPE Purchase Agreement and Registration Rights Agreement

On December 21, 2012, the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”), by and among the Company and the investors signatory thereto (the “PIPE Investors”), pursuant to which the Company agreed to sell to the PIPE Investors an aggregate of 4,966,667 shares of the Company’s common stock, par value $0.001 (the “Securities”) at a  purchase price of $4.50 per share, for a total offering amount of approximately $22,350 (the “Offering”). The PIPE Investors included the Company’s chief executive officer, Mr. Yehuda Shmidman, which agreed to purchase 11,111 shares and TCP Acquisition, an entity affiliated with Tengram, which agreed to purchase 733,333 shares. The Company’s directors, Mr. Sweedler and Mr. Eby, are controlling partners of Tengram, which is the managing member of TCP WR, TCP Acquisition and TCP II. The closing date of the Offering was January 9, 2013.

Heelys Merger Agreement

On December 7, 2012, in connection with the Company’s entry into the Heelys Merger Agreement, as discussed in Note 6 the Company entered into an equity commitment letter with Tengram, pursuant to which such entity agreed to provide up to $8,100 of equity financing to the Company, subject to the terms and conditions set forth in the commitment letter, if needed, for the Company to satisfy its obligations under the Heelys Merger Agreement. The commitment letter automatically terminated upon the consummation of the transactions contemplated by the merger agreement on January 24, 2013 without an equity financing by Tengram.

Transaction with TCP WR

Mr. Sweedler and Mr. Eby are each directors of the Company, and are the controlling partners of Tengram, which has the sole voting control over TCP WR. On February 2, 2012, the Company entered into the Securities Purchase Agreement with TCP WR pursuant to which the Company sold the Debentures, the Warrants and Series A Preferred Stock to TCP WR.

Fees paid to an affiliate of TCP WR, including annual monitoring fees, and legal and other fees, amounted to approximately $750 and $689 for the nine months ended September 30, 2013 and 2012, respectively, and $500 and $0 for the three months ended September 30, 2013 and 2012, respectively. At September 30, 2013 and December 31, 2012, amounts owed to TCP WR’s affiliate of $188 and $0, respectively, are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Transactions with Tennman WR-T, Inc.

In May 2010, the Company’s subsidiary, William Rast Sourcing, LLC (“Rast Sourcing”), entered into a design and licensing agreement with the Target Corporation. Royalties paid to Tennman WR-T, Inc. (“Tennman WR-T”), a minority interest holder of Rast Sourcing, amounted to $155 and $100 for the three months ended September 30, 2013 and 2012, respectively, and $905 and $300 for the nine months ended September 30, 2013 and 2012, respectively.  At September 30, 2013 and December 31, 2012, amounts owed to Tennman WR-T of $329 and $378, respectively, are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

13.	2012 Private Placement Transaction

On December 21, 2012, the Company entered into the PIPE Purchase Agreement with the PIPE Investors, pursuant to which the Company agreed to sell to the PIPE Investors an aggregate of 4,966,667 shares of the Company’s common stock at a purchase price of $4.50 per share, for a total offering amount of approximately $22,350. Net proceeds, after the payment of legal and other expenses of $1,138, amounted to approximately $21,212.

The Offering was consummated on January 9, 2013 and a portion of the proceeds were used to fund the acquisition of Heelys. Affiliates of the Company purchased 744,444 shares, with the Company’s chief executive officer purchasing 11,111 shares and TCP Acquisition purchasing 733,333 shares. The Company’s directors, Mr. Sweedler and Mr. Eby, are controlling partners of Tengram, which is the managing member of TCP WR and TCP Acquisition. As contemplated by the PIPE Purchase Agreement, the Company also entered into a registration rights agreement with the PIPE Investors on January 9, 2013, as amended on May 14, 2013 (the “Amended Registration Rights Agreement”).

The Amended Registration Rights Agreement requires the Company to file a resale shelf registration statement (the “Resale Shelf”) for the Securities purchased by the PIPE Investors in the Offering in the event any such Securities constitute “Registrable Securities” (as defined in the Amended Registration Rights Agreement) as of July 15, 2013 (the “Filing Deadline”) and requires the Company to use its commercially reasonable efforts to cause the Resale Shelf to become effective as promptly thereafter as practicable but in any event not later than 90 days after the Filing Deadline if the Company receives comments from the SEC, or 30 days after the Filing Deadline, if the Company does not receive comments from the SEC (such applicable date, the “Effectiveness Deadline”). If the Company fails to meet the Filing Deadline or the Effectiveness Deadline, subject to certain grace periods provided for in the Amended Registration Rights Agreement, the Company will be required to pay certain liquidated damages to the Investors. The maximum aggregate liquidated damages payable to a PIPE Investor, including any interest, shall be 10% of the aggregate amount paid by such PIPE Investor. The Registration Rights Agreement also provides for customary indemnification and contribution provisions, as well as customary restrictions such as blackout periods. In the event the PIPE Investors no longer hold “Registrable Securities,” notwithstanding the foregoing, the Company may no longer be obligated to register the Securities with the SEC. As of August 6, 2013 each of the Investors who held Registrable Securities as of the Filing Deadline has waived its respective rights under the Amended Registration Rights Agreement (such Investors, the “PIPE Affiliates”). In addition, the Amended Registration Rights Agreement gives the holders of a majority of the shares sold in the Offering that constitute “Registrable Securities” the right to terminate the Amended Registration Rights Agreement. In connection with the July Offering, each of the PIPE Affiliates received piggyback rights for its shares under the 2013 Registration Rights Agreements.

14.	2013 Private Placement Transaction

On July 25, 2013, the Company entered into the 2013 Purchase Agreements with the 2013 PIPE Investors, pursuant to which the Company agreed to sell to the 2013 PIPE Investors an aggregate of 8,000,000 shares of the Company’s common stock, par value $0.001 (the “Securities”), at a purchase price of $5.50 per share, for a total offering amount of $44,000 (the “July Offering”). Certain affiliates of the Company, including Mr. Al Gossett, a member of the Company’s board of directors, and TCP II, an entity affiliated with Tengram, agreed to purchase 109,091 and 257,273 Securities, respectively, in the July Offering. Net proceeds, after the payment of legal and other expenses of $3,140, amounted to approximately $40,860.

As contemplated by the 2013 Purchase Agreements, on July 26, 2013 (the “Closing Date”), the Company entered into registration rights agreements with the 2013 PIPE Investors (the “2013 Registration Rights Agreements”). The 2013 Registration Rights Agreements require the Company to file a resale shelf registration statement for the Securities purchased by each 2013 PIPE Investor in the July Offering, and certain other investors granted piggyback rights thereunder, including the PIPE Affiliates, within 75 days of the Closing Date (the “2013 Filing Deadline”) and to use its commercially reasonable efforts to cause the Resale Shelf to become effective as promptly thereafter as practicable but in any event not later than 90 days after the 2013 Filing Deadline if the Company receives comments from the SEC, or 30 days after the 2013 Filing Deadline, if the Company does not receive comments from the SEC (such applicable date, the “Effectiveness Deadline”), subject to certain permitted extensions upon the occurrence of certain events. Subject to certain restrictions, the Company’s obligations to file and to cause the Resale Shelf to become effective may be suspended for a period of time, upon written notice to the 2013 PIPE Investors, if the Company determines in its reasonable good faith judgment that it is in an Acquisition Event Period, as defined in the 2013 Registration Rights Agreements. If the Company fails to meet the 2013 Filing Deadline or the Effectiveness Deadline, subject to certain grace periods provided for in the 2013 Registration Rights Agreements, the Company will be required to pay liquidated damages to the 2013 PIPE Investors. The maximum aggregate liquidated damages payable to a 2013 PIPE Investor, including any interest, shall be 10% of the aggregate amount paid by such 2013 PIPE Investor. The 2013 Registration Rights Agreements provide for restrictions such as suspension and blackout periods. The 2013 Registration Rights Agreements also provide for customary indemnification and contribution provisions, subject to certain exceptions for a specific investor. In the event the Investors no longer hold “Registrable Securities,” as defined in the 2013 Registration Rights Agreements, notwithstanding the foregoing, the Company may not be obligated to put up the Resale Shelf.

SEQUENTIAL BRANDS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)
(dollars are in thousands (unless otherwise noted), except share and per share data)

The Company used a portion of the proceeds to fund the acquisition of the Revo® brand (see Note 6) and intends to use the remaining net proceeds for general corporate purposes, including other potential business acquisitions, and to pay the fees and expenses associated therewith.

15.	Acquisition of The Franklin Mint® Brand

On November 1, 2013, the Company acquired The Franklin Mint® brand, including all of the related intellectual property and certain other assets. The Franklin Mint® brand is known as the “gold standard” in the collectible and gift giving arena with its mission of delivering quality, integrity and creativity. The Company acquired The Franklin Mint® brand in order to build and strengthen its brand portfolio.

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

Overview

We own a portfolio of consumer brands, including William Rast®, People’s Liberation®, DVS®, Heelys®, Ellen Tracy®, Caribbean Joe®, Revo® and The Franklin Mint®. We promote, market, and license these brands and intend to pursue acquisitions of additional brands or rights to brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In our licensing arrangements, our licensing partners are responsible for designing, manufacturing and distributing our licensed products, subject to our continued oversight and marketing support. In our direct-to-retail licenses, we grant retailers the exclusive right to distribute branded apparel in a broad range of product categories through their stores, consumer-direct mail and consumer-direct ecommerce distribution channels. In our wholesale licenses, we grant rights to a single or small group of related product categories to a wholesale supplier, who is permitted to sell licensed products to multiple accounts within an approved channel of distribution.

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

•	Develop international expansion through additional licenses, partnerships, joint ventures and other arrangements with leading retailers and wholesalers outside the United States; and
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

We believe our new business model allows us to use our brand management expertise to continue to grow our portfolio of brands and to generate new revenue streams without significantly changing our infrastructure. Additionally, this business model provides, among other things:

•	Guaranteed minimum revenues;
•	Ownership and control of intellectual property;
•	Diversified predictable revenue base;
•	Scalable business model; and
•	No inventory risk.

Recent Developments

Acquisition of The Franklin Mint® Brand

On November 1, 2013, we acquired The Franklin Mint® brand, including all of the related intellectual property and certain other assets. The Franklin Mint® brand is known as the “gold standard” in the collectible and gift giving arena with its mission of delivering quality, integrity and creativity.

Listing on NASDAQ

As of September 24, 2013, we commenced trading of shares of our common stock on NASDAQ under the trading symbol “SQBG.”

Amendment and Restatement of Bylaws

On September 11, 2013, our board of directors approved and adopted the Amended and Restated Bylaws in order to, among other things, provide for issuance of shares of our common stock with or without certificates in accordance with the listing requirements of NASDAQ.

Revo Acquisition

As discussed further in Note 6 of the accompanying condensed consolidated financial statements, on August 2, 2013, SBG Revo entered into the Revo Purchase Agreement pursuant to which SBG Revo purchased the Purchased Assets from Oakley and certain of its affiliates for an aggregate purchase price of approximately $20,125 in cash. The Purchased Assets consisted of the Revo® brand, including related intellectual property and certain other assets, including certain inventory which was simultaneously sold to the Company’s licensee.

2013 Private Placement Transaction

As further discussed in Note 14 of the accompanying condensed consolidated financial statements, on July 25, 2013, we entered into the 2013 Purchase Agreements with the 2013 PIPE Investors, pursuant to which we agreed to sell to the 2013 PIPE Investors an aggregate of 8,000,000 Securities, at a purchase price of $5.50 per share, for a total offering amount of $44,000. Certain affiliates, including Mr. Al Gossett, a member of our board of directors, and TCP II, an entity affiliated with Tengram, agreed to purchase 109,091 and 257,273 Securities, respectively, in the July Offering. Net proceeds, after the payment of legal and other expenses, amounted to approximately $40,860. As discussed further in Note 14 of the accompanying condensed consolidated financial statements, we entered into the 2013 Registration Rights Agreements with the 2013 PIPE Investors on July 26, 2013 in connection with the 2013 Purchase Agreements.

We used a portion of the proceeds to fund the acquisition of the Revo® brand and intend to use the remaining net proceeds for general corporate purposes, including other potential business acquisitions, and to pay the fees and expenses associated therewith.

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

The Offering was consummated on January 9, 2013, and a portion of the proceeds was used to fund the acquisition of Heelys. Affiliates of the Company purchased 744,444 shares, with our Chief Executive Officer purchasing 11,111 shares and TCP SQBG, a fund affiliated with TCP WR, purchasing 733,333 shares. Our directors, William Sweedler and Matthew Eby, are controlling partners of Tengram, which is the managing member of TCP WR and TCP SQBG. As discussed further in Note 13 of the accompanying condensed consolidated financial statements, we entered into the Amended Registration Rights Agreement with the PIPE Investors on January 9, 2013, as amended on May 14, 2013, in connection with the PIPE Purchase Agreement.

2013 Stock Incentive Plan

As further discussed in Note 11 of the accompanying condensed consolidated financial statements, on July 24, 2013, our board of directors approved and adopted the 2013 Stock Incentive Plan and the filing of a registration statement on Form S-8 with the SEC. We filed such registration statement on Form S-8 with the SEC on August 2, 2013. The 2013 Stock Incentive Plan replaced the 2005 Plan. No new grants will be granted under the 2005 Plan as of July 24, 2013. Grants that were made under the 2005 Plan prior to the board of directors’ approval and adoption of the 2013 Stock Incentive Plan continue in effect in accordance with their terms. The 2013 Stock Incentive Plan became effective on July 24, 2013 and, subject to the right of the board of directors to amend or terminate the 2013 Stock Incentive Plan in accordance with terms and conditions thereof, will remain in effect until all shares of the Company’s common stock reserved for issuance under the 2013 Stock Incentive Plan have been delivered and any restrictions on such shares have lapsed. Notwithstanding the foregoing, no shares of our common stock may be granted under the 2013 Stock Incentive Plan on or after July 24, 2023.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013, for a discussion of our critical accounting policies. During the nine months ended September 30, 2013, there were no material changes to these policies.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

The following table sets forth, for the periods indicated, results of operation information from our unaudited condensed consolidated financial statements:

	Three Months Ended September 30,		Change	Change
	2013	2012	(Dollars)	(Percentage)

Net revenue	$6,066	$1,341	$4,725	352.4%
Operating expenses	4,487	1,256	3,231	257.3%
Income from operations	1,579	85	1,494	1758.4%
Other income	(332)	0	(332)	100.0%
Interest expense, net	1,309	226	1,084	480.3%
Income (loss) before income taxes	602	(141)	410	-291.8%
Provision for income taxes	466	3	463	14021.2%
Income (loss) from continuing operations	136	(144)	(52)	36.4%
Loss from discontinued operations	(1,295)	(363)	(932)	256.6%
Net loss	(1,159)	(507)	(984)	194.0%
Noncontrolling interest from continuing operations	(57)	35	(92)	-262.8%
Net loss attributable to common stockholders	$(1,216)	$(472)	$(1,076)	228.1%

The increase in net revenue for the three months ended September 30, 2013, compared to the three months ended September 30, 2012 is primarily attributable to the acquisition of several new brands during 2013. Net revenue for the three months ended September 30, 2013 consists of license revenue earned from our license agreements related to Ellen Tracey®, William Rast®, Caribbean Joe®, DVS®, Heelys®, People’s Liberation® and Revo® brands. Net revenue for the three months ended September 30, 2012 consists of license revenue earned only from our license agreements related to our William Rast® and DVS® brands, as we did not either own or license any of the other brands during that period.

Our expense structure for the three months ended September 30, 2013 is not representative of what we expect our normalized brand management and licensing business to be in the future as it includes a large amount of deal costs. Of the total operating expenses of $4,487 for the three months ended September 30, 2013, approximately $1,454 is related to deal costs incurred in connection with acquisitions that have or are expected to occur; and approximately $3,033 is related to the day-to-day activities of our Company. Recurring operating expenses of $3,033 primarily consist of compensation of $775, professional fees of $601, advertising expenses of $353, stock-based compensation expense of $329, royalty expenses paid under our agreement with Tennman WR-T of $244, depreciation and amortization expense of $171 and travel and other travel-related expenses of $165. Operating expenses of $1,256 for the three months ended September 30, 2012 primarily consist of compensation of $311, royalty expenses under the Tennman WR-T agreement of $210, advertising expenses of $174, professional fees of $134 and depreciation and amortization expense of $106. Additionally, operating expense for the three months ended September 30, 2012 includes $148 related to deal costs incurred in connection with acquisitions.

Other income for the three months ended September 30, 2013 mainly represents a litigation settlement of outstanding receivables deemed uncollectible at the time we acquired the DVS® brand in June 2012.

Interest expense during the three months ended September 30, 2013 resulted primarily from the interest incurred on our Term Loans of approximately $1,144, as well as non-cash interest related to the accretion of the discount recorded associated with the warrants issued with the Term Loans of approximately $67, and non-cash interest related to the amortization of deferred financing costs of approximately $96 associated with the Term Loans, as more fully described in Note 9 to our condensed consolidated financial statements. Interest expense for the three months ended September 30, 2012 resulted primarily from interest at a rate of LIBOR on our Debentures and non-cash interest related to the accretion of the valuation discount and amortization of deferred financing costs associated with our Debentures.

The provision for income taxes for the three months ended September 30, 2013 represents the non-cash deferred tax expense created by the amortization of the acquired trademarks related to our Ellen Tracy®, Caribbean Joe® and Revo® brands. The provision for income taxes for the three months ended September 30, 2012 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated federal and state taxes due at statutory effected tax rates, if any.

The loss from discontinued operations for the three months ended September 30, 2013 is primarily attributable to the wind down costs associated with the Heelys legacy operating business, as a result of our decision to discontinue our wholesale business related to the Heelys® brand. We expect to complete the wind down of Heelys legacy operations by the end of 2013. The loss from discontinued operations for the three months ended September 30, 2012 is primarily attributable to our wholesale business related to our People’s Liberation® and William Rast® branded products. Additionally, during the three months ended September 30, 2012, our retail operations incurred expenses related to the closure of our stores.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

The following table sets forth, for the periods indicated, results of operation information from our unaudited condensed consolidated financial statements:

	Nine Months Ended September 30,		Change	Change
	2013	2012	(Dollars)	(Percentage)

Net revenue	$12,042	$3,440	$8,602	250.0%
Operating expenses	12,146	3,865	8,281	214.2%
Loss from operations	(104)	(425)	321	-75.5%
Other income	(439)	0	(439)	100.0%
Interest expense, net	14,262	560	13,702	2447.1%
Loss before income taxes	(13,927)	(985)	(13,381)	1358.7%
Provision for income taxes	2,730	14	2,716	19125.4%
Loss from continuing operations	(16,657)	(999)	(16,097)	1611.2%
Loss from discontinued operations	(5,261)	(815)	(4,445)	545.2%
Net loss	(21,918)	(1,814)	(20,543)	1132.1%
Noncontrolling interest from continuing operations	(111)	35	(146)	-415.8%
Net loss attributable to common stockholders	$(22,029)	$(1,779)	$(20,689)	1162.7%

The increase in net revenue for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012 is primarily attributable to the acquisition of several new brands during 2013. Net revenue for the nine months ended September 30, 2013 consists of license revenue earned from our license agreements related to Ellen Tracey®, William Rast®, Caribbean Joe®, Heelys®, DVS®, Revo® and People’s Liberation® brands. Net revenues for the nine months ended September 30, 2013 do not include a full nine months of license revenue from our Ellen Tracy® and Caribbean Joe® brands, as these brands were acquired on March 28, 2013, include eight months of revenues related to our Heelys® brand, as this brand was acquired on January 24, 2013, and include two months of license revenue from our Revo® brand, as this brand was acquired on August 2, 2013. Net revenue for the nine months ended September 30, 2012 includes license revenue earned only from our license agreements related to our William Rast® and DVS® brands, as we did not either own or license any of the other brands during that period. Net revenues for the nine months ended September 30, 2012 only include three months of revenues related to our DVS® brand, as this brand was acquired on June 28, 2012.

Our expense structure for the nine months ended September 30, 2013 is not representative of what we expect our normalized brand management and licensing business to be in the future as it includes a large amount of deal costs. Of the total operating expenses of $12,146 for the nine months ended September 30, 2013, approximately $3,823 are related to deal costs incurred in connection with acquisitions that have or are expected to occur; and approximately $8,323 are related to the day-to-day activities of our Company. Recurring operating expenses of $8,322 primarily consist of professional fees of $2,055, compensation of $1,792, advertising expenses of $1,217, stock-based compensation expense of $693, royalty expenses paid under our agreement with Tennman WR-T of $611, travel and other travel-related expenses of $405, depreciation and amortization of $394 and a provision for bad debt expense of $250. Operating expenses of $3,865 for the nine months ended September 30, 2012 primarily consist of compensation of $936, royalty expenses under the Tennman WR-T agreement of $569, professional fees of $388, advertising expenses of $316, depreciation and amortization expense of $191, insurance expense of $191 and travel and other travel-related expenses of $162. Additionally, operating expenses for the nine months ended September 30, 2012 include $921 related to deal costs incurred in connection with acquisitions.

Other income for the nine months ended September 30, 2013 mainly represents a litigation settlement of outstanding receivables deemed uncollectible at the time we acquired the DVS® brand in June 2012.

Interest expense during the nine months ended September 30, 2013 resulted primarily from the conversion of the Debentures, as more fully described in Note 9 to our condensed consolidated financial statements. As a result of the TCP Conversion, the remaining unamortized discount of $11,028 recorded in connection with the beneficial conversion feature and Warrants issued in connection with the Debentures, as well as the remaining unamortized balance of deferred financing costs of $586, were recognized as non-cash interest expense. Additionally, interest expense during the nine months ended September 30, 2013 primarily includes interest incurred on our Term Loans of approximately $2,318, as well as non-cash interest related to the accretion of the discount recorded associated with the warrants issued with the Term Loans of approximately $134, and non-cash interest related to the amortization of deferred financing costs of approximately $193 associated with the Term Loans, as more fully described in Note 9 to our condensed consolidated financial statements. Interest expense for the nine months ended September 30, 2012 resulted primarily from interest due on our promissory notes payable in the aggregate principal amount of $1,750 through the date of their repayment on February 3, 2012, interest at a rate of LIBOR on our Debentures and non-cash interest related to the accretion of the valuation discount and amortization of deferred financing costs associated with our Debentures.

The provision for income taxes as of September 30, 2013 represents the non-cash deferred tax expense created by the amortization of the acquired trademarks related to our Ellen Tracy®, Caribbean Joe® and Revo® brands. The provision for income taxes for the nine months ended September 30, 2012 represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated federal and state taxes due at statutory effected tax rates, if any.

The loss from discontinued operations for the nine months ended September 30, 2013 is primarily attributable to the wind down costs associated with the Heelys legacy operating business, as a result of our decision to discontinue our wholesale business related to the Heelys® brand. As of September 30, 2013, these costs mainly represent severance expense, lease termination costs and professional and other fees. We expect to complete the wind down of Heelys legacy operations by the end of 2013. The loss from discontinued operations for the nine months ended September 30, 2012 is primarily attributable to the wholesale business related to our People’s Liberation® and William Rast® branded products and our retail operations.

Liquidity and Capital Resources

As of September 30, 2013, our continuing operations had cash of approximately $32,916, a working capital balance of approximately $20,892 and outstanding debt obligations under our Term Loans of $59,865. As of December 31, 2012, our continuing operations had cash of approximately $2,624, a working capital deficit of approximately $524 and outstanding debt obligations under our Debentures of $3,502. Working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations. We believe that cash from future operations and our currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Notes 9, 13 and 14 to our condensed consolidated financial statements for a description of certain prior financings consummated by us.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the nine months ended September 30, 2013 and 2012 are summarized in the following table:

	Nine Months Ended September 30,
	2013	2012
Operating activities	$53	$(1,412)
Investing activities	(87,632)	(4,972)
Financing activities	120,865	14,030
Net increase in cash from continuing operations	$33,286	$7,646

Operating Activities

Net cash provided by operating activities from continuing operations was $53 for the nine months ended September 30, 2013, compared to net cash used in operating activities of $1,412 for the nine months ended September 30, 2012. Net loss for the nine months ended September 30, 2013 of $21,918 includes net non-cash expenses of $11,941 related to the amortization of debt discount and deferred financing costs, $2,730 related to deferred income taxes and $693 related to stock-based compensation expense. Net loss for the nine months ended September 30, 2013 also includes $5,261 of loss from discontinued operations. Changes in operating assets and liabilities provided $493 in cash. Net loss for the nine months ended September 30, 2012 of $1,814 includes $815 of loss from discontinued operations and $529 of amortization of debt discount and deferred financing costs. Changes in operating assets and liabilities used $1,142 in cash.

Investing Activities

Net cash used in investing activities from continuing operations was $87,632 for the nine months ended September 30, 2013, primarily consisting of $87,346 of net cash paid for the acquisitions of our Heelys®, Ellen Tracy®, Caribbean Joe® and Revo® brands, as further discussed in Note 6 to our condensed consolidated financial statements. Net cash used in investing activities from continuing operations of $4,972 for the nine months ended September 30, 2012 consisted primarily of $4,960 of net cash paid for the DVS acquisition in June 2012 and related sale of DVS non-core assets.

Financing Activities

Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2013 amounted to $120,865, compared to $14,030 for the nine months ended September 30, 2012. In January 2013, we received proceeds of $22,350 in connection with the Offering of our common stock. A portion of the proceeds was used to fund the acquisition of Heelys. In July 2013, we received an additional $44,000 of proceeds in connection with the July Offering of our common stock. A portion of the proceeds was used to fund the acquisition of the Revo® brand. In March 2013, we received $65,000 of proceeds under the Term Loans, which were mainly used for the Ellen Tracy and Caribbean Joe Acquisition, to pay fees and expenses in connection with the foregoing, to finance capital expenditures and for general corporate purposes. We made $4,000 of repayments under the Term Loans during the nine months ended September 30, 2013. Cash paid for fees and other costs incurred in connection with the Offering, the July Offering and the Term Loans amounted to $6,204. In February 2012, we received $14,500 in gross proceeds from the sale of the Debentures. Net proceeds from this transaction after the payment of closing, legal and other costs and the repayment of outstanding obligations related to notes payable and our factoring facility amounted to approximately $11,700. We also received $2,124 of cash from our noncontrolling interest member of DVS LLC related to our acquisition of the DVS® brand in June 2012 and repaid $1,750 of notes payable.

Future Capital Requirements

We believe cash from operations, cash received from the sale of our common stock in January 2013 and July 2013 and cash received from the Term Loans in March 2013 will be sufficient to meet our capital requirements for the next twelve months, as they relate to our current operations. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands, and we cannot be certain that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future, if at all.

Contractual Obligations

The following summarizes our contractual obligations at September 30, 2013 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$3,449	$1,239	$2,210	$0	$0
Minimum royalties due	2,400	400	1,210	800	*
Term loans	61,000	8,000	24,000	29,000	0
Total	$66,849	$9,639	$27,410	$29,800	$0

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

Off-Balance Sheet Arrangements

At September 30, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013. There have been no material changes to such risk factors during the three months ended September 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, there were no unregistered sales of equity securities, other than those described in Note 14 of the accompanying condensed consolidated financial statements, which description is incorporated herein by reference.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

3.1	Amended and Restated Bylaws of Sequential Brands Group, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed September 13, 2013).

10.1
Securities Purchase Agreement, dated as of July 25, 2013, by and among Sequential Brands Group, Inc. and certain investors party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 29, 2013).

10.2
Securities Purchase Agreement, dated as of July 25, 2013, by and between Sequential Brands Group, Inc. and certain investor party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed July 29, 2013).

10.3
Registration Rights Agreement, dated as of July 26, 2013, by and among Sequential Brands Group, Inc. and certain investors party thereto (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed July 29, 2013).

10.4
Registration Rights Agreement, dated as of July 26, 2013, by and among Sequential Brands Group, Inc. and certain investor party thereto (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed July 29, 2013).

10.5	Sequential Brands Group, Inc. 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed August 2, 2013).

10.6	Form of Notice of Option Grant (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-8 filed August 2, 2013).

10.7	Form of Notice of Restricted Stock Grant (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-8 filed August 2, 2013).

10.8
Asset Purchase Agreement, dated as of August 2, 2013, by and among SBG Revo Holdings, LLC and Oakley, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed August 12, 2013).

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

SEQUENTIAL BRANDS GROUP, INC.

Date: November 14, 2013	/s/ Gary Klein
By: Gary Klein
Chief Financial Officer (Principal Financial and Accounting Officer)

