Form 10-K
period 2013-12-31
SEQUENTIAL BRANDS GROUP, INC.
filed 2014-03-31
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

(646) 564-2577
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter was $42,538,783 (based on the closing sales price of the registrant's common stock on that date).

At March 21, 2014, the registrant had 25,506,404 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

SEQUENTIAL BRANDS GROUP, INC.

PART I

This 2013 Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new business strategies, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “projects,” “forecasts,” “aims,” “targets,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our failure to achieve our business plan within the time period we originally planned;
•	our ability to locate licensees who can design, manufacture and distribute consumer branded products;
•	our ability to maintain strong relationships with our licensees;
•	the demand for our licensed products in the United States and internationally;
•	our ability to enter into license agreements both in the United States and internationally;
•	the ability of our licensees to meet their contractual obligations;
•	our ability to acquire new brands on commercially reasonable terms and integrate these brands into our ongoing business;
•	a decrease in the availability of financial resources at favorable terms;
•	our competitive position or changes in competitive actions by other companies;
•	our retention of key personnel;
•	general economic, market or business conditions; and
•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Item 1.         Business

Corporate Overview

We own a portfolio of consumer brands, including Ellen Tracy, William Rast, Revo, Caribbean Joe, Heelys, DVS, The Franklin Mint and People’s Liberation. We promote, market and license these brands and intend to pursue acquisitions of additional brands or rights to brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories.

In the second half of 2011, we changed our business model to focus on licensing and brand management. Prior to this, we designed, marketed and provided, on a wholesale basis, branded apparel and apparel accessories, as well as operated retail stores to sell our branded products. In the second half of 2011, we discontinued our wholesale distribution of branded apparel and apparel accessories, liquidated our existing inventory and closed our remaining retail stores. To reflect our business transition, in March 2012, we changed our corporate name from People’s Liberation, Inc. to Sequential Brands Group, Inc.

Our principal offices are located at 1065 Avenue of the Americas, 30th Floor, New York, NY 10018 and our telephone number is (646) 564-2577. We were incorporated under the laws of the State of Delaware in 1982. Our corporate website address is www.sequentialbrandsgroup.com. The information contained on our website is not part of this report.

Licensing and Brand Management Business

Overview

Our objective is to build a diversified portfolio of lifestyle consumer brands by growing our existing portfolio and by acquiring new brands. To achieve this objective, we intend to:

•	Increase licensing of existing brands by adding additional product categories, expanding the brands’ distribution and retail presence and optimizing sales through innovative marketing that increases consumer awareness and loyalty;
•	Develop international expansion through additional licenses, partnerships, joint ventures and other arrangements with leading retailers and wholesalers outside the United States; and
•	Acquire consumer brands or the rights to such brands with high consumer awareness, broad appeal, applicability to a range of product categories and an ability to diversify our portfolio. In assessing potential acquisitions or investments, we primarily evaluate the strength of the targeted brand as well as the expected viability and sustainability of future royalty streams.

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

We currently have more than 50 licensees, up from eight at the end of 2012, almost all of which are wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of our business strategy, we have previously entered into (and expect in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

Each of our licensees has a stipulated territory or territories, as well as distribution channels in which the licensed products may be sold. Currently, the majority of our revenues are from U.S. based licenses, but we intend to increase the monetization of our trademarks internationally through additional licenses, partnerships and other arrangements.

Our license agreements typically require the licensee to pay royalties based upon net sales with guaranteed minimum royalties in the event that net sales do not reach certain specified targets. Our license agreements also typically require the licensees to pay certain minimum amounts for the marketing and advertising of the respective licensed brands. As of January 2014, we have contractual rights to receive from all of our licensees approximately $80 million in aggregate minimum royalty revenue through the balance of the current terms of such licenses, excluding any renewals.

We believe our new business model will enable us to use our brand management expertise to continue to grow our portfolio of brands and to generate new revenue streams without significantly changing our infrastructure. The benefits of this business model provide, among other things:

•	Financial upside without the typical risks associated with traditional operating companies;
•	Diversification by appealing to a broad demographic and distribution through a range of distribution channels;
•	Growth potential by expanding our existing brands into new categories and geographic areas and through accretive acquisitions; and
•	Limited or no operational risks as inventory and other typical wholesale operating risks are the responsibilities of our licensee partners.

Advertising and Public Relations

Our advertising and public relations expenditures for our brands are dedicated largely to creating and developing creative advertising concepts, hiring brand spokespersons, advertising in magazines, trade publications, outdoor locations and on the Internet, securing product placements and reaching appropriate arrangements with our licensees and key retail partners, including in-store fixturing, signage and co-op advertising programs. Further, we believe that social media is a key element of brand advertising and we actively promote our brands through Facebook®, Twitter®, Tumblr® and other social media portals. In addition, we further promote our brands online through e-mail blasts, banner advertisements, contests, sweepstakes and other interactive activities.

Some of our license agreements require the payment of an annual advertising fee by the licensee or that the licensee spend a minimum required amount each year on adverting activities, and in many cases, our licensees supplement the marketing of our brands by performing additional advertising services, subject to our oversight and approval.

Description of Our Brands

Ellen Tracy

The Ellen Tracy brand, acquired on March 28, 2013, was founded in 1949 and has grown into a leading fashion brand distributed in premium department and specialty stores. The evolution of the brand continued in 2010, when Macy’s became the exclusive department store retailer for Ellen Tracy and Ellen Tracy Bronze Label sportswear, and the brand began launching internationally. In addition, the brand has expanded to include collections for footwear, outerwear, legwear, hosiery, belts, eyewear, fragrance, handbags, jewelry and home. Licensees for Ellen Tracy include Li & Fung USA for sportswear, handbags and swimwear; G-III Apparel Group Ltd. for outerwear and dresses and Komar for intimates apparel, sleepwear and shape wear. Ellen Tracy is currently available in over 13,000 selling locations worldwide. On November 28, 2013, we announced the expansion of distribution in South Korea through a license with DHOW Enterprise Company, the extension of three existing licensing agreements and the signing of a new license agreement for high-end handmade rugs.

William Rast

The William Rast brand, one of our legacy brands, was conceptualized and founded by Justin Timberlake and Trace Ayala in 2005. Originally comprised only of denim, the brand has expanded into a complete lifestyle collection, including sportswear, outerwear and leather products. Grounded in the iconography of American denim heritage and biker culture, yet presented in a contemporary context, the William Rast brand has become recognized worldwide as a global fashion brand, known for delivering quality, detail, design and comfort.

We are currently executing a new global strategy for the William Rast brand, which includes launches at select department stores around the world. The execution of this strategy began in Fall 2013 with the launch of William Rast men’s and women’s apparel and outerwear in Hudson’s Bay retail stores and e-commerce sites across Canada. The next step of this global strategy is the European launch in April 2014 in select department stores in Germany, Italy, Switzerland and the United Kingdom, with leading retailers in each geographical area and the planned re-launch of the brand in Fall 2014 in the U.S. market with a key retail partner and licensees in multiple categories.

Revo

On August 2, 2013, we acquired the Revo brand from Oakley, Inc. (“Oakley”), a division of Luxottica. Founded in 1985, Revo has become a global performance eyewear brand known as the leader in polarized lens technology. Revo sunglasses were first created by utilizing lens technology that NASA developed as solar protection for satellites and the brand has continued to build on its tradition of technology and innovation by offering the clearest and most advanced high-contrast polarized sunglasses available. Designed for the active consumer, the Revo eyewear collection is available at Sunglass Hut Trading, LLC’s (“Sunglass Hut”) stores and other premium retail locations worldwide.

In connection with our acquisition of Revo, we entered into a license and supply agreement with Oakley and Sunglass Hut, pursuant to which we granted Oakley the right to continue to manufacture and sell Revo eyewear through Sunglass Hut and its affiliated stores for the twelve-month period following the closing and Sunglass Hut committed to purchase certain minimum amounts of Revo eyewear for a minimum period of two years following the expiration of the Oakley license.

In addition, upon the closing of the acquisition of the Revo brand, we entered into a long-term license agreement with B. Robinson Optical, Inc. (“B. Robinson”), a leading eyewear company, pursuant to which B. Robinson was granted the exclusive right, subject to the terms of the Oakley agreement, to design, manufacture, market and distribute Revo sunglasses and related products in North America and certain distribution channels throughout the world.

Caribbean Joe

The Caribbean Joe brand, acquired on March 28, 2013, is an island inspired lifestyle brand distributed in more than 10,000 retail locations worldwide with product categories that include men’s and women’s apparel, luggage, home textiles, swimwear and accessories. Caribbean Joe licensees include the Moret Group for intimate apparel, outerwear and women’s sportswear and Bernette Textile Co. for men’s sportswear. On October 21, 2013, we announced the extension of our licenses with Bernette Textile Co., the Moret Group and a third existing licensee and agreements with five new licensees in various home-product categories. The Caribbean Joe brand is distributed in the United States, Canada, Mexico and Japan. Current plans include expansion into China and Indonesia.

Heelys

We acquired the Heelys brand on January 24, 2013. Founded in 1999, the Heelys brand was a breakout success in the world of action sports among children and teens with its innovative, patented dual purpose wheeled footwear, which incorporates a stealth, removable wheel in the heel. Today, Heelys is rapidly growing into the ultimate kid’s active lifestyle brand, expanding into other wheeled categories, bags, backpacks and back-to-school accessories. Heelys has grown from 2,000 doors internationally to over 6,000 doors and is currently sold in approximately 70 countries around the world.

In connection with the acquisition of the Heelys brand, we entered into a multi-country license agreement (the “Heelys License Agreement”) with BBC International LLC (“BBC”). The Heelys License Agreement grants BBC the exclusive rights to use the Heelys trademarks and certain other proprietary rights, including patents, in connection with the manufacturing, distribution, advertising and sale of wheeled footwear and footwear without wheels, subject to the terms and conditions stated in the Heelys License Agreement. The initial term of the Heelys License Agreement continues through June 30, 2019 and may be renewed by BBC for two additional five-year periods. In addition, the Heelys brand has been licensed in the U.S. for backpacks and kids accessories.

DVS

In June 2012, we acquired a 65% interest in the DVS brand, through a joint venture with Elan Polo International, Inc. (“Elan Polo”), a global organization which designs, sources and delivers men's, women's, and children's shoes to retailers around the world. The DVS brand is a leading global footwear brand in the action sports industry with significant brand recognition and is best known for its great style, technical features and the input of some of the best action sports athletes in the world.

Also, as part of the DVS acquisition, we entered into an exclusive license agreement with Elan Polo, pursuant to which Elan Polo was granted worldwide rights, subject to certain exceptions, to use the DVS trademarks in connection with the design, manufacture, distribution, marketing and sale of men’s, women’s and children’s footwear. The initial term of the license agreement continues through December 31, 2019, and may be extended by Elan Polo for two additional five-year periods. In addition, the DVS brand has been licensed in the U.S. for bags, backpacks and accessories for sale through specialty skating retailers.

The Franklin Mint

We acquired The Franklin Mint brand on November 1, 2013. Celebrating its 50th anniversary in 2014, The Franklin Mint is well-known in the collectible and gift giving arena with its mission of delivering quality, integrity and creativity. The Franklin Mint brand is currently licensed to TN Marketing, LLC in the United States, its territories and possessions and Canada for limited edition collectible products, including coins and stamps and die cast items. Also, in connection with our acquisition of the brand, we granted the sellers a limited license to use The Franklin Mint brand in connection with a Presidential Continuity Program for a term continuing through 2016. Future plans for The Franklin Mint brand include a continuation of the brand’s heritage to commemorate the events and milestones of people’s lives with timeless keepsake items and the introduction of additional offerings through new expanded channels of distribution.

People’s Liberation

The People’s Liberation brand, one of our legacy brands, is known for its hand-crafted premium denim line with superior fit and silhouette combined with its unique back pocket details and wash features. The brand is also associated with fashionable knit T-shirts, tops, dresses and leggings. Currently, the brand is licensed in the United States to Collection Jeans Limited, LLC for a wide variety of men’s and women’s apparel products.

Competition

Our brands are subject to extensive competition from various domestic and foreign brands. Each brand has a number of competitors within each of its specific product categories and distribution channels who have the ability to compete with us and our licensees in terms of design, fashion, quality, price and/or advertising.

In addition, we face competition for new licenses and brand acquisitions. Companies owning established brands may decide to enter into licensing arrangements with wholesalers or retailers similar to the ones we currently have in place, thus creating direct competition. Similarly, the retailers that currently sell our licensed products may decide to develop or acquire brands directly, rather than purchase products on a wholesale basis from our licensees, which could make it more difficult for our licensees to achieve their sales targets.

We also compete with traditional apparel and consumer brand companies and with other brand management companies for acquisitions.

Trademarks

Our trademarks, Ellen Tracy, William Rast, Revo, Caribbean Joe, Heelys, DVS, The Franklin Mint and People’s Liberation and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a broad range of product categories, including footwear, eyewear, apparel, fragrance, handbags, watches and various other goods. We intend to renew these registrations as appropriate prior to their expiration. In addition, we register our trademarks in other countries and regions around the world. We also have domestic, foreign and international intellectual property coverage for the technology and designs incorporated into Heelys wheeled footwear and own the rights to more than 83 issued patents, pending patents applications and industrial designs in more than 25 countries.

We monitor on an ongoing basis unauthorized use and filings of our trademarks and patents and rely primarily upon a combination of federal, state, and local laws, as well as contractual restrictions, to protect our intellectual property rights, both domestically and internationally.

Seasonality

Our business is affected by seasonality in the businesses of many of our licensees. Historically, this has resulted in higher revenues during our fourth quarter, which is the holiday retail season in the United States. We recognized 47% and 35% of our annual revenues during the fourth quarter of 2013 and 2012, respectively.

Employees

As of March 21, 2014, we have a total of 23 employees and area-specific consultants working to support our continuing operations. None of our 17 full-time employees are represented by a labor union. We consider our relationship with our employees to be satisfactory.

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

Our revenues are almost entirely dependent on royalty payments made to us under our licensing agreements. Although the licensing agreements for our brands usually require the advance payment to us of a portion of the licensing fees and in most cases provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimums or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. Our failure to monitor our licensees’ compliance with the license agreements or take appropriate corrective action when necessary may subject our intellectual property assets to cancellation, loss of rights or diminution in value. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimums) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk. This, in turn, could decrease our potential revenues and harm our stock price.

Our business is dependent on continued market acceptance of our brands and the products of our licensees bearing these brands.

Although most of our licensees guarantee minimum net sales and minimum royalties to us, a failure of our brands or of products bearing our brands to achieve or maintain market acceptance could cause a reduction of our licensing revenues. Moreover, such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current licenses upon their expiration or enter into new or additional licenses for our trademarks. In addition, if a devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. Continued market acceptance of our brands and our licensees’ products, as well as market acceptance of any future products bearing our brands, is subject to a high degree of uncertainty, made more so by constantly changing consumer tastes and preferences. Maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks will require our continuing marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance, or sales of our licensees’ products. Furthermore, while we believe that we currently maintain sufficient control over the products our licensees’ produce through the provision of trend and design direction and our contractual rights to preview and approve products, including their presentation and packaging, we do not actually design or manufacture products bearing our marks and therefore have more limited control over the quality and design of such products.

If we are unable to identify and successfully acquire additional brands, our rate of growth may be reduced, and even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

A key component of our growth strategy is the acquisition of additional brands. We recently acquired Revo in August 2013 and The Franklin Mint in November 2013, and are continually exploring new acquisition opportunities. However, we face extensive competition for new brand acquisitions, both from other brand management companies as well as traditional consumer brand companies, retailers and private equity groups, which could increase the price of the acquisitions and make it more difficult for us to find suitable acquisition targets. In addition, even if we successfully acquire additional brands or the rights to use additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

Although we seek to temper our acquisition risks, all acquisitions, whether they are of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

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

Acquiring additional brands could also have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. Moreover, as discussed below, our ability to grow through the acquisition of additional brands will also depend on the availability of capital to complete the necessary acquisition arrangements. In the event that we are unable to obtain debt financing on acceptable terms for a particular acquisition, we may elect to pursue the acquisition through the issuance by us of shares of our common stock (and, in certain cases, convertible securities) as equity consideration, which could dilute our common stock because it could reduce our earnings per share, and any such dilution could reduce the market price of our common stock unless and until we were able to achieve revenue growth or cost savings and other business economies sufficient to offset the effect of such an issuance. As a result, there is no guarantee that our stockholders will achieve greater returns as a result of any future acquisitions we complete.

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

We have experienced rapid growth in recent years. If we fail to manage this or any future growth, our business and operating results could be harmed.

Our business has grown dramatically since the beginning of 2012. For example, our revenue increased from $5.3 million for fiscal year 2012 to $22.7 million for fiscal year 2013. Our growth has largely resulted from our acquisition of new brands of various sizes. During this period, we acquired several brands (or rights to use those brands and trademarks) and increased our total number of licensees approximately six-fold. Furthermore, we continue to evaluate and pursue appropriate acquisition opportunities to the extent we believe that such opportunities would be in the best interests of our company and our stockholders. This significant growth has placed considerable demands on our management and other resources and continued growth could place additional demands on such resources. Our ability to compete effectively and to manage future growth, if any, will depend on the sufficiency and adequacy of our current resources and infrastructure and our ability to continue to identify, attract and retain personnel to manage our brands and the businesses we may acquire. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our operations and properly oversee our brands. The failure to support our operations effectively and properly oversee our brands could cause harm to our brands and have a material adverse effect on our brands’ fair values and our business, financial condition and results of operations. In addition, we may be unable to leverage our core competencies in managing apparel brands to managing brands in new product categories or other businesses we may acquire.

Because of the intense competition within our licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to continue to compete successfully.

Our trademark licenses are for products primarily in the apparel, footwear, eyewear and fashion accessories markets, in which our licensees face intense competition. In general, competitive factors include quality, price, style, name recognition and service. In addition, various fads and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brand names. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

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

A substantial portion of our licensing revenue is concentrated with a limited number of licensees such that the loss of any of such licensees could decrease our revenue and impair our cash flows.

Our three largest licensees accounted for approximately 18%, 11% and 10%, respectively, of our total revenue for fiscal year 2013. Because we are dependent on these licensees for a significant portion of our licensing revenue, if any of them (i) were to have financial difficulties affecting their ability to make payments, (ii) decided not to renew or extend any existing agreement with us, or (iii) significantly reduced its sales of licensed products under any of these agreements, and we were not able to replace the revenue generated by such licensees, then our revenue and cash flows could be reduced substantially. As previously announced, in December 2013, our direct-to-retail license for the William Rast brand with JC Penney Corporation, Inc. (“JC Penney”), one of our three largest licensees as of December 31, 2013, was amended to provide that the term of the license will end on June 30, 2014, rather than January 31, 2016 as provided in the original agreement. While we are currently working on plans to re-license the William Rast brand in the United States to multiple licensees with a key retail partner (as further described in Item 1 – Licensing and Brand Management Business), there is no certainty that we will be able to replace the royalties generated under the JC Penney license under these proposed new arrangements or otherwise.

We may not be able to adequately protect our intellectual property rights.

We own, through our wholly-owned and majority-owned subsidiaries, U.S. federal trademark registrations and foreign trademark registrations for our brands that are vital to the success and further growth of our business. In addition, we own domestic, foreign and international intellectual property registrations for the technology and designs incorporated into Heelys wheeled footwear and Revo eyewear. The loss of or inability to enforce our proprietary rights could adversely affect our business. For instance, if any third party independently develops similar products to those marketed and distributed by our licensees or manufactures knock-offs of such products, it may harm the reputation of our brands, decrease their value and/or cause a decline in our licensees’ sales and thus our revenues. Additionally, the laws of foreign countries may provide inadequate protection of intellectual property rights, making it difficult to enforce such rights in those countries.

We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources and negatively impact our business operations. In addition, notwithstanding the rights we have secured in our intellectual property, third parties may bring claims against us or our licensees alleging that we or our licensees have infringed on their intellectual property rights or that our or our licensees’ intellectual property rights are not valid. Any claims against us or our licensees, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse effect on our business. In addition, to the extent that any of our intellectual property assets is deemed to violate the proprietary rights of third parties in any litigation or proceeding or as a result of any claim, then we and our licensees may be prevented from using it, which could cause a breach or termination of certain license agreements. If our licensees are prevented from using our intellectual property, this could adversely impact the revenues of our licensees with respect to those intellectual property assets, and thus the royalty payments over and above the guaranteed minimums could be reduced as a result of the licensees’ inability to continue using our intellectual property. Litigation could also result in a judgment or monetary damages being levied against us and our licensees.

We are dependent upon the services of our Chief Executive Officer, Yehuda Shmidman, and our Chief Financial Officer, Gary Klein. If we lose the services of Mr. Shmidman or Mr. Klein, we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

Our success is largely dependent upon the expertise and knowledge of our Chief Executive Officer, Mr. Yehuda Shmidman, and our Chief Financial Officer, Mr. Gary Klein, whom we rely upon to formulate our business strategies. Mr. Shmidman’s and Mr. Klein’s leadership and experience in the licensing industry is important to the successful implementation of our business and marketing strategy. We do not carry key person life insurance covering any of our executives. The loss of the services of Mr. Shmidman or Mr. Klein could have a material adverse effect on our business prospects, financial condition, results of operations and liquidity.

Our William Rast business is a collaboration with Tennman WR-T, Inc., an entity owned in part by Justin Timberlake, and our DVS business is a collaboration with Elan Polo. Should our relationship with any of our business partners deteriorate, our sales and profitability may be negatively impacted.

Certain of our consolidated subsidiaries that we manage have the exclusive rights to manufacture clothing and accessories under the William Rast trade name or DVS trade name, as applicable. We share ownership of subsidiaries that conduct our William Rast business with Tennman WR-T, Inc. (“Tennman WR-T”), an entity controlled by Justin Timberlake, and we share ownership of DVS Footwear International, LLC (“DVS LLC”), the entity that conducts our DVS business, with Elan Polo. In the event that our relationships with either or both of these business partners deteriorate, our sales and profitability may be negatively impacted.

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

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers and distributors, who license our brands. Consumer spending has deteriorated significantly and may remain depressed, or be subject to further deterioration for the foreseeable future. The worldwide apparel and consumer products industries are heavily influenced by general economic cycles. Purchases of apparel, footwear, eyewear and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industry, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, our licensees may not be able to maintain or increase sales of our branded products to existing customers, make sales to new customers, open or operate new retail stores or maintain sales levels at existing stores. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy.

Our common stock may not meet the continued listing requirements for NASDAQ, in which case our common stock could be delisted.

Our common stock began trading on the NASDAQ Stock Market LLC (“NASDAQ”) on September 24, 2013. NASDAQ requires us to continue to meet certain listing standards, including standards related to our stockholders' equity and stock price. There can be no assurance that we will continue to satisfy the requirements for continued listing on NASDAQ, in which case our common stock could be delisted by NASDAQ. A delisting of our common stock on the NASDAQ would reduce the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to access the public capital markets.

The market price of our common stock has been, and may continue to be, volatile, which could reduce the market price of our common stock.

The publicly traded shares of our common stock have experienced, and may continue to experience, significant price and volume fluctuations. This market volatility could reduce the market price of our common stock, regardless of our operating performance. The price of our common stock that will prevail in the market after the sale of the shares of common stock by the selling stockholders may be higher or lower than the price you have paid.

The trading price of our common stock could also change significantly over short periods of time in response to actual or anticipated variations in our quarterly operating results, announcements by us, our licensees or our respective competitors, factors affecting our licensees’ markets generally and/or changes in national or regional economic conditions, making it more difficult for shares of our common stock to be sold at a favorable price or at all. The market price of our common stock could also be reduced by general market price declines or market volatility in the future or future declines or volatility in the prices of stocks for companies in the trademark licensing business or companies in the industries in which our licensees compete.

We have a limited trading volume and shares eligible for future sale by our current stockholders may adversely affect our stock price.

To date, we have had a very limited trading volume in our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered and could have a disproportionately adverse impact on our share price.

Future sales of our common stock may cause the prevailing market price of our shares to decrease. In addition, the future issuance of common stock may dilute the holdings of our then existing stockholders.

We have issued a substantial number of shares of common stock that are eligible for resale under Rule 144 (“Rule 144”) promulgated under the Securities Act of 1933, as amended (“Securities Act”), and that may become freely tradable. In January 2013 and July 2013, we sold an aggregate of approximately 13,000,000 shares of our common stock in two private placement transactions. We subsequently filed a registration statement that was declared effective by the Securities and Exchange Commission (the “SEC”), pursuant to which certain of these shares may be resold on the open market. Furthermore, in March 2013, we issued approximately 2.8 million shares of restricted stock in a private placement transaction in connection with the Ellen Tracy and Caribbean Joe Acquisition (as defined below). We have also issued warrants and options to purchase our common stock. If the holders of our warrants and options choose to exercise their purchase rights and sell the underlying shares of common stock in the public market, or if holders of the shares issued in connection with the private placement transactions or the Ellen Tracy and Caribbean Joe Acquisition decide to sell their shares in the public market, or if the other holders of the currently restricted shares of our common stock choose to sell such shares in the public market under Rule 144 or pursuant to an effective registration statement, the prevailing market price for our common stock may decline. In addition, we may issue additional shares of common stock in connection with acquisitions or for other business purposes, which could dilute the holdings of our then existing stockholders.

As a former shell company, resales of shares of our restricted common stock in reliance on Rule 144 are subject to additional requirements and Rule 144 may not be available at all if we fail to comply with our reporting obligations.

From time to time we have issued shares of our common stock in transactions exempt from registration requirements, and such shares are “restricted securities” within the meaning of Rule 144. Rule 144 generally permits the resale, subject to various terms and conditions, of restricted securities after they have been held for six months. However, because of our status as a former shell company, Rule 144 is unavailable for the resale of our restricted common stock unless (i) we have satisfied certain reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the twelve months preceding the time of sale, and (ii) at least one year has elapsed since we filed “Form 10 information” with the SEC. We filed Form 10 Information with the SEC in 2005 and, since that date, have satisfied our reporting requirements under the Exchange Act. However, there can be no assurances that future reports or other materials will be filed as necessary to maintain the availability of the exemption under Rule 144. If we fail to comply with our reporting obligations under the Exchange Act, Rule 144 will not be available to holders of our restricted common stock, which may limit the holders’ ability to sell such shares. In addition, because of the on-going reporting requirements under Rule 144, restrictive legends on certificates for shares of our common stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of the Securities Act.

We do not foresee paying dividends in the near future.

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing licensing operations, further develop our brands and finance the acquisition of additional brands.

Our largest stockholder controls almost 30% of our common stock and has appointed two members to our board of directors, which may enable the stockholder, alone or together with our other significant stockholders, to exert influence over corporate transactions and other matters affecting the rights of our stockholders.

As of December 31, 2013, Tengram Capital Partners Gen2 Fund, L.P. (“Tengram”) beneficially owned 28.9% of our outstanding shares of common stock. In addition, two current members of our board of directors (the “Board”), Mr. William Sweedler and Mr. Matthew Eby, are principals of Tengram. As a result, Tengram may be able to exercise substantial influence over the Board and matters requiring stockholder approval, including the election of directors and approval of significant corporate actions, such as mergers and other business combination transactions.  Furthermore, as of December 31, 2013, three of our other significant stockholders beneficially own, in the aggregate, approximately 28.6% of our outstanding shares of common stock. If two or more of these stockholders vote their shares in the same manner, their combined stock ownership may effectively give significant influence over the election of our entire Board and significant influence over our management, operations and affairs. Circumstances may occur in which the interests of these stockholders could be in conflict with the interests of other stockholders. The voting power of these stockholders could also discourage others from seeking to acquire control of the company, which may affect the market price of our common stock.

We are subject to a number of restrictive covenants under our borrowings relating to the Ellen Tracy and Caribbean Joe Acquisition, including customary operating restrictions and customary financial covenants. Our business, results of operations and financial condition may be adversely affected if we are unable to maintain compliance with such covenants.

In order to finance the Ellen Tracy and Caribbean Joe Acquisition, we entered into a First Lien Loan Agreement (as defined below) with Bank of America, N.A., and a Second Lien Loan Agreement (as defined below) with Pathlight Capital, LLC (together, the “Loan Agreements”). The Loan Agreements are guaranteed jointly and severally by our U.S. subsidiaries. Our obligations under the Loan Agreements and the associated guarantees are secured by first priority liens (subject, in the case of the Second Lien Loan Agreement, to the liens under the First Lien Loan Agreement) on, and security interests in, substantially all of the assets of us and each of our subsidiaries, subject to certain exceptions. The Loan Agreements contain a number of restrictive covenants, representations and warranties, including those relating to the intellectual property that we and our subsidiaries own and the status of our material license agreements. In addition, the Loan Agreements include covenants and events of default relating to our income levels, loan to value ratios and cash balances, as well as limitations on further indebtedness, liens on the assets of us and our subsidiaries, consummation of acquisitions, dispositions and other fundamental changes, and restrictions on issuing dividends and other restricted payments, and equity interests.

If our business, results of operations or financial condition are adversely affected by one or more of the risk factors described above, or other factors described in this annual report on Form 10-K or elsewhere in our filings with the SEC, we may be unable to maintain compliance with these financial covenants. If we fail to comply with such covenants, our lenders under the Loan Agreements could demand immediate payment of amounts outstanding under each Loan Agreement. Under such circumstances, we would need to seek alternate financing sources to fund our ongoing operations and to repay amounts outstanding and satisfy our other obligations under our existing borrowing and financing arrangements. Such financing may not be available on favorable terms, if at all. Consequently, we may be restricted in how we fund ongoing operations and strategic initiatives and deploy capital and in our ability to make acquisitions. As a result, our business, results of operations and financial condition may be further adversely affected if we are unable to maintain compliance with the covenants under the Loan Agreements.

Our level of indebtedness could adversely affect our financial condition and results of operations.

As of December 31, 2013, we had approximately $58 million of indebtedness. Our indebtedness could have important consequences for stockholders and significant effects on our business. For example, it could make it more difficult for us to satisfy our financial obligations; increase our vulnerability to general adverse economic, industry and competitive conditions; reduce the availability of our cash flow to fund working capital and capital expenditures because we will be required to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness; limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; place us at a competitive disadvantage compared to our competitors that are less highly leveraged and that, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting; and limit our ability to borrow additional funds. Each of these factors may have a material and adverse effect on our financial condition and viability. Our ability to satisfy any other debt obligations will depend on our future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors affecting us and our industry, many of which are beyond our control.

Our lenders have rights that are senior to those of our common stockholders.

Payments of the principal and interest under the Loan Agreements entered in connection with the Ellen Tracy and Caribbean Joe Acquisition are secured by first and second priority liens on, and security interests in, substantially all of our assets. We must make payments under the Loan Agreements before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the claims of our lenders must be satisfied before any distributions can be made on our common stock. As a result, our common stockholders would receive distributions only after priority distributions to our lenders are satisfied and may receive nothing in the event of our bankruptcy, dissolution or liquidation.

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

As of December 31, 2013, goodwill represented approximately $1.2 million, or approximately 1% of our total consolidated assets, and intangible assets represented approximately $115.7 million, or approximately 75% of our total consolidated assets. Under current accounting principles generally accepted in the United States of America (“GAAP”), goodwill and indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. Our trademarks are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Our use of certain tax attributes may be limited.

We have significant net operating losses (“NOLs”). A valuation allowance has been provided as of December 31, 2013 for the entire amount of our deferred income tax assets, which is mainly related to NOL carryforwards and definite-lived intangible assets. As of December 31, 2013, the total NOLs available to carry forward to future periods amounted to approximately $37.1 million. We issued our variable rate senior secured convertible debentures due January 15, 2015 (the “Debentures”), warrants to purchase our common stock and shares of Series A Preferred Stock to TCP WR Acquisition, LLC (“TCP WR”) in February 2012. As a result of TCP WR’s investment, in February 2012, we experienced an “ownership change” under Section 382 of the Internal Revenue Code (the “Code”), limiting our utilization of any NOLs generated through February 2012 based upon a formula provided under Section 382 of the Code that is based on our fair market value and prevailing interest rates at the time of the ownership change. In addition, $13.1 million of these federal NOLs were acquired through the stock acquisition of Heelys, Inc. (“Heelys”) and are also subject to a separate limitation under the Code. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of NOLs as a result of TCP WR’s investment could affect our ability to offset future taxable income.

Certain provisions of our corporate documents could delay or prevent a change of control, even if that change would be beneficial to stockholders, or could have a material negative impact on our business.

Certain provisions in our amended and restated certificate of incorporation may have the effect of deterring transactions involving a change in control of us, including transactions in which stockholders might receive a premium for their shares. Our amended and restated certificate of incorporation currently authorizes 150,000,000 shares of common stock to be issued. Based on our outstanding capitalization as of December 31, 2013, and assuming the exercise of all outstanding options and warrants, there are still a substantial number of shares of common stock available for issuance by the Board without stockholder approval, including shares held in treasury. Our amended and restated certificate of incorporation also provides for the issuance of up to 10,000,000 shares of preferred stock, in one or more series, with such designations, rights and preferences as may be determined from time to time by our Board. The authorization of preferred shares empowers the Board, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the common stock. If issued, the preferred stock could also dilute the holders of our common stock and could be used to discourage, delay or prevent a change of control of us.

If we cease to be a “smaller reporting company” in the future, we will be required to obtain an auditor’s attestation on the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002. Complying with this requirement will increase our accounting costs, and any delay or difficulty in satisfying this requirement could adversely affect our future results of operations and our stock price.

We plan on building our Company through both organic and acquisition growth. If we follow our strategy of acquiring new business and branded intellectual property, we expect that our revenues and market capitalization will increase. A significant increase in either could cause us to lose our “smaller reporting company” status. As a smaller reporting company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an independent registered public accounting firm to test the internal control over financial reporting of public companies, and to report on the effectiveness of such controls. If our status as a smaller reporting company changes, we may be required to comply with this auditor attestation requirement. We expect that compliance with this requirement would increase our financial compliance costs and make our audit process more time consuming and costly. In addition, we may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we may acquire. If so, we cannot be certain that any remedial measures we take will ensure that we have adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if it becomes necessary for our independent registered public accounting firm to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting and it is unable to do so, investors could lose confidence in the reliability of our financial statements. Any failure to implement required new or improved controls, or difficulties or significant costs encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations, which could adversely affect our business and reduce our stock price.

Item 1B.        Unresolved Staff Comments

None.

Item 2.           Properties

We lease approximately 7,500 square feet of office and showroom space, as well as office equipment, in New York for our corporate headquarters under a lease agreement that expires on December 31, 2016.

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

Stockholder Derivative Complaint – Settled

On January 17, 2012, RP Capital, LLC (“plaintiff”) filed a stockholders’ derivative complaint in the Superior Court of the State of California, County of Los Angeles, against the Company and former directors Colin Dyne, Kenneth Wengrod, Susan White and Dean Oakey. The case alleged that the defendants (i) breached their fiduciary duties to the Company for failing to properly oversee and manage the Company, (ii) certain defendants were unjustly enriched, (iii) abused their control, (iv) grossly mismanaged the Company, (v) wasted corporate assets, (vi) engaged in self-dealing, and (vii) breached their fiduciary duties by disseminating false and misleading information.  The plaintiffs sought (i) judgment against the defendants in favor of the Company for the amount of damages sustained by the Company as a result of the defendants’ alleged breaches of their fiduciary duties; (ii) judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws; (iii) an award to the Company of restitution from the defendants and an order from the court to disgorge all profits, benefits and other compensation obtained by the defendants from their alleged wrongful conduct and alleged fiduciary breaches and (iv) an award of costs and disbursements of the action, including reasonable fees for professional services. The parties agreed upon a settlement in the action. The court granted final approval of the settlement on March 12, 2013 and dismissed the case on the same day. Pursuant to the settlement, the Company was required, subject to certain exceptions, to implement and maintain in effect for a period of three years certain corporate governance initiatives. The Company is in compliance with all of its obligations pursuant to the settlement agreement. The settlement did not include any cash payment for damages.

Item 4.        Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Effective September 24, 2013, we commenced trading our shares of common stock on NASDAQ under the trading symbol “SQBG.” Prior to that, our common stock was quoted on the OTCQB over-the-counter market under the symbol “SQBG.” The following table sets forth, for the periods indicated, the high and low sales prices for the common stock, as determined from quotations on NASDAQ from September 24, 2013 and the high and low bid information for the common stock from the OTCQB over-the-counter market through September 23, 2013. The information has been adjusted to reflect a 1-for-15 reverse stock split of our common stock which took effect on September 11, 2012. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and, for the bid quotes from the OTCQB over-the-counter market, may not represent actual transactions.

	High	Low
Year Ended December 31, 2013
First Quarter	$7.75	$4.75
Second Quarter	$6.80	$5.45
Third Quarter	$6.03	$5.40
Fourth Quarter	$6.00	$5.00

Year Ended December 31, 2012
First Quarter	$7.65	$0.82
Second Quarter	$5.70	$1.80
Third Quarter	$5.25	$1.80
Fourth Quarter	$6.50	$4.01

On March 21, 2014, the closing sales price of our common stock as reported on NASDAQ was $7.90 per share. As of March 21, 2014, there were approximately 410 record holders of our common stock.

Dividends

Since January 1, 2006, we have not paid or declared cash distributions or dividends on our common stock. We do not intend to pay cash dividends on our common stock in the near future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the Board based upon our earnings, financial condition, capital requirements, contractual obligations which may prohibit the payment of dividends, including our current or any future indebtedness, and other relevant factors.

Recent Sales of Unregistered Securities

The following information relates to sales of unregistered securities during the period covered by this annual report on Form 10-K that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K. Each of the transactions described below was conducted in reliance upon the exemptions from registration provided in Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder.

On July 25, 2013, Mr. Al Gossett, a member of our Board, was awarded 7,752 shares of our common stock, par value $0.001 per share. The shares will vest on May 1, 2014.

On May 1, 2013, in connection with Mr. Gary Johnson’s and Mr. Stewart Leonard Jr.’s appointments to our Board, Mr. Johnson and Mr. Leonard were each awarded 7,813 shares of our common stock, par value $0.001 per share. The shares will vest on May 1, 2014.

Item 6.     Selected Financial Data

Not applicable.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with the Consolidated Financial Statements of Sequential Brands Group, Inc. and Subsidiaries (the “Company”) and the “Notes to Consolidated Financial Statements” included elsewhere in this report. This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Sequential Brands Group, Inc. for the fiscal year ended December 31, 2013. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Amounts described in this section are in thousands, except share and per share data.

Licensing and Brand Management Business

We own a portfolio of consumer brands, including Ellen Tracy, William Rast, Revo, Caribbean Joe, Heelys, DVS, The Franklin Mint and People’s Liberation. We promote, market, and license these brands and intend to pursue acquisitions of additional brands or rights to brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. Currently, the majority of our revenues are from U.S. based licenses, but we intend to increase the monetization of our trademarks internationally through additional licenses, partnerships, and other arrangements, such as joint ventures. In our licensing arrangements, our licensing partners are responsible for designing, manufacturing and distributing our licensed products, subject to our continued oversight and marketing support. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a traditional operating company.

Our licensing agreements with leading retail and wholesale licensees provide us with a predictable stream of guaranteed minimum royalties. As of January 2014, we have contractual rights to receive from all of our brands, approximately $80 million in aggregate minimum royalty revenue through the balance of all of our current licenses, excluding any renewals.

We currently have more than 50 licensees, up from eight at the end of 2012, almost all of which are wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of our business strategy, we have previously entered into (and expect in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

Overview of Key 2013 Events

Acquisition of The Franklin Mint Brand

As further discussed in Note 6 to the accompanying consolidated financial statements, on November 1, 2013, we acquired The Franklin Mint brand, including all of the related intellectual property and certain other assets.

Listing on NASDAQ

Effective September 24, 2013, we commenced trading of shares of our common stock on NASDAQ under the trading symbol “SQBG.”

Acquisition of the Revo Brand

As further discussed in Note 6 to the accompanying consolidated financial statements, on August 2, 2013, we entered into the Revo Purchase Agreement pursuant to which we purchased the Purchased Assets from Oakley and certain of its affiliates for an aggregate purchase price of approximately $20,125 in cash. The Purchased Assets consisted of the Revo brand, including related intellectual property and certain other assets, including certain inventory which was simultaneously sold to the Company’s licensee.

2013 Private Placement Transaction

As further discussed in Note 22 to the accompanying consolidated financial statements, on July 25, 2013, we entered into securities purchase agreements (the “2013 PIPE Purchase Agreements”) with certain accredited investors (the “2013 PIPE Investors”), pursuant to which we sold, in a private placement transaction, an aggregate of 8,000,000 shares of our common stock, at a purchase price of $5.50 per share, for an aggregate offering amount of $44,000 (the “2013 PIPE Transaction”). Net proceeds, after the payment of legal and other expenses, amounted to approximately $40,750. As discussed further in Note 22 to the accompanying consolidated financial statements, we entered into the 2013 Registration Rights Agreements (as defined below) with the 2013 PIPE Investors on July 26, 2013 in connection with the 2013 PIPE Purchase Agreements. Pursuant to the 2013 Registration Rights Agreements, we filed a resale registration statement on Form S-1, which was declared effective by the SEC on December 3, 2013.

The 2013 PIPE Transaction was consummated on July 26, 2013, and a portion of the proceeds was used to fund the acquisition of the Revo and The Franklin Mint brands. We intend to use the remaining net proceeds for general corporate purposes, including other potential business acquisitions, and to pay the fees and expenses associated therewith.

Ellen Tracy and Caribbean Joe Acquisition and Related Financing

As further discussed in Note 6 to the accompanying consolidated financial statements, on March 28, 2013, we entered into the BM Purchase Agreement, pursuant to which we acquired all of the outstanding equity interests of Brand Matter for an aggregate purchase price consisting of (i) approximately $62,285 of cash, subject to adjustment as set forth in the BM Purchase Agreement, (ii) 2,833,590 shares of our common stock, and (iii) 5-year warrants to purchase up to an aggregate of 125,000 shares of our common stock at an exercise price equal to $10.00 per share (the “Ellen Tracy and Caribbean Joe Acquisition”). In connection with the Ellen Tracy and Caribbean Joe Acquisition, we entered into (i) the First Lien Loan Agreement, which provides for term loans of up to $45,000, and (ii) the Second Lien Loan Agreement, which provides for term loans of up to $20,000. The proceeds from the term loans were used to fund the Ellen Tracy and Caribbean Joe Acquisition, repay existing debt, pay fees and expenses in connection with the foregoing, finance capital expenditures and for general corporate purposes. In connection with the Second Lien Loan Agreement, we also issued 5-year warrants to purchase up to an aggregate of 285,810 shares of our common stock at an exercise price of $4.50 per share. The Ellen Tracy and Caribbean Joe Acquisition was effected to complete our base platform through acquiring two strong brands, Ellen Tracy and Caribbean Joe, with a proven team. The term loans were drawn in full on March 28, 2013 and are required to be repaid on March 28, 2018. We are required to make quarterly scheduled amortization payments during the term of the Loan Agreements.

Conversion of the Debentures

As further discussed in Note 12 to the accompanying consolidated financial statements, on March 28, 2013, TCP WR converted the aggregate principal amount outstanding under our Debentures into 5,523,810 shares of our common stock at a conversion rate of $2.625 per share, as adjusted for the reverse stock split (the “Conversion Price”). At the time of the conversion, the aggregate principal amount outstanding under the Debentures was $14,500, plus accrued and unpaid interest. In connection with the conversion, we also redeemed all of the 14,500 issued and outstanding shares of Series A Preferred Stock held by TCP WR for a nominal fee of $14.50 (unrounded), pursuant to the Designation of Rights, Preferences and Limitations for the Series A Preferred Stock.

Acquisition of the Heelys Brand

As further discussed in Note 6 to the accompanying consolidated financial statements, on January 24, 2013, we completed our acquisition of the Heelys brand pursuant to the agreement and plan of merger, dated as of December 7, 2012 (the “Heelys Merger Agreement”), by and among us, Heelys and Wheels Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary. In accordance with the Heelys Merger Agreement, we acquired all of the outstanding shares of common stock of Heelys for $2.25 per share in cash, for an aggregate consideration of approximately $62,974. As further described in Note 6 to the accompanying consolidated financial statements, the acquisition was funded with cash and investments from both us and Heelys.

In connection with the acquisition of the Heelys brand, we entered into the Heelys License Agreement with BBC to license the trademark “Heelys” and all existing derivative trademarks. The Heelys License Agreement granted an exclusive, nontransferable, non-assignable license, without the right to sub-license, to use the Marks and certain proprietary rights, including patents, in connection with the manufacturing, distribution, advertising and sale of wheeled footwear and footwear without wheels, subject to the terms and conditions stated in the Heelys License Agreement. The term of the Heelys License Agreement expires on June 30, 2019.

2012 Private Placement Transaction

As further discussed in Note 21 to the accompanying consolidated financial statements, on December 21, 2012, we entered into a securities purchase agreement (the “2012 PIPE Purchase Agreement”) with certain accredited investors (the “2012 PIPE Investors”), pursuant to which we agreed to sell to the 2012 PIPE Investors an aggregate of 4,966,667 shares of our common stock, par value $0.001, at a purchase price of $4.50 per share, for a total offering amount of approximately $22,350 (the “2012 PIPE Transaction”). Net proceeds, after the payment of legal and other expenses, amounted to approximately $21,212.

The 2012 PIPE Transaction was consummated on January 9, 2013, and a portion of the proceeds was used to fund the acquisition of the Heelys brand. As discussed further in Note 21 to the accompanying consolidated financial statements, we entered into the Amended Registration Rights Agreement (as defined below) with the 2012 PIPE Investors on January 9, 2013, as amended on May 14, 2013, in connection with the 2012 PIPE Purchase Agreement.

Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for reporting periods beginning January 1, 2013. The adoption of this update did not have a material impact on the consolidated financial statements but may have an impact in future periods.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013 and the adoption did not have a material impact on the Company’s consolidated financial statements but may have an impact in future periods.

Critical Accounting Policies, Judgments and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements. On an on-going basis, we evaluate our estimates and judgments. We base our estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements are as follows:

Revenue Recognition. We have entered into various trade name license agreements that provide revenues based on minimum royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales. Minimum royalty and advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee's sales. Payments received as consideration of the grant of a license or advanced royalty payments are recognized ratably as revenue over the term of the license agreement and are reflected on the Company’s consolidated balance sheets as deferred license revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Revenue is not recognized unless collectability is reasonably assured. If licensing arrangements are terminated prior to the original licensing period, we will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable.

Impairment of Long-Lived Assets and Intangibles. Long-lived assets, representing trademarks, customer agreements and patents related to the Company’s brands, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite lived intangible assets are tested for impairment on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite lived intangible asset may not be recoverable. When conducting its annual indefinite lived intangible asset impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company's reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations.

Income Taxes. We are required to determine the aggregate amount of income tax expense or loss based upon tax statutes in jurisdictions in which we conduct business. In making these estimates, we adjust our results determined in accordance with generally accepted accounting principles for items that are treated differently by the applicable taxing authorities. Deferred tax assets and liabilities, as a result of these differences, are reflected on our consolidated balance sheet for temporary differences in loss and credit carryforwards that will reverse in subsequent years. We also establish a valuation allowance against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances are based, in part, on predictions that management must make as to our results in future periods. The outcome of events could differ over time which would require that we make changes in our valuation allowance.

We applied the guidance under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, as it relates to uncertain tax positions. The implementation of this guidance did not have a significant effect on our accounting and disclosures for income taxes. At December 31, 2013 and 2012, we have certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale operations subsidiary, and do not expect a material change in the next twelve months. Interest and penalties related to uncertain tax positions, if any, are reported in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include years ended December 31, 2010 through 2013.

Stock-Based Compensation. We account for stock-based compensation under ASC Topic 718, Compensation - Stock Compensation, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.

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

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

The following table sets forth, for the periods indicated, consolidated statements of operations information (certain items may not foot due to rounding):

	Years Ended December 31,		Change	Change
	2013	2012	(Dollars)	(Percentage)

Net revenue	$22,653	$5,274	$17,379	329.5%
Operating expenses	16,845	11,812	5,034	42.6%
Income (loss) from operations	5,808	(6,538)	12,346	NM
Other income	(488)	0	(488)	NM
Interest expense, net	15,589	829	14,760	1,780.6%
Loss before income taxes	(9,293)	(7,367)	(1,927)	26.2%
Provision for income taxes	1,849	27	1,822	NM
Loss from continuing operations	(11,142)	(7,394)	(3,749)	50.7%
Loss from discontinued operations, net of tax	(6,244)	(1,780)	(4,464)	250.8%
Consolidated net loss	(17,386)	(9,174)	(8,213)	89.5%
Net (income) loss attributable to noncontrolling interest	(588)	49	(637)	NM
Net loss attributable to Sequential Brands Group, Inc.	$(17,974)	$(9,125)	$(8,850)	97.0%

NM: Not Meaningful

The increase in net revenue for the year ended December 31, 2013, compared to the year ended December 31, 2012 is primarily attributable to the acquisition of several new brands during 2013 and a significant increase in the number of our licensees as a result of these acquisitions. Net revenue for the year ended December 31, 2013 consists primarily of license revenue earned from our license agreements related to the Ellen Tracy, William Rast, Revo, Caribbean Joe, Heelys, DVS, The Franklin Mint and People’s Liberation brands. Net revenue for the year ended December 31, 2013 includes eleven months of revenues related to our Heelys brand, as this brand was acquired on January 24, 2013, nine months of license revenue from our Ellen Tracy and Caribbean Joe brands, as these brands were acquired on March 28, 2013, five months of license revenue from our Revo brand, as this brand was acquired on August 2, 2013, and two months of revenue from The Franklin Mint brand, as this brand was acquired on November 1, 2013. Net revenue for the year ended December 31, 2012 includes license revenue earned only from our license agreements related to our William Rast, DVS and People’s Liberation brands, as we did not either own or license any of the other brands during that period. Net revenues for the year ended December 31, 2012 only include six months of revenues related to our DVS brand, as this brand was acquired on June 28, 2012.

Our expense structure for the years ended December 31, 2013 and 2012 is not representative of what we expect our normalized brand management and licensing business to be in the future as it includes a large amount of acquisition costs. Because we plan to make additional acquisitions in the future, we expect to incur acquisition costs in future years. Of the total operating expenses of $16,845 for the year ended December 31, 2013, approximately $4,856 are related to acquisition costs and approximately $11,989 are related to the day-to-day activities of our Company. Recurring operating expenses of $11,989 primarily consist of cash-based compensation of $3,301, professional fees of $2,183, advertising expenses of $1,583, stock-based compensation expense of $1,118, royalty expenses incurred under our agreement with Tennman WR-T of $855, travel and other travel-related expenses of $611, and depreciation and amortization of $598.

Of the total operating expenses of $11,812 for year ended December 31, 2012, $2,854 is related to one-time termination benefits, fixed asset impairment charges and lease termination costs in connection with transitioning our licensing operations from Los Angeles to New York, $2,669 is related to acquisition costs, $674 is related to restricted stock compensation granted in connection with the commencement of employment of our new executive team, and $5,615 is related to the day-to-day activities of our Company. Recurring operating expenses of $5,615 primarily consist of compensation of $1,617, professional fees of $1,197, royalty expenses incurred under our agreement with Tennman WR-T of $872, advertising expenses of $604 and depreciation and amortization of $296.

The increase in compensation and professional fees from 2012 to 2013 reflects the investment in our headcount and professional support needed to implement our business model and support our acquired brands, as well as public company related costs. Advertising expense mainly increased as a result of the brands acquired during 2013. The increase resulted from higher costs incurred to partner with our licensees to promote our new and existing brands and brand related products. The increase in depreciation and amortization is mainly attributable to the amortization of definite-lived intangible assets acquired during 2013.

Other income for the year ended December 31, 2013 mainly represents a settlement of outstanding receivables deemed uncollectible at the time we acquired the DVS brand in June 2012.

Interest expense during the year ended December 31, 2013 resulted primarily from the conversion of the Debentures, as more fully described in Note 12 to our consolidated financial statements. As a result of the conversion, the remaining unamortized discount of $11,028 recorded in connection with the beneficial conversion feature and warrants issued in connection with the Debentures, as well as the remaining unamortized balance of deferred financing costs of $586, were recognized as non-cash interest expense. Additionally, interest expense during the year ended December 31, 2013 includes interest incurred on our Term Loans (as defined below) of approximately $3,395, as well as non-cash interest related to the accretion of the discount recorded associated with the warrants issued with the Term Loans of approximately $201, and non-cash interest related to the amortization of deferred financing costs of approximately $289 associated with the Term Loans, as more fully described in Note 12 to our consolidated financial statements.

Interest expense for the year ended December 31, 2012 resulted primarily from interest due on our promissory notes payable in the aggregate principal amount of $1,750 through the date of their repayment on February 3, 2012, interest at a rate of LIBOR on our Debentures and non-cash interest related to the accretion of the valuation discount and amortization of deferred financing costs associated with our Debentures.

The provision for income taxes as of December 31, 2013 represents the non-cash deferred tax expense created by the amortization of the acquired trademarks related to our Ellen Tracy, Caribbean Joe, Revo and The Franklin Mint brands. The provision for income taxes for the year ended December 31, 2012 mainly represents the minimum tax payments due for state and local purposes, including gross receipts tax on sales generated by our limited liability companies, and estimated federal and state taxes due at statutory effected tax rates, if any.

The loss from discontinued operations for the year ended December 31, 2013 is primarily attributable to the wind down costs associated with the Heelys legacy operating business, as a result of our decision to discontinue our wholesale business related to the Heelys brand. As of December 31, 2013, these costs mainly represent severance expense, lease termination costs and professional and other fees. The loss from discontinued operations for the year ended December 31, 2012 is primarily attributable to the wind-down of the wholesale business related to our People’s Liberation and William Rast branded products and our retail operations.

Noncontrolling interest from continuing operations for the years ended December 31, 2013 and 2012 represents net (income) loss allocations to Elan Polo, a member of DVS LLC.

Related Party Transactions

For a description of related party transactions, see Note 19 to our consolidated financial statements, “Related Party Transactions,” which are included under Item 8 of this report.

Liquidity and Capital Resources

As of December 31, 2013, our continuing operations had cash of approximately $25,125, a working capital balance of approximately $17,745 and outstanding debt obligations under our Term Loans of $57,931. As of December 31, 2012, our continuing operations had cash of approximately $2,624, a working capital deficit of approximately $524 and outstanding debt obligations under our Debentures of $3,502. Working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations. We believe that cash from future operations and our currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Notes 12, 21 and 22 to our consolidated financial statements for a description of certain prior financings consummated by us.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the years ended December 31, 2013 and 2012 are summarized in the following table:

	Year Ended December 31,
	2013	2012
Operating activties	$880	$(4,503)
Investing activities	(92,038)	(4,972)
Financing activities	118,097	14,030
Net increase in cash from continuing operations	$26,939	$4,555

Operating Activities

Net cash provided by operating activities from continuing operations was $880 for the year ended December 31, 2013, compared to net cash used in operating activities of $4,503 for the year ended December 31, 2012. Net non-cash expenses for the year ended December 31, 2013 of $22,335 offsetting our consolidated net loss of $17,386 for the year ended December 31, 2013 were the main factors contributing to the net cash provided by operating activities in 2013. Non-cash expenses for the year ended December 31, 2013 are primarily comprised of $12,104 related to the amortization of debt discount and deferred financing costs, $1,786 related to deferred income taxes and $1,118 related to stock-based compensation expense. Consolidated net loss for the year ended December 31, 2013 also includes $6,244 of loss from discontinued operations. Changes in operating assets and liabilities used $4,069 of cash. Consolidated net loss for the year ended December 31, 2012 of $9,174, offset by net non-cash expenses of $3,909, was the main factor contributing to the net cash used in operating activities in 2012. Non-cash expenses for the year ended December 31, 2012 are primarily comprised of $792 related to the amortization of debt discount and deferred financing costs, $674 related to stock-based compensation expense and $1,780 of loss from discontinued operations. Changes in operating assets and liabilities provided $762 of cash.

Investing Activities

Net cash used in investing activities from continuing operations was $92,038 for the year ended December 31, 2013, primarily consisting of $90,846 of net cash paid for the acquisitions of our Heelys, Ellen Tracy, Caribbean Joe, Revo and The Franklin Mint brands, as further discussed in Note 6 to our consolidated financial statements. Net cash used in investing activities from continuing operations of $4,972 for the year ended December 31, 2012 consisted primarily of $4,960 of net cash paid for the acquisition of the DVS brand in June 2012 and related sale of DVS non-core assets.

Financing Activities

Net cash provided by financing activities from continuing operations for the year ended December 31, 2013 amounted to $118,097, compared to $14,030 for the year ended December 31, 2012. In January 2013, we received proceeds of $22,350 in connection with the 2012 PIPE Transaction. A portion of the proceeds was used to fund the acquisition of Heelys. In March 2013, we received $65,000 of proceeds under the Term Loans, which were mainly used for the Ellen Tracy and Caribbean Joe Acquisition, to pay fees and expenses in connection with the foregoing, to finance capital expenditures and for general corporate purposes. We made $6,000 of repayments under the Term Loans during the year ended December 31, 2013. In July 2013, we received an additional $44,000 of proceeds in connection with the 2013 PIPE Transaction. A portion of the proceeds was used to fund the acquisition of the Revo and The Franklin Mint brands. Cash paid for fees and other costs incurred in connection with the 2012 PIPE Transaction and the 2013 PIPE Transaction and the Term Loans amounted to $6,317. In February 2012, we received $14,500 in gross proceeds from the sale of the Debentures. Net proceeds from this transaction after the payment of closing, legal and other costs and the repayment of outstanding obligations related to notes payable and our factoring facility amounted to approximately $11,700. We also received $2,124 of cash from our noncontrolling interest member of DVS LLC related to our acquisition of the DVS brand in June 2012 and repaid $1,750 of notes payable.

Future Capital Requirements

We believe cash on hand and cash from operations will be sufficient to meet our capital requirements for the next twelve months, as they relate to our current operations. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands, and we cannot be certain that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future, if at all.

Off-Balance Sheet Arrangements

At December 31, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to Notes to consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8.	Financial Statements and Supplementary Data

See the F-pages contained herein, which include our audited consolidated financial statements and are incorporated by reference in this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed in our Current Report on Form 8-K filed on December 23, 2013, the audit committee (the “Audit Committee”) of the Board approved the engagement of CohnReznick LLP as our independent registered public accounting firm effective December 22, 2013. There were no disagreements or reportable events related to the change in accountants requiring disclosure under Item 304(b) of Regulation S-K.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2013, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, as issued in 1992. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013, based on those criteria.

Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Our Board is divided into three classes designated Class I, Class II and Class III. Directors hold office for staggered terms of three years. One of the three classes is elected each year to succeed the directors whose terms are expiring. The Class I, Class II and Class III directors serve terms that expire in 2015, 2016 and 2014, respectively.

The following table provides the name, age and position of each of our executive officers and directors as of March 1, 2014. There are no family relationships between our executive officers and directors.

Name	Age	Position with Sequential Brands Group, Inc.

Class I Director:
( Term Expiring in 2015 )
Yehuda Shmidman	32	Class I Director, Chief Executive Officer and Secretary
William Sweedler	47	Class I Director, Chairman of the Board

Class II Director:
( Term Expiring in 2016 )
Matthew Eby	42	Class II Director
Stewart Leonard, Jr.	59	Class II Director
Gary Johnson	59	Class II Director

Class III Director Nominee:
( Term Expiring in 2014 )
Al Gossett	60	Class III Director
Aaron Hollander	57	Class III Director

Other Executive Officers:
Gary Klein	38	Chief Financial Officer

Board of Directors

Yehuda Shmidman was appointed Chief Executive Officer and a director of the Company on November 19, 2012 and was selected to become a director of the Company because his knowledge of managing and developing brands makes him a valuable member of our Board. Prior to joining the Company, Mr. Shmidman served as the Chief Operating Officer and an executive officer of Iconix Brand Group, Inc. (NASDAQ: ICON) (“Iconix”) since 2010. Mr. Shmidman first joined Iconix in 2005 and held multiple positions of increasing responsibility during his seven year tenure, ranging from head of global business development to direct involvement with corporate initiatives related to mergers and acquisitions, global joint ventures, corporate finance and investor relations. Prior to joining Iconix, Mr. Shmidman worked at a start-up licensing agency in New York that launched several direct to retail brands. In 2004, Mr. Shmidman earned a bachelor’s degree in political science from Yeshiva University.

William Sweedler joined our Board as Chairman on February 22, 2012 and was selected to become a director of the Company because his knowledge of the consumer industry and his experience in managing and developing brands makes him a valuable member of our Board. Mr. Sweedler was appointed to the Board in connection with our financing transaction with TCP WR in February 2012 (see the heading “Certain Relationships and Related Transactions” below for further information). Mr. Sweedler is presently co-founder and managing partner of Tengram Capital Partners, LLC (“Tengram Partners”), a consumer private equity firm formed to invest in the consumer and retail sectors. He was formerly Chairman and Chief Executive Officer of Windsong Brands LLC (“Windsong Brands”), a diversified brand development and investment company that specialized in the acquisition, growth, licensing and comprehensive management of consumer branded intellectual property and businesses. Mr. Sweedler has over 20 years of experience in the consumer sector as an operator and strategic investor. Current portfolio companies and investments include Robert Graham, Nest Fragrances, Laura Geller, Field & Stream, Carlos Falchi and Design Within Reach (OTC: DWRI). Prior to founding Windsong Brands, he was President and Chief Executive Officer of Joe Boxer, a wholly owned division of Iconix, of which he was Executive Vice President and Director. Prior to Mr. Sweedler joining Iconix, he was a founder of Windsong Allegiance Group LLC (“WAG”), a diverse apparel marketer and brand manager. While Chief Executive Officer of WAG, he led the acquisition and restructuring of Joe Boxer and Hathaway Shirt Company. Mr. Sweedler has served as a director of Iconix, Talon International, Inc. (OTC: TALN) and Bank of Westport (NASDAQ: BWST). He is currently Co-Chairman of Robert Graham and Carlos Falchi. He is also a director at Nest Fragrances, Laura Geller, Field & Stream, Skip Barber Racing and Design Within Reach. Mr. Sweedler graduated from Babson College with a B.S. in finance and investments and joined Polo Ralph Lauren for four years prior to co-founding WAG.

Matthew Eby joined our Board on February 22, 2012 and was selected to become a director of the Company because his knowledge of the apparel industry and his experience in managing and developing brands makes him a valuable member of our Board. Mr. Eby was appointed to the Board in connection with our financing transaction with TCP WR in February 2012 (see the heading “Certain Relationships and Related Transactions” below for further information). Mr. Eby is presently co-founder and managing partner of Tengram Partners. Mr. Eby serves on the Investment Committee of Tengram Partners and is active in the oversight of all areas of the firm. From 2003 to 2010, prior to founding Tengram Partners, Mr. Eby was the founder and Chief Investment Officer of JAWS Estates Capital (“JAWS”), the private investment office of Barry Sternlicht and the Sternlicht family. In his capacity as Chief Investment Officer, he was responsible for investment and asset allocation decisions and recommendations across a broad spectrum of asset classes and investment strategies. His responsibilities included leading investments in hedge funds, private equity funds, direct transactions in a broad array of public markets and direct transactions in private companies. Mr. Eby currently serves on the boards of directors of Field & Stream, Robert Graham, Nest Fragrances, Laura Geller and DevaCurl. Prior to founding JAWS, Mr. Eby was an associate at Morgan Stanley from 2002 to 2003 and, prior to entering the investment industry, he served five years as an officer in the U.S. Navy. Mr. Eby is a graduate of the United States Naval Academy and Harvard Business School.

Stewart Leonard, Jr. joined our Board on May 1, 2013 and was selected to become a director of the Company because his experience in managing brands makes Mr. Leonard, Jr. a valuable member of our Board. Mr. Leonard, Jr. is currently Chief Executive Officer of Stew Leonard’s, a unique family-owned and operated, farm-fresh grocery and wine store chain. During Mr. Leonard, Jr.’s tenure at Stew Leonard’s, which began in 1991, Stew Leonard’s has grown to include four supersized food stores and nine wine stores across Connecticut, New York and New Jersey. The stores are among the nation’s best performing per square foot, generating approximately $400 million in annual sales. The company also employs more than 2,000 team members and is consistently recognized by Forbes Magazine’s “100 Best Companies to Work For” list. Mr. Leonard, Jr. earned a B.S. degree from Ithaca College and received an MBA from UCLA.

Gary Johnson joined our Board on May 1, 2013. Mr. Johnson is an entrepreneur who has founded and built several companies over his professional career. His extensive background in both public and private equity owned companies in the financial, business and direct marketing services industries makes Mr. Johnson a valuable member of our Board. Mr. Johnson currently serves as Chairman of Capital Access Network, a 13-year old financial services company that has funded over 100,000 small retail businesses with over $3 billion of capital. Prior to this, Mr. Johnson served as Chairman and Chief Executive Officer of Vertrue Inc., one the nation’s leading consumer marketing companies which was listed on NASDAQ from 1997 to 2007. Mr. Johnson earned a B.S. degree in civil engineering from Tufts University and received an MBA from Harvard Business School.

Al Gossett joined our Board on December 14, 2011 and was selected to become a director of the Company because his experience in managing brands makes him a valuable member of our Board. Mr. Gossett was appointed to the Board in connection with the restructuring of the ownership of our William Rast branded apparel business. Mr. Gossett is President, Chief Executive Officer and owner of Gossett Automotive Group, which he founded in 1988. Gossett Automotive Group consists of 15 automotive dealerships located in Memphis, TN. The various brands under this umbrella of dealerships include Volkswagen, Porsche, Audi, Kia, Hyundai, Chrysler, Jeep, Dodge, Ram, Mazda, Mitsubishi and FIAT. Mr. Gossett has been involved in the auto dealership industry since 1975. In 1988, he acquired his first dealership. During the course of his career, Mr. Gossett has chaired or served on a number of district, regional and national dealer boards within the industry, including Chrysler, Jeep, Dodge, Chrysler Financial, Volkswagen, Volkswagen Financial, Suzuki and AIADA. He has received numerous awards for his accomplishments within the automotive industry. Since June 2009, Mr. Gossett has served on the board of directors of Landmark Community Bank in Collierville, TN, a suburb of Memphis, TN. Since 2005, Mr. Gossett has also served as the managing partner of JALP, LLC (d/b/a ful), a wholesale business engaged in the global distribution of backpacks, luggage and apparel. An avid sports enthusiast, Mr. Gossett is in the ownership group of the Memphis Grizzlies, an NBA team located in Memphis, TN. He is active in charities supporting children in various capacities and has been a strong supporter and advocate of St. Jude’s Children’s Research Hospital, Le Bonheur Children’s Hospital and Make-A-Wish, all located in Memphis, as well as many other causes and charities nationwide. Mr. Gossett attended Northwestern University.

Aaron Hollander joined our Board on September 11, 2013 and was selected to become a director of the Company because of his accounting, financial and professional management experience. Mr. Hollander is currently Chairman, CEO and President of First Aviation Services Inc., a leading worldwide provider of maintenance, repair and overhaul services to the aerospace industry. From December 2001 to July 2009, Mr. Hollander also served as the CEO of Skip Barber Racing School LLC and, from 1993 until February 2012, served as Chairman and the CEO of Imtek, LLC, an agency that provides direct marketing, printing, fulfillment, and location intelligence services to clients across a variety of industries. Earlier, Mr. Hollander co-founded First Equity Group, advising the aerospace and defense industries on significant transactions impacting those sectors. Prior to co-founding First Equity Group, Mr. Hollander worked for the Boston Consulting Group, and as a CPA and CMA with Arthur Young & Company (now Ernst & Young). Mr. Hollander received his B.S. in Economics from the Wharton School, University of Pennsylvania and earned an MBA with distinction from Harvard Business School.

Other Executive Officers

Gary Klein was appointed as our Chief Financial Officer on November 29, 2012. Mr. Klein, until his appointment, served as the Vice President of Finance at Iconix since 2008. Mr. Klein joined Iconix in 2005, and during his seven year tenure was regularly involved in matters relating to financial planning and analysis, reporting and accounting, corporate finance, investor relations, mergers and acquisitions and Iconix’s management information systems. From February 2005 to December 2005, Mr. Klein served at TV Guide Publishing Group as the Director of Financial Planning and Analysis, and from May 2001 to February 2005, Mr. Klein served as Finance Manager at Columbia House, one of the world’s largest licensees of content for music and film. Prior to that time, Mr. Klein served at Office.com as a senior accountant and at Rosen, Seymour, Shapps, Martin & Co., a public accounting firm, as a staff accountant. Mr. Klein earned a bachelor’s degree in accounting from the University at Albany in 1998.

Director Independence

Effective September 24, 2013, we are listed on NASDAQ and are subject to listing standards that require us to have a majority of our Board comprised of independent directors and separate committees comprised of independent directors. The Board has determined that four of our seven current directors, namely Mr. Leonard, Jr., Mr. Johnson, Mr. Gossett and Mr. Hollander, are “independent” within the meaning of Rule 5605 and in accordance with NASDAQ listing requirements. In addition, the Board has established a separately designated Audit Committee, compensation committee (the “Compensation Committee”) and a governance committee (the “Governance Committee”) of the Board. Our Board may also establish special committees from time to time, including a nominating committee, to perform specifically delegated functions. The Board has adopted a written charter that governs the conduct and responsibilities of each of the Audit Committee, Compensation Committee and Governance Committee, copies of which may be found on our website located at http://www.sequentialbrandsgroup.com.

Audit Committee. Our Audit Committee is chaired by Mr. Hollander, and seated by Mr. Gossett and Mr. Leonard, Jr., all of whom qualify as “independent” directors within the meaning of Rule 5605(a)(2) of the Nasdaq Stock Market’s Listing Rules. We have determined that Mr. Hollander qualifies as an audit committee “financial expert” within the meaning of the rules and regulations of the SEC and that each of our other Audit Committee members are able to read and understand fundamental financial statements and have substantial business experience that results in that member's financial sophistication. Among other responsibilities, the Audit Committee reviews the scope and results of quarterly reviews and the year-end audit with management and the independent auditors, reviews and discusses the adequacy of our internal controls, and recommends to the Board selection of independent auditors for the coming year.

Compensation Committee. Our Compensation Committee is seated by Mr. Hollander, Mr. Gossett and Mr. Johnson, each of whom qualify as “independent” directors within the meaning of Rule 5605(a)(2) of the Nasdaq Stock Market’s Listing Rules. The Compensation Committee of the Board is primarily responsible for determining the annual salaries and other compensation of directors and executive officers and administering our equity compensation plans.

Governance Committee. Our Governance Committee is seated by Mr. Gossett, Mr. Johnson and Mr. Leonard, Jr., all of whom qualify as “independent” directors within the meaning of Rule 5605(a)(2) of the Nasdaq Stock Market’s Listing Rules. The Governance Committee reviews and makes recommendations regarding the functioning of the Board as an entity, recommends corporate governance principles applicable to the company and assists the Board in its reviews of the performance of the Board and each of its committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2013, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, except for the filing of the late reports on Form 4 by (i) Mr. Gary Johnson on May 6, 2013, (ii) Mr. Stewart Leonard, Jr. on May 7, 2013, (iii) TCP WR, Tengram Capital Associates, LLC, Mr. William Sweedler, Mr. Matthew Eby and Mr. Richard Gersten (our former director) on July 30, 2013, (iv) Mr. Gary Klein on September 4, 2013, and (v) Mr. Yehuda Shmidman on September 4, 2013.

Code of Ethics

We have adopted a Code of Ethics applicable to all of our Board members and to all of our employees and executive officers, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. The Code of Ethics has been publicly filed with the SEC and is incorporated by reference as an exhibit to this Annual Report on Form 10-K. Our code of ethics is posted on our Internet website located at www.sequentialbrandsgroup.com in the section titled “Investor Relations—Corporate Governance.” You may also request a copy of the Code of Ethics by writing or calling us at:

SEQUENTIAL BRANDS GROUP, INC.

Attn: Investor Relations
1065 Avenue of Americas, 30th Floor
New York, NY 10018
Tel.: (646) 564-2577

Any amendment or waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed on our website within four business days.

Item 11.         Executive Compensation

Summary Compensation Table

The following information is related to the compensation paid, distributed or accrued by us to our Chief Executive Officer (principal executive officer) and our only other most highly compensated executive officer serving at the end of the last fiscal year whose total compensation exceeded $100,000 in 2013. We refer to these persons as the “Named Executive Officers.”

					Nonequity
				Stock	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Compensation	Compensation	Total
Position	Year	($)	($) (1)	($) (2)	($)	($) (3)	($)
Yehuda Shmidman	2013	$600,000	$-	$-	$600,000	$18,000	$1,218,000
Chief Executive Officer	2012	72,727	-	2,278,127	-	2,250	2,353,104

Gary Klein	2013	250,000	-	131,500	125,000	-	506,500
Chief Financial Officer	2012	22,728	20,000	400,000	-	-	442,728

(1)	Reflects a signing bonus received by Mr. Klein upon his appointment as our Chief Financial Officer on November 29, 2012.

(2)	The amounts in this column represent the grant date fair value with respect to shares of restricted stock granted in the applicable fiscal year calculated in accordance with ASC Topic 718. For additional information on the valuation assumptions with respect to stock awards granted in 2013, please see Note 17 to our consolidated financial statements for the years ended December 31, 2013 and 2012. The amount does not reflect the actual value that may be realized by the named executive officer which depends on the value of our shares in the future.

(3)	Other compensation indicated in the above table consists of car allowances.

Compensation for Fiscal Year Ended December 31, 2013

In the fiscal year ended December 31, 2013, we compensated our executive officers through base salary, bonuses, equity compensation and, in the case of our Chief Executive Officer, limited perquisites, which included a car allowance. The following is a description of the material terms of each of our named executive officer’s employment arrangements with us and the material terms of their compensation for fiscal year 2013:

Yehuda Shmidman

On November 19, 2012, we entered into an employment agreement with Mr. Yehuda Shmidman. Pursuant to the agreement, Mr. Shmidman will serve as our Chief Executive Officer for a term of three years. During the term of the agreement, Mr. Shmidman will receive a base salary of $600,000 per annum, which is subject to increase, and he will be eligible to receive an annual cash performance bonus of up to 100% of his base salary based on the attainment of the EBITDA target to be determined by the Compensation Committee after consultation with Mr. Shmidman. The Compensation Committee determined that Mr. Shmidman attained the pre-established EBITDA target for 2013 and awarded Mr. Shmidman a cash bonus of 100% of base salary.

On November 19, 2012, the Company issued 396,196 shares of restricted stock to Mr. Shmidman in accordance with the terms of his employment agreement, of which 25% vested on the date of grant, with the remaining shares vesting in equal installments on each of the first, second and third anniversaries of the grant date. On November 1, 2013, the Compensation Committee resolved to cancel the shares of restricted stock issued to Mr. Shmidman on November 19, 2012 and to issue replacement shares of restricted stock under the Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan (the “2013 Stock Incentive Plan”) on the same terms and subject to the same vesting schedule as the cancelled shares.

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

Gary Klein

On November 29, 2012, our Board appointed Gary Klein as our Chief Financial Officer for a term of three years. During the term of his employment, Mr. Klein will receive a base salary of $250,000 per annum, which is subject to increase, and he will be eligible to receive an annual cash performance bonus of up to 50% of his base salary based on the attainment of the EBITDA target to be agreed upon by us and Mr. Klein and approved by the Compensation Committee. The Compensation Committee determined that Mr. Klein attained the pre-established EBITDA target for 2013 and awarded Mr. Klein a cash bonus of 50% of base salary. On October 31, 2013, the Compensation Committee also granted Mr. Klein 25,000 shares of restricted stock under the 2013 Stock Incentive Plan. The shares will vest in equal installments on each of the first, second and third anniversaries of the grant date.

On November 29, 2012, Mr. Klein received a signing bonus of $20,000 and the Company issued 80,000 shares of restricted stock to Mr. Klein in accordance with terms of his employment agreement, of which 25% vested upon Mr. Klein’s employment commencement date, with the remaining shares vesting in equal installments on each of the first, second and third anniversaries of Mr. Klein’s start date. On November 1, 2013, the Compensation Committee resolved to cancel the shares of restricted stock issued to Mr. Klein on November 29, 2012 and to issue replacement shares of restricted stock under the Company’s 2013 Stock Incentive Plan on the same terms and subject to the same vesting schedule as the cancelled shares. In the event of a change of control of the company, all unvested shares of restricted stock will immediately vest.

Outstanding Equity Awards at Fiscal Year-End 2013

The following table provides information with respect to stock option and restricted stock awards held by each of the named executive officers as of December 31, 2013. None of the named executive officers exercised options during the fiscal year ended December 31, 2013.

	Stock Awards
	Number of Shares or Units of Stock that have not		Market Value of Shares or Units of Stock that have not
Name	Vested (#)		Vested ($) (4)
Yehuda Shmidman	198,098	(1)	$1,069,729

Gary Klein	25,000	(2)	$135,000
	40,000	(3)	$216,000

(1)	The 198,098 shares will vest in equal installments on each of November 19, 2014 and November 19, 2015.

(2)	The 25,000 shares will vest in equal installments on each of October 31, 2014, October 31, 2015 and October 31, 2016.

(3)	The 40,000 shares will vest in equal installments on each of November 29, 2014 and November 29, 2015.

(4)	The market value of the restricted stock awards is based on the closing market price of our common stock as of December 31, 2013, which was $5.40 per share.

2014 Equity Compensation

In January 2014, the Compensation Committee resolved to award performance-based stock grants under the 2013 Stock Incentive Plan to certain members of senior management and a consultant to the Company, including 300,000 performance-based stock grants to our Chief Executive Officer, Mr. Shmidman, and 180,000 performance-based stock grants to our Chief Financial Officer, Mr. Klein. Payouts on these awards will be based on the Company’s achievement of certain financial targets for each year over a three-year period, including organic growth, EBITDA and other criteria to be established by the Compensation Committee. The awards will vest 20% in each of years one and two of the performance period and 60% in year three of the performance period.

Director Compensation

The following table details the total compensation earned by the Company’s non-employee directors in 2013:

	Fees Earned or	Stock
	Paid in Cash	Awards	Total
Name	($)	($) (1)	($)
Stewart Leonard, Jr.	$33,333	$50,000	$83,333
Gary Johnson	33,333	50,000	83,333
Al Gossett	37,500	50,000	87,500
Aaron Hollander	14,584	50,000	64,584
William Sweedler	-	-	-
Matthew Eby	-	-	-
Richard Gersten	-	-	-
Total	$118,750	$200,000	$318,750

(1)	The amounts in this column represent the grant date fair value with respect to shares of restricted stock granted in the applicable fiscal year calculated in accordance with ASC 718. For additional information on the valuation assumptions with respect to stock awards granted in 2013, please see Note 17 to our consolidated financial statements for the years ended December 31, 2013 and 2012. The amount does not reflect the actual value that may be realized by the named executive officer which depends on the value of our shares in the future.

The general policy of our Board is that compensation for non-employee directors will generally be comprised of a mix of cash and equity based compensation as follows: (i) an annual cash retainer of $50,000 and (ii) $50,000 payable in shares of common stock, vesting on the one-year anniversary of service on the Board. Cash compensation shown above is pro-rated based on length of service on the Board. Mr. Sweedler and Mr. Eby are principals of our largest stockholder and do not receive any compensation for service on the Board. We do not pay management directors for Board service in addition to their regular employee compensation. Our directors are also reimbursed for travel expenses associated with attendance at Board meetings. There were no reimbursements for travel expenses for the fiscal year ended December 31, 2013.

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

Article Fifth, paragraph D of our amended and restated certificate of incorporation states that no director shall have personal liability to us or our stockholders for monetary damages for breach of fiduciary duty as a director. However, the provision does not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) under section 174 of the General Corporation Law of the State of Delaware (the “DGCL”), or (iv) for any transaction from which the director derived an improper personal benefit.

Article X, Section 1 of our amended and restated bylaws states that we shall indemnify any person who was, or is threatened to be, made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that he is or was a director, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding, to the extent and under the circumstances permitted by the DGCL. Such indemnification (unless ordered by a court) shall be made as authorized in a specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standards of conduct set forth in the DGCL. Such determination shall be made (1) by a majority vote of the directors who are not parties to such action, suit or proceeding, even though less than a quorum, (2) by a committee of such directors designated by majority vote of such directors, even though less than a quorum, (3) if such quorum is not obtainable, or even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (4) by the stockholders.

In addition to the indemnification required in our amended and restated certificate of incorporation and our amended and restated bylaws, we have entered into indemnity agreements with current and former officers, directors and key employees. These agreements provide for the indemnification of such individuals for all reasonable expenses and liabilities incurred in connection with any action or proceeding brought against them by reason of the fact that they are or were our agents. We believe these indemnification provisions and agreements are necessary to attract and retain qualified directors, officers and key employees.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of our common stock by:

•	each of the executive officers listed in the summary compensation table;
•	each of our directors;
•	all of our directors and executive officers as a group; and
•	each stockholder known to us to be the beneficial owner of more than 5% of our common stock.

The information for our directors and officers is as of March 21, 2014 and for our 5% stockholders is as of December 31, 2013. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options, warrants and other derivative securities that are currently exercisable or convertible, or exercisable or convertible within 60 days are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or other convertible security for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 25,506,404 shares of our common stock outstanding on March 21, 2014. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o Sequential Brands Group, Inc., 1065 Avenue of Americas, 30th Floor, New York, NY 10018.

	Number of
	Shares	Percentage of
	Beneficially	Shares
Name of Beneficial Owner	Owned	Outstanding
Executive Officers and Directors:
Yehuda Shmidman (1)	303,950	1.2%
Director, Chief Executive Officer and Secretary

William Sweedler (2)	8,111,362	30.5%
Chairman of the Board of Directors

Matthew Eby (2)	7,619,178	28.6%
Director

Al Gossett (3)	116,843	*
Director

Gary Johnson (4)	115,251	*
Director

Stewart Leonard, Jr. (5)	7,813	*
Director

Aaron Hollander (6)	8,621	*
Director

Gary Klein (7)	86,128	*
Chief Financial Officer

Named Directors and officers as a group (8 persons) (8)	8,749,968	32.9%

5% Stockholders:
Buckingham Capital Management, Inc. (9)	2,666,666	10.5%
Tengram Capital Partners Gen2 Fund, L.P. (2)	7,619,178	28.6%
BlackRock U.S. Opportunities Portfolio, a series of BlackRock Funds (10)	2,823,933	11.1%
Siguler Guff Small Buyout Opportunities Fund II, LP (11)	1,757,575	6.9%

*	Less than 1%

(1)	Consists of 303,950 shares of common stock.

(2)	Consists of 5,523,810 shares of common stock and warrants to purchase 1,104,762 shares of common stock at an exercise price of $2.625 per share, as adjusted for the reverse stock split, issued to TCP WR, 733,333 shares of common stock issued to TCP SQBG Acquisition, LLC (“TCP Acquisition”) and 257,273 shares of common stock issued to TCP SQBG II, LLC (“TCP II”). Our directors, William Sweedler and Matthew Eby, and our former director, Richard Gersten, as controlling partners of Tengram Capital Associates, LLC (“TCA”), which is the managing member of each of TCP WR, TCP Acquisition and TCP II, exercise voting and investment authority over (i) the shares held by TCP WR, (ii) the shares issuable upon exercise of the warrants held by TCP WR, (iii) the shares held by TCP Acquisition and (iv) the shares held by TCP II. TCA is the general partner of Tengram. Each of TCA, Tengram, Mr. Sweedler, Mr. Eby and Mr. Gersten disclaim beneficial ownership of such shares of common stock except to the extent of their pecuniary interest therein. The address of TCA, Tengram, TCP WR, TCP Acquisition and TCP II is 15 Riverside Avenue, Floor 1, Westport, CT 06880. William Sweedler is also the beneficial owner of 492,184 shares of common stock which were issued in connection with the Ellen Tracy and Caribbean Joe Acquisition.

(3)	Consists of 116,843 shares of common stock, of which 109,091 were purchased in the 2013 PIPE Transaction.

(4)	Consists of 115,251 shares of common stock.

(5)	Consists of 7,813 shares of common stock.

(6)	Consists of 8,621 shares of common stock.

(7)	Consists of 86,128 shares of common stock.

(8)	Consists of 7,645,206 shares of common stock and 1,104,762 warrants to purchase shares of common stock.

(9)	Consists of 1,306,300 shares of common stock held by Buckingham RAF Partners LP (“RAF”), 1,173,633 shares of common stock held by Buckingham RAF Partners II, LP (“RAF II”) and 186,733 shares of common stock held by Buckingham RAF International Partners Master Fund LP (“BRIP”). Buckingham Capital Management, Inc. (“BCM”), which is an investment adviser registered with the SEC, is the investment manager and general partner for RAF and RAF II. BCM also is the investment manager for BRIP, RAF and RAF II (together, the “RAF Funds”). The general partner for BRIP is Buckingham Holdings, LLC, the managing member of which is BCM. BCM is a wholly-owned subsidiary of The Buckingham Research Group Incorporated (“BRG”), a registered broker-dealer. The RAF Funds purchased the shares in the ordinary course of business and, at the time of purchase, had no agreements or understandings, directly or indirectly, with any person to distribute the shares. BRG, along with BCM, may be deemed to beneficially own the securities held by the RAF Funds. The voting and discretionary control over the securities held by the RAF Funds is exercised by BCM’s portfolio management team, which consists of Larry Leeds, Danny Schwarzwalder and Vince Sullivan. Each of Larry Leeds, Danny Schwarzwalder and Vince Sullivan expressly disclaim beneficial ownership of all shares of common stock held by the RAF Funds. The address of BCM and the RAF Funds is 485 Lexington Avenue, Third Floor, New York, NY 10017. The address of the BRG is 750 Third Ave, New York, NY 10017.

(10)	Consists of 2,823,933 shares of common stock held by BlackRock U.S. Opportunities Portfolio, a series of BlackRock Funds (the “BlackRock Fund”). BlackRock, Inc. is the ultimate parent holding company of BlackRock Advisors, LLC, the investment manager of BlackRock Fund. The BlackRock Fund is an affiliate of broker-dealers, however the BlackRock Fund purchased the shares in the ordinary course of business and, at the time of purchase, had no agreements or understandings, directly or indirectly, with any person to distribute the shares. On behalf of BlackRock Advisors, LLC, the investment manager of the BlackRock Fund, Ian Jamieson, as a managing director of BlackRock Advisors, LLC, has voting and investment power over the shares of common stock held by the BlackRock Fund. Ian Jamieson expressly disclaims beneficial ownership of all shares of common stock held by the BlackRock Fund. The address of BlackRock Fund, BlackRock Advisors, LLC and Ian Jamieson is 2929 Arch Street, 16th Floor, Philadelphia, PA 19104.

(11)	Consists of 1,757,575 shares of common stock, of which 1,090,909 were purchased in the 2013 PIPE Transaction and 666,666 were purchased in the 2012 PIPE Transaction. The general partner of Siguler Guff Small Buyout Opportunities Fund II, LP (“SBOF II”) is Siguler Guff SBOF II GP, LLC (“SBOF II GP”). SBOF II is an affiliate of a broker-dealer, however SBOF II purchased the shares in the ordinary course of business and, at the time of purchase, had no agreements or understandings, directly or indirectly, with any person to distribute the shares. SBOF II GP is also the general partner of Siguler Guff Small Buyout Opportunities Fund II (T), LP (“SBOF II T”) and Siguler Guff Small Buyout Opportunities Fund II (F), LP (“SBOF II F,” and, together with SBOF II and SBOF II T, the “SBOF II Funds”). The SBOF II Funds have entered into a participation arrangement whereby SBOF II will administer investments on behalf of itself and as nominee for SBOF II T and SBOF II F. Accordingly, SBOF II T and SBOF II F each hold an indirect beneficial interest in the shares of common stock held by SBOF II equal to the proportion of fund commitments to each of SBOF II T and SBOF II F to the aggregate commitments to the SBOF II Funds. Siguler Guff Advisers, LLC (“SGA”) is an investment adviser organized under the laws of the State of Delaware. SGA has investment authority with respect to the securities owned by SBOF II. By reason of such authority, SGA may be deemed to indirectly beneficially own the shares. SGA is controlled through the voting partners of its parent holding company (“Principals”): George W. Siguler, Andrew J. Guff, Donald P. Spencer and Ken Burns. SGA and its Principals share voting and investment power over the shares held of record by the Siguler Guff Investors. SBOF II GP, SGA and the Principals each disclaim beneficial ownership of the shares except to the extent of their pecuniary interest, direct or indirect, or their ownership interests in the SBOF II Funds. The address of SBOF II, SBOF II GP, SGA and the Principals is 825 Third Avenue, 10th Floor, New York, NY 10022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2013.

	Number of securities		Number of securities
	To be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
	warrants and rights	warrants and rights	compensation plans

Equity compensation plans approved by security holders (1)	166,667	$4.14	N/A
Equity compensation plans approved by security holders (2)	189,000	$5.78	1,599,805
Equity compensation plans not approved by security holders (3)	1,802,922	$3.55	N/A
Total	2,158,589		1,599,805

(1)	Consists of options underlying our 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”). The 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”) was replaced by the 2013 Stock Incentive Plan. No new grants will be granted under the 2005 Stock Incentive Plan.

(2)	Consists of options and warrants underlying our 2013 Stock Incentive Plan, of which an aggregate of 2,500,000 shares have been reserved for issuance. Because we have issued 711,195 shares of restricted stock, the number of securities available for future issuance has been reduced.

(3)	Consists of options and warrants issued outside of the equity compensation plans in connection with certain completed financings and acquisitions.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Other than the employment arrangements described above in “Executive Compensation” and the transactions described below, since January 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the company's total assets at year end for the last two completed fiscal years; and

•	in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Officers and Directors and 5% Stockholders

Entry into 2013 PIPE Purchase Agreements and Registration Rights Agreements

On July 25, 2013, the Company entered into the 2013 PIPE Purchase Agreements with the 2013 PIPE Investors, pursuant to which the Company agreed to sell to the 2013 PIPE Investors an aggregate of 8,000,000 shares of the Company’s common stock at a purchase price of $5.50 per share, for a total offering amount of $44,000. The 2013 PIPE Investors included TCP II, an investment vehicle of Tengram, our largest stockholder, which agreed to purchase 257,273 shares, and Mr. Al Gossett, a member of our Board, who agreed to purchase 109,091 shares. Our directors, Mr. Sweedler and Mr. Eby, are controlling partners of TCA (the general partner of Tengram), which is the managing member of TCP WR, TCP Acquisition and TCP II. The closing date of the 2013 PIPE Transaction was July 26, 2013.

Relationship with Brand Matter

On March 28, 2013, the Company entered into the BM Purchase Agreement, by and among the Company, ETPH Acquisition, LLC, (“ETPH”) and B®and Matter, LLC (“Brand Matter”), pursuant to which the Company acquired from ETPH all of the issued and outstanding equity interests of Brand Matter. Prior to the consummation of the Ellen Tracy and Caribbean Joe Acquisition, two of the Company’s directors, Mr. Sweedler and Mr. Eby (i) were members of Brand Matter and (ii) served on the board of directors of ETPH, the direct parent of Brand Matter. Mr. Sweedler also (i) served as co-chairman of the board of directors of Brand Matter, (ii) served as an executive officer of Brand Matter and (iii) beneficially owned certain membership interests of ETPH. As a consequence of Mr. Sweedler’s indirect beneficial ownership in Brand Matter and the Company and his and Mr. Eby’s positions with ETPH, the Company and Brand Matter as well as the Company and ETPH each appointed special independent committees (on which neither Mr. Sweedler nor Mr. Eby served) to review and negotiate the terms of the Ellen Tracy and Caribbean Joe Acquisition. In connection with the Ellen Tracy and Caribbean Joe Acquisition, Mr. Sweedler received shares of the Company’s common stock for all his equity interests in Brand Matter. Mr. Sweedler and Mr. Eby are also controlling partners in Tengram, which indirectly beneficially owns approximately 28.6% of the Company’s outstanding common stock as of the date hereof.

Amended and Restated Stockholders Agreement

On February 22, 2012, the Company, TCP WR and Mr. Colin Dyne, the Company’s former chief executive officer, chief financial officer and director entered into a stockholders agreement (the “Stockholders Agreement”). In connection with the Ellen Tracy and Caribbean Joe Acquisition, the Company entered into an amended and restated stockholders agreement, dated as of March 27, 2013 (the “Amended Stockholders Agreement”), pursuant to which Mr. Dyne was removed as a party. The terms of the Amended Stockholders Agreement are otherwise substantially similar to those in the Stockholders Agreement.

Entry into 2012 PIPE Purchase Agreement and Registration Rights Agreement

On December 21, 2012, the Company entered into the 2012 PIPE Purchase Agreement, by and among the Company and the 2012 PIPE Investors, pursuant to which the Company agreed to sell to the 2012 PIPE Investors an aggregate of 4,966,667 shares of the Company’s common stock at a purchase price of $4.50 per share, for a total offering amount of approximately $22,350 million. The 2012 PIPE Investors included the Company’s chief executive officer, Mr. Yehuda Shmidman, who agreed to purchase 11,111 shares and TCP Acquisition, a fund managed by Tengram, which agreed to purchase 733,333 shares. The closing date of the 2012 PIPE Transaction was January 9, 2013.

Heelys Merger Agreement

On December 7, 2012, in connection with the Company’s entry into the Heelys Merger Agreement, the Company entered into an equity commitment letter with Tengram, pursuant to which such entity agreed to provide the Company with up to $8,100 of equity financing, subject to the terms and conditions set forth in the commitment letter, if needed, to enable the Company to satisfy its obligations under the Heelys Merger Agreement. The commitment letter automatically terminated upon the consummation of the transactions contemplated by the Heelys Merger Agreement on January 24, 2013 without an equity financing by Tengram.

Change of Control Transaction with TCP WR Acquisition, LLC

Mr. Sweedler and Mr. Eby are each directors of the Company, and are controlling partners of Tengram, which has the sole voting control over TCP WR. On February 2, 2012, the Company entered into a securities purchase agreement (the “Tengram Securities Purchase Agreement”) with TCP WR, pursuant to which the Company sold the Debentures, warrants and Series A Preferred Stock to TCP WR.

The Tengram Securities Purchase Agreement provided certain piggyback rights to TCP WR for its shares of the Company’s common stock issued upon conversion of the Debentures or shares of the Company’s common stock issuable upon conversion of the warrants held by TCP WR to be included in a registration statement, subject to customary underwriter cutbacks.

In connection with the Ellen Tracy and Caribbean Joe Acquisition in March 2013, the Debentures were converted into 5,523,810 shares of the Company’s common stock at the Conversion Price and all of the issued and outstanding shares of Series A Preferred Stock were redeemed for a nominal fee of $14.50 (unrounded).

Consulting Services Agreement with Tengram Capital Management, L.P.

Pursuant to an agreement with Tengram Capital Management, L.P. (“TCM”), an affiliate of Tengram, the Company, effective as of January 1, 2013, has engaged TCM to provide services to the Company pertaining to (i) mergers and acquisitions, (ii) debt and equity financing, and (iii) such other related areas as the Company may reasonably request from time to time. TCM is entitled to receive compensation, including fees and reimbursement of out-of-pocket expenses in connection with performing its services under such agreement. The agreement remains in effect for a period continuing through the earlier of five years or the date on which TCM and its affiliates cease to own in excess of 5% of the outstanding shares of common stock of the Company. The Company paid TCM $1,000 and $689 for services under this agreement in 2013 and 2012, respectively. At December 31, 2013 and 2012, there were no amounts owed to TCM.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCM, pursuant to which such employee provides legal and other consulting services at the request of the Company from time to time. The employee was also issued 125,000 shares of restricted stock, vesting over a four year period. The Company paid such employee $125 for services under this agreement in 2013. At December 31, 2013, there were no amounts owed to such employee.

Transactions with Tennman WR-T, Inc.

In connection with the royalty agreement between Tennman WR-T, Rast Sourcing and Rast Licensing, royalties paid by Rast Sourcing to Tennman WR-T, a minority interest holder of Rast Sourcing, amounted to $1,090 and $400 for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, amounts owed to Tennman WR-T were $388 and $572. During the years ended December 31, 2013 and 2012, the Company recorded approximately $855 and $930, respectively, in royalty expense, of which approximately $855 and $872, respectively, are included in operating expenses from continuing operations and $0 and $58, respectively, are included in discontinued operations.

Item 14.         Principal Accounting Fees and Services

Audit Fees

Fees for audit services provided by CohnReznick LLP totaled approximately $125 during the year ended December 31, 2013.

Fees for audit and review services provided by Grant Thornton LLP totaled approximately $175 during the year ended December 31, 2012, including fees associated with the December 31, 2012 audit.

Audit-Related Fees

There were no fees billed during the year ended December 31, 2013 for assurance and related services by CohnReznick, LLP, our principal accountant, that reasonably relate to the performance of the audit or review of our financial statements. Fees for audit-related services provided by Grant Thornton LLP totaled approximately $8 during the year ended December 31, 2012.

Tax Fees

There were no fees billed for the year ended December 31, 2013 for professional services by CohnReznick LLP for tax compliance, tax advice, and tax planning. Fees billed for the year ended December 31, 2012 for professional services by Grant Thornton LLP for tax compliance, tax advice and tax planning amounted to approximately $51.

All Other Fees

No other fees were incurred during the years ended December 31, 2013 and 2012 for services provided by CohnReznick LLP or Grant Thornton LLP.

The Audit Committee approves in advance audit and non-audit services to be provided by our independent accounting firm. Any service proposals submitted by our independent accounting firm must be discussed and approved by the Audit Committee during its meetings. Once a proposed service is approved, we or our subsidiaries formalize the engagement of the service. No audit-related or tax services were approved by the Board of Directors in accordance with Item 2-01(c)(7)(i)(C) of Regulation S-X during the fiscal years ended December 31, 2013 and December 31, 2012.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)           Documents filed as part of this report

1.	Financial Statements.

See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Sequential Brands Group, Inc.

We have audited the accompanying consolidated balance sheet of Sequential Brands Group, Inc. and Subsidiaries as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. Sequential Brands Group, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sequential Brands Group, Inc. and Subsidiaries as of December 31, 2013, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

New York, New York
March 31, 2014

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

/s/ Grant Thornton LLP

Los Angeles, CA
April 1, 2013

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,

	2013	2012

Assets
Current Assets:
Cash	$25,125	$2,624
Restricted cash	0	35
Accounts receivable, net	5,286	476
Prepaid expenses and other current assets	1,645	517
Current assets held for disposition from discontinued operations of wholesale operations subsidiary	213	0
Total current assets	32,269	3,652

Property and equipment, net	986	0
Intangible assets, net	115,728	4,293
Goodwill	1,225	429
Other assets	3,397	599
Long-term assets held for disposition from discontinued operations of wholesale operations subsidiary	0	4
Total assets	$153,605	$8,977

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable and accrued expenses	$4,963	$3,720
Deferred license revenue	1,348	422
Long-term debt, current portion	8,000	0
Current liabilities held for disposition from discontinued operations of wholesale operations subsidiary	1,105	957
Current liabilities held for disposition from discontinued operations of retail subsidiary	0	394
Total current liabilities	15,416	5,493

Long-Term Liabilities:
Long-term debt	49,931	3,502
Deferred tax liability	4,339	0
Other long-term liabilities	1,866	30
Long-term liabilities held for disposition from discontinued operations of wholesale operations subsidiary	884	0
Total long-term liabilities	57,020	3,532
Total liabilities	72,436	9,025

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; 0 and 14,500 shares issued and outstanding at December 31, 2013 and 2012, respectively	0	0
Common stock, $0.001 par value, 150,000,000 shares authorized; 25,284,737 and 2,876,023 shares issued at December 31, 2013 and 2012, respectively, and 25,057,988 and 2,876,023 shares outstanding at December 31, 2013 and 2012, respectively	25	3
Additional paid-in capital	114,411	14,790
Accumulated deficit	(34,890)	(16,916)
Treasury stock, at cost; 122,229 shares and 0 shares at and December 31, 2013 and 2012, respectively	(690)	0
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity (deficit)	78,856	(2,123)
Noncontrolling interest	2,313	2,075
Total equity (deficit)	81,169	(48)
Total liabilities and stockholders’ equity (deficit)	$153,605	$8,977

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2013	2012

Net revenue	$22,653	$5,274

Operating expenses	16,845	11,812

Income (loss) from operations	5,808	(6,538)

Other income	(488)	0
Interest expense	15,589	829

Loss before income taxes	(9,293)	(7,367)

Provision for income taxes	1,849	27

Loss from continuing operations	(11,142)	(7,394)

Loss from discontinued operations:
Loss from discontinued operations of wholesale business, net of tax	(6,244)	(985)
Loss from discontinued operations of retail subsidiary, net of tax	0	(795)
Loss from discontinued operations, net of tax	(6,244)	(1,780)

Consolidated net loss	(17,386)	(9,174)

Net (income) loss attributable to noncontrolling interest	(588)	49

Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(17,974)	$(9,125)

Basic and diluted loss per share:
Continuing operations	$(0.66)	$(3.04)
Discontinued operations	(0.35)	(0.74)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1.01)	$(3.78)

Basic and diluted weighted average common shares outstanding	17,713,140	2,413,199

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(in thousands, except share data)

					Additional				Total Sequential Brands Group, Inc. and Subsidiaries
	Common Stock		Preferred Stock		Paid-in	Accumulated	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity (Deficit)	Interest	Equity (Deficit)
Balance at January 1, 2012	2,400,171	$2	-	$0	$2,372	$(7,791)	-	$0	$(5,417)	$0	$(5,417)

Fair value of warrants issued for services	-	0	-	0	183	0	-	0	183	0	183

Issuance of Series A preferred stock, including fair value of warrants and beneficial conversion feature	-	0	14,500	0	11,562	0	-	0	11,562	0	11,562

Net loss attributable to noncontrolling interest	-	0	-	0	0	0	-	0	0	(49)	(49)

Redemption of fractional shares following stock split	(344)	0	-	0	0	0	-	0	0	0	0

Noncontrolling member interest contribution	-	0	-	0	0	0	-	0	0	2,124	2,124

Stock based compensation	476,196	1	-	0	673	0	-	0	674	0	674

Net loss attributable to common stockholders	-	0	-	0	0	(9,125)	-	0	(9,125)	0	(9,125)

Balance at December 31, 2012	2,876,023	3	14,500	0	14,790	(16,916)	-	0	(2,123)	2,075	(48)

Issuance of common stock in connection with the 2013 PIPE Transaction, net of offering costs	8,000,000	8	-	0	40,742	0	-	0	40,750	0	40,750

Issuance of common stock in connection with the 2012 PIPE Transaction, net of offering costs	4,966,667	5	-	0	21,207	0	-	0	21,212	0	21,212

Issuance of common stock in connection with conversion of Debentures	5,523,810	5	-	0	14,495	0	-	0	14,500	0	14,500

Redemption of preferred stock in connection with conversion of Debentures	-	0	(14,500)	0	0	0	-	0	0	0	0

Issuance of common stock in connection with acquisition	2,833,590	3	-	0	19,832	0	-	0	19,835	0	19,835

Fair value of warrants issued in connection with financing	-	0	-	0	1,269	0	-	0	1,269	0	1,269

Fair value of warrants issued in connection with acquisitions	-	0	-	0	419	0	-	0	419	0	419

Fair value of warrants issued for services	-	0	-	0	436	0	-	0	436	0	436

Issuance of common stock in connection with stock option exercises	41,473	0	-	0	104	0	-	0	104	0	104

Cashless exercise of warrants	808,175	1	-	0	(1)	0	-	0	0	0	0

Stock based compensation	8,250	0	-	0	1,118	0	-	0	1,118	0	1,118

Repurchase of common stock	-	0	-	0	0	0	122,229	(690)	(690)	0	(690)

Noncontrolling interest distribution	-	0	-	0	0	0	-	0	0	(350)	(350)

Net income attributable to noncontrolling interest	-	0	-	0	0	0	-	0	0	588	588

Net loss attributable to common stockholders	-	0	-	0	0	(17,974)	-	0	(17,974)	0	(17,974)

Balance at December 31, 2013	25,057,988	$25	-	$0	$114,411	$(34,890)	122,229	$(690)	$78,856	$2,313	$81,169

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(17,386)	$(9,174)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	6,244	1,780
Provision for bad debts	250	0
Depreciation and amortization	598	296
Stock based compensation	1,118	674
Amortization of debt discount and deferred financing costs	12,104	792
Fair value of warrants issued for services rendered	436	183
Fair value of warrants issued in connection with acquisition	26	0
Gain on bargain purchase of business	(227)	0
Loss on disposal of fixed assets	0	184
Deferred income taxes	1,786	0
Changes in operating assets and liabilities:
Receivables	(4,896)	414
Prepaid expenses and other assets	(477)	(454)
Accounts payable and accrued expenses	(1,055)	2,161
Deferred license revenue	789	(1,359)
Other liabilities	1,570	0
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	880	(4,503)
CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(4,438)	(2,174)
CASH USED IN OPERATING ACTIVITIES	(3,558)	(6,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired	(90,846)	(8,550)
Proceeds from sale of non-core assets derived from DVS acquisition	0	3,590
Acquisition of intangible assets	(277)	0
Acquisition of property and equipment	(950)	(12)
Restricted cash	35	(0)
CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS	(92,038)	(4,972)
CASH USED IN INVESTING ACTIVITIES FROM DISCONTINUED OPERATIONS	0	0
CASH USED IN INVESTING ACTIVITIES	(92,038)	(4,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	65,000	0
Proceeds from the sale of common stock	66,350	0
Proceeds from options exercised	104	0
Proceeds from senior secured convertible debentures	0	14,500
Investment by noncontrolling interest member	0	2,124
Repayment of note payable	(6,000)	(1,000)
Deferred financing costs	(1,929)	(844)
Offering costs	(4,388)	0
Repurchase of common stock	(690)	0
Noncontrolling interest distributions	(350)	0
Repayment of note payable to related parties	0	(750)
CASH PROVIDED BY FINANCING ACTIVITIES FROM CONTINUING OPERATIONS	118,097	14,030
CASH PROVIDED BY FINANCING ACTIVITIES FROM DISCONTINUED OPERATIONS	0	0
CASH PROVIDED BY FINANCING ACTIVITIES	118,097	14,030

NET INCREASE IN CASH	22,501	2,381
CASH — Beginning of year	2,624	243
CASH — End of year	$25,125	$2,624

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$3,428	$82
Taxes	$0	$42

NON-CASH INVESTING AND FINANCING ACTIVITES:
Conversion of senior secured convertible debentures to common stock	$14,500	$0
Common stock issued in connection with acquisition	$19,835	$0
Fair value of warrants issued in connection with acquisition	$393	$0
Fair value of warrants issued in financing transaction	$1,269	$4,215
Cashless exercise of warrants	$1	$0
Debt discount - beneficial conversion feature on senior secured convertible debentures	$0	$7,347

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Overview

Sequential Brands Group, Inc. (“the Company”), through its wholly-owned and majority-owned subsidiaries, owns a portfolio of consumer brands, including Ellen Tracy, William Rast, Revo, Caribbean Joe, Heelys, DVS, The Franklin Mint and People’s Liberation. The Company promotes, markets, and licenses these brands and intends to pursue acquisitions of additional brands or rights to brands. The Company has licensed and intends to license its brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In its licensing arrangements, the Company’s licensing partners are responsible for designing, manufacturing and distributing the Company’s licensed products, subject to the Company’s continued oversight and marketing support. We currently have more than 50 licensees, up from eight at the end of 2012, almost all of which are wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of our business strategy, we have previously entered into (and expect in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

In the second half of 2011, the Company changed its business model to focus on licensing and brand management. Prior to this, the Company designed, marketed and provided, on a wholesale basis, branded apparel and accessories, as well as operated retail stores to sell its branded products. In the second half of 2011, the Company discontinued its wholesale distribution of branded apparel and apparel accessories, liquidated its existing inventory and closed its remaining retail stores. To reflect the Company’s business transition, in March 2012, the Company’s corporate name was changed from People’s Liberation, Inc. to Sequential Brands Group, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation.

Discontinued Operations

The Company accounted for the decisions to close down its wholesale and retail operations as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Accounting for Impairment or Disposal of Long-Lived Assets, which requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are filed for potential recognition or disclosure. Any material events that occur between the balance sheet date and filing date are disclosed as subsequent events, while the consolidated financial statements are adjusted to reflect any conditions that exist at the balance sheet date.

Revenue Recognition

The Company has entered into various trade name license agreements that provide revenues based on minimum royalties and advertising/marketing fees and additional revenues based on a percentage of defined sales. Minimum royalty and advertising/marketing revenue is recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalties exceeding the defined minimum amounts are recognized as income during the period corresponding to the licensee’s sales. Payments received as consideration of the grant of a license or advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Revenue is not recognized unless collectability is reasonably assured.

If licensing arrangements are terminated prior to the original licensing period, the Company will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable.

Restricted Cash

The Company did not have any restricted cash as of December 31, 2013. As of December 31, 2012, the Company had approximately $35 of restricted cash which was used to collateralize certain obligations.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s payment history and account aging. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $135 and $0 at December 31, 2013 and 2012, respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Maintenance and repairs are charged to expense as incurred. Upon retirement or other disposition of property and equipment, applicable cost and accumulated depreciation and amortization are removed from the accounts and any gains or losses are included in results of operations.

Depreciation and amortization of property and equipment is computed using the straight-line method based on estimated useful lives of the assets as follows:

Furniture and fixtures	5 years
Office equipment	5 to 7 years
Machinery and equipment	5 to 7 years
Leasehold improvements	Term of the lease or the estimated life of the related improvements, whichever is shorter.
Computer Software	5 years

Deferred Financing Costs

Direct costs incurred in connection with issuing debt securities or obtaining debt or other credit arrangements are recorded as deferred financing costs and are amortized as interest expense, using the effective interest method, over the term of the related debt.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
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

Treasury Stock

Treasury stock is recorded at cost as a reduction of stockholders’ equity in the accompanying consolidated balance sheets.

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

The Company’s preferred shares do not feature any redemption rights within the holders’ control or conditional redemption features not solely within its control as of December 31, 2013 and 2012. Accordingly, all issuances of preferred stock are presented as a component of stockholders’ equity.

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other freestanding derivatives, if any, at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2013 and 2012.

Advertising

Advertising costs related to media ads are charged to expense as of the first date the advertisements take place. Advertising costs related to campaign ads, such as production and talent, are expensed over the term of the related advertising campaign. Advertising expenses included in operating expenses approximated $1,583 and $604 for the years ended December 31, 2013 and 2012, respectively.

Stock-Based Compensation

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. For restricted stock where restrictions lapse with the passage of time (“time-based restricted stock”), compensation cost is recognized over the period between the issue date and the date that restrictions lapse. Time-based restricted stock is included in total common shares outstanding upon the lapse of any restrictions. For restricted stock where restrictions are based on performance measures (“performance-based restricted stock”), restrictions lapse when those performance measures have been deemed earned. Performance-based restricted stock is included in total common shares outstanding upon the lapse of any restrictions. Performance-based restricted stock is included in total diluted shares outstanding when the performance measures have been deemed earned but not issued.

Compensation cost for stock options, in accordance with accounting for share-based payment under GAAP, is calculated using the Black-Scholes valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the requisite service period of the grant. Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and will be revised in subsequent periods if actual forfeitures differ from those estimates.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of the guidance did not have a significant effect on its accounting and disclosures for income taxes. At December 31, 2013 and 2012, the Company has certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale operations subsidiary, and does not expect a material change in the next twelve months. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2010 through 2013.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted EPS for the years ended December 31, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Years Ended
	December 31,

	2013	2012
Senior secured convertible debentures	0	5,523,810
Warrants	1,744,922	2,250,762
Unvested restricted stock	464,847	357,147
Stock options	413,667	404,800
	2,623,436	8,536,519

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash. Cash is held for use for working capital needs and/or future acquisitions. At times, our cash may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit.

Customer Concentrations

The following table shows significant concentrations in our revenues and accounts receivable for the periods indicated:

	Percentage of Revenue		Percentage of Accounts
	During the Years Ended		Receivable at
	December 31,		December 31,

	2013	2012	2013	2012
Customer A	18%	63%	14%	74%
Customer B	11%	0%	11%	0%
Customer C	10%	0%	35%	0%
Customer D	7%	0%	11%	0%
Customer E	1%	10%	0%	20%
Customer F	0%	14%	0%	0%

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

Noncontrolling Interest

Noncontrolling interest from continuing operations recorded for the years ended December 31, 2013 and 2012 represents income and loss allocations to Elan Polo International, Inc. (“Elan Polo”), a member of DVS Footwear International, LLC (“DVS LLC”), net of member distributions (see Note 6).

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

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. ASU 2012-02 is effective for reporting periods beginning January 1, 2013. The adoption of this update did not have a material impact on the consolidated financial statements but may have an impact in future periods.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 is intended to improve the reporting of reclassifications out of accumulated other comprehensive income. Accordingly, an entity is required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. ASU 2013-02 is effective for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013 and the adoption did not have a material impact on the Company’s consolidated financial statements but may have an impact in future periods.

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies to all other accounting pronouncements that require or permit fair value measurements.

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

Assets and liabilities typically recorded at fair value on a non-recurring basis to which ASC 820-10 applies include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination, and
•	Long-lived assets measured at fair value due to an impairment assessment under ASC 360-10-15, Impairment or Disposal of Long-Lived Assets.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

This topic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy, which encourages an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 requires that assets and liabilities recorded at fair value be classified and disclosed in one of the following three categories:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company classifies such financial assets or liabilities based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

As of December 31, 2013 and 2012, there are no assets or liabilities that are required to be measured at fair value on a recurring basis. The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at December 31, 2013 and 2012:

		Carrying Value		Fair Value

Financial Instrument	Level	12/31/13	12/31/12	12/31/13	12/31/12
Cash	1	$25,125	$2,624	$25,125	$2,624
Restricted cash	1	$-	$35	$-	$35
Accounts receivable	2	$5,286	$476	$5,286	$476
Accounts payable	2	$1,597	$3,720	$1,597	$3,720
Term loans	3	$57,931	$-	$53,640	$-
Senior secured convertible debentures	3	$-	$3,502	$-	$12,594

The carrying amounts of the Company’s cash, restricted cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities. The remaining financial assets and liabilities are comprised of the Term Loans and the Debentures. The Company estimated the fair value of the Debentures at December 31, 2012 by performing discounted cash flow analyses using an appropriate market discount rate. The Company calculated the market discount rate by obtaining period-end treasury rates for fixed-rate debt, or LIBOR rates for variable-rate debt, for maturities that correspond to the maturities of its debt adding appropriate credit spreads derived from information obtained from third-party financial institutions. These credit spreads take into account factors such as the Company’s credit standing, the maturity of the debt, whether the debt is secured or unsecured, and the loan-to-value ratios of the debt.

For purposes of this fair value disclosure, the Company based its fair value estimate for the Term Loans on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the Loan Agreements based on market interest rate quotes as of December 31, 2013 and 2012 for debt with similar risk characteristics and maturities.

NOTE 4 – DISCONTINUED OPERATIONS OF WHOLESALE BUSINESS

Discontinued operations as of December 31, 2013 mainly represent the wind down costs related to the Heelys, Inc. (“Heelys”) legacy operating business, as a result of the Company’s decision to discontinue its wholesale business related to the Heelys brand. As of December 31, 2013, costs attributable to the Heelys legacy operations mainly represent severance expense, lease termination costs and professional and other fees. Discontinued operations as of December 31, 2012 represent the Company’s decision to discontinue its wholesale business related to its People’s Liberation and William Rast branded products.

A summary of the Company’s results of discontinued operations of its wholesale business for the years ended December 31, 2013 and 2012 and the Company’s assets and liabilities from discontinued operations of its wholesale business as of December 31, 2013 and 2012 are as follows:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

Results of discontinued wholesale operations:

	Years Ended December 31,

	2013	2012

Net revenue	$0	$943

Loss from discontinued operations of wholesale business, net of tax	$(6,244)	$(985)

Loss per share from discontinued operations, basic and diluted	$(0.35)	$(0.41)

Weighted average shares outstanding, basic and diluted	17,713,140	2,413,199

Assets and liabilities of discontinued wholesale operations:

	December 31,
	2013	2012
Accounts receivable	$0	$0
Prepaid expenses and other current assets	$213	$0
Long-term assets	$0	$4
Accounts payable and accrued expenses	$1,105	$957
Long-term liabilities	$884	$0

NOTE 5 – DISCONTINUED OPERATIONS OF RETAIL SUBSIDIARY

Discontinued operations as of December 31, 2012 represent the Company’s decision to discontinue its retail operations included in its subsidiary, William Rast Retail, LLC (“Rast Retail”). The Company discontinued its retail operations included in Rast Retail and closed the retail stores in 2012.

A summary of the Company’s results of discontinued operations of Rast Retail for the years ended December 31, 2013 and 2012 and the Company’s liabilities from discontinued operations of Rast Retail as of December 31, 2013 and 2012 is as follows:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

Results of discontinued retail operations:

	Years Ended
	December 31,
	2013	2012

Net revenue	$0	$707

Loss from discontinued operations of retail subsidiary, net of tax	$0	$(795)

Loss per share from discontinued operations, basic and diluted	$(0.00)	$(0.33)

Weighted average shares outstanding, basic and diluted	17,713,140	2,413,199

Liabilities of discontinued retail operations:

	December 31,
	2013	2012
Accounts payable and accrued expenses	$0	$394

NOTE 6 - ACQUISITIONS

Acquisition of the DVS Brand

In June 2012, the Company completed a series of transactions which included (i) its acquisition of assets relating to the consumer product brands DVS and Matix, (ii) its sale of all of its acquired assets relating to the Matix brand and certain tangible assets related to the DVS brand, but excluding its intellectual property rights in the DVS brand, (iii) the contribution of the trademarks relating to the DVS brand into DVS LLC, and (iv) the entry into a license agreement in relation to the DVS brand, all as further described below. This acquisition was effected in order to develop and build the Company’s diversified portfolio of consumer brands.

(i)	Completion of DVS Acquisition

On June 26, 2012, the Company acquired from DVS Shoe Co., Inc. (“DVS Shoe Co.”) substantially all of DVS Shoe Co.’s assets relating to its consumer product brands DVS and Matix pursuant to the terms of a purchase and sale agreement entered into on June 20, 2012. In consideration for the assets, which primarily consisted of inventory, accounts receivable, trademarks and other intellectual property rights, the Company paid $8,550 in cash to DVS Shoe Co. The acquisition of assets was treated as the acquisition of a business for accounting purposes.

(ii)	Entry into Purchase and Sale Agreement with Westlife Distribution USA, LLC.

Following the acquisition, on June 28, 2012, the Company entered into a purchase and sale agreement with Westlife Distribution USA, LLC (“Westlife”). Pursuant to the agreement, the Company sold the assets relating to its acquired Matix brand, including all trademarks and other intellectual property relating to the Matix brand, other intangibles, inventory of Matix branded products, prepaids and accounts receivable. On June 29, 2012, upon the closing of the transactions contemplated by the purchase and sale agreement, the Company received $2,950 million in cash from Westlife.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

(iii)	Entry into Collaboration with Elan Polo International, Inc.

In connection with the acquisition, the Company received a 65% economic interest in DVS LLC. DVS LLC is a collaboration between the Company and Elan Polo. DVS LLC was formed for the purpose of licensing the DVS trademark to third parties primarily in connection with the manufacturing, distribution, marketing and sale of DVS branded footwear, apparel and apparel accessories. In exchange for its 65% economic interest in DVS LLC, the Company contributed trademarks and other intellectual property rights relating to the DVS brand to DVS LLC. In exchange for its 35% economic interest in DVS LLC, Elan Polo contributed $2,124 in cash to the newly formed entity. Elan Polo’s minority member interest in DVS LLC has been reflected as noncontrolling interest on the Company’s consolidated balance sheet.

In connection with the formation of DVS LLC, the Company and Elan Polo entered into a limited liability company operating agreement of DVS LLC on June 29, 2012 (the “Operating Agreement”). Subject to certain exceptions, the Operating Agreement provides that the Company has the right to manage, control and conduct the business affairs of DVS LLC. The Operating Agreement provides that the Company will receive 65% of the distributions and allocation of net profits and losses of DVS LLC and 60% of the distributable assets upon dissolution of DVS LLC.

(iv)	Entry into License Agreement with Elan Polo International, Inc.

On June 29, 2012, DVS LLC entered into a license agreement with Elan Polo. Pursuant to the agreement, DVS LLC granted to Elan Polo an exclusive license (subject to certain exceptions) to use the DVS trademark in connection with the worldwide manufacture, distribution, marketing and sale to approved customers of men’s, women’s and children’s footwear. Unless otherwise terminated earlier pursuant to its terms, the agreement will continue through December 31, 2019. Subject to the satisfaction of certain conditions, Elan Polo may elect to extend the term of the agreement for two additional renewal terms of five years each.

During the term of the agreement, Elan Polo has agreed to pay DVS LLC royalties that are based on a percentage of net sales of DVS licensed products. Royalties are payable on a quarterly basis, and Elan Polo has guaranteed the payment to DVS LLC of certain minimum royalties during each contract year of the agreement.

In connection with the entry into the license agreement with Elan Polo, the Company also sold its DVS branded inventory, purchase orders, customer lists and other intangible assets acquired from DVS Shoe Co. to Elan Polo for $640, its estimated fair market value.

Accounting for the DVS Transactions

The aggregate purchase price of the acquisition amounted to $8,550 million. The allocation of the purchase price is summarized as follows:

Matix and DVS non-core assets	$3,590
Accounts and other receivables	891
Trademarks	4,069
Total acquisition price	$8,550

The acquisition of the DVS brand was accounted for under the acquisition method of accounting. Accordingly, the net assets acquired were recorded at their estimated fair values, and operating results for DVS are included in the consolidated financial statements from the effective date of acquisition of June 26, 2012. There was no excess of purchase price over the fair value of the assets acquired and therefore no resulting goodwill upon the acquisition.

The DVS trademarks will be amortized over their expected useful lives of fifteen years. Legal and other fees related to the transaction of $1,145 were included in operating expenses in the accompanying consolidated statement of operations for the year ended December 31, 2012.

The Company immediately sold the assets of the Matix brand to an unaffiliated company and its acquired DVS branded inventory to Elan Polo for an aggregate amount of $3,590. The Company did not recognize a gain or loss on these transactions as it considered the purchase price of the Matix assets and the DVS branded inventory to be equivalent to the fair value of the assets on the date of the transactions.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

Acquisition of Heelys, Inc.

On January 24, 2013, the Company completed its acquisition of Heelys pursuant to the agreement and plan of merger (the “Heelys Merger Agreement”), dated as of December 7, 2012, by and among Heelys, the Company and Wheels Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. In accordance with the Heelys Merger Agreement, the Company acquired all of the outstanding shares of common stock of Heelys at a purchase price of $2.25 per share in cash, for an aggregate consideration of approximately $62,974. The purchase was funded with cash and investments from Heelys of approximately $55,451 and with cash from the Company of approximately $7,523. Cash and investments provided by Heelys for the acquisition were not acquired by the Company upon acquisition, but instead were distributed directly to the Heelys’ stockholders at the closing. The acquisition of Heelys was effected in order to develop and build the Company’s diversified portfolio of consumer brands.

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

The acquisition of Heelys was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for Heelys are included in the consolidated financial statements from the effective date of acquisition of January 24, 2013. Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of a business, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company performed such a reassessment and concluded that the values assigned for the Heelys acquisition are reasonable. Consequently, the Company recognized a gain on bargain purchase in the amount of $227 arising from the acquisition of Heelys, which has been recorded as a component of operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2013. There was no goodwill as a result of the acquisition.

The allocation of the purchase price is summarized as follows:

Cash consideration paid by the Company	$7,523

Allocated to:
Cash	$2,447
Accounts receivable	4,733
Prepaid expenses and other current assets	1,610
Property and equipment	311
Other assets	12
Current liabilities	(4,528)
Deferred tax liability	(2,553)
Other long term liabilities	(760)
Net assets acquired	1,272
Trademarks	6,383
Patents	95
Gain on bargain purchase of business	(227)
$7,523

Trademarks have been determined by management to have an indefinite useful life and accordingly, no amortization is recorded in the Company’s consolidated statement of operations. Trademarks are subject to a test for impairment on an annual basis, or sooner if an event occurs or circumstances change that indicate that the carrying amount of the trademarks may not be recoverable. Patents are amortized on a straight-line basis over their expected useful lives of ten years. In connection with the acquisition, the Company granted a consultant 5-year warrants to purchase up to an aggregate of 28,000 shares of the Company’s common stock at an exercise price of $6.01 per share. The warrants had a fair value of $90 using the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield of zero, a risk-free interest rate of 0.87%, expected term of five years and an expected volatility of 64%. The Company incurred legal and other costs related to the transaction of approximately $1,621, of which approximately $673 was recognized during the year ended December 31, 2012 and approximately $948 was recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2013.

Because this acquisition was a stock purchase for tax purposes, the Company did not obtain a stepped-up tax basis in Heelys’ assets. A deferred tax liability of $2,553 was established as part of the acquisition accounting to reflect the difference between the fair value of the acquired intangibles on the date of acquisition and the carryover tax basis of the intangibles.

Upon acquisition, the Company discontinued Heelys wholesale legacy operations as it transitioned the business to a licensing and brand management model. Accordingly, Heelys assets and liabilities at December 31, 2013, as well as its results of operations from the date of acquisition through December 31, 2013, related to the wholesale business have been reclassified to discontinued operations (see Note 4).

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

Total revenues and income from continuing operations since the date of acquisition, included in the consolidated statement of operations for the year ended December 31, 2013, are $1,683 and $1,557, respectively.

Acquisition of Ellen Tracy and Caribbean Joe Brands

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

In connection with the Ellen Tracy and Caribbean Joe Acquisition, the Company entered into a (i) first lien term loan agreement, dated as of March 28, 2013 (“First Lien Loan Agreement”), which provides for term loans of up to $45,000 and (ii) a second lien term loan, dated as of March 28, 2013 (“Second Lien Loan Agreement” and, together with the First Lien Loan Agreement, the “Loan Agreements”), which provides for term loans of up to $20,000 (see Note 12). The proceeds from these term loans were used to fund the Ellen Tracy and Caribbean Joe Acquisition, repay existing debt, pay fees and expenses in connection with the foregoing, finance capital expenditures and for general corporate purposes. The Ellen Tracy and Caribbean Joe Acquisition was effected to complete the Company’s base platform through acquiring two strong brands, Ellen Tracy and Caribbean Joe, with a proven team.

The Ellen Tracy and Caribbean Joe Acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for Brand Matter are included in the consolidated financial statements from the effective date of acquisition of March 28, 2013.

The allocation of the purchase price is summarized as follows:

Cash paid	$62,285
Fair value of common stock issued (2,833,590 shares)	19,835
Fair value of warrants issued (125,000 warrants)	393
Total consideration paid	$82,513

Allocated to:
Cash	$140
Current assets	316
Property and equipment	101
Other assets	146
Current liabilities	(1,172)
Net liabilities assumed	(469)
Trademarks	81,349
Customer agreements	1,000
Goodwill	633
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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

Goodwill arising from the Ellen Tracy and Caribbean Joe Acquisition mainly consists of the synergies of an ongoing licensing and brand management business and an experienced, assembled workforce. The Company’s goodwill is deductible for tax purposes and will be amortized for tax purposes over a period of fifteen years. Trademarks have been determined by management to have an indefinite useful life and accordingly, no amortization is recorded in the Company’s consolidated statement of operations. Goodwill and trademarks are subject to a test for impairment on an annual basis, or sooner if an event occurs or circumstances change that indicate that the carrying amount of the goodwill and/or trademarks may not be recoverable. Customer agreements are amortized on a straight-line basis over their expected useful lives of four years. The Company incurred legal and other costs related to the transaction of approximately $2,610, of which approximately $879 was recognized during the year ended December 31, 2012 and approximately $1,731 was recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2013.

Total revenues and income from continuing operations since the date of the Ellen Tracy and Caribbean Joe Acquisition, included in the consolidated statements of operations for the year ended December 31, 2013, are $11,807 and $7,637, respectively. Loss from continuing operations for the year ended December 31, 2013 includes the non-cash deferred tax expense related to the acquired trademarks of $1,786.

Acquisition of the Revo Brand

On August 2, 2013, the Company entered into an asset purchase agreement (the “Revo Purchase Agreement”), by and among the Company, SBG Revo Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“SBG Revo”), and Oakley, Inc., a Washington corporation (“Oakley”), pursuant to which SBG Revo acquired certain assets (other than certain specified excluded assets) of Oakley and certain of its affiliates (the “Purchased Assets”). Under the terms of the Revo Purchase Agreement, SBG Revo paid Oakley and certain of its affiliates an aggregate purchase price of $20,125 in cash and acquired the Purchased Assets. The Purchased Assets consisted of the Revo brand, including related intellectual property and certain other assets, including certain inventory, which was simultaneously sold to the Company’s licensee. The purchase was partially funded with proceeds from the 2013 PIPE Transaction (see Note 22). The Company acquired the Revo brand in order to build and strengthen its brand portfolio.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for the Revo brand are included in the consolidated financial statements from the effective date of acquisition of August 2, 2013.

The allocation of the purchase price is summarized as follows:

Cash consideration paid by the Company	$20,125

Allocated to:
Accounts receivable	$2,099
Trademarks	17,293
Patents	570
Goodwill	163
$20,125

Goodwill arising from the acquisition of the Revo brand mainly consists of the synergies of an ongoing licensing and brand management business. The Company’s goodwill is deductible for tax purposes and will be amortized for tax purposes over a period of fifteen years. Trademarks have been determined by management to have an indefinite useful life and accordingly, no amortization is recorded in the Company’s consolidated statement of operations. Goodwill and trademarks are subject to a test for impairment on an annual basis, or sooner if an event occurs or circumstances change that indicate that the carrying amount of the goodwill and/or trademarks may not be recoverable. Patents are amortized on a straight-line basis over their expected useful lives of ten years. In connection with the acquisition, the Company granted a consultant 5-year warrants to purchase up to an aggregate of 122,000 shares of the Company’s common stock at an exercise price of $5.80 per share. The warrants had a fair value of $346 using the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield of zero, a risk-free interest rate of 1.72%, expected term of five years and an expected volatility of 55.67%. The Company incurred legal and other costs related to the transaction of approximately $1,496, which has been recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2013.

Total revenues and income from continuing operations since the date of the acquisition of the Revo brand, included in the consolidated statements of operations for the year ended December 31, 2013, are $2,183 and $668, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

Acquisition of The Franklin Mint Brand

On November 1, 2013, SBG FM, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into an asset purchase agreement with The Franklin Mint, LLC, pursuant to which the Company acquired The Franklin Mint brand, including all of the related intellectual property and certain other assets. The Franklin Mint brand is well-known in the collectible and gift giving arena with its mission of delivering quality, integrity and creativity. The Company acquired The Franklin Mint brand in order to build and strengthen its brand portfolio.

Pro Forma Information (Unaudited)

The following unaudited consolidated pro forma information gives effect to the acquisition of DVS, Heelys and The Franklin Mint brands and the Ellen Tracy and Caribbean Joe Acquisition as if these transactions had occurred on January 1, 2012. Supplemental pro forma information has not been provided for the Revo brand as the acquired operations were a component of a larger legal entity and separate historical financial statements were not prepared. Since stand-alone financial information of the Revo brand prior to the acquisition was not readily available, compilation of such data was impracticable. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of these businesses been completed on January 1, 2012, nor are they indicative of results that may occur in any future periods.

	Years Ended December 31,
	2013	2012
Revenues	$25,363	$19,390
Income (loss) from continuing operations	$4,173	$(39,161)
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(2,660)	$(41,136)

Loss per share:
Basic	$(0.14)	$(2.61)
Diluted	$(0.13)	$(2.61)

Weighted average shares outstanding:
Basic	19,645,652	15,737,272
Diluted	20,750,591	15,737,272

The supplemental pro forma information for the years ended December 31, 2013 and 2012 has been adjusted for the following certain non-recurring expenses:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

	Years Ended December 31,

	2013	2012
Acquisition-related costs	$5,083	$(8,029)
Non-cash interest expense recognized on the remaining unamortized discount of the beneficial conversion feature, Warrants and deferred financing costs of the Debentures (see Note 12)	11,614	(11,480)
Amortization of acquired customer agreements and patents	(98)	(317)
Interest expense on Term Loans and amortization of deferred financing costs and debt discount (see Note 12)	(1,154)	(5,172)
Non-cash deferred tax expense on acquired trademarks	0	(2,213)
Net (increase) decrease to pro forma net loss	$15,445	$(27,211)

Additionally, the supplemental pro forma information has been adjusted to reflect the elimination of Heelys historical operations that are not related to the licensing business, as this portion of their business has been discontinued by the Company (see Note 4).

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2013	2012

Furniture and fixtures	$288	$0
Office equipment	38	0
Machinery and equipment	10	0
Leasehold improvements	138	0
Computer software	178	0
Property and equipment	652	0
Less accumulated depreciation and amortization	(66)	0
Net property and equipment, net	586	0
Prepaid fixtures	400	0
Property and equipment, net	$986	$0

In December 2012, in connection with the relocation the Company’s corporate headquarters, the Company wrote off approximately $184 of fixed assets. This impairment of property and equipment is included in operating expenses on the accompanying consolidated statement of operations for the year ended December 31, 2012. Depreciation and amortization expense amounted to $66 and $128 for the years ended December 31, 2013 and 2012, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

NOTE 8 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

	Useful	Gross		Net
	Lives	Carrying	Accumulated	Carrying
December 31, 2013	(Years)	Amount	Amortization	Amount
Amortized intangible assets:
Trademarks	15	$4,699	$(585)	$4,114
Customer agreements	4	1,120	(192)	928
Patents	10	665	(31)	634
		$6,484	$(808)	5,676
Indefinite lived intangible assets:
Trademarks				110,052

Intangible assets, net				$115,728

December 31, 2012	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Trademarks	15	$4,569	$(276)	$4,293
Intangible assets, net		$4,569	$(276)	$4,293

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2014	$660
2015	660
2016	660
2017	467
2018	380
Thereafter	2,849
$5,676

Amortization expense amounted to $532 and $168 for the years ended December 31, 2013 and 2012, respectively.

Intangible assets represent trademarks, customer agreements and patents related to the Company’s brands. Finite lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of intangible assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite lived intangible assets are tested for impairment on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite lived intangible asset may not be recoverable. When conducting its annual indefinite lived intangible asset impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment of definite lived intangibles during the years ended December 31, 2013 and 2012. The Company performed its annual impairment evaluation of its indefinite lived intangible assets as of December 31, 2013. There was no impairment of indefinite lived intangibles during the years ended December 31, 2013 and 2012.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

NOTE 9 – GOODWILL

Goodwill is summarized as follows:

Balance at January 1, 2013	$429
Acquisitions in 2013	796
Balance at December 31, 2013	$1,225

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations. Through December 31, 2013, no impairment of goodwill has been identified.

NOTE 10 - NOTE PAYABLE TO RELATED PARTIES AND ASSET PURCHASE AGREEMENT

On August 13, 2010, the Company’s subsidiary, William Rast Licensing, LLC (“Rast Licensing”) entered into a promissory note in the amount of $750 with Mobility Special Situations I, LLC (“Mobility”), an entity owned in part by Mark Dyne, the brother of the Company’s then Chief Executive Officer, Colin Dyne, and New Media Retail Concepts, LLC. The promissory note had an interest rate of 8%, payable monthly in arrears, and was due February 13, 2012. The promissory note was secured by the assets of Rast Licensing and was guaranteed by the Company’s other entities under common control, including Sequential Brands Group, Inc., William Rast Sourcing, LLC (“Rast Sourcing”), Rast Retail, Bella Rose, LLC and Versatile Entertainment, Inc. The outstanding principal and interest balances of this promissory note were paid in full in February 2012 with the proceeds received from the Tengram Securities Purchase Agreement as further described in Note 12.

NOTE 11 - NOTE PAYABLE

On August 18, 2011, the Company, through its subsidiary, Rast Licensing, entered into a promissory note with Monto Holdings (Pty) Ltd. (“Monto”) in the amount of $1,000. The promissory note had an interest rate of 7% per annum, which was payable on the maturity date of the note unless the note was repaid earlier. The promissory note was secured by the assets of Rast Licensing and was guaranteed by the Company’s other entities under common control. The outstanding principal and interest balances of this promissory note were paid in full in February 2012 with the proceeds received from the Tengram Securities Purchase Agreement as further described in Note 12.

NOTE 12 – LONG-TERM DEBT

The components of long-term debt are as follows:

	December 31,
	2013	2012
Term Loans	$59,000	$0
Debentures	0	14,500
Accrued interest	0	30
Subtotal	59,000	14,530
Unamortized discounts	(1,069)	(11,028)
Total long-term debt, net of unamortized discounts	57,931	3,502
Less: current portion of long-term debt	8,000	0
Long-term debt	$49,931	$3,502

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

Term Loans

In connection with the Ellen Tracy and Caribbean Joe Acquisition further discussed in Note 6, on March 28, 2013, the Company entered into (i) a first lien loan agreement, which provides for term loans of up to $45,000 (the “First Lien Term Loan”) and (ii) a second lien loan agreement, which provides for term loans of up to $20,000 (the “Second Lien Term Loan” and, together with the First Lien Loan Agreement, the “Term Loans”). The proceeds from the Term Loans were used to fund the Ellen Tracy and Caribbean Joe Acquisition, repay existing debt, pay fees and expenses in connection with the foregoing, finance capital expenditures and for general corporate purposes. The Term Loans are secured by substantially all of the assets of the Company and are further guaranteed and secured by each of the domestic subsidiaries of the Company, other than DVS LLC, SBG Revo Holdings, LLC and SBG FM, LLC, subject to certain exceptions set forth in the Loan Agreements. In connection with the Second Lien Loan Agreement, the Company issued 5-year warrants to purchase up to an aggregate of 285,160 shares of the Company’s common stock at an exercise price of $4.50 per share. In December 2013, the Company obtained the written consent of each of the lenders to the Loan Agreements and in connection therewith, SBG Revo Holdings, LLC agreed to become a Loan Party (as defined in the Loan Agreements) under each of the Loan Agreements, which transaction became effective February 2014.

The Term Loans were drawn in full on March 28, 2013. The Loan Agreements terminate, and all loans then outstanding under each Loan Agreement, must be repaid on March 28, 2018. The Company is required to make quarterly scheduled amortization payments of the Term Loans prior to the maturity of the Loan Agreements in an amount equal to (x) in the case of the First Lien Loan Agreement, $1,500 and (y) in the case of the Second Lien Loan Agreement, $500. The First Lien Term Loan bears interest, at the Company’s option, at either (a) 4.00% per annum plus adjusted LIBOR or (b) 3.00% per annum plus the Base Rate, as defined in the applicable Loan Agreement (4.25% at December 31, 2013). The Second Lien Term Loan bears interest at 12.75% per annum plus adjusted LIBOR (12.99% at December 31, 2013).

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

During the year ended December 31, 2013, accretion of the discount amounted to $201, which was recorded as a component of interest expense in the accompanying consolidated statement of operations. Contractual interest expense on the Term Loans amounted to $3,395 for the year ended December 31, 2013, which was recorded as a component of interest expense in the accompanying consolidated statement of operations.

The Company incurred legal and other fees associated with the closing of the Term Loans of approximately $1,929. These amounts have been recorded as deferred financing costsand included in other assets in the accompanying consolidated balance sheet, and are being amortized as non-cash interest expense over the contractual term of the Term Loans. During the year ended December 31, 2013, amortization of these fees amounted to $289, which was recorded as a component of interest expense in the accompanying consolidated statement of operations.

The Loan Agreements include customary representations and warranties and include representations relating to the intellectual property owned by the Company and its subsidiaries and the status of the Company’s material license agreements. In addition, the Loan Agreements include covenants and events of default including requirements that the Company satisfy a minimum positive net income test, maintain a minimum loan to value ratio (as calculated pursuant to the First Lien Loan Agreement or the Second Lien Loan Agreement, as applicable) and, in the case of the Second Lien Loan Agreement, maintain a minimum cash balance of $3,525 through December 31, 2013 and $3,000 after January 1, 2014 in accounts subject to control agreements, as well as limitations on liens on the assets of the Company and its subsidiaries, indebtedness, consummation of acquisitions (subject to certain exceptions and consent rights as set forth in the Loan Agreements) and fundamental changes (including mergers and consolidations of the Company and its subsidiaries), dispositions of assets of the Company and its subsidiaries, investments, loans, advances and guarantees by the Company and its subsidiaries, and restrictions on issuing dividends and other restricted payments, prepayments and amendments of certain indebtedness and material licenses, affiliate transactions and issuance of equity interests. The Company is in compliance with its covenants under the Loan Agreements as of December 31, 2013.

Variable Rate Senior Secured Convertible Debentures

On February 2, 2012, the Company entered into a securities purchase agreement (the “Tengram Securities Purchase Agreement”) with TCP WR Acquisition, LLC (“TCP WR”), pursuant to which the Company issued variable rate senior secured convertible debentures due January 31, 2015 (the “Debentures”) in the amount of $14,500, warrants to purchase up to 1,104,762 shares of common stock (the “Warrants”) and 14,500 shares of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”). The Debentures had a three year term, with all principal and interest being due and payable at the maturity date of January 31, 2015, and had an interest rate of LIBOR.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

The Debentures were convertible at the option of TCP WR into 5,523,810 shares of the Company’s common stock at an initial conversion price of $2.625 per share, as adjusted for the reverse stock split (the “Conversion Price”). The Warrants, which had a fair value of $4,215, are exercisable for five years at an exercise price of $2.625 per share, as adjusted for the reverse stock split. The fair value of the Warrants was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures. Additionally, the Debentures were deemed to have a beneficial conversion feature at the time of issuance. Accordingly, the beneficial conversion feature, which had a value of $7,347, was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures.

Legal and other fees associated with the transaction of $844 were recorded as deferred financing costs and were being amortized to interest expense over the contractual term of the Debentures.

On March 28, 2013, in connection with the Ellen Tracy and Caribbean Joe Acquisition, TCP WR elected to convert the aggregate principal amount outstanding under the Debentures into shares of the Company’s common stock at the Conversion Price (the “TCP Conversion”). At the time of the TCP Conversion, the aggregate principal amount outstanding under the Debentures was $14,500, plus accrued and unpaid interest. The Company issued 5,523,810 shares of its common stock in the TCP Conversion. In connection with the TCP Conversion, the Company also redeemed all of the 14,500 issued and outstanding shares of Series A Preferred Stock held by TCP WR for a nominal fee of $14.50 (unrounded) pursuant to the Designation of Rights, Preferences and Limitations for the Series A Preferred Stock. As a result of the TCP Conversion, the remaining unamortized discount of $11,028 recorded in connection with the beneficial conversion feature and the Warrants issued with the Debentures to TCP WR, as well as the remaining unamortized balance of deferred financing costs of $586, were recognized as non-cash interest expense in the accompanying consolidated statement of operations as of December 31, 2013.

Termination of Material Agreements

The proceeds received from the financing were used in part to repay the following indebtedness of the Company and its subsidiaries: (a) all indebtedness owed by Rast Sourcing under its factoring facility with Rosenthal & Rosenthal; (b) all indebtedness owed by Rast Licensing to Mobility pursuant to a promissory note in the aggregate principal amount of $750; and (c) all indebtedness owed by Rast Licensing to Monto pursuant to a promissory note in the aggregate principal amount of $1,000. In connection with the repayments, all security agreements, assignment agreements, and guarantee agreements were terminated.

NOTE 13 – LEASES

We lease office space, as well as office equipment, in New York for our corporate headquarters under a lease agreement which provides for approximately $43 in monthly rent, expiring on December 31, 2016.

Total rent expense for the years ended December 31, 2013 and 2012 amounted to approximately $217 and $855, respectively.

Future annual minimum payments due under the leases are summarized as follows:

Years Ending December 31,
2014	$966
2015	934
2016	797
$2,697

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Stockholder Derivative Complaint – Settled

On January 17, 2012, RP Capital, LLC (“plaintiff”) filed a stockholders derivative complaint in the Superior Court of the State of California, County of Los Angeles, against the Company and former directors Colin Dyne, Kenneth Wengrod, Susan White and Dean Oakey. The case alleged that the defendants (i) breached their fiduciary duties to the Company for failing to properly oversee and manage the Company, (ii) certain defendants were unjustly enriched, (iii) abused their control, (iv) grossly mismanaged the Company, (v) wasted corporate assets, (vi) engaged in self-dealing, and (vii) breached their fiduciary duties by disseminating false and misleading information.  The plaintiffs sought (i) judgment against the defendants in favor of the Company for the amount of damages sustained by the Company as a result of the defendants’ alleged breaches of their fiduciary duties; (ii) judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws; (iii) an award to the Company of restitution from the defendants and an order from the court to disgorge all profits, benefits and other compensation obtained by the defendants from their alleged wrongful conduct and alleged fiduciary breaches and (iv) an award of costs and disbursements of the action, including reasonable fees for professional services. The parties agreed upon a settlement in the action. The court granted final approval of the settlement on March 12, 2013 and dismissed the case on the same day. Pursuant to the settlement, the Company was required, subject to certain exceptions, to implement and maintain in effect for a period of three years certain corporate governance initiatives. The Company is in compliance with all of its obligations pursuant to the settlement agreement. The settlement did not include any cash payment for damages.

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

NOTE 15 – OFFICER COMPENSATION

Yehuda Shmidman Employment Agreement

On November 19, 2012, the Board appointed Yehuda Shmidman as the Company’s Chief Executive Officer and a Class I Director of the Board. Mr. Shmidman will serve on the Board for a term expiring at the 2015 annual meeting of stockholders, or until his successor has been elected and qualified. In connection with his appointment as the Company’s Chief Executive Officer, the Company entered into an employment agreement with Mr. Shmidman. Pursuant to the agreement, Mr. Shmidman will serve as the Company’s Chief Executive Officer for a term of three years. During the term of the agreement, Mr. Shmidman will receive a base salary of $600 per annum, which is subject to increase, and he will be eligible to receive an annual cash performance bonus of up to 100% of his base salary based on the attainment of the EBITDA target to be agreed upon by the Compensation Committee and Mr. Shmidman. On November 19, 2012, the Company issued 396,196 shares of restricted stock to Mr. Shmidman, in accordance with the terms of his employment agreement, of which 99,049 shares, or 25%, vested on the date of grant, with the remaining shares vesting in equal installments on each of the first, second and third anniversaries of the grant date. On November 1, 2013, the Compensation Committee resolved to cancel the shares of restricted stock issued to Mr. Shmidman on November 19, 2012 and to issue replacement shares of restricted stock under the Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan (the “2013 Stock Incentive Plan”) on the same terms and subject to the same vesting schedule as the cancelled shares. In the event of a change of control of the Company, all unvested shares of restricted stock will immediately vest.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

Gary Klein Employment Agreement

On November 29, 2012, the Board appointed Gary Klein as the Company’s Chief Financial Officer for a term of three years. During the term of his employment, Mr. Klein will receive a base salary of $250 per annum, which is subject to increase, and he will be eligible to receive an annual cash performance bonus of up to 50% of his base salary based on the attainment of the EBITDA target to be agreed upon by the Company and Mr. Klein. Mr. Klein received a signing bonus of $20 and on November 29, 2012, the Company issued 80,000 shares of restricted stock to Mr. Klein, in accordance with the terms of his employment agreement, of which 20,000 shares, or 25%, vested upon Mr. Klein’s employment commencement date, with the remaining shares vesting in equal installments on each of the first, second and third anniversaries of Mr. Klein’s start date. On November 1, 2013, the Compensation Committeeresolved to cancel the shares of restricted stock issued to Mr. Klein on November 29, 2012 and to issue replacement shares of restricted stock under the Company’s 2013 Stock Incentive Plan on the same terms and subject to the same vesting schedule as the cancelled shares.  In the event of a change of control of the Company, all unvested shares of restricted stock will immediately vest.

Colin Dyne

On November 15, 2012, Colin Dyne resigned from his positions as the Company’s Chief Executive Officer, Chief Financial Officer and Director of the Board. In connection with Mr. Dyne’s resignation, the Company and Mr. Dyne entered into a separation and release agreement which provides for an aggregate payment to Mr. Dyne of $2,350, which has been included in operating expenses in the consolidated statement of operations for the year ended December 31, 2012. The agreement also provides that, subject to certain exceptions, other than the payment of accrued wages and unpaid vacation time, Mr. Dyne will not be entitled to any other payments or benefits in connection with the termination of his employment, including those provided for in Mr. Dyne’s employment agreement with the Company. Subject to certain exceptions, the agreement also provides a release of all claims that each party may have against the other and for the continued right for Mr. Dyne to exercise his outstanding stock options for a period of three years.

NOTE 16 - PREFERRED STOCK

On February 3, 2012, the Company amended and restated its certificate of incorporation by creating a new series of preferred stock designated Series A Preferred Stock, by filing with the Delaware Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. The Certificate of Designation sets forth the rights, preferences, privileges and restrictions of the Series A Preferred Stock, which include the following:

⋅	The authorized number of shares of Series A Preferred Stock is 19,400, having a par value $0.001 per share and a stated value of $1,000 per share (“Stated Value”).

⋅	Holders of Series A Preferred Stock are not entitled to dividends or any liquidation preference.

⋅
Series A Preferred Stock may only be transferred by a holder of such stock to a transferee if such transfer also includes a transfer to the transferee of $1,000 in principal amount of Debentures for each one share of transferred Series A Preferred Stock.

⋅
The holders of Series A Preferred Stock vote together as a single class with the holders of common stock on all matters requiring approval of the holders of common stock, except that each share of Preferred Stock is entitled to 381 votes per share (which is the number of shares of common stock a Debenture holder would receive if it converted $1,000 in principal amount of Debentures into common stock at the Conversion Price), which number of votes per share is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions relating to the Company’s common stock.

⋅
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

⋅
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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

As more fully discussed in Note 12, in connection with the TCP Conversion on March 28, 2013, the Company redeemed all of the 14,500 issued and outstanding shares of Series A Preferred Stock held by TCP WR for a nominal redemption price of $14.50 (unrounded).

NOTE 17 - STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS

Stock Options

On January 5, 2006, the Company adopted the 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”), which authorized the granting of a variety of stock-based incentive awards. The 2005 Stock Incentive Plan was administered by the Company’s Board, or a committee appointed by the Board, which determined the recipients and terms of the awards granted. The 2005 Stock Incentive Plan provided for the issuance of both incentive stock options (ISOs) and non-qualified stock options (NQOs). ISOs could only be granted to employees and NQOs could be granted to directors, officers, employees, consultants, independent contractors and advisors. The 2005 Stock Incentive Plan provided for a total of 366,667 shares of common stock to be reserved for issuance under the 2005 Stock Incentive Plan.

On July 24, 2013, the Board approved and adopted the 2013 Stock Incentive Plan. The 2013 Stock Incentive Plan replaced the 2005 Stock Incentive Plan. No new grants will be granted under the 2005 Stock Incentive Plan as of July 24, 2013. Grants that were made under the 2005 Stock Incentive Plan prior to the Board’s approval and adoption of the 2013 Stock Incentive Plan will continue to be administered in effect in accordance with their terms. The 2013 Stock Incentive Plan became effective on July 24, 2013 and, subject to the right of the Board to amend or terminate the 2013 Stock Incentive Plan in accordance with terms and conditions thereof, will remain in effect until all shares of the Company’s common stock reserved for issuance thereunder have been delivered and any restrictions on such shares have lapsed. Notwithstanding the foregoing, no shares of the Company’s common stock may be granted under the 2013 Stock Incentive Plan on or after July 24, 2023.

The 2013 Stock Incentive Plan is administered by the Compensation Committee of the Board. Under the 2013 Stock Incentive Plan, the Compensation Committee is authorized to grant awards to employees, consultants and any other persons to whom the 2013 Stock Incentive Plan is applicable and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. The Compensation Committee has the power to interpret the 2013 Stock Incentive Plan and to adopt such rules and regulations as it considers necessary or appropriate for purposes of administering the 2013 Stock Incentive Plan.

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

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data. We utilize the simplified method to determine the expected life of our options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on our history and expectation of dividend payouts.

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

The following table summarizes our stock option activity for the year ended December 31, 2013:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Options	Price	(in Years)	Intrinsic Value
Outstanding - December 31, 2012	404,800	$4.09	7.3	$808
Granted	67,000	3.18
Exercised	(41,473)	(2.52)
Forfeited or Canceled	(16,660)	(7.64)
Outstanding - December 31, 2013	413,667	$4.39	2.7	$812

Exercisable - December 31, 2013	351,667	$4.13	1.6	$812

A summary of the changes in the Company’s unvested stock options is as follows:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Unvested - December 31, 2012	46,240	$0.01
Granted	67,000	3.18
Vested	(50,573)	(0.40)
Forfeited or Canceled	(667)	(0.10)
Unvested - December 31, 2013	62,000	$3.21

During the year ended December 31, 2013, the Company granted 20,000 stock options to a consultant for future services. The options are exercisable at an exercise price of $6.00 per share over a ten-year term and vest over one year. These options had a fair value of $80 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.02%
Expected dividend yield	0.00%
Expected volatility	56.72%
Expected term	5.5 years

The Company recorded $47 during the year ended December 31, 2013 as compensation expense pertaining to this grant.

During the year ended December 31, 2013, the Company granted 47,000 stock options to employees for future services. The options are exercisable at an exercise price of $5.80 per share over a five-year term and vest over one to three years. These options had a fair value of $133 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.72%
Expected dividend yield	0.00%
Expected volatility	55.67%
Expected term	3.0 to 3.5 years

The Company recorded $57 during the year ended December 31, 2013 as compensation expense pertaining to this grant.

The Company did not grant any stock options during the year ended December 31, 2012.

Total compensation expense related to stock options for years ended December 31, 2013 and 2012 was approximately $107 and $4, respectively. Total unrecognized compensation expense related to unvested stock awards at December 31, 2013 amounts to $110 and is expected to be recognized over a weighted average period of approximately six months.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

Warrants

The following table summarizes the Company’s outstanding warrants:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Warrants	Price	(in Years)	Intrinsic Value
Outstanding - December 31, 2012	2,250,762	$2.23	4.0	$6,290
Granted	580,160	6.07
Exercised	(1,083,333)	(1.62)
Forfeited or Canceled	(2,667)	(7.50)
Outstanding - December 31, 2013	1,744,922	$3.88	3.5	$3,323

Exercisable - December 31, 2013	1,704,922	$3.83	3.5	$3,323

A summary of the changes in the Company’s unvested warrants is as follows:

		Weighted
	Number of	Average Grant
	Warrants	Date Fair Value
Unvested - December 31, 2012	45,000	$3.05
Granted	580,160	3.71
Vested	(585,160)	(3.71)
Forfeited or Canceled	-	-
Unvested - December 31, 2013	40,000	$3.00

As more fully described in Note 12, during the year ended December 31, 2012, in connection with the Tengram Securities Purchase Agreement, the Company issued five-year warrants to purchase up to an aggregate of 1,104,762 shares of the Company’s common stock at an exercise price of $2.625 per share, as adjusted for the reverse stock split.

During the year ended December 31, 2012, in connection with the acquisition of the DVS brand, the Company issued five-year warrants to purchase up to an aggregate of 60,000 shares of the Company’s common stock at an exercise price of $5.75 per share.

As more fully described in Note 6, during the year ended December 31, 2013, in connection with the acquisition of the Heelys brand, the Company issued five-year warrants to purchase up to an aggregate of 28,000 shares of the Company’s common stock at an exercise price of $6.01 per share.

As more fully described in Note 6, during the year ended December 31, 2013, in connection with the Ellen Tracy and Caribbean Joe Acquisition, the Company issued five-year warrants to purchase up to an aggregate of 125,000 shares of the Company’s common stock at an exercise price of $10.00 per share.

As more fully described in Note 6, during the year ended December 31, 2013, in connection with the acquisition of the Revo brand, the Company issued five-year warrants to purchase up to an aggregate of 122,000 shares of the Company’s common stock at an exercise price of $5.80 per share.

During the year ended December 31, 2013, in connection with the acquisition of The Franklin Mint brand, the Company issued five-year warrants to purchase up to an aggregate of 10,000 shares of the Company’s common stock at an exercise price of $5.35 per share. These warrants had a fair value of $26 using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, a risk-free interest rate of 1.37%, expected term of five years and an expected volatility of 55.27%.

As more fully described in Note 12, during the year ended December 31, 2013, in connection with the Second Lien Loan Agreement, the Company issued five-year warrants to purchase up to an aggregate of 285,160 shares of the Company’s common stock at an exercise price of $4.50 per share.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

During the year ended December 31, 2013, the Company granted 10,000 warrants to a consultant for future services. The warrants are exercisable at an exercise price of $5.80 per share over a five-year term and vest over one year. These warrants had a fair value of $28 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.72%
Expected dividend yield	0.00%
Expected volatility	55.67%
Expected term	5 years

The Company recorded $9 during the year ended December 31, 2013 as compensation expense pertaining to this grant.

Total compensation expense related to warrants for the year ended December 31, 2013 and 2012 was approximately $9 and $0, respectively.

Restricted Stock

As more fully described in Note 15, on November 19, 2012, the Company issued 396,196 shares of restricted stock to the Company’s Chief Executive Officer, Mr. Shmidman, in accordance with the terms of his employment agreement. Total compensation related to the restricted stock grant amounted to approximately $2,278, of which $617 and $570 was recorded in operating expenses in the Company’s consolidated statement of operations for the years ended December 31, 2013 and 2012, respectively.

Additionally, as more fully described in Note 15, on November 29, 2012, the Company issued 80,000 shares of restricted stock to the Company’s Chief Financial Officer, Mr. Klein, in accordance with the terms of his employment offer letter. Total compensation related to the restricted stock grant amounted to approximately $400, of which $108 and $100 was recorded in operating expenses in the Company’s consolidated statement of operations for the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013, the Company issued 25,000 shares of restricted stock to its Chief Financial Officer, Mr. Klein, for future services. These shares vest over a period of three years, with the first vesting date being October 31, 2014. Total compensation related to the restricted stock grant amounted to approximately $132, of which $7 was recorded in operating expenses in the Company’s consolidated statement of operations for the year ended December 31, 2013.

During the year ended December 31, 2013, the Company issued 31,999 shares of restricted stock to members of its Board. Of the total shares issued, 23,378 shares vest on May 1, 2014 and 8,621 shares vest on September 11, 2014. Total compensation related to the restricted stock grants amounted to approximately $200, of which $112 was recorded in operating expenses in the Company’s consolidated statement of operations for the year ended December 31, 2013.

During the year ended December 31, 2013, the Company issued 178,000 shares of restricted stock to a consultant and employees for future services. Of the total shares issued, 175,000 shares vest over four years and 3,000 shares vest over three years. Total compensation related to the restricted stock grants amounted to approximately $1,032, of which $158 was recorded in operating expenses in the Company’s consolidated statement of operations for the year ended December 31, 2013.

A summary of the restricted stock activity for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Unvested - December 31, 2012	357,147	$5.62	3.9	$0
Granted	234,999	5.80
Vested	(127,299)	(5.64)
Unvested - December 31, 2013	464,847	$5.71	2.9	$20

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

Total compensation expense related to restricted stock grants for the year ended December 31, 2013 and 2012 was approximately $1,002 and $670, respectively.

NOTE 18 - INCOME TAXES

The Company and its subsidiaries are consolidated and taxes are reported by the parent, Sequential Brands Group, Inc. Taxes are calculated on a consolidated basis at C-Corporation tax rates.

Deferred income taxes arise principally from net operating loss (“NOL”) carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2013.

The Company has federal and state NOLs available to carryforward to future periods of approximately $37.1 million as of December 31, 2013 which expire beginning in 2017 for state purposes and 2027 for federal purposes. As a result of TCP WR’s investment in February 2012, we experienced an “ownership change” under Section 382 of the Internal Revenue Code (the “Code”), limiting our utilization of any NOLs generated through February 2012. In addition, $13.1 million of these federal NOLs were acquired through the Heelys stock acquisition and are also subject to a separate limitation under Section 382 of the code. The limitation on NOLs is based upon a formula provided under Section 382 of the Code that is based on the fair market value of the Company and prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of the NOLs under Section 382 could affect the Company’s ability to offset future taxable income.

The Company currently files U.S. federal tax returns and California and New York state tax returns. It is subject to examination by federal and state taxing authorities for the 2010 and subsequent tax years. The Company is not currently under examination in any jurisdiction.

The provision (benefit) for income taxes from continuing operations for the years ended December 31, 2013 and 2012 consists of the following:

	2013	2012
Federal:
Current provision	$0	$0
Deferred provision	1,451	0
	1,451	-
State:
Current provision	63	27
Deferred provision	335	0
	398	27
	$1,849	$27

The difference between the provision for income taxes and the expected income tax provision determined by applying the statutory federal and state income tax rates to pre-tax accounting loss from continuing operations for the years ended December 31, 2013 and 2012 are as follows:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

	2013	2012
Federal statutory rate	35.0%	34.0%
State taxes net of Federal benefit	(1.9)%	6.0%
Non-deductible transaction costs	(3.6)%	(11.0)%
Noncontrolling Interest	2.2%	0.0%
Valuation allowance	(53.3)%	(29.0)%
Gross receipts tax and minimum statutory state income taxes	(0.4)%	(0.3)%
Other	2.1%	(0.1)%
	(19.9)%	(0.4)%

The components of the Company’s consolidated deferred income tax balances as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred income tax assets - current
Bad debt reserve	$54	$0
Accruals and other reserves	0	386
	54	386
Deferred income tax assets - long-term
Net operating loss carryforwards	12,918	6,854
Intangible assets - finite life	1,464	0
Stock options	418	0
Property, plant & equipment	295	0
Deferred rent	100	0
Other	739	0
	15,934	6,854
Deferred income tax liability - long-term
Intangible assets - Indefinite life	(4,339)	0
	11,649	7,240

Less: Valuation Allowance	(15,988)	(7,240)

Net deferred income tax liability - long-term	$(4,339)	$0

Realization of the deferred tax assets is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of taxable temporary differences. The taxable temporary difference related to indefinite-lived trademarks, which are currently amortized for tax purposes, will reverse when such assets are disposed of or impaired. Because the period for their reversal is not determinable, the net deferred tax liability of $4.3 million attributable to indefinite-lived trademarks could not be used to offset the deferred tax assets. As of December 31, 2013, a valuation allowance of approximately $16.0 million had been recognized for deferred income taxes that may not be realized by the Company in future periods.

A reconciliation of the consolidated liability for gross unrecognized income tax benefits (excluding penalties and interest) for the year ended December 31, 2013 is as follows:

	2013	2012
Balance at beginning of year	$454	$454
Decreases in prior year tax positions	0	0
Increases in prior year tax positions	0	0
Increases in current year tax positions	0	0
Settlements with taxing authorities	0	0
Lapse of statute of limitations	(74)	0
Balance at end of year	$380	$454

If the Company were to prevail on all unrecognized tax benefits recorded, approximately $247 of the unrecognized tax benefits (excluding accrued interest and penalties) at December 31, 2013 would benefit at the effective tax rate. Liabilities for unrecognized tax benefits are included in long-term liabilities from discontinued operations in the consolidated balance sheet.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties related to tax liabilities in the tax provision. During the years ended December 31, 2013 and 2012, the Company recognized approximately $23 and $34 in interest and penalties, respectively. The Company has accrued $263 and $240 for interest and penalties at December 31, 2013 and 2012, respectively. Accrued interest and penalties are included in long-term liabilities from discontinued operations in the consolidated balance sheet.

NOTE 19 – RELATED PARTY TRANSACTIONS

Entry into 2013 PIPE Purchase Agreements and Registration Rights Agreements

On July 25, 2013, the Company entered into securities purchase agreements (the “2013 PIPE Purchase Agreements”) with certain accredited investors (the “2013 PIPE Investors”), pursuant to which the Company agreed to sell to the 2013 PIPE Investors an aggregate of 8,000,000 shares of the Company’s common stock at a purchase price of $5.50 per share, for a total offering amount of $44,000. The 2013 PIPE Investors included TCP SQBG II LLC (“TCP II”), an investment vehicle of Tengram Capital Partners Gen2 Fund, L.P. (“Tengram”), the Company’s largest stockholder, which agreed to purchase 257,273 shares, and Mr. Al Gossett, a member of the Board, who agreed to purchase 109,091 shares. The Company’s directors, Mr. Sweedler and Mr. Eby, are controlling partners of Tengram Capital Associates, LLC (“TCA”) (the general partner of Tengram), which is the managing member of TCP WR, TCP SQBG Acquisition, LLC (“TCP Acquisition”) and TCP II. The closing date of the 2013 PIPE Transaction was July 26, 2013.

Relationship with Brand Matter

On March 28, 2013, the Company entered into the BM Purchase Agreement, by and among the Company, ETPH and Brand Matter, pursuant to which the Company acquired from ETPH all of the issued and outstanding equity interests of Brand Matter. Prior to the consummation of the Ellen Tracy and Caribbean Joe Acquisition, two of the Company’s directors, Mr. Sweedler and Mr. Eby (i) were members of Brand Matter and (ii) served on the board of directors of ETPH, the direct parent of Brand Matter. Mr. Sweedler also (i) served as co-chairman of the board of directors of Brand Matter, (ii) served as an executive officer of Brand Matter and (iii) beneficially owned certain membership interests of ETPH. As a consequence of Mr. Sweedler’s indirect beneficial ownership in Brand Matter and the Company and his and Mr. Eby’s positions with ETPH, the Company and Brand Matter as well as the Company and ETPH each appointed special independent committees (on which neither Mr. Sweedler nor Mr. Eby served) to review and negotiate the terms of the Ellen Tracy and Caribbean Joe Acquisition. In connection with the Ellen Tracy and Caribbean Joe Acquisition, Mr. Sweedler received shares of the Company’s common stock for all his equity interests in Brand Matter. Mr. Sweedler and Mr. Eby are also controlling partners in Tengram, which indirectly beneficially owns approximately 28.6% of the Company’s outstanding common stock as of the date hereof.

Amended and Restated Stockholders Agreement

On February 22, 2012, the Company, TCP WR and Mr. Dyne, the Company’s former chief executive officer, chief financial officer and director entered into a stockholders agreement (the “Stockholders Agreement”). In connection with the Ellen Tracy and Caribbean Joe Acquisition, the Company entered into the amended and restated stockholders agreement, dated as of March 27, 2013 (the “Amended Stockholders Agreement”), pursuant to which Mr. Dyne was removed as a party. The terms of the Amended Stockholders Agreement are otherwise substantially similar to those in the Stockholders Agreement.

Entry into 2012 PIPE Purchase Agreement and Registration Rights Agreement

On December 21, 2012, the Company entered into a securities purchase agreement (the “2012 PIPE Purchase Agreement”), by and among the Company and the investors signatory thereto (the “2012 PIPE Investors”), pursuant to which the Company agreed to sell to the 2012 PIPE Investors an aggregate of 4,966,667 shares of the Company’s common stock at a purchase price of $4.50 per share, for a total offering amount of approximately $22,350 million. The 2012 PIPE Investors included the Company’s chief executive officer, Mr. Yehuda Shmidman, who agreed to purchase 11,111 shares and TCP Acquisition, a fund managed by Tengram, which agreed to purchase 733,333 shares. The closing date of the 2012 PIPE Transaction was January 9, 2013.

Heelys Merger Agreement

On December 7, 2012, in connection with the Company’s entry into the Heelys Merger Agreement, the Company entered into an equity commitment letter with Tengram, pursuant to which such entity agreed to provide the Company with up to $8,100 of equity financing, subject to the terms and conditions set forth in the commitment letter, if needed, to enable the Company to satisfy its obligations under the Heelys Merger Agreement. The commitment letter automatically terminated upon the consummation of the transactions contemplated by the Heelys Merger Agreement on January 24, 2013 without an equity financing by Tengram.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

Change of Control Transaction with TCP WR Acquisition, LLC

Mr. Sweedler and Mr. Eby are each directors of the Company, and are controlling partners of TCA, which has the sole voting control over TCP WR. On February 2, 2012, the Company entered into the Tengram Securities Purchase Agreement, pursuant to which the Company sold the Debentures, warrants and Series A Preferred Stock to TCP WR.

The Tengram Securities Purchase Agreement provided certain piggyback rights to TCP WR for its shares of the Company’s common stock issued upon conversion of the Debentures or shares of the Company’s common stock issuable upon conversion of the warrants held by TCP WR to be included in a registration statement, subject to customary underwriter cutbacks.

In connection with the Ellen Tracy and Caribbean Joe Acquisition in March 2013, the Debentures were converted into 5,523,810 shares of the Company’s common stock at the Conversion Price and all of the issued and outstanding shares of Series A Preferred Stock were redeemed for a nominal fee of $14.50 (unrounded). Pursuant to the terms of the piggyback rights granted to TCP WR under the Securities Purchase Agreement, TCP WR requested that the 5,523,810 shares of the Company’s common stock issued upon conversion of the Debentures be registered.

Consulting Services Agreement with Tengram Capital Management, L.P.

Pursuant to an agreement with Tengram Capital Management, L.P. (“TCM”), an affiliate of Tengram, the Company, effective as of January 1, 2013, has engaged TCM to provide services to the Company pertaining to (i) mergers and acquisitions, (ii) debt and equity financing, and (iii) such other related areas as the Company may reasonably request from time to time. TCM is entitled to receive compensation, including fees and reimbursement of out-of-pocket expenses in connection with performing its services under such agreement. The agreement remains in effect for a period continuing through the earlier of five years or the date on which TCM and its affiliates cease to own in excess of 5% of the outstanding shares of common stock in the Company. The Company paid TCM $1,000 and $689 for services under this agreement in 2013 and 2012, respectively. At December 31, 2013 and 2012, there were no amounts owed to TCM.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCM, pursuant to which such employee provides legal and other consulting services at the request of the Company from time to time. The employee was also issued 125,000 shares of restricted stock, vesting over a four year period. The Company paid such employee $125 for services under this agreement in 2013. At December 31, 2013, there were no amounts owed to such employee.

Transactions with Tennman WR-T, Inc.

In connection with the royalty agreement between Tennman WR-T, Inc. (“Tennman WR-T”), Rast Sourcing and Rast Licensing, royalties paid by Rast Sourcing to Tennman WR-T, a minority interest holder of Rast Sourcing, amounted to $1,090 and $400 for the years ended December 31, 2013 and 2012, respectively.  At December 31, 2013 and 2012, amounts owed to Tennman WR-T of $388 and $572, respectively, are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. During the years ended December 31, 2013 and 2012, the Company recorded approximately $855 and $930, respectively, in royalty expense, of which approximately $855 and $872, respectively, are included in operating expenses from continuing operations and $0 and $58, respectively, are included in discontinued operations.

NOTE 20 – PROFIT SHARING PLAN

The Company has established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make contributions to the plan as determined by the Board. There were no contributions made during the years ended December 31, 2013 and 2012.

NOTE 21 – 2012 PRIVATE PLACEMENT TRANSACTION

On December 21, 2012, the Company entered into the 2012 PIPE Purchase Agreement with the 2012 PIPE Investors, pursuant to which the Company agreed to sell to the 2012 PIPE Investors an aggregate of 4,966,667 shares of the Company’s common stock at a purchase price of $4.50 per share, for a total offering amount of approximately $22,350. Net proceeds, after the payment of legal and other expenses of $1,138, amounted to approximately $21,212.

The 2012 PIPE Transaction was consummated on January 9, 2013 and a portion of the proceeds was used to fund the acquisition of Heelys. Affiliates of the Company purchased 744,444 shares, with the Company’s Chief Executive Officer, Mr. Shmidman, purchasing 11,111 shares and TCP Acquisition purchasing 733,333 shares. The Company’s directors, Mr. Sweedler and Mr. Eby, are controlling partners of Tengram, which is the managing member of TCP WR and TCP Acquisition. As contemplated by the 2012 PIPE Purchase Agreement, the Company also entered into a registration rights agreement with the 2012 PIPE Investors on January 9, 2013, as amended on May 14, 2013 (the “Amended Registration Rights Agreement”).

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012
(dollars are in thousands (unless otherwise noted), except share and per share data)

The Amended Registration Rights Agreement requires the Company to file a resale shelf registration statement for the shares of common stock purchased by the 2012 PIPE Investors in the 2012 PIPE Transaction in the event any such shares of common stock constitute “Registrable Securities” (as defined in the Amended Registration Rights Agreement) as of July 15, 2013 (the “Filing Deadline”) and requires the Company to use its commercially reasonable efforts to cause the resale shelf registration statement to become effective as promptly thereafter as practicable but in any event not later than 90 days after the Filing Deadline if the Company receives comments from the SEC, or 30 days after the Filing Deadline, if the Company does not receive comments from the SEC. Prior to the Filing Deadline, each of the 2012 PIPE Investors who held Registrable Securities as of such time waived its respective rights under the Amended Registration Rights Agreement to cause the Company to file and cause to become effective a resale shelf registration statement (such Investors, the “2012 PIPE Affiliates”). The Amended Registration Rights Agreement provides for customary indemnification and contribution provisions, as well as customary restrictions such as blackout periods, and gives the holders of a majority of the shares sold in the 2012 PIPE Transaction that constitute “Registrable Securities” the right to terminate the Amended Registration Agreement. In connection with the 2013 PIPE Transaction, each of the 2012 PIPE Affiliates received piggyback rights for its shares under the 2013 Registration Rights Agreements.

NOTE 22 – 2013 PRIVATE PLACEMENT TRANSACTION

On July 25, 2013, the Company entered into the 2013 PIPE Purchase Agreements with the 2013 PIPE Investors, pursuant to which the Company agreed to sell to the 2013 PIPE Investors an aggregate of 8,000,000 shares of the Company’s common stock, par value $0.001, at a purchase price of $5.50 per share, for a total offering amount of $44,000. Certain affiliates of the Company, including Mr. Al Gossett, a member of the Company’s Board, and TCP II, an entity affiliated with Tengram, agreed to purchase 109,091 shares and 257,273 shares, respectively, in the 2013 PIPE Transaction. Net proceeds, after the payment of legal and other expenses of $3,250, amounted to approximately $40,750.

As contemplated by the 2013 PIPE Purchase Agreements, on July 26, 2013 (the “Closing Date”), the Company entered into registration rights agreements with the 2013 PIPE Investors (the “2013 Registration Rights Agreements”). The 2013 Registration Rights Agreements required the Company to file a resale shelf registration statement for the shares of common stock purchased by each 2013 PIPE Investor in the 2013 PIPE Transaction, and certain other investors granted piggyback rights thereunder, including the 2012 PIPE Affiliates, within 75 days of the Closing Date (the “2013 Filing Deadline”) and to use its commercially reasonable efforts to cause a resale shelf registration statement to become effective as promptly thereafter as practicable but in any event not later than 90 days after the 2013 Filing Deadline if the Company receives comments from the SEC, or 30 days after the 2013 Filing Deadline, if the Company does not receive comments from the SEC (such applicable date, the “2013 Effectiveness Deadline”), subject to certain permitted extensions upon the occurrence of certain events. Subject to certain restrictions, the Company’s obligations to file and to cause the resale shelf registration statement to become effective may be suspended for a period of time, upon written notice to the 2013 PIPE Investors, if the Company determines in its reasonable good faith judgment that it is in an Acquisition Event Period, as defined in the 2013 Registration Rights Agreements. On September 27, 2013, in accordance with the terms of the 2013 Registration Rights Agreements, the Company filed the resale shelf registration statement with the SEC, which was declared effective on December 3, 2013. The 2013 Registration Rights Agreements provide for restrictions such as suspension and blackout periods. The 2013 Registration Rights Agreements also provide for customary indemnification and contribution provisions, subject to certain exceptions for a specific investor.

The Company used a portion of the proceeds to fund the acquisition of the Revo brand (see Note 6) and intends to use the remaining net proceeds for general corporate purposes, including other potential business acquisitions, and to pay the fees and expenses associated therewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: March 31, 2014	/s/ Yehuda Shmidman
By: Yehuda Shmidman
Its: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yehuda Shmidman	Chief Executive Officer, Director
Yehuda Shmidman	(Principal Executive Officer)	March 31, 2014

/s/ Gary Klein	Chief Financial Officer (Principal
Gary Klein	Financial and Accounting Officer)	March 31, 2014

/s/ William Sweedler	Chairman of the Board of Directors
William Sweedler		March 31, 2014

/s/ Matthew D. Eby	Director
Matthew D. Eby		March 31, 2014

/s/ Al Gossett	Director
Al Gossett		March 31, 2014

/s/ Aaron Hollander	Director
Aaron Hollander		March 31, 2014

/s/ Gary Johnson	Director
Gary Johnson		March 31, 2014

/s/ Stewart Leonard, Jr.	Director
Stewart Leonard, Jr.		March 31, 2014

S-1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

2.1
Unit Purchase Agreement entered into as of April 7, 2011 by and among J. Lindeberg USA Corp., as buyer, and People’s Liberation, Inc. and Bella Rose, LLC, as sellers.  Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed on May 16, 2011. *

2.2
Purchase and Sale Agreement, dated June 18, 2012, by and between Sequential Brands Group, Inc. and DVS Shoe Co., Inc.  Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012.*

2.3
Purchase and Sale Agreement, dated June 28, 2012, by and between Sequential Brands Group, Inc. and Westlife Distribution USA, LLC.  Incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q filed on August 14, 2012.*

2.4
Agreement and Plan of Merger, dated December 7, 2012, by and among Sequential Brands Group, Inc., Wheels Merger Sub Inc. and Heelys, Inc.  Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of Heelys, Inc. filed on December 10, 2012.*

3.1	Amended and Restated Certificate of Incorporation of Sequential Brands Group, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 18, 2008.

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 8, 2012.

3.3
Certificate of Ownership and Merger merging Sequential Brands Group, Inc. with and into People’s Liberation, Inc.  Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 29, 2012.

3.4	Certificate of Amendment to the Certificate of Incorporation of Sequential Brands Group, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2012.

3.5	Sequential Brands Group, Inc. Amended and Restated Bylaws, effective as of September 11, 2013. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2013.

4.1	2005 Sequential Brands Group, Inc. Option Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 333-130930) filed on January 9, 2006.**

4.2
Form of Variable Rate Senior Secured Convertible Debenture Due January 31, 2015 of People’s Liberation, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 28, 2012.

4.3	Form of Common Stock Purchase Warrant of People’s Liberation, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 28, 2012.

10.1	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 (File No. 333-130930) filed on January 9, 2006.

10.2
Consulting Agreement entered into on February 3, 2011 by and between Sequential Brands Group, Inc. and Thomas Nields.  Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 16, 2011.

10.3
Separation Agreement entered into as of February 3, 2011 by and between Thomas Nields, Sequential Brands Group, Inc. and its subsidiaries.  Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 16, 2011.

10.4
Asset Purchase Agreement dated June 24, 2011 by and between Monto Holdings (Pty) Ltd and Sequential Brands Group, Inc. and its wholly-owned subsidiary, Bella Rosa, LLC.  Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 18, 2011.

10.5	Form of Common Stock Purchase Warrant issued to Monto Holdings (Pty) Ltd. dated June 24, 2011. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 18, 2011.

10.6
Form of Promissory Note entered into on August 18, 2011 by William Rast Licensing, LLC in favor of Monto Holdings (Pty) Ltd.  Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 21, 2011.

10.7
Borrower Security Agreement entered into on August 18, 2011 by William Rast Licensing, LLC in favor of Monto Holdings (Pty) Ltd.  Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 21, 2011.

10.8
Guarantor Security Agreement entered into on August 18, 2011 by Sequential Brands Group, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Monto Holdings (Pty) Ltd.  Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 21, 2011.

10.9
Guaranty entered into on August 18, 2011 by Sequential Brands Group, Inc., Versatile Entertainment, Inc., Bella Rose, LLC, William Rast Sourcing, LLC, and William Rast Retail, LLC in favor of Monto Holdings (Pty) Ltd.  Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 21, 2011.

10.10
Form of Common Stock Purchase Warrant issued to Monto Holdings (Pty) Ltd. on August 18, 2011 by Sequential Brands Group, Inc.  Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on November 21, 2011.

10.11
Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, effective as of October 1, 2011.  Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 21, 2011.

10.12
Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC, effective as of October 1, 2011.  Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 21, 2011.

10.13
Royalty Agreement by and among William Rast Sourcing, LLC, William Rast Licensing, LLC and Tennman WR-T, Inc. effective as of October 1, 2011.  Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 21, 2011.

10.14
Preemptive Rights and Board Nominee Agreement by and between Sequential Brands Group, Inc. and Tennman WR-T, Inc. effective as of October 1, 2011.  Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on November 21, 2011.

10.15
Services Agreement by and between William Rast Licensing, LLC and Tennman Brands, LLC f/s/o Justin Timberlake effective as of October 1, 2011.  Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed on November 21, 2011.

10.16
License Agreement by and between William Rast Sourcing, LLC and William Rast Licensing, LLC and J.C. Penney Corporation, Inc. dated November 21, 2011.  Incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K filed on March 30, 2012.***

10.17
Employment Agreement by and between Andrea Sobel and Sequential Brands Group, Inc. dated December 14, 2011.  Incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed on March 30, 2012.**

10.18
Employment Agreement by and between Colin Dyne and Sequential Brands Group, Inc. dated December 14, 2011.  Incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K filed on March 30, 2012.**

10.19
Securities Purchase Agreement, dated February 2, 2012, between Sequential Brands Group, Inc. and each purchaser identified on the signature page thereto.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2012.

10.20
Stockholders Agreement dated February 22, 2012, by and among Sequential Brands Group, Inc., Colin Dyne, TCP WR Acquisition, LLC, and the other stockholders party thereto.  Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on February 28, 2012.

10.21
Security Agreement, dated February 3, 2012, by and among Sequential Brands Group, Inc., certain subsidiaries of Sequential Brands Group, Inc. and the holders of Sequential Brands Group, Inc.’s Variable Rate Senior Secured Convertible Debentures signatory thereto.  Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on February 28, 2012.

10.22
Subsidiary Guarantee, dated February 3, 2012, by and among certain subsidiaries of Sequential Brands Group, Inc. in favor of the purchasers signatory to that certain Securities Purchase Agreement, dated February 2, 2012, between Sequential Brands Group, Inc. and such purchasers.  Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on February 28, 2012.

10.23
Operating Agreement of DVS Footwear International, LLC, dated as of June 29, 2012 by and between Sequential Brands Group, Inc. and Elan Polo International, Inc.  Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012.

10.24
DVS License Agreement-Worldwide Exclusive License, dated as of June 29, 2012 by and between DVS Footwear International, LLC and Elan Polo International, Inc.  Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2012.***

10.25
Separation Agreement, dated November 15, 2012, by and between Sequential Brands Group, Inc. and Colin Dyne. Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on April 1, 2013.

10.26
Employment Agreement, dated November 19, 2012, by and between Sequential Brands Group, Inc. and Yehuda Shmidman. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on April 1, 2013.

10.27	Offer Letter, dated November 29, 2012, by and between Sequential Brands Group, Inc. and Gary Klein. Incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K filed on April 1, 2013.

10.28
Stock Purchase Agreement, dated November 19, 2012, by and between Sequential Brands Group, Inc. and Yehuda Shmidman. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on April 1, 2013.

10.29
Stock Purchase Agreement, dated November 29, 2012, by and between Sequential Brands Group, Inc. and Gary Klein. Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on April 1, 2013.

10.30
Securities Purchase Agreement, dated December 21, 2012, by and among Sequential Brands Group, Inc. and investors parties thereto.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 26, 2012.

10.31
Registration Rights Agreement, dated January 9, 2013, by and among Sequential Brands Group, Inc. and investors parties thereto.  Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 11, 2013.

10.32
Separation Agreement, dated January 25, 2013, by and between Sequential Brands Group, Inc. and Andrea Sobel. Incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K filed on April 1, 2013.

10.33
Purchase Agreement, dated March 28, 2013, by and among Sequential Brands Group, Inc., ETPH Acquisition, LLC and B®and Matter, LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2013.*

10.34
First Lien Term Loan Agreement, dated March 28, 2013, by and among Sequential Brands Group, Inc., Bank of America, N.A., the guarantors named therein and the lenders party thereto. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 3, 2013.

10.35
Second Lien Term Loan Agreement, dated March 28, 2013, by and among Sequential Brands Group, Inc., Pathlight Capital, LLC, the guarantors named therein and the lenders party thereto. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 3, 2013.

10.36
Intercreditor Agreement, dated March 28, 2013, by and between Bank of America, N.A. and Pathlight Capital, LLC. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 3, 2013.

10.37
Warrant Purchase Agreement, dated March 28, 2013, by and between Sequential Brands Group, Inc. and Pathlight Capital, LLC. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 3, 2013.

10.38
Form of Class B Common Stock Purchase Warrant, dated March 28, 2013, issued to Pathlight Capital, LLC. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on April 3, 2013.

10.39
Amended and Restated Stockholders Agreement, dated March 27, 2013, by and among Sequential Brands Group, Inc., TCP WR Acquisition, LLC and the other stockholders party thereto. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 15, 2013.

10.40
Form of Consent to Amendment to the Registration Rights Agreement, dated May 14, 2013, by and between Sequential Brands Group, Inc. and certain investors’ signatory to the Registration Rights Agreement, dated January 9, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2013.

10.41
Form of Securities Purchase Agreement No. 1, dated July 25, 2013, by and among Sequential Brands Group, Inc. and certain investors’ signatory thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 29, 2013.

10.42
Form of Securities Purchase Agreement No. 2, dated July 25, 2013, by and among Sequential Brands Group, Inc. and certain investors’ signatory thereto. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 29, 2013.

10.43
Form of Registration Rights Agreement No. 1, dated July 26, 2013, by and among Sequential Brands Group, Inc. and certain investors’ signatory thereto. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 29, 2013.

10.44
Form of Registration Rights Agreement No. 2, dated July 26, 2013, by and among Sequential Brands Group, Inc. and certain investors’ signatory thereto. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 29, 2013.

10.45
Asset Purchase Agreement, dated as of August 2, 2013, by and between SBG Revo Holdings, LLC and Oakley, Inc. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on August 12, 2013.*

10.46	Sequential Brands Group, Inc. 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 (Registration No. 333-190352) filed on August 2, 2013.**

10.47	Form of Notice of Option Grant. Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-8 (Registration No. 333-190352) filed on August 2, 2013.**

10.48	Form of Notice of Restricted Stock Grant. Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-8 (Registration No. 333-190352) filed August 2, 2013.**

10.49	Amendment to the License Agreement, dated December 19, 2013, by and among J.C. Penney Corporation, Inc., William Rast Sourcing, LLC and William Rast Licensing, LLC.***

10.50	Joinder Agreement, dated February 21, 2014, by and between SBG Revo Holdings, LLC and Bank of America, N.A.

10.51	Joinder Agreement, dated February 21, 2014, by and between SBG Revo Holdings, LLC and Pathlight Capital, LLC.

10.52	Acknowledgment by SBG Revo Holdings, LLC.

14.1	Sequential Brands Group, Inc. Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 10-KSB filed on March 7, 2006.

21.1	Subsidiaries of Sequential Brands Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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