Form 10-Q
period 2014-03-31
SEQUENTIAL BRANDS GROUP, INC.
filed 2014-05-14
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014, the registrant had 25,700,624 shares of common stock, par value $.001 per share, outstanding.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2013.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Many of these factors are beyond our ability to control or predict. Our forward-looking statements speak only as of the date of this Quarterly Report. Other than as required by law, we undertake no obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$22,906	$25,125
Accounts receivable, net	5,204	5,286
Prepaid expenses and other current assets	1,650	1,645
Current assets held for disposition from discontinued operations of wholesale business	190	213
Total current assets	29,950	32,269

Property and equipment, net	1,431	986
Intangible assets, net	115,754	115,728
Goodwill	1,225	1,225
Other assets	3,319	3,397
Total assets	$151,679	$153,605

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,522	$4,963
Deferred license revenue	1,660	1,348
Long-term debt, current portion	8,000	8,000
Current liabilities held for disposition from discontinued operations of wholesale business	629	1,105
Total current liabilities	13,811	15,416

Long-Term Liabilities:
Long-term debt	47,998	49,931
Deferred tax liability	4,736	4,339
Other long-term liabilities	1,837	1,866
Long-term liabilities held for disposition from discontinued operations of wholesale business	814	884
Total long-term liabilities	55,385	57,020
Total liabilities	69,196	72,436

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; none issued and outstanding at March 31, 2014 and December 31, 2013	0	0
Common stock, $0.001 par value, 150,000,000 shares authorized; 25,506,404 and 25,284,737 shares issued at March 31, 2014 and December 31, 2013, respectively, and 25,085,905 and 25,057,988 shares outstanding at March 31, 2014 and December 31, 2013, respectively	25	25
Additional paid-in capital	114,947	114,411
Accumulated other comprehensive loss	(69)	0
Accumulated deficit	(34,148)	(34,890)
Treasury stock, at cost; 122,229 shares at March 31, 2014 and December 31, 2013	(690)	(690)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	80,065	78,856
Noncontrolling interest	2,418	2,313
Total equity	82,483	81,169
Total liabilities and stockholders’ equity	$151,679	$153,605

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013

Net revenue	$6,262	$1,629

Operating expenses	3,750	5,365

Income (loss) from operations	2,512	(3,736)

Other income	2	0

Interest expense	1,270	11,617

Income (loss) before income taxes	1,244	(15,353)

Provision for income taxes	397	2,264

Income (loss) from continuing operations	847	(17,617)

Loss from discontinued operations:
Loss from discontinued operations of wholesale business, net of tax	0	(3,864)
Loss from discontinued operations, net of tax	0	(3,864)

Consolidated net income (loss)	847	(21,481)

Net income attributable to noncontrolling interest	(105)	(26)

Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	$742	$(21,507)

Basic earnings (loss) per share:
Continuing operations	$0.03	$(2.43)
Discontinued operations	-	(0.53)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$0.03	$(2.96)

Basic weighted average common shares outstanding	24,700,717	7,268,359

Diluted earnings (loss) per share:
Continuing operations	$0.03	$(2.43)
Discontinued operations	-	(0.53)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$0.03	$(2.96)

Diluted weighted average common shares outstanding	26,227,439	7,268,359

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended March 31,
	2014	2013

Consolidated net income (loss)	$847	$(21,481)

Other comprehensive loss, net of tax:
Unrealized loss on interest rate hedging transactions	(69)	0
Other comprehensive loss, net of tax	(69)	0

Comprehensive income (loss)	778	(21,481)

Comprehensive income attributable to noncontrolling interests	(105)	(26)
Comprehensive income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	$673	$(21,507)

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid- in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at January 1, 2014	25,057,988	$25	-	$0	$114,411	$0	$(34,890)	122,229	$(690)	$78,856	$2,313	$81,169

Issuance of common stock in connection with stock option exercises	21,667	0	-	0	72	0	0	-	0	72	0	72

Stock-based compensation	6,250	0	-	0	464	0	0	-	0	464	0	464

Unrealized loss on interest rate hedging transactions	-	0	-	0	0	(69)	0	-	0	(69)	0	(69)

Net income attributable to noncontrolling interest	-	0	-	0	0	0	0	-	0	0	105	105

Net income attributable to common stockholders	-	0	-	0	0	0	742	-	0	742	0	742

Balance at March 31, 2014	25,085,905	$25	-	$0	$114,947	$(69)	$(34,148)	122,229	$(690)	$80,065	$2,418	$82,483

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$847	$(21,481)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	0	3,864
Provision for bad debts	0	250
Depreciation and amortization	205	75
Stock based compensation	464	171
Amortization of valuation discount and deferred financing costs	167	11,614
Fair value of warrants issued for services rendered	0	90
Gain on bargain purchase of business	0	(227)
Deferred income taxes	397	2,239
Changes in operating assets and liabilities:
Receivables	82	(670)
Prepaid expenses and other assets	(5)	198
Accounts payable and accrued expenses	(1,441)	1,988
Deferred license revenue	312	(3)
Other liabilities	(98)	0
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	930	(1,892)
CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(522)	(1,389)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	408	(3,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired	0	(67,221)
Acquisition of intangible assets	(191)	0
Acquisition of property and equipment	(485)	(24)
CASH USED IN INVESTING ACTIVITIES	(676)	(67,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	65,000
Proceeds from the sale of common stock	0	22,350
Proceeds from options exercised	72	28
Repayment of note payable	(2,000)	0
Deferred financing costs	(23)	(1,973)
Offering costs	0	(1,138)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,951)	84,267

NET (DECREASE) INCREASE IN CASH	(2,219)	13,741
CASH — Beginning of period	25,125	2,624
CASH — End of period	$22,906	$16,365

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$1,073	$0
Taxes	$41	$0

NON-CASH INVESTING AND FINANCING ACTIVITES:
Conversion of senior secured convertible debentures to common stock	$0	$14,500
Common stock issued in connection with acquisition	$0	$19,835
Fair value of warrants issued in connection with acquisition	$0	$393
Fair value of warrants issued in financing transaction	$0	$1,269

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”), through its wholly-owned and majority-owned subsidiaries, owns a portfolio of consumer brands, including Ellen Tracy, William Rast, Revo, Caribbean Joe, Heelys, DVS, The Franklin Mint and People’s Liberation. The Company promotes, markets, and licenses these brands and intends to pursue acquisitions of additional brands or rights to brands. The Company has licensed and intends to license its brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In its licensing arrangements, the Company’s licensing partners are responsible for designing, manufacturing and distributing the Company’s licensed products. The Company currently has more than fifty licensees, almost all of which are wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of the Company’s business strategy, the Company has previously entered into (and expects in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is the Company’s opinion, however, that the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2013 and 2012. The financial information as of December 31, 2013 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The interim results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited interim condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

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

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. Our chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, we only have a single operating and reportable segment. In addition, we have no foreign operations or any assets in foreign locations. All of our domestic operations consist of a single revenue stream which is the licensing of our trademark portfolio.

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

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s credit worthiness, payment history and account aging. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $135 at both March 31, 2014 and December 31, 2013.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. At March 31, 2014 and December 31, 2013, the Company had $643 of certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale business, and does not expect a material change in the next twelve months. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2010 through 2013.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. The shares used to calculate basic and diluted earnings (loss) per common share consists of the following:

	Three Months Ended
	March 31,
	2014	2013

Basic weighted average common shares outstanding	24,700,717	7,268,359
Warrants	742,899	0
Unvested restricted stock	620,819	0
Stock options	163,004	0
Diluted weighted average common shares outstanding	26,227,439	7,268,359

The computation of basic and diluted EPS for the three months ended March 31, 2014 and 2013 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2014	2013

Warrants	125,000	2,686
Unvested restricted stock	0	357
Stock options	79,666	328
	204,666	3,371

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash. Cash is held for use for working capital needs and/or future acquisitions. Substantially all of the Company’s cash is deposited with high quality financial institutions. At times, however, such cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of March 31, 2014.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

Customer Concentrations

The Company recorded net revenues of $6,262 and $1,629 during the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, two licensees represented at least 10% of net revenue, accounting for 20% and 17% of the Company’s net revenue. During the three months ended March 31, 2013 two licensees accounted for 55% and 14% of the Company’s net revenue.

Concentrations of credit risk with respect to accounts receivable are minimal due to the limited amount of outstanding receivables and the nature of the Company’s royalty revenues.

Accounts Receivable

The Company’s accounts receivable amounted to approximately $5,204 and $5,286 as of March 31, 2014 and December 31, 2013, respectively. Three licensees accounted for approximately 73% (31%, 26%, and 16%) of the Company’s total consolidated accounts receivable balance as of March 31, 2014 and three licensees accounted for approximately 60% (35%, 14% and 11%) of the Company’s total consolidated accounts receivable balance as of December 31, 2013. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

Loss Contingencies

We recognize contingent losses that are both probable and estimable. In this context, we define probability as circumstances under which events are likely to occur. The Company records such legal costs as incurred.

Noncontrolling Interest

Noncontrolling interest from continuing operations recorded for the three months ended March 31, 2014 and 2013 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC (“DVS LLC”).

3.	Fair Value Measurement of Financial Instruments

ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements. ASC 820-10 applies to all other accounting pronouncements that require or permit fair value measurements.

The Company determines or calculates the fair value of financial instruments using quoted market prices in active markets when such information is available or using appropriate present value or other valuation techniques, such as discounted cash flow analyses, incorporating available market discount rate information for similar types of instruments while estimating for non-performance and liquidity risk. These techniques are significantly affected by the assumptions used, including the discount rate, credit spreads and estimates of future cash flow.

Assets and liabilities typically recorded at fair value on a non-recurring basis to which ASC 820-10 applies include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination, and
•	Long-lived assets measured at fair value due to an impairment assessment under ASC 360-15, Impairment or Disposal of Long-Lived Assets.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

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

As of March 31, 2014 and December 31, 2013, there are no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s interest rate swap (See Note 7). The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at March 31, 2014 and December 31, 2013:

		Carrying Value		Fair Value
Financial Instrument	Level	3/31/2014	12/31/2013	3/31/2014	12/31/2013
Cash	1	$22,906	$25,125	$22,906	$25,125
Accounts receivable	2	$5,204	$5,286	$5,204	$5,286
Accounts payable	2	$1,182	$1,597	$1,182	$1,597
Interest rate swap	2	$69	$0	$69	$0
Term loans	3	$55,998	$57,931	$52,066	$53,640

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities. The remaining financial assets and liabilities are comprised of Term Loans (as defined below).

The Company records its interest rate swap on the condensed consolidated balance sheet at fair value (Level 2). As of March 31, 2014, the fair value of the Company’s interest rate swap is immaterial. The valuation technique used to determine the fair value of the interest rate swap approximates the net present value of future cash flows which is the estimated amount that a bank would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates.

For purposes of this fair value disclosure, the Company based its fair value estimate for the Term Loans on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the Loan Agreements (as defined below) based on market interest rate quotes as of March 31, 2014 and December 31, 2013 for debt with similar risk characteristics and maturities.

4.	Discontinued Operations of Wholesale Business

Discontinued operations as of March 31, 2014 and 2013 mainly represent the wind down costs related to the Heelys, Inc. (“Heelys”) legacy operating business, as a result of the Company’s decision to discontinue its wholesale business related to the Heelys brand. As of March 31, 2013, costs attributable to the Heelys legacy operations mainly represent severance expense, lease termination costs and professional and other fees. The Company did not record any costs during the three months ended March 31, 2014.

A summary of the Company’s results of discontinued operations of its wholesale business for the three months ended March 31, 2014 and 2013 and the Company’s assets and liabilities from discontinued operations of its wholesale business as of March 31, 2014 and December 31, 2013 is as follows:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

Results of discontinued operations:

	Three Months Ended March 31,
	2014	2013

Net revenue	$0	$0

Net loss	$0	$(3,864)
Noncontrolling interest	0	0
Loss from discontinued operations of wholesale business, net of tax	$0	$(3,864)

Loss per share from discontinued operations, basic	$-	$(0.53)
Loss per share from discontinued operations, diluted	$-	$(0.53)

Weighted average shares outstanding, basic	24,700,717	7,268,359
Weighted average shares outstanding, diluted	26,227,439	7,268,359

Assets and liabilities of discontinued operations:

	March 31,	December 31,
	2014	2013
Prepaid expenses and other current assets	$190	$213
Accounts payable and accrued expenses	$629	$1,105
Long-term liabilities	$814	$884

5.	Goodwill

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company's reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations. No events or circumstances indicate an impairment has been identified subsequent to the Company’s December 31, 2013 impairment testing.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

6.	Intangible Assets

Intangible assets are summarized as follows:

March 31, 2014	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite lived intangible assets:
Trademarks	15	$4,729	$(663)	$4,066
Customer agreements	4	1,120	(263)	857
Patents	10	665	(48)	617
		$6,514	$(974)	5,540
Indefinite lived intangible assets:
Trademarks				110,214

Intangible assets, net				$115,754

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2014 (nine months)	$496
2015	662
2016	662
2017	469
2018	382
Thereafter	2,869
$5,540

Amortization expense amounted to $165 and $75 for the three months ended March 31, 2014 and 2013, respectively.

Intangible assets represent trademarks, customer agreements and patents related to the Company’s brands. Finite lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of intangible assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite lived intangible assets are tested for impairment on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite lived intangible asset may not be recoverable. When conducting its annual indefinite lived intangible asset impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No events or circumstances indicate an impairment has been identified subsequent to the Company’s December 31, 2013 impairment testing.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

7.	Long-Term Debt

The components of long-term debt are as follows:

	March 31,	December 31,
	2014	2013
Term Loans	$57,000	$59,000
Unamortized discounts	(1,002)	(1,069)
Total long-term debt, net of unamortized discounts	55,998	57,931
Less: current portion of long-term debt	8,000	8,000
Long-term debt	$47,998	$49,931

Term Loans

In connection with the Company’s acquisition from ETPH Acquisition, LLC (“ETPH”) of all of the outstanding equity interest of B®and Matter, LLC (“Brand Matter”) (the “Ellen Tracy and Caribbean Joe Acquisition”), on March 28, 2013, the Company entered into a (i) first lien loan agreement (the “First Lien Loan Agreement”), which provides for term loans of up to $45,000 (the “First Lien Term Loan”) and (ii) a second lien loan agreement (the “Second Lien Loan Agreement” and, together with the First Lien Loan Agreement, the “Loan Agreements”), which provide for term loans of up to $20,000 (the “Second Lien Term Loan” and, together with the First Lien Term Loan, the “Term Loans”). The proceeds from the Term Loans were used to fund the Ellen Tracy and Caribbean Joe Acquisition, repay existing debt, pay fees and expenses in connection with the foregoing, finance capital expenditures and for general corporate purposes. The Term Loans are secured by substantially all of the assets of the Company and are further guaranteed and secured by each of the domestic subsidiaries of the Company, other than DVS LLC, SBG Revo Holdings, LLC and SBG FM, LLC, subject to certain exceptions set forth in the Loan Agreements. In connection with the Second Lien Loan Agreement, the Company issued 5-year warrants to purchase up to an aggregate of 285,160 shares of the Company’s common stock at an exercise price of $4.50 per share. In December 2013, the Company obtained the written consent of each of the lenders to the Loan Agreements and in connection therewith, SBG Revo Holdings, LLC agreed to become a Loan Party (as defined in the Loan Agreements) under each of the Loan Agreements, which transaction became effective February 2014.

The Term Loans were drawn in full on March 28, 2013. The Loan Agreements terminate, and all loans then outstanding under each Loan Agreement, must be repaid on March 28, 2018. The Company is required to make quarterly scheduled amortization payments of the Term Loans prior to the maturity of the Loan Agreements in an amount equal to (x) in the case of the First Lien Loan Agreement, $1,500 and (y) in the case of the Second Lien Loan Agreement, $500. The First Lien Term Loan bears interest, at the Company’s option, at either (a) 4.00% per annum plus the adjusted London Interbank Offered Rate (“LIBOR”) or (b) 3.00% per annum plus the Base Rate, as defined in the applicable Loan Agreement (4.25% at March 31, 2014). The Second Lien Term Loan bears interest at 12.75% per annum plus adjusted LIBOR (12.99% at March 31, 2014).

The fair value of the warrants was determined to be approximately $1,269 using the Black-Scholes option-pricing model. The fair value of the warrants was recorded as a discount to the Term Loans and a corresponding increase to additional paid-in capital. This amount is being accreted to non-cash interest expense over the contractual term of the Term Loans, which is five years. The assumptions utilized to value the warrants under the Black-Scholes option-pricing model included a dividend yield of zero, a risk-free interest rate of 0.77%, expected term of five years and an expected volatility of 64%.

During the three months ended March 31, 2014 and 2013, accretion of the discount amounted to $66 which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. Contractual interest expense on the Term Loans amounted to $1,270 for the three months ended March 31, 2014 which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. There was no contractual interest expense or accretion of the discount recorded for the three months ended March 31, 2013.

During 2013, the Company incurred legal and other fees associated with the closing of the Term Loans of approximately $1,929. These amounts have been recorded as deferred financing costs and included in other assets in the accompanying condensed consolidated balance sheets, and are being amortized as non-cash interest expense over the contractual term of the Term Loans. During the three months ended March 31, 2014, amortization of these fees amounted to $101 which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. There was no amortization of deferred financing costs recorded for the three months ended March 31, 2013.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

The Loan Agreements include customary representations and warranties and include representations relating to the intellectual property owned by the Company and its subsidiaries and the status of the Company’s material license agreements. In addition, the Loan Agreements include covenants and events of default including requirements that the Company satisfy a minimum positive net income test, maintain a minimum loan to value ratio (as calculated pursuant to the First Lien Loan Agreement or the Second Lien Loan Agreement, as applicable) and, in the case of the Second Lien Loan Agreement, maintain a minimum cash balance of $3,525 through December 31, 2013 and $3,000 after January 1, 2014 in accounts subject to control agreements, as well as limitations on liens on the assets of the Company and its subsidiaries, indebtedness, consummation of acquisitions (subject to certain exceptions and consent rights as set forth in the Loan Agreements) and fundamental changes (including mergers and consolidations of the Company and its subsidiaries), dispositions of assets of the Company and its subsidiaries, investments, loans, advances and guarantees by the Company and its subsidiaries, and restrictions on issuing dividends and other restricted payments, prepayments and amendments of certain indebtedness and material licenses, affiliate transactions and issuance of equity interests. The Company is in compliance with its covenants as of March 31, 2014.

Interest Rate Swap

The Company currently has exposure to variability in cash flows due to the impact of changes in interest rates for the Company’s Term Loans. During 2014, the Company entered into an interest rate swap agreement related to $57,000 notional value of the Term Loans (the “Swap Agreement”).

The objective of the interest rate swap agreement is to eliminate the variability in cash flows for the interest payments associated with the Term Loans, which vary by a variable-rate: 1-month LIBOR. The Company has formally documented the Swap Agreement as a cash flow hedge of the Company’s exposure to 1-month LIBOR. Because the critical terms of the Swap Agreement and the hedged item coincide (notional amount, interest rate reset dates, interest rate payment dates, maturity/expiration date, and underlying index), the hedge is expected to completely offset changes in expected cash flows due to fluctuations in the 1-month LIBOR rate over the term of the hedge. The effectiveness of the hedge relationship will be periodically assessed during the life of the hedge by comparing the current terms of the Swap Agreement and the debt to assure they continue to coincide and through an evaluation of the continued ability of the counterparty to the Swap Agreement to honor its obligations under the Swap Agreement. Should the critical terms no longer match exactly, hedge effectiveness (both prospective and retrospective) will be assessed by evaluating the cumulative dollar offset for the actual hedging instrument relative to a hypothetical derivative whose terms exactly match the terms of the hedged item.

The components of the Company’s Swap Agreement as of March 31, 2014, are as follows:

	Notional Value	Derivative Asset	Derivative Liability

Term Loan	$57,000	$0	$(69)

Variable Rate Senior Secured Convertible Debentures

On February 2, 2012, the Company entered into a securities purchase agreement (the “Tengram Securities Purchase Agreement”) with TCP WR Acquisition, LLC (“TCP WR”), pursuant to which the Company issued variable rate senior secured convertible debentures due January 31, 2015 (the “Debentures”) in the amount of $14,500, warrants to purchase up to 1,104,762 shares of common stock (the “TCP Warrants”) and 14,500 shares of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”). The Debentures had a three year term, with all principal and interest being due and payable at the maturity date of January 31, 2015, and had an interest rate of LIBOR.

The Debentures were convertible at the option of TCP WR into 5,523,810 shares of the Company’s common stock at an initial conversion price of $2.625 per share, as adjusted for the reverse stock split (“Conversion Price”). The Warrants, which had a fair value of $4,215, are exercisable for five years at an exercise price of $2.625 per share, as adjusted for the reverse stock split. The fair value of the TCP Warrants was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures. Additionally, the Debentures were deemed to have a beneficial conversion feature at the time of issuance. Accordingly, the beneficial conversion feature, which had a value of $7,347, was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures.

Legal and other fees associated with the transaction of $844 were recorded as deferred financing costs and were being amortized to interest expense over the contractual term of the Debentures.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

On March 28, 2013, in connection with the Ellen Tracy and Caribbean Joe Acquisition, TCP WR elected to convert the aggregate principal amount outstanding under the Debentures into shares of the Company’s common stock at the Conversion Price (the “TCP Conversion”). At the time of the TCP Conversion, the aggregate principal amount outstanding under the Debentures was $14,500, plus accrued and unpaid interest. The Company issued 5,523,810 shares of its common stock in the TCP Conversion. In connection with the TCP Conversion, the Company also redeemed all of the 14,500 issued and outstanding shares of Series A Preferred Stock held by TCP WR for a nominal fee of $14.50 (unrounded) pursuant to the Designation of Rights, Preferences and Limitations for the Series A Preferred Stock. As a result of the TCP Conversion, the remaining unamortized discount of $11,028 recorded in connection with the beneficial conversion feature and the TCP Warrants issued with the Debentures to TCP WR, as well as the remaining unamortized balance of deferred financing costs of $586, were recognized as non-cash interest expense.

Termination of Material Agreements

The proceeds received from the financing were used in part to repay the following indebtedness of the Company and its subsidiaries: (a) all indebtedness owed by William Rast Sourcing, LLC (“Rast Sourcing”) under its factoring facility with Rosenthal & Rosenthal; (b) all indebtedness owed by William Rast Licensing, LLC (“Rast Licensing”) to Mobility Specialty Situations I, LLC pursuant to a promissory note in the aggregate principal amount of $750; and (c) all indebtedness owed by Rast Licensing to Monto Holdings (Pty) Ltd. pursuant to a promissory note in the aggregate principal amount of $1,000. In connection with the repayments, all security agreements, assignment agreements, and guarantee agreements were terminated.

8.	Commitments and Contingencies

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

9.	Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2014:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Options	Price	(in Years)	Intrinsic Value
Outstanding - December 31, 2013	423,667	$4.45	2.7	$812
Granted	17,500	6.61
Exercised	(21,667)	(3.31)
Forfeited or Canceled	-	-
Outstanding - March 31, 2014	419,500	$4.60	2.3	$765

Exercisable - March 31, 2014	342,500	$4.28	1.6	$765

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

A summary of the changes in the Company’s unvested stock options is as follows:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Unvested - December 31, 2013	62,000	$3.21
Granted	17,500	6.61
Vested	(2,500)	(2.84)
Forfeited or Canceled	-	-
Unvested - March 31, 2014	77,000	$2.93

During the three months ended March 31, 2014, the Company granted 17,500 stock options to employees for future services. The options are exercisable at an exercise price of $5.75 (2,500 options) and $6.75 (15,000 options) per share over a five-year term and vest over one to three years. These options had a fair value of $33 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.15%
Expected dividend yield	0.00%
Expected volatility	37.67%
Expected life	3.5 years

The Company recorded $1 during the three months ended March 31, 2014 as compensation expense pertaining to these grants.

The Company did not grant any stock options during the three months ended March 31, 2013.

Total compensation expense related to stock options for the three months ended March 31, 2014 and 2013 was approximately $20 and $4, respectively. Total unrecognized compensation expense related to unvested stock option awards at March 31, 2014 amounted to $45 and is expected to be recognized over a weighted average period of approximately one year.

Warrants

The following table summarizes the Company’s outstanding warrants:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Warrants	Price	(in Years)	Intrinsic Value
Outstanding - December 31, 2013	1,744,922	$3.88	3.5	$3,323
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - March 31, 2014	1,744,922	$3.88	3.3	$3,323

Exercisable - March 31, 2014	1,704,922	$3.83	3.5	$3,323

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

A summary of the changes in the Company’s unvested warrants is as follows:

Weighted
	Number of	Average Grant
	Warrants	Date Fair Value
Unvested - December 31, 2013	40,000	$3.00
Granted	-	-
Vested	-	-
Forfeited or Canceled	-	-
Unvested - March 31, 2014	40,000	$3.00

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

During the three months ended March 31, 2013, in connection with the Ellen Tracy and Caribbean Joe Acquisition, the Company issued five-year warrants to purchase up to an aggregate of 125,000 shares of the Company’s common stock at an exercise price of $10.00 per share.

Total compensation expense related to warrants for the three months ended March 31, 2014 was approximately $8. The Company did not record any compensation expense related to warrants for the three months ended March 31, 2013.

Restricted Stock

During the three months ended March 31, 2014, the Company issued 200,000 shares of restricted stock to a consultant and employee for future services. Total compensation related to the restricted stock grants amounted to approximately $1,120, of which $88 was recorded in operating expenses in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2014.

A summary of the restricted stock activity for the three months ended March 31, 2014 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Contractual Life	Aggregate
	Shares	Date Fair Value	(in Years)	Intrinsic Value
Unvested - December 31, 2013	464,847	$5.71	2.9	$20
Granted	200,000	5.60
Vested	-	-
Unvested - March 31, 2014	664,847	$5.68	2.4	$25

Total compensation expense related to the restricted stock grants for the three months ended March 31, 2014 and 2013 was approximately $436 and $167, respectively.

10.	Related Party Transactions

Consulting Services Agreement with Tengram Capital Management, L.P.

Pursuant to an agreement with Tengram Capital Management, L.P. (“TCM”), an affiliate of Tengram, the Company, effective as of January 1, 2013, has engaged TCM to provide services to the Company pertaining to (i) mergers and acquisitions, (ii) debt and equity financing, and (iii) such other related areas as the Company may reasonably request from time to time. TCM is entitled to receive compensation, including fees and reimbursement of out-of-pocket expenses in connection with performing its services under such agreement. The agreement remains in effect for a period continuing through the earlier of five years or the date on which TCM and its affiliates cease to own in excess of 5% of the outstanding shares of common stock in the Company. The Company paid TCM $0 and $250 for services under this agreement for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 and 2013, there were no amounts owed to TCM.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

Transactions with Tennman WR-T, Inc.

In connection with the royalty agreement between Tennman WR-T, Inc. (“Tennman WR-T”), Rast Sourcing and Rast Licensing, royalties paid by Rast Sourcing to Tennman WR-T, a minority interest holder of Rast Sourcing, amounted to $257 and $628 for the three months ended March 31, 2014 and 2013, respectively. At March 31, 2014 and December 31, 2013, amounts owed to Tennman WR-T of $427 and $388, respectively, are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2014 and 2013, the Company recorded approximately $296 and $123, respectively, in royalty expense, of which approximately $296 and $123, respectively, are included in operating expenses from continuing operations.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and related notes. See the cautionary statement regarding forward-looking statements on page 3 of this Quarterly Report for a description of important factors that could cause actual results to differ from expected results.

Overview

We own a portfolio of consumer brands, including Ellen Tracy, William Rast, Revo, Caribbean Joe, Heelys, DVS, Heelys, The Franklin Mint and People’s Liberation. We promote, market, and license these brands and intend to pursue acquisitions of additional brands or rights to brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. We currently have more than fifty licensees, almost all of which are wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of our business strategy, we have previously entered into (and expect in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

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

Critical Accounting Policies and Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry, and current and expected economic conditions, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014, for a discussion of our critical accounting policies. During the three months ended March 31, 2014, there were no material changes to these policies.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

The following table sets forth, for the periods indicated, results of operation information from our unaudited condensed consolidated financial statements:

	Three Months Ended March 31,		Change	Change
	2014	2013	(Dollars)	(Percentage)

Net revenue	$6,262	$1,629	$4,633	284.5%
Operating expenses	3,750	5,365	(1,615)	-30.1%
Income (loss) from operations	2,512	(3,736)	6,248	NM
Other income	2	0	2	100.0%
Interest expense	1,270	11,617	(10,347)	-89.1%
Income (loss) before income taxes	1,244	(15,353)	16,597	NM
Provision for income taxes	397	2,264	(1,867)	-82.5%
Income (loss) from continuing operations	847	(17,617)	18,464	NM
Loss from discontinued operations, net of tax	0	(3,864)	3,864	-100.0%
Consolidated net income (loss)	847	(21,481)	22,328	NM
Net income attributable to noncontrolling interest	(105)	(26)	(79)	310.3%
Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	$742	$(21,507)	$22,249	NM

______________________________________

NM: Not Meaningful

The increase in net revenue for the three months ended March 31, 2014, compared to the three months ended March 31, 2013 is primarily attributable to the acquisition of several new brands after the first quarter of 2013 and a significant increase in the number of our licensees as a result of these acquisitions. Net revenue for the three months ended March 31, 2014 consists of license revenue earned from our license agreements related to the Ellen Tracy, William Rast, Revo, Caribbean Joe, Heelys, DVS, The Franklin Mint and People’s Liberation brands. Net revenue for the three months ended March 31, 2013 consists of license revenue earned only from our license agreements related to our William Rast, DVS, Heelys and People’s Liberation brands, as we did not either own or license any of the other brands during that period. Net Revenue for the three months ended March 31, 2013 includes only two months of revenue related to the Heelys brand, which was acquired on January 24, 2013.

Of the total operating expenses of $3,750 for the three months ended March 31, 2014, approximately $3,696 is related to the day-to-day activities of our Company. Recurring operating expenses of $3,696 primarily consist of compensation of $921, professional fees of $760, advertising expenses of $464, stock-based compensation expense of $464, royalty expenses paid under our agreement with Tennman WR-T of $296, depreciation and amortization expense of $205 and travel and other travel-related expenses of $174 and approximately $54 are related to acquisition costs.

Of the total operating expenses of $5,365 for the three months ended March 31, 2013, approximately $2,357 is related to acquisition costs and approximately $3,008 is related to the day-to-day activities of our Company. Recurring operating expenses of $3,008 primarily consist of compensation of $346, professional fees of $1,030, advertising expenses of $501, stock-based compensation expense of $171, royalty expenses paid under our agreement with Tennman WR-T of $123, depreciation and amortization expense of $76 and travel and other travel-related expenses of $99.

Interest expense during the three months ended March 31, 2014 includes interest incurred on our Term Loans and interest rate swap of approximately $1,073, as well as non-cash interest related to the accretion of the discount recorded associated with the warrants issued with the Term Loans of approximately $66, and non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $131 associated with the Term Loans. Interest expense during the three months ended March 31, 2013 resulted primarily from the TCP Conversion, as more fully described in Note 7 to our unaudited condensed consolidated financial statements. As a result of the TCP Conversion, the remaining unamortized discount of $11,028 recorded in connection with the beneficial conversion feature and TCP Warrants issued in connection with the Debentures, as well as the remaining unamortized balance of deferred financing costs of $589, were recognized as non-cash interest expense.

The provision for income taxes as of March 31, 2014 represents the non-cash deferred tax expense created by the amortization of the acquired trademarks related to our Ellen Tracy, Caribbean Joe, Revo and The Franklin Mint brands. The provision for income taxes as of March 31, 2013 represents the non-cash deferred tax expense created by the amortization of the acquired trademarks related to our Ellen Tracy and Caribbean Joe brands.

The loss from discontinued operations for the three months ended March 31, 2013 is primarily attributable to the wind down costs associated with the Heelys legacy operating business, as a result of our decision to discontinue our wholesale business related to the Heelys brand. These costs mainly represent severance expense, lease termination costs and professional and other fees.

Noncontrolling interest from continuing operations for the three months ended March 31, 2014 and 2013 represents net income allocations to Elan Polo International, Inc., a member of DVS LLC.

Liquidity and Capital Resources

As of March 31, 2014, our continuing operations had cash of approximately $22,906, a working capital balance of approximately $16,578 and outstanding debt obligations under our Term Loans of $55,998. As of December 31, 2013, our continuing operations had cash of approximately $25,125, a working capital balance of approximately $17,745 and outstanding debt obligations under our Term Loans of approximately $57,931. Working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations. We believe that cash from future operations and our currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the three months ended March 31, 2014 and 2013 are summarized in the following table:

	Three Months Ended March 31,
	2014	2013
Operating activities	$930	$(1,892)
Investing activities	(676)	(67,245)
Financing activities	(1,951)	84,267
Net (decrease) increase in cash from continuing operations	$(1,697)	$15,130

Operating Activities

Net cash provided by operating activities from continuing operations was $930 for the three months ended March 31, 2014, compared to net cash used in operating activities of $1,892 for the three months ended March 31, 2013. Consolidated net income for the three months ended March 31, 2014 of $847 includes net non-cash expenses of $167 related to the amortization of debt discount and deferred financing costs, $397 related to deferred income taxes and $464 related to stock-based compensation expense. Changes in operating assets and liabilities used $1,150 in cash during the three months ended March 31, 2014. Net loss for the three months ended March 31, 2013 of $21,481 includes net non-cash expenses of $11,614 of amortization of debt discount and deferred financing costs and $2,239 of deferred income taxes. Net loss for the three months ended March 31, 2013 also includes $3,864 of loss from discontinued operations. Changes in operating assets and liabilities provided $1,513 in cash during the three months ended March 31, 2013.

Investing Activities

Net cash used in investing activities from continuing operations was $676 for the three months ended March 31, 2014, primarily consisting of the acquisition of intangible assets and property and equipment. Net cash used in investing activities from continuing operations was $67,245 for the three months ended March 31, 2013, primarily consisting of $67,221 of net cash paid for the acquisitions of our Heelys, Ellen Tracy and Caribbean Joe brands.

Financing Activities

Net cash used in financing activities from continuing operations for the three months ended March 31, 2014 amounted to $1,951, compared to net cash provided by financing activities of $84,267 for the three months ended March 31, 2013. We made $2,000 of repayments under the Term Loans during the three months ended March 31, 2014. In January 2013, we received proceeds of $22,350 in connection with the 2012 PIPE Transaction. A portion of the proceeds was used to fund the acquisition of Heelys. In March 2013, we received $65,000 of proceeds under the Term Loans, which were mainly used in the Ellen Tracy and Caribbean Joe Acquisition, to pay fees and expenses in connection with the foregoing, to finance capital expenditures and for general corporate purposes. Cash paid for fees and other costs incurred in connection with the private placement transaction consummated in January 2013 and the Term Loans amounted to $3,111.

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

Off-Balance Sheet Arrangements

At March 31, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, other than described in Note 8 of the accompanying unaudited condensed consolidated financial statements, which description is incorporated herein by reference, there are currently no claims that could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014. There have been no material changes to such risk factors during the three months ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1	Joinder Agreement, dated February 21, 2014, by and between SBG Revo Holdings, LLC and Bank of America, N.A. (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed March 31, 2014).

10.2	Joinder Agreement, dated February 21, 2014, by and between SBG Revo Holdings, LLC and Pathlight Capital, LLC (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed March 31, 2014).

10.3	Acknowledgment by SBG Revo Holdings, LLC (incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K filed March 31, 2014).

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: May 13, 2014	/s/ Gary Klein
By: Gary Klein
Chief Financial Officer (Principal Financial and Accounting Officer)

