Form 10-Q
period 2014-06-30
SEQUENTIAL BRANDS GROUP, INC.
filed 2014-08-14
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014, the registrant had 25,777,874 shares of common stock, par value $.001 per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$15,775	$25,125
Accounts receivable, net	7,450	5,286
Prepaid expenses and other current assets	1,172	1,645
Current assets held for disposition from discontinued operations of wholesale business	194	213
Total current assets	24,591	32,269

Property and equipment, net	1,697	986
Intangible assets, net	115,693	115,728
Goodwill	1,225	1,225
Other assets	3,233	3,397
Total assets	$146,439	$153,605

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$4,410	$4,963
Deferred license revenue	961	1,348
Long-term debt, current portion	8,000	8,000
Current liabilities held for disposition from discontinued operations of wholesale business	404	1,105
Total current liabilities	13,775	15,416

Long-Term Liabilities:
Long-term debt	46,064	49,931
Deferred tax liability	4,586	4,339
Other long-term liabilities	1,541	1,866
Long-term liabilities held for disposition from discontinued operations of wholesale business	745	884
Total long-term liabilities	52,936	57,020
Total liabilities	66,711	72,436

Commitments and Contingencies

Stockholders' Equity:
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; none issued and outstanding at June 30, 2014 and December 31, 2013	0	0

Common stock, $0.001 par value, 150,000,000 shares authorized; 26,154,865 and 25,284,737 shares issued at June 30, 2014 and December 31, 2013, respectively, and 25,766,874 and 25,057,988 shares outstanding at June 30, 2014 and December 31, 2013, respectively	26	25

Additional paid-in capital	112,726	114,411
Accumulated other comprehensive loss	(89)	0
Accumulated deficit	(34,755)	(34,890)
Treasury stock, at cost; 122,229 shares at June 30, 2014 and December 31, 2013	(690)	(690)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	77,218	78,856
Noncontrolling interest	2,510	2,313
Total equity	79,728	81,169
Total liabilities and stockholders’ equity	$146,439	$153,605

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenue	$7,003	$4,347	$13,265	$5,976
Operating expenses	6,436	2,294	10,186	7,659
Income (loss) from operations	567	2,053	3,079	(1,683)
Other income	0	106	2	106
Interest expense	1,231	1,336	2,501	12,953
(Loss) income before income taxes	(664)	823	580	(14,530)
(Benefit) provision for income taxes	(149)	0	248	2,264
(Loss) income from continuing operations	(515)	823	332	(16,794)
Loss from discontinued operations:
Loss from discontinued operations of wholesale business, net of tax	0	(102)	0	(3,966)
Loss from discontinued operations, net of tax	0	(102)	0	(3,966)
Consolidated net (loss) income	(515)	721	332	(20,760)
Net income attributable to noncontrolling interest	(92)	(28)	(197)	(54)
Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(607)	$693	$135	$(20,814)

Basic (loss) earnings per share:
Continuing operations	$(0.02)	$0.05	$0.01	$(1.43)
Discontinued operations	-	(0.01)	-	(0.33)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.02)	$0.04	$0.01	$(1.76)

Basic weighted average common shares outstanding	25,119,788	16,317,171	24,911,564	11,817,828

Diluted (loss) earnings per share:
Continuing operations	$(0.02)	$0.05	$0.01	$(1.43)
Discontinued operations	-	(0.01)	-	(0.33)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.02)	$0.04	$0.01	$(1.76)

Diluted weighted average common shares outstanding	25,119,788	17,624,757	26,629,832	11,817,828

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Consolidated net (loss) income	$(515)	$721	$332	$(20,760)
Other comprehensive loss, net of tax:
Unrealized loss on interest rate hedging transactions	(20)	0	(89)	0
Other comprehensive loss, net of tax	(20)	0	(89)	0
Comprehensive (loss) income	(535)	721	243	(20,760)

Comprehensive income attributable to noncontrolling interests	(92)	(28)	(197)	(54)
Comprehensive (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(627)	$693	$46	$(20,814)

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

										Total Sequential
										Brands Group,
						Accumulated				Inc. and
					Additional Paid-	Other				Subsidiaries
	Common Stock		Preferred Stock		in	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at January 1, 2014	25,057,988	$25	-	$0	$114,411	$0	$(34,890)	122,229	$(690)	$78,856	$2,313	$81,169
Issuance of common stock in connection with stock option exercises	65,667	0	-	0	301	0	0	-	0	$301	0	301
Issuance of common stock in connection with acquisition of Rast Sourcing and Rast Licensing	581,341	1	-	0	(3,110)	0	0	-	0	$(3,109)	0	(3,109)
Stock-based compensation	61,878	0	-	0	1,124	0	0	-	0	$1,124	0	1,124
Unrealized loss on interest rate hedging transactions	-	0	-	0	0	(89)	0	-	0	$(89)	0	(89)
Net income attributable to noncontrolling interest	-	0	-	0	0	0	0	-	0	$0	197	197
Net income attributable to common stockholders	-	0	-	0	0	0	135	-	0	$135	0	135
Balance at June 30, 2014	25,766,874	$26	-	$0	$112,726	$(89)	$(34,755)	122,229	$(690)	$77,218	$2,510	$79,728

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$332	$(20,760)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Loss from discontinued operations	0	3,966
Provision for bad debts	0	250
Depreciation and amortization	430	222
Stock-based compensation	1,124	364
Amortization of valuation discount and deferred financing costs	335	11,778
Fair value of warrants issued for services rendered	0	90
Gain on bargain purchase of business	0	(227)
Deferred income taxes	247	2,239
Changes in operating assets and liabilities:
Receivables	(2,165)	(914)
Prepaid expenses and other assets	473	(233)
Accounts payable and accrued expenses	(553)	(572)
Deferred license revenue	(388)	612
Other liabilities	(414)	307
CASH USED IN OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(579)	(2,878)
CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(818)	(1,417)
CASH USED IN OPERATING ACTIVITIES	(1,397)	(4,295)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired	(3,110)	(67,221)
Acquisition of intangible assets	(296)	0
Acquisition of property and equipment	(810)	(81)
CASH USED IN INVESTING ACTIVITIES	(4,216)	(67,302)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	0	65,000
Proceeds from the sale of common stock	0	22,350
Proceeds from options exercised	301	43
Repayment of note payable	(4,000)	(2,000)
Deferred financing costs	(38)	(1,926)
Offering costs	0	(1,138)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,737)	82,329

NET (DECREASE) INCREASE IN CASH	(9,350)	10,732
CASH — Beginning of period	25,125	2,624
CASH — End of period	$15,775	$13,356

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$2,121	$1,208
Taxes	$169	$0

NON-CASH INVESTING AND FINANCING ACTIVITES:
Conversion of senior secured convertible debentures to common stock	$0	$14,500
Common stock issued in connection with acquisition	$4,950	$19,835
Fair value of warrants issued in connection with acquisition	$0	$393
Fair value of warrants issued in financing transaction	$0	$1,269
Cashless exercise of warrants	$0	$1

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2013 and 2012. The financial information as of December 31, 2013 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The interim results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future interim periods.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

Discontinued Operations

The Company accounted for the decisions to close down its wholesale operations as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Accounting for Impairment or Disposal of Long-Lived Assets, which requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

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

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s credit worthiness, payment history and account aging. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $106 at June 30, 2014 and $135 at December 31, 2013.

The Company’s accounts receivable amounted to approximately $7,450 and $5,286 as of June 30, 2014 and December 31, 2013, respectively. Three licensees accounted for approximately 74% (28%, 26%, and 20%) of the Company’s total consolidated accounts receivable balance as of June 30, 2014 and three licensees accounted for approximately 60% (35%, 14% and 11%) of the Company’s total consolidated accounts receivable balance as of December 31, 2013. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

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

JUNE 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. At June 30, 2014 and December 31, 2013, the Company had $643 of certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale business and does not expect a material change in the next twelve months. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2010 through 2013.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Basic weighted average common shares outstanding	25,119,788	16,317,171	24,911,564	11,817,828
Warrants	0	749,782	1,379,387	0
Unvested restricted stock	0	367,579	184,451	0
Stock options	0	190,225	154,430	0
Diluted weighted average common shares outstanding	25,119,788	17,624,757	26,629,832	11,817,828

The computation of basic and diluted EPS for the three and six months ended June 30, 2014 and 2013 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Warrants	1,744,921	125,000	125,000	1,602,922
Unvested restricted stock	626,089	0	0	380,525
Stock options	385,499	8,333	46,333	342,000
	2,756,509	133,333	171,333	2,325,447

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash and accounts receivable. Cash is held for use for working capital needs and/or future acquisitions. Substantially all of the Company’s cash is deposited with high quality financial institutions. At times, however, such cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of June 30, 2014.

Concentration of credit risk with respect to accounts receivable is minimal due to the limited amount of outstanding receivables and the nature of the Company’s royalty revenues.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

Customer Concentrations

The Company recorded net revenues of $7,003 and $4,347 during the three months ended June 30, 2014 and 2013, respectively. During the three months ended June 30, 2014, two licensees represented at least 10% of net revenue, accounting for 18% and 16% of the Company’s net revenue. During the three months ended June 30, 2013, two licensees accounted for 24% and 12% of the Company’s net revenue.

The Company recorded net revenues of $13,265 and $5,976 during the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, two licensees represented at least 10% of net revenue, accounting for 19% and 16% of the Company’s net revenue. During the six months ended June 30, 2013, one licensee accounted for 32% of the Company’s net revenue.

Loss Contingencies

We recognize contingent losses that are both probable and estimable. In this context, we define probability as circumstances under which events are likely to occur. The Company records such legal costs as incurred.

Noncontrolling Interest

Noncontrolling interest from continuing operations recorded for the three and six months ended June 30, 2014 and 2013 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC (“DVS LLC”).

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

As of June 30, 2014 and December 31, 2013, there are no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s interest rate swap (see Note 8). The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at June 30, 2014 and December 31, 2013:

		Carrying Value		Fair Value
Financial Instrument	Level	6/30/2014	12/31/2013	6/30/2014	12/31/2013
Cash	1	$15,775	$25,125	$15,775	$25,125
Accounts receivable	2	$7,450	$5,286	$7,450	$5,286
Accounts payable	2	$1,586	$1,597	$1,586	$1,597
Term loans	3	$54,064	$57,931	$50,479	$53,640
Interest rate swap	2	$89	$0	$89	$0

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

The Company records its interest rate swap on the condensed consolidated balance sheet at fair value (Level 2). As of June 30, 2014, the fair value of the Company’s interest rate swap is immaterial. The valuation technique used to determine the fair value of the interest rate swap approximates the net present value of future cash flows which is the estimated amount that a bank would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates.

For purposes of this fair value disclosure, the Company based its fair value estimate for the Term Loans (as defined below) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the Loan Agreements (as defined below) based on market interest rate quotes as of June 30, 2014 and December 31, 2013 for debt with similar risk characteristics and maturities.

4.	Discontinued Operations of Wholesale Business

Discontinued operations as of the three and six months ended June 30, 2014 and 2013 mainly represent the wind down costs related to the Heelys, Inc. (“Heelys”) legacy operating business, as a result of the Company’s decision to discontinue its wholesale business related to the Heelys brand. For the three and six months ended June 30, 2013, costs attributable to the Heelys legacy operations mainly represent severance expense, lease termination costs and professional and other fees. The Company did not record any costs during the three and six months ended June 30, 2014.

A summary of the Company’s results of discontinued operations of its wholesale business for the three and six months ended June 30, 2014 and 2013 and the Company’s assets and liabilities from discontinued operations of its wholesale business as of June 30, 2014 and December 31, 2013 is as follows:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

Results of discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net revenue	$0	$0	$0	$0

Net loss	$0	$(102)	$0	$(3,966)
Noncontrolling interest	0	0	0	0
Loss from discontinued operations of wholesale business, net
of tax	$0	$(102)	$0	$(3,966)

Loss per share from discontinued operations, basic	$-	$(0.01)	$-	$(0.33)
Loss per share from discontinued operations, diluted	$-	$(0.01)	$-	$(0.33)

Weighted average shares outstanding, basic	25,119,788	16,317,171	24,911,564	11,817,828
Weighted average shares outstanding, diluted	25,119,788	17,624,757	26,629,832	11,817,828

Assets and liabilities of discontinued operations:

	June 30,	December 31,
	2014	2013
Prepaid expenses and other current assets	$194	$213
Accounts payable and accrued expenses	$404	$1,105
Long-term liabilities	$745	$884

5.	Goodwill

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

6.	Intangible Assets

Intangible assets are summarized as follows:

	Useful	Gross
	Lives	Carrying	Accumulated	Net Carrying
June 30, 2014	(Years)	Amount	Amortization	Amount
Finite lived intangible assets:
Trademarks	15	$4,762	$(743)	$4,019
Customer agreements	4	1,120	(332)	788
Patents	10	665	(64)	601
		$6,547	$(1,139)	5,408
Indefinite lived intangible assets:
Trademarks				110,285

Intangible assets, net				$115,693

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2014 (six months)	$334
2015	664
2016	664
2017	472
2018	384
Thereafter	2,890
$5,408

Amortization expense amounted to $166 and $142 for the three months ended June 30, 2014 and 2013, respectively. Amortization expense amounted to $331 and $217 for the six months ended June 30, 2014 and 2013, respectively.

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

7.	Acquisition of Remaining Ownership Interest in William Rast Sourcing, LLC and William Rast Licensing, LLC

On May 5, 2014, the Company entered into a merger agreement (the “Tennman Merger Agreement), by and among the Company and Tennman WR-T, Inc. (“Tennman WR-T”), a Delaware corporation, pursuant to which the Company acquired the remaining 18% interest in William Rast Sourcing, LLC (“Rast Sourcing”) and William Rast Licensing, LLC (“Rast Licensing”) for an aggregate purchase price consisting of (i) $3,050 of cash and (ii) 581,341 shares of the Company’s common stock, valued at $4,950 based on the weighted average closing stock price for the ten days prior to closing. Shares of the Company’s common stock issued as part of the consideration pursuant to the Tennman Merger Agreement were issued in a private placement transaction conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

The Company accounted for the acquisition under ASC 810-10-45-23, Consolidation, which states that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain has been recognized in the unaudited condensed consolidated statements of operations or unaudited condensed consolidated statements of comprehensive (loss) income.

As part of the Tennman Merger Agreement, the Company will pay royalties to Tennman Brands, LLC based on certain performance thresholds.

The Company incurred legal costs related to the transaction of approximately $60. The aggregate purchase price, inclusive of the legal costs, was recognized in common stock and additional paid-in capital in the accompanying condensed consolidated balance sheet as of June 30, 2014.

8.	Long-Term Debt

The components of long-term debt are as follows:

	June 30,	December 31,
	2014	2013
Term Loans	$55,000	$59,000
Unamortized discounts	(936)	(1,069)
Total long-term debt, net of unamortized discounts	54,064	57,931
Less: current portion of long-term debt	8,000	8,000
Long-term debt	$46,064	$49,931

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

The Term Loans were drawn in full on March 28, 2013. The Loan Agreements terminate, and all loans then outstanding under each Loan Agreement, must be repaid on March 28, 2018. The Company is required to make quarterly scheduled amortization payments of the Term Loans prior to the maturity of the Loan Agreements in an amount equal to (x) in the case of the First Lien Loan Agreement, $1,500 and (y) in the case of the Second Lien Loan Agreement, $500. The First Lien Term Loan bears interest, at the Company’s option, at either (a) 4.00% per annum plus the adjusted London Interbank Offered Rate (“LIBOR”) or (b) 3.00% per annum plus the Base Rate, as defined in the applicable Loan Agreement (4.25% at June 30, 2014). The Second Lien Term Loan bears interest at 12.75% per annum plus adjusted LIBOR (12.98% at June 30, 2014).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

During the three months ended June 30, 2014 and 2013, accretion of the discount amounted to $66 and $67, respectively, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. Contractual interest expense on the Term Loans amounted to $1,063 and $1,172 for the three months ended June 30, 2014 and 2013, respectively, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

During the six months ended June 30, 2014 and 2013, accretion of the discount amounted to $132 and $67 which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. Contractual interest expense on the Term Loans amounted to $2,166 and $1,172 for the six months ended June 30, 2014 and 2013, respectively, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

During 2013, the Company incurred legal and other fees associated with the closing of the Term Loans of approximately $1,929. These amounts have been recorded as deferred financing costs and included in other assets in the accompanying condensed consolidated balance sheets, and are being amortized as non-cash interest expense over the contractual term of the Term Loans. During the three months ended June 30, 2014 and 2013, amortization of these fees amounted to $102 and $97, respectively, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. During the six months ended June 30, 2014 and 2013, amortization of these fees amounted to $203 and $97, respectively, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

The Loan Agreements include customary representations and warranties and include representations relating to the intellectual property owned by the Company and its subsidiaries and the status of the Company’s material license agreements. In addition, the Loan Agreements include covenants and events of default including requirements that the Company satisfy a minimum positive net income test, maintain a minimum loan to value ratio (as calculated pursuant to the First Lien Loan Agreement or the Second Lien Loan Agreement, as applicable) and, in the case of the Second Lien Loan Agreement, maintain a minimum cash balance of $3,525 through December 31, 2013 and $3,000 after January 1, 2014 in accounts subject to control agreements, as well as limitations on liens on the assets of the Company and its subsidiaries, indebtedness, consummation of acquisitions (subject to certain exceptions and consent rights as set forth in the Loan Agreements) and fundamental changes (including mergers and consolidations of the Company and its subsidiaries), dispositions of assets of the Company and its subsidiaries, investments, loans, advances and guarantees by the Company and its subsidiaries, and restrictions on issuing dividends and other restricted payments, prepayments and amendments of certain indebtedness and material licenses, affiliate transactions and issuance of equity interests. The Company is in compliance with its covenants as of June 30, 2014.

Interest Rate Swap

The Company currently has exposure to variability in cash flows due to the impact of changes in interest rates for the Company’s Term Loans. During 2014, the Company entered into an interest rate swap agreement related to $55,000 notional value of the Term Loans (the “Swap Agreement”).

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

The components of the Company’s Swap Agreement as of June 30, 2014, are as follows:

	Notional
	Value	Derivative Asset	Derivative Liability

Term Loan	$55,000	$0	$(89)

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

The Debentures were convertible at the option of TCP WR into 5,523,810 shares of the Company’s common stock at an initial conversion price of $2.63 per share, as adjusted for the reverse stock split (“Conversion Price”). The TCP Warrants, which had a fair value of $4,215, are exercisable for five years at an exercise price of $2.63 per share, as adjusted for the reverse stock split. The fair value of the TCP Warrants was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures. Additionally, the Debentures were deemed to have a beneficial conversion feature at the time of issuance. Accordingly, the beneficial conversion feature, which had a value of $7,347, was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures.

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

Termination of Material Agreements

The proceeds received from the Term Loans were used in part to repay the following indebtedness of the Company and its subsidiaries: (a) all indebtedness owed by Rast Sourcing under its factoring facility with Rosenthal & Rosenthal; (b) all indebtedness owed by Rast Licensing to Mobility Specialty Situations I, LLC pursuant to a promissory note in the aggregate principal amount of $750; and (c) all indebtedness owed by Rast Licensing to Monto Holdings (Pty) Ltd. pursuant to a promissory note in the aggregate principal amount of $1,000. In connection with the repayments, all security agreements, assignment agreements, and guarantee agreements were terminated.

9.	Commitments and Contingencies

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

10.	Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2014:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Options	Price	(in Years)	Intrinsic Value
Outstanding - January 1, 2014	423,667	$4.45	2.7	$812
Granted	27,500	9.18
Exercised	(65,667)	(4.63)
Forfeited or Canceled	-	-
Outstanding - June 30, 2014	385,500	$4.76	2.3	$3,596

Exercisable - June 30, 2014	353,000	$4.40	2.1	$3,428

A summary of the changes in the Company’s unvested stock options is as follows:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Unvested - January 1, 2014	62,000	$3.21
Granted	27,500	9.18
Vested	(57,000)	(1.06)
Forfeited or Canceled	-	-
Unvested - June 30, 2014	32,500	$2.44

During the three months ended June 30, 2014, the Company granted 10,000 stock options to an employee for future services. The options are exercisable at an exercise price of $13.68 per share over a five-year term and vest over two years. These options had a fair value of $38 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.92%
Expected dividend yield	0.00%
Expected volatility	37.52%
Expected life	3.25 years

The Company did not record compensation expense during the three months ended June 30, 2014 pertaining to this grant as the options were granted on June 25, 2014.

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

The Company recorded $4 and $5 during the three and six months ended June 30, 2014, respectively, as compensation expense pertaining to these grants.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

During the three and six months ended June 30, 2013, the Company granted 20,000 stock options to a consultant for future services. The options are exercisable at an exercise price of $6.00 per share over a ten-year term and vest over one year. These options had a fair value of $80 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2.02%
Expected dividend yield	0.00%
Expected volatility	56.72%
Expected life	5.5 years

The Company recorded $7 during the three and six months ended June 30, 2013 as compensation expense pertaining to this grant.

Total compensation expense related to stock options for the three months ended June 30, 2014 and 2013 was approximately $16 and $7, respectively. Total compensation expense related to stock options for the six months ended June 30, 2014 and 2013 was approximately $36 and $10, respectively. Total unrecognized compensation expense related to unvested stock option awards at June 30, 2014 amounted to $70 and is expected to be recognized over a weighted average period of approximately two years.

Warrants

A summary of warrant activity for the six months ended June 30, 2014 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Warrants	Price	(in Years)	Intrinsic Value
Outstanding - January 1, 2014	1,744,922	$3.88	3.5	$3,323
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - June 30, 2014	1,744,922	$3.88	3.0	$17,332

Exercisable - June 30, 2014	1,704,922	$3.83	3.0	$17,010

A summary of the changes in the Company’s unvested warrants is as follows:

Weighted
	Number of	Average Grant
	Warrants	Date Fair Value
Unvested - January 1, 2014	40,000	$3.00
Granted	-	-
Vested	-	-
Forfeited or Canceled	-	-
Unvested - June 30, 2014	40,000	$3.00

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

During the three months ended March 31, 2013, in connection with the Ellen Tracy and Caribbean Joe Acquisition, the Company issued five-year warrants to purchase up to an aggregate of 125,000 shares of the Company’s common stock at an exercise price of $10.00 per share.

Total compensation expense related to warrants for the three and six months ended June 30, 2014 was approximately $8 and $16, respectively. The Company did not record any compensation expense related to warrants for the three and six months ended June 30, 2013.

Restricted Stock

During the three months ended June 30, 2014, the Company issued 23,120 shares of restricted stock to members of the Company’s board of directors. Total compensation related to the restricted stock grants amounted to approximately $200, of which $33 was recorded in operating expenses in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2014, respectively.

During the three months ended March 31, 2014, the Company issued 200,000 shares of restricted stock to a consultant and employee for future services. Total compensation related to the restricted stock grants amounted to approximately $1,120, of which $191 and $279 was recorded in operating expenses in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2014.

A summary of the restricted stock activity for the six months ended June 30, 2014 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Contractual Life	Aggregate
	Shares	Date Fair Value	(in Years)	Intrinsic Value
Unvested - January 1, 2014	464,847	$5.71	2.9	$20
Granted	223,120	5.92
Vested	(61,878)	6.03
Forfeited	-	-
Unvested - June 30, 2014	626,089	$5.75	2.1	$5,044

Total compensation expense related to the restricted stock grants for the three months ended June 30, 2014 and 2013 was approximately $636 and $186, respectively. Total compensation expense related to the restricted stock grants for the six months ended June 30, 2014 and 2013 was approximately $1,072 and $354, respectively.

11.	Related Party Transactions

Consulting Services Agreement with Tengram Capital Management, L.P.

Pursuant to an agreement with Tengram Capital Management, L.P. (“TCM”), an affiliate of Tengram, the Company, effective as of January 1, 2013, has engaged TCM to provide services to the Company pertaining to (i) mergers and acquisitions, (ii) debt and equity financing, and (iii) such other related areas as the Company may reasonably request from time to time (the “TCM Consulting Services Agreement”). TCM is entitled to receive compensation, including fees and reimbursement of out-of-pocket expenses in connection with performing its services under the TCM Consulting Services Agreement. The TCM Consulting Services Agreement remains in effect for a period continuing through the earlier of five years or the date on which TCM and its affiliates cease to own in excess of 5% of the outstanding shares of common stock in the Company. The Company made no payments under the TCM Consulting Services Agreement for the three months ended June 30, 2014 and 2013. The Company paid TCM $0 and $250 for services under the TCM Consulting Services Agreement for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and 2013, there were no amounts owed to TCM.

In connection with the Galaxy Merger Agreement (as defined below), (i) a $3,500 transaction fee is payable to TCM upon consummation of the Galaxy Acquisition (as defined below) and (ii) the Company and TCM have agreed to enter into an amendment to the TCM Consulting Services Agreement, pursuant to which the annual fees payable to TCM thereunder will be $900 per annum. The Company has prepaid $500 of the $3,500 as of June 30, 2014.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

Transactions with Tennman WR-T, Inc.

As discussed in Note 7, on May 5, 2014 the Company acquired the remaining 18% interest in Rast Sourcing and Rast Licensing. Under the prior royalty agreement among Tennman WR-T, Rast Sourcing and Rast Licensing, royalties paid by Rast Sourcing to Tennman WR-T, a minority interest holder of Rast Sourcing, amounted to $356 and $122 for the three months ended June 30, 2014 and 2013, respectively. Royalties paid by Rast Sourcing to Tennman WR-T amounted to $613 and $750 for the six months ended June 30, 2014 and 2013, respectively. At June 30, 2014 and December 31, 2013, amounts owed to Tennman WR-T of $159 and $244, respectively, are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. During the three months ended June 30, 2014 and 2013, the Company recorded approximately $88 and $244, respectively, in royalty expense, all of which is included in operating expenses from continuing operations. During the six months ended June 30, 2014 and 2013, the Company recorded approximately $384 and $367, respectively, in royalty expense, all of which is included in operating expenses from continuing operations.

12.	Galaxy Brands Holding, Inc. Acquisition

On June 24, 2014, the Company entered into an agreement and plan of merger (the “Galaxy Merger Agreement”) with SBG Universe Brands, LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company (“LLC Sub”), Universe Galaxy Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of LLC Sub, Galaxy Brand Holdings, Inc., a Delaware corporation (“Galaxy”), Carlyle Equity Opportunity GP, L.P., a Delaware limited partnership, solely in its capacity as the representative of the Galaxy stockholders and optionholders, and, for limited purposes described therein, Carlyle Galaxy Holdings, L.P., a Delaware limited partnership (“Carlyle”). Pursuant to the Galaxy Merger Agreement, the Company will acquire four consumer brands that include the fitness brand Avia, basketball brand AND1, outdoor brand Nevados and home goods brand Linens ‘N Things for an aggregate purchase price consisting of (i) $100,000 of cash, subject to adjustment as set forth in the Galaxy Merger Agreement, (ii) 13,750,000 shares of the Company’s common stock and (iii) warrants to purchase an aggregate of up to 3,000,000 additional shares of the Company’s common stock subject to the terms and conditions set forth in the Galaxy Merger Agreement (the “Galaxy Acquisition”).

The warrants will be exercisable for an aggregate of up to an additional 3,000,000 shares (the “Warrant Shares”) of the Company’s common stock, with an exercise price of $11.20 per share based upon the performance of the Linens ‘n Things brand following the closing. Specifically, (i) if the Linens ‘N Things brand generates net royalties equal to or in excess of $10,000 in calendar year 2016, 500,000 Warrant Shares will vest, (ii) if the Linens ‘N Things brand generates net royalties equal to or in excess of $15,000 in calendar year 2016, an additional 1,000,000 Warrant Shares will vest, (iii) if the Linens ‘N Things brand generates net royalties equal to or in excess $10,000 in calendar year 2017, 500,000 Warrant Shares will vest, and (iv) if the Linens ‘N Things brand generates net royalties equal to or in excess $15,000 in calendar year 2017, an additional 1,000,000 Warrant Shares will vest. There can be no assurances that any or all of the Warrant Shares will vest; Galaxy currently does not derive any royalties from the Linens ‘N Things brand.

In connection with the Galaxy Merger Agreement, the Company has entered into (i) a commitment letter with Bank of America, N.A. (“Bank of America”), dated June 24, 2014, with respect to a senior secured first-lien credit facility (the “First-Lien Facility”), pursuant to which the Company may borrow up to $75,000 of term loans and up to $25,000 of revolving loans and (ii) a commitment letter with GSO Capital Partners LP (“GSO”), dated June 24, 2014, with respect to a senior secured second-lien credit facility (the “Second-Lien Facility”) pursuant to which the Company may borrow up to $90,000 of term loans. The proceeds of the First-Lien Facility and the Second-Lien Facility will be used to fund the transactions contemplated by the terms of the Galaxy Merger Agreement, to repay existing debt, to pay fees and expenses in connection with the foregoing, for working capital, capital expenditures and other lawful corporate purposes of the Company and its subsidiaries. The commitments of Bank of America, N.A. and GSO under the respective commitment letters are subject to various conditions, including the negotiation and execution of definitive financing agreements prior to December 31, 2014, and the consummation of the transactions contemplated by the terms and conditions set forth in the Galaxy Merger Agreement. In addition, Bank of America and GSO have agreed through the accordion feature to provide up to an additional $60,000 under the First-Lien Facility and $70,000 under the Second-Lien Facility respectively, subject to certain conditions.

In connection with the consummation of the transactions contemplated by the Galaxy Merger Agreement, the Company and the stockholder representative, on behalf of the former Galaxy stockholders and optionholders, will enter into a registration rights agreement, which grants the stockholder representative, on behalf of former Galaxy stockholders and optionholders, customary registration rights with respect to certain shares of the Company’s common stock and the warrants to be issued pursuant to the Galaxy Merger Agreement. In addition, conditioned upon and effective upon the closing of the Galaxy Merger Agreement, Mr. Matthew Eby has tendered his resignation as a Class II director of the Company and Mr. Rodney Cohen has been appointed to serve as a Class II director of the Company to fill the vacancy created by the resignation.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

13.	New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation” (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 affects entities that grant their employees stock-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-12 will have on the Company’s condensed consolidated financial statements and disclosures.

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

We believe our business model allows us to use our brand management expertise to continue to grow our portfolio of brands and to generate new revenue streams without significantly changing our infrastructure. The benefits of this business model provide, among other things:

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

Recent Developments

On June 24, 2014, the Company entered into the Galaxy Merger Agreement, pursuant to which, the Company will acquire four consumer brands that include the fitness brands Avia, basketball brand AND1, outdoor brand Nevados and home goods brand Linens ‘N Things from Galaxy for an aggregate purchase price consisting of (i) $100,000 of cash, subject to adjustment as set forth in the Galaxy Merger Agreement, (ii) 13,750,000 shares of the Company’s common stock and (iii) warrants to purchase an aggregate of up to 3,000,000 additional shares of the Company’s common stock subject to the terms and conditions set forth in the Galaxy Merger Agreement.

The warrants will be exercisable for an aggregate of up to an additional 3,000,000 Warrant Shares of the Company’s common stock, with an exercise price of $11.20 per share based upon the performance of the Linens ‘N Things brand following the closing. Specifically, (i) if the Linens ‘N Things brand generates net royalties equal to or in excess of $10,000 in calendar year 2016, 500,000 Warrant Shares will vest, (ii) if the Linens ‘N Things brand generates net royalties equal to or in excess of $15,000 in calendar year 2016, an additional 1,000,000 Warrant Shares will vest, (iii) if the Linens ‘N Things brand generates net royalties equal to or in excess $10,000 in calendar year 2017, 500,000 Warrant Shares will vest, and (iv) if the Linens ‘N Things brand generates net royalties equal to or in excess $15,000 in calendar year 2017, an additional 1,000,000 Warrant Shares will vest. There can be no assurances that any or all of the Warrant Shares will vest; Galaxy currently does not derive any royalties from the Linens ‘N Things brand.

In connection with the Galaxy Merger Agreement and the transactions contemplated thereby described in Note 12 of the accompanying unaudited condensed consolidated financial statements, the Company has entered into (i) a commitment letter with Bank of America, dated June 24, 2014 with respect to the First-Lien Facility, pursuant to which the Company may borrow up to $75,000 of term loans and up to $25,000 of revolving loans and (ii) a commitment letter with GSO, dated June 24, 2014, with respect to the Second-Lien Facility pursuant to which the Company may borrow up to $90,000 of term loans. The proceeds of the First-Lien Facility and the Second-Lien Facility will be used to fund the transactions contemplated by the terms of the Galaxy Merger Agreement, to repay existing debt, to pay fees and expenses in connection with the foregoing, for working capital, capital expenditures and other lawful corporate purposes of the Company and its subsidiaries. The commitments of Bank of America and GSO under the respective commitment letters are subject to various conditions, including the negotiation and execution of definitive financing agreements prior to December 31, 2014, and the consummation of the transactions contemplated by the terms and conditions set forth in the Galaxy Merger Agreement. In addition, Bank of America and GSO have agreed through the accordian feature to provide up to an additional $60,000 under the First-Lien Facility and $70,000 under the Second-Lien Facility, respectively, subject to certain conditions.

In connection with the consummation of the transactions contemplated by the Galaxy Merger Agreement, the Company and the stockholder representative, on behalf of the former Galaxy stockholders and optionholders, will enter into a registration rights agreement, which grants the stockholder representative, on behalf of former Galaxy stockholders and optionholders, customary registration rights with respect to certain shares of the Company’s common stock and the warrants to be issued pursuant to the Galaxy Merger Agreement. In addition, conditioned upon and effective upon the closing of the Galaxy Merger Agreement, Mr. Matthew Eby has tendered his resignation as a Class II director of the Company and Mr. Rodney Cohen has been appointed to serve as a Class II director of the Company to fill the vacancy created by the resignation.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014, for a discussion of our critical accounting policies. During the six months ended June 30, 2014, there were no material changes to these policies.

Results of Operations

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

The following table sets forth, for the periods indicated, results of operation information from our unaudited condensed consolidated financial statements:

	Three Months Ended June 30,		Change	Change
	2014	2013	(Dollars)	(Percentage)

Net revenue	$7,003	$4,347	$2,656	61.1%
Operating expenses	6,436	2,294	4,142	180.5%
Income from operations	567	2,053	(1,486)	-72.4%
Other income	0	106	(106)	100.0%
Interest expense	1,231	1,336	(105)	-7.9%
(Loss) income before income taxes	(664)	823	(1,487)	NM
Benefit for income taxes	(149)	0	(149)	-100.0%
(Loss) income from continuing operations	(515)	823	(1,338)	NM
Loss from discontinued operations, net of tax	0	(102)	102	-100.0%
Consolidated net (loss) income	(515)	721	(1,236)	NM
Net income attributable to noncontrolling interest	(92)	(28)	(64)	226.7%
Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(607)	$693	$(1,300)	NM

NM: Not Meaningful

The increase in net revenue for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily attributable to the growth of our brands, led by Ellen Tracy and Heelys, the acquisition of Revo and The Franklin Mint after the second quarter of 2013 and a significant increase in the number of our licensees as a result of these acquisitions. Net revenue for the three months ended June 30, 2013 consists of license revenue earned only from our license agreements related to the Ellen Tracy, William Rast, Caribbean Joe, DVS, Heelys and People’s Liberation brands, as we did not either own or license the Revo and The Franklin Mint brands during that period.

Operating expenses increased $4,142 for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The primary drivers for this increase included deal costs, stock-based compensation expense, advertising and professional fees. During the second quarter of 2014, the Company incurred deal costs of $1,788 primarily in connection with the acquisition of Galaxy, whereas minimal deal costs were recognized in the comparable period of 2013. The Company also incurred estimated settlement and legal costs of $550 during the three months ended June 30, 2014 related to a pre-acquisition litigation matter in which Brand Matter LLC was named an affiliate. Stock-based compensation expense increased $467 due to stock grants that were issued after the second quarter of 2013 and the Company incurring expense to mark-to-market stock granted to consultants. With the acquisition of new brands and our increased marketing presence, advertising expense increased $466 over the prior period. Professional fees increased $397 year-over-year from increased consulting and legal fees not related to potential acquisitions.

Interest expense during the three months ended June 30, 2014 includes interest incurred on our Term Loans and interest rate swap of approximately $1,047 as well as non-cash interest related to the accretion of the discount recorded associated with the warrants issued in connection with the Term Loans of approximately $66, and non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $118 associated with the Term Loans. Interest expense during the three months ended June 30, 2013 includes interest incurred on our Term Loans of approximately $1,174 as well as non-cash interest related to the accretion of the discount recorded associated with the warrants issued in connection with the Term Loans of approximately $67, and non-cash interest related to the amortization of deferred financing costs of approximately $95 associated with the Term Loans.

The provision for income taxes as of June 30, 2014 primarily represents the non-cash deferred tax expense created by the amortization of the acquired trademarks related to our Ellen Tracy, Caribbean Joe, Revo and The Franklin Mint brands. The provision for income taxes as of June 30, 2013 represents the non-cash deferred tax expense created by the amortization of the acquired trademarks related to our Ellen Tracy and Caribbean Joe brands.

The loss from discontinued operations for the three months ended June 30, 2013 is primarily attributable to the wind down costs associated with the Heelys legacy operating business, as a result of our decision to discontinue our wholesale business related to the Heelys brand. These costs mainly represent severance expense, lease termination costs and professional and other fees.

Noncontrolling interest from continuing operations for the three months ended June 30, 2014 and 2013 represents net income allocations to Elan Polo International, Inc., a member of DVS LLC.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

The following table sets forth, for the periods indicated, results of operation information from our unaudited condensed consolidated financial statements:

	Six Months Ended June 30,		Change	Change
	2014	2013	(Dollars)	(Percentage)

Net revenue	$13,265	$5,976	$7,289	122.0%
Operating expenses	10,186	7,659	2,527	33.0%
Income (loss) from operations	3,079	(1,683)	4,762	NM
Other income	2	106	(104)	-98.3%
Interest expense, net	2,501	12,953	(10,452)	-80.7%
Income (loss) before income taxes	580	(14,530)	15,110	NM
Provision for income taxes	248	2,264	(2,016)	-89.1%
Income (loss) from continuing operations	332	(16,794)	17,126	NM
Loss from discontinued operations, net of tax	0	(3,966)	3,966	100.0%
Consolidated net income (loss)	332	(20,760)	21,092	NM
Net income attributable to noncontrolling interest	(197)	(54)	(143)	266.4%
Net income (loss) attributable to Sequential Brands Group, Inc.	$135	$(20,814)	$20,949	NM

NM: Not Meaningful

The increase in net revenue for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily attributable to the acquisition of several new brands after the first and second quarters of 2013 and a significant increase in the number of our licensees as a result of these acquisitions. Net revenue for the six months ended June 30, 2014 consists of license revenue earned from our license agreements related to the Ellen Tracy, William Rast, Revo, Caribbean Joe, Heelys, DVS, The Franklin Mint and People’s Liberation brands. Net revenue for the six months ended June 30, 2013 consists of license revenue earned only from our license agreements related to our Ellen Tracy, William Rast, Caribbean Joe, DVS, Heelys and People’s Liberation brands, as we did not either own or license any of the other brands during that period. Net revenue for the six months ended June 30, 2013 includes only five months of revenue related to the Heelys brand, which was acquired on January 24, 2013 and three months of revenue related to the Ellen Tracy and Caribbean Joe brands which were acquired on March 28, 2013.

Operating expenses increased $2,527 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The primary drivers for this increase included stock-based compensation expense, payroll and advertising. Stock-based compensation expense increased $761 due to stock grants that were issued after the second quarter of 2013 and the Company incurring expense to mark-to-market stock granted to consultants. The Company’s headcount has increased over the comparable period which led to an increase in payroll expense of $717. The acquisition of new brands and our increased marketing presence resulted in an increase to advertising expense of $434 over the prior period.

Interest expense during the six months ended June 30, 2014 includes interest incurred on our Term Loans and interest rate swap of approximately $2,121, as well as non-cash interest related to the accretion of the discount recorded associated with the warrants issued in connection with the Term Loans of approximately $132, and non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $248 associated with the Term Loans. Interest expense during the six months ended June 30, 2013 resulted primarily from the TCP Conversion, as more fully described in Note 8 to our unaudited condensed consolidated financial statements. As a result of the TCP Conversion, the remaining unamortized discount of $11,028 recorded in connection with the beneficial conversion feature and TCP Warrants issued in connection with the Debentures, as well as the remaining unamortized balance of deferred financing costs of $589, were recognized as non-cash interest expense. Also included in interest expense is non-cash interest related to the accretion of the discount recorded associated with the warrants issued in connection with the Term Loans of approximately $67, and non-cash interest related to the amortization of deferred financing costs of approximately $94 associated with the Term Loans.

The provision for income taxes as of June 30, 2014 primarily represents the non-cash deferred tax expense created by the amortization of the acquired trademarks related to our Ellen Tracy, Caribbean Joe, Revo and The Franklin Mint brands. The provision for income taxes as of June 30, 2013 represents the non-cash deferred tax expense created by the amortization of the acquired trademarks related to our Ellen Tracy and Caribbean Joe brands.

The loss from discontinued operations for the six months ended March 31, 2013 is primarily attributable to the wind down costs associated with the Heelys legacy operating business, as a result of our decision to discontinue our wholesale business related to the Heelys brand. These costs mainly represent severance expense, lease termination costs and professional and other fees.

Noncontrolling interest from continuing operations for the six months ended June 30, 2014 and 2013 represents net income allocations to Elan Polo International, Inc., a member of DVS LLC.

Liquidity and Capital Resources

As of June 30, 2014, our continuing operations had cash of approximately $15,775, a working capital balance of approximately $11,026 and outstanding debt obligations under our Term Loans of $54,064. As of December 31, 2013, our continuing operations had cash of approximately $25,125, a working capital balance of approximately $17,745 and outstanding debt obligations under our Term Loans of approximately $57,931. Working capital is defined as current assets minus current liabilities, excluding restricted cash and assets and liabilities of discontinued operations. We believe that cash from future operations and our currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities.

In connection with the Galaxy Merger Agreement and the transactions contemplated thereby described in Note 12 of the accompanying unaudited condensed consolidated financial statements, the Company has entered into (i) a commitment letter with Bank of America, dated June 24, 2014, with respect to the First-Lien Facility, pursuant to which the Company may borrow up to $75,000 of term loans and up to $25,000 of revolving loans and (ii) a commitment letter with GSO, dated June 24, 2014, with respect to the Second-Lien Facility pursuant to which the Company may borrow up to $90,000 of term loans. The proceeds of the First-Lien Facility and the Second-Lien Facility will be used to fund the transactions contemplated by the terms of the Galaxy Merger Agreement, to repay existing debt, to pay fees and expenses in connection with the foregoing, for working capital, capital expenditures and other lawful corporate purposes of the Company and its subsidiaries. The commitments of Bank of America and GSO under the respective commitment letters are subject to various conditions, including the negotiation and execution of definitive financing agreements prior to December 31, 2014, and the consummation of the transactions contemplated by the terms and conditions set forth in the Galaxy Merger Agreement. In addition, Bank of America and GSO have agreed through the accordion feature to provide up to an additional $60,000 under the First-Lien Facility and $70,000 under the Second-Lien Facility, respectively, subject to certain conditions.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the six months ended June 30, 2014 and 2013 are summarized in the following table:

	Six Months Ended June 30,
	2014	2013
Operating activities	$(579)	$(2,878)
Investing activities	(4,216)	(67,302)
Financing activities	(3,737)	82,329

Net (decrease) increase in cash from continuing operations	$(8,532)	$12,150

Operating Activities

Net cash used in operating activities from continuing operations was $579 for the six months ended June 30, 2014 as compared to $2,878 for the six months ended June 30, 2013. Consolidated net income for the six months ended June 30, 2014 of $332 includes net non-cash expenses of $430 related to depreciation and amortization, $335 related to the amortization of debt discount and deferred financing costs, $247 related to deferred income taxes and $1,124 related to stock-based compensation expense. Changes in operating assets and liabilities used $3,047 in cash during the six months ended June 30, 2014. Net loss for the six months ended June 30, 2013 of $20,760 includes net non-cash expenses of $11,778 of amortization of debt discount and deferred financing costs, $2,239 of deferred income taxes and $222 related to depreciation and amortization. Net loss for the six months ended June 30, 2013 also includes $3,966 of loss from discontinued operations. Changes in operating assets and liabilities used $800 in cash during the six months ended June 30, 2013.

Investing Activities

Net cash used in investing activities from continuing operations was $4,216 for the six months ended June 30, 2014, primarily consisting of cash paid for the acquisition of the remaining 18% interest in Rast Sourcing and Rast Licensing, the acquisition of intangible assets and property and equipment. Net cash used in investing activities from continuing operations was $67,302 for the six months ended June 30, 2013, primarily consisting of net cash paid for the acquisitions of our Heelys, Ellen Tracy and Caribbean Joe brands.

Financing Activities

Net cash used in financing activities from continuing operations for the six months ended June 30, 2014 amounted to $3,737 as compared to net cash provided by financing activities of $82,329 for the six months ended June 30, 2013. We made $4,000 of repayments under the Term Loans during the six months ended June 30, 2014. In January 2013, we received proceeds of $22,350 in connection with the private placement transaction consummated in January 2013. A portion of the proceeds was used to fund the acquisition of Heelys. In March 2013, we received $65,000 of proceeds under the Term Loans, which were mainly used in the Ellen Tracy and Caribbean Joe Acquisition, to pay fees and expenses in connection with the foregoing, to finance capital expenditures and for general corporate purposes. Cash paid for fees and other costs incurred in connection with the private placement transaction consummated in January 2013 and the Term Loans amounted to $3,063.

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

Off-Balance Sheet Arrangements

At June 30, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2014, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, other than described in Note 9 of the accompanying unaudited condensed consolidated financial statements and below, which description is incorporated herein by reference, there are currently no claims that could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The Company also incurred estimated settlement and legal costs of $550 during the three months ended June 30, 2014 related to a pre-acquisition litigation matter in which Brand Matter LLC was named an affiliate.

Item 1A.	Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014. There have been no material changes to such risk factors during the six months ended June 30, 2014, except for the following:

The public resale by former Galaxy stockholders and optionholders of our common stock issued as consideration in the Galaxy Acquisition could have a negative effect on the trading price of our common stock.

In connection with the Galaxy Acquisition, we expect to issue 13,750,000 shares, and warrants to purchase (subject to certain vesting and other conditions) up to an additional 3,000,000 shares, of our common stock to the stockholders and optionholders of Galaxy. At the closing, none of these shares will be registered under the Securities Act of 1933, as amended (the “Securities Act”), and they will only be able to be resold pursuant to a separate registration statement or an applicable exemption from registration (under both federal and state securities laws). In addition, Carlyle, which is expected to own beneficially approximately 15% of the outstanding shares of our common stock following the Galaxy Acquisition, has agreed not to sell, for a period of 90 days following the closing, any such shares of our common stock. However, we have agreed to prepare and file with the SEC, as soon as practicable following the closing of the Galaxy Acquisition, a registration statement on Form S-3 with respect to the resale of the shares of our common stock and warrants (including the underlying shares of our common stock) to be issued in connection with the Galaxy Acquisition. The former Galaxy stockholders and optionholders will also have certain rights to require us to register their shares for public resale under the terms of a registration rights agreement entered into in connection with the Galaxy Acquisition. Any such sale of shares of our common stock issued in the acquisition into the public markets may cause a decline in the trading price of our common stock.

Following the Galaxy Acquisition, a substantial portion of our licensing revenue will be concentrated with a limited number of licensees and retail partners, such that the loss of any of such licensees or retail partners could decrease our revenue and impair our cash flows.

Following the Galaxy Acquisition, a limited number of licensees and retail partners are anticipated to account for a substantial portion of our licensing revenue. In particular, a substantial majority of the licensed products for brands acquired from Galaxy are anticipated to be sold by licensees to Wal-Mart Stores, Inc. and its affiliates. Because we will be dependent on these licensees and retail partners for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, or if any of these licensees or retail partners decided not to continue any existing agreements or arrangements relating to these licensed products, or to reduce significantly their sales of these licensed products under any such agreements or arrangements, then our revenue and cash flows could be reduced substantially.

Following the Galaxy Acquisition, our largest stockholders will control a significant percentage of our common stock and will have appointed two members to our board of directors, which may enable such stockholders, alone or together with our other significant stockholders, to exert influence over corporate transactions and other matters affecting the rights of our stockholders.

Following the Galaxy Acquisition, it is anticipated that Tengram Capital Partners Gen2 Fund, L.P. (“Tengram”) will beneficially own approximately 19%, and Carlyle will beneficially own approximately 15%, of our outstanding shares of common stock. In addition, following the resignation of Mr. Matthew Eby and the appointment of Mr. Rodney Cohen to our board of directors (the “Board”) in connection with the Galaxy Acquisition, it is anticipated that one member of the Board, Mr. William Sweedler, will be principal of Tengram, and that one member of the Board, Mr. Cohen, will be an appointee of Carlyle. As a result, following the Galaxy Acquisition, Tengram and Carlyle may be able to exercise substantial influence over the Board and matters requiring stockholder approval, including the election of directors and approval of significant corporate actions, such as mergers and other business combination transactions.

Circumstances may occur in which the interests of these stockholders could be in conflict with the interests of other stockholders. The voting power of these stockholders could also discourage others from seeking to acquire control of the company, which may affect the market price of our common stock.

The failure to successfully combine the businesses of the Company and Galaxy in the expected time frame may adversely affect the Company’s financial conditions and results of operations.

The success of the Galaxy Acquisition will depend, in part, on the ability of the combined company to realize the anticipated benefits from combining the businesses of the Company and Galaxy. To realize these anticipated benefits, the Company’s and Galaxy’s businesses must be successfully combined and if a successful combination of the businesses does not occur, the anticipated benefits of the Galaxy Acquisition may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen problems, expenses, liabilities and diversion of management’s attention, each of which could reduce the anticipated benefits of the Galaxy Acquisition. The difficulties of combining the operations of the Company and Galaxy include:

•	managing a significantly larger company;

•	integrating two different business cultures, which may prove to be incompatible;

•	the possibility of faulty assumptions underlying expectations regarding the integration process;

•	retaining existing licensees and attracting new licensees;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the diversion of management’s attention to the Galaxy Acquisition;

•	costs or inefficiencies associated with integrating the operations of the combined company; and

•	unforeseen expenses or delays associated with the Galaxy Acquisition.

The Company and Galaxy have operated and, until the completion of the Galaxy Acquisition will continue to operate independently. Even if the operations are combined successfully, the combined company may not realize the full benefits of the Galaxy Acquisition on the anticipated timeframe, or at all. These integration matters could have an adverse effect on our financial condition and results of operations.

In connection with the Galaxy Acquisition, the Company expects to incur a substantial amount of indebtedness, which could adversely affect the Company’s operations and financial condition.

The Company expects to be leveraged as a result of the Galaxy Acquisition and to have significant debt service obligations. On June 24, 2014, the Company entered into commitment letters with Bank of America for up to $100,000,000 under the First-Lien Facility, and with GSO, for up to $90,000,000 under the Second-Lien Facility, in each case subject to certain increases as described herein. The commitments of the lenders under the commitment letters are subject to various conditions, including the negotiation and execution of definitive financing agreements prior to December 31, 2014 and the consummation of the Galaxy Acquisition in accordance with the terms and conditions set forth in the Galaxy Merger Agreement. The Company expects to borrow funds pursuant to the commitment letters on the closing date to refinance and repay in full the Company’s existing indebtedness, to finance the Galaxy Acquisition and to pay fees and transaction costs related to the Galaxy Acquisition, the First Lien Facility and the Second Lien Facility. After the closing date, the Company expects to use the proceeds of any borrowings of revolving loans under the First Lien Facility for working capital, capital expenditures, and other lawful corporate purposes of the Company and its subsidiaries and any borrowings under any incremental facilities for working capital purposes and/or for permitted acquisitions.

The Company’s expected level of indebtedness increases the possibility that it may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of such indebtedness. In addition, the Company may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents that will be governing our indebtedness. If the Company incurs additional debt, the risks associated with its leverage, including our ability to service debt, would increase.

The Company’s debt could have other important consequences, which include, but are not limited to, the following:

•	a substantial portion of the Company’s cash flow from operations could be required to pay principal and interest on its debt;

•	the Company’s interest expense could increase if interest rates increase because the loans under its credit agreement would generally bear interest at floating rates;

•	the Company’s leverage could increase its vulnerability to general economic downturns and adverse competitive and industry conditions, placing it at a disadvantage compared to those of its competitors that are less leveraged;

•	the Company’s debt service obligations could limit its flexibility in planning for, or reacting to, changes in its business and in the brand licensing industry;

•	the Company’s failure to comply with the financial and other restrictive covenants in the documents governing its indebtedness could result in an event of default that, if not cured or waived, results in foreclosure on substantially all of its assets; and

•	the Company’s level of debt may restrict it from raising additional financing on satisfactory terms to fund strategic acquisitions, investments, joint ventures and other general corporate requirements.

The Company cannot be certain that its earnings will be sufficient to allow it to pay principal and interest on its debt and meet its other obligations. If we do not have sufficient earnings, we may be required to seek to refinance all or part of our then existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee that we will be able to do and which, if accomplished, may adversely affect us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, there were no unregistered sales of equity securities, other than those described in Note 7 of the accompanying unaudited condensed consolidated financial statements, which description is incorporated herein by reference.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

2.1***	Agreement and Plan of Merger, dated as of June 24, 2014, by and among Sequential Brands Group, Inc., SBG Universe Brands, LLC, Universe Galaxy Merger Sub, Inc., Galaxy Brand Holdings, Inc., Carlyle Equity Opportunity GP, L.P., solely in its capacity as the stockholder representative, and Carlyle Galaxy Holdings, L.P., for purposes of Section 6.5(b) only (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 25, 2014).

10.1*	Employment Agreement, dated as of June 3, 2014, by and between Sequential Brands Group, Inc. and Gary Klein.

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

*** Pursuant to Item 6.01(b)(2) of Regulation S-K, exhibits and schedules are omitted. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: August 14, 2014	/s/ Gary Klein
By: Gary Klein
Chief Financial Officer (Principal Financial and Accounting Officer)

