Form 10-Q
period 2014-09-30
SEQUENTIAL BRANDS GROUP, INC.
filed 2014-11-14
CIK 791770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 11, 2014, the registrant had 38,172,485 shares of common stock, par value $.001 per share, outstanding.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2013 and this Quarterly Report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$27,052	$25,125
Accounts receivable, net	11,710	5,286
Prepaid expenses and other current assets	5,560	1,645
Current assets held for disposition from discontinued operations of wholesale business	178	213
Total current assets	44,500	32,269

Property and equipment, net	2,229	986
Intangible assets, net	294,257	115,728
Goodwill	166,552	1,225
Other assets	7,723	3,397
Total assets	$515,261	$153,605

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,724	$4,963
Deferred license revenue	252	1,348
Long-term debt, current portion	13,500	8,000
Current liabilities held for disposition from discontinued operations of wholesale business	355	1,105
Total current liabilities	19,831	15,416

Long-Term Liabilities:
Long-term debt	166,500	49,931
Deferred tax liability	64,731	4,339
Other long-term liabilities	1,443	1,866
Long-term liabilities held for disposition from discontinued operations of wholesale business	700	884
Total long-term liabilities	233,374	57,020
Total liabilities	253,205	72,436

Commitments and Contingencies

Stockholders' Equity:
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; none issued and outstanding at September 30, 2014 and December 31, 2013	$0	$0
Common stock, $0.001 par value, 150,000,000 shares authorized; 38,551,855 and 25,284,737 shares issued at September 30, 2014 and December 31, 2013, respectively, and 38,172,485 and 25,057,988 shares outstanding at September 30, 2014 and December 31, 2013, respectively	38	25
Additional paid-in capital	292,256	114,411
Accumulated other comprehensive loss	(37)	0
Accumulated deficit	(32,109)	(34,890)
Treasury stock, at cost; 122,229 shares at September 30, 2014 and December 31, 2013	(690)	(690)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	259,458	78,856
Noncontrolling interest	2,598	2,313
Total equity	262,056	81,169
Total liabilities and stockholders’ equity	$515,261	$153,605

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenue	$10,000	$6,066	$23,265	$12,042
Operating expenses	11,015	4,487	21,200	12,146
(Loss) income from operations	(1,015)	1,579	2,065	(104)
Other income	4	332	5	439
Interest expense	3,859	1,309	6,361	14,262
(Loss) income before income taxes	(4,870)	602	(4,291)	(13,927)
(Benefit) provision for income taxes	(7,603)	466	(7,357)	2,730
Income (loss) from continuing operations	2,733	136	3,066	(16,657)
Loss from discontinued operations:
Loss from discontinued operations of wholesale business, net of tax	0	(1,295)	0	(5,261)
Loss from discontinued operations, net of tax	0	(1,295)	0	(5,261)
Consolidated net income (loss)	2,733	(1,159)	3,066	(21,918)
Net income attributable to noncontrolling interest	(88)	(57)	(285)	(111)
Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	$2,645	$(1,216)	$2,781	$(22,029)

Basic earnings (loss) per share:
Continuing operations	$0.08	$0.01	$0.10	$(1.09)
Discontinued operations	-	(0.06)	-	(0.34)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$0.08	$(0.05)	$0.10	$(1.43)

Basic weighted average common shares outstanding	31,742,991	22,411,007	27,213,730	15,387,689

Diluted earnings (loss) per share:
Continuing operations	$0.08	$0.00	$0.10	$(1.09)
Discontinued operations	-	(0.05)	-	(0.34)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$0.08	$(0.05)	$0.10	$(1.43)

Diluted weighted average common shares outstanding	34,424,323	23,659,759	29,284,602	15,387,689

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Consolidated net income (loss)	$2,733	$(1,159)	$3,066	$(21,918)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on interest rate hedging transactions	52	0	(37)	0
Other comprehensive gain (loss), net of tax	52	0	(37)	0
Comprehensive income (loss)	2,785	(1,159)	3,029	(21,918)

Comprehensive income attributable to noncontrolling interests	(88)	(57)	(285)	(111)

Comprehensive income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	$2,697	$(1,216)	$2,744	$(22,029)

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

										Total Sequential
										Brands Group,
						Accumulated				Inc. and
					Additional Paid-	Other				Subsidiaries
	Common Stock		Preferred Stock		in	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at January 1, 2014	25,057,988	$25	-	$0	$114,411	$0	$(34,890)	122,229	$(690)	$78,856	$2,313	$81,169
Issuance of common stock in connection with stock option exercises	87,667	0	-	0	417	0	0	-	0	417	0	417
Issuance of common stock in connection with acquisition of Rast Sourcing and Rast Licensing	581,341	1	-	0	(3,110)	0	0	-	0	(3,109)	0	(3,109)
Issuance of common stock in connection with acquisition of Galaxy Brand Holdings, Inc.	12,374,990	12	-	0	178,918	0	0	-	0	178,930	0	178,930
Stock-based compensation	70,499	0	-	0	1,620	0	0	-	0	1,620	0	1,620
Unrealized loss on interest rate hedging transactions	-	0	-	0	0	(37)	0	-	0	(37)	0	(37)
Net income attributable to noncontrolling interest	-	0	-	0	0	0	0	-	0	0	285	285
Net income attributable to common stockholders	-	0	-	0	0	0	2,781	-	0	2,781	0	2,781
Balance at September 30, 2014	38,172,485	$38	-	$0	$292,256	$(37)	$(32,109)	122,229	$(690)	$259,458	$2,598	$262,056

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September
	30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income (loss)	$3,066	$(21,918)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Loss from discontinued operations	0	5,261
Provision for bad debts	75	250
Depreciation and amortization	750	394
Stock-based compensation	1,620	693
Amortization of valuation discount and deferred financing costs	2,117	11,941
Fair value of warrants issued for services rendered	0	436
Gain on bargain purchase of business	0	(227)
Disposal of assets not placed into use	900	0
Deferred income taxes	(7,356)	2,730
Changes in operating assets and liabilities:
Receivables	(3,053)	(1,747)
Prepaid expenses and other assets	292	(439)
Accounts payable and accrued expenses	(2,073)	2
Deferred license revenue	(1,229)	2,189
Other liabilities	(458)	488
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(5,349)	53
CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(899)	(2,994)
CASH USED IN OPERATING ACTIVITIES	(6,248)	(2,941)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired	(107,079)	(87,346)
Acquisition of intangible assets	(436)	0
Acquisition of property and equipment	(989)	(321)
Restricted cash	0	35
CASH USED IN INVESTING ACTIVITIES	(108,504)	(87,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan and revolver	180,000	65,000
Proceeds from the sale of common stock	0	66,350
Proceeds from options exercised	417	65
Repayment of note payable	(59,000)	(4,000)
Deferred financing costs	(4,738)	(1,926)
Offering costs	0	(4,278)
Repurchase of common stock	0	(346)
CASH PROVIDED BY FINANCING ACTIVITIES	116,679	120,865

NET INCREASE IN CASH	1,927	30,292
CASH — Beginning of period	25,125	2,624
CASH — End of period	$27,052	$32,916

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$4,144	$2,351
Taxes	$335	$0

NON-CASH INVESTING AND FINANCING ACTIVITES:
Conversion of senior secured convertible debentures to common stock	$0	$14,500
Common stock issued in connection with acquisitions	$183,975	$19,835
Fair value of warrants issued in connection with acquisition	$0	$393
Fair value of warrants issued in financing transaction	$0	$1,269
Cashless exercise of warrants	$0	$1

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”), through its wholly-owned and majority-owned subsidiaries, owns a portfolio of consumer brands, including Avia, AND1, Ellen Tracy, William Rast, Revo, Caribbean Joe, Heelys, DVS, The Franklin Mint, Nevados, People’s Liberation and Linens ‘N Things. The Company promotes, markets, and licenses these brands and intends to pursue acquisitions of additional brands or rights to brands. The Company has licensed and intends to license its brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In its licensing arrangements, the Company’s licensing partners are responsible for designing, manufacturing and distributing the Company’s licensed products. The Company currently has more than seventy-five licensees, almost all of which are wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of the Company’s business strategy, the Company has previously entered into (and expects in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is the Company’s opinion, however, that the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2013 and 2012. The financial information as of December 31, 2013 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The interim results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any future interim periods.

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

SEPTEMBER 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

Discontinued Operations

The Company accounted for the decisions to close down its wholesale operations as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Accounting for Impairment or Disposal of Long-Lived Assets, which requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the condensed consolidated statements of operations. Assets and liabilities are also reclassified into separate line items on the related condensed consolidated balance sheets for the periods presented. The condensed consolidated statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

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

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s credit worthiness, payment history and account aging. Account balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $181 at September 30, 2014 and $135 at December 31, 2013.

The Company’s accounts receivable amounted to approximately $11,710 and $5,286 as of September 30, 2014 and December 31, 2013, respectively. Three licensees accounted for approximately 64% (31%, 21%, and 12%) of the Company’s total consolidated accounts receivable balance as of September 30, 2014 and three licensees accounted for approximately 60% (35%, 14% and 11%) of the Company’s total consolidated accounts receivable balance as of December 31, 2013. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

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

SEPTEMBER 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. At September 30, 2014 and December 31, 2013, the Company had $643 of certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale business. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2010 through 2013.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period, including stock options and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. The shares used to calculate basic and diluted earnings (loss) per common share consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Basic weighted average common shares outstanding	31,742,991	22,411,007	27,213,730	15,387,689
Warrants	1,570,787	665,135	1,425,043	0
Unvested restricted stock	236,962	415,069	242,907	0
Restricted shares - acquisition	702,446	0	236,722	0
Stock options	171,137	168,548	166,200	0
Diluted weighted average common shares outstanding	34,424,323	23,659,759	29,284,602	15,387,689

The computation of basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Warrants	0	285,000	125,000	1,734,922
Unvested restricted stock	0	0	0	559,896
Stock options	31,000	88,666	31,000	379,000
	31,000	373,666	156,000	2,673,818

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash and accounts receivable. Cash is held for use for working capital needs and/or future acquisitions. Substantially all of the Company’s cash is deposited with high quality financial institutions. At times, however, such cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of September 30, 2014.

Concentration of credit risk with respect to accounts receivable is minimal due to the limited amount of outstanding receivables and the nature of the Company’s royalty revenues.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

Customer Concentrations

The Company recorded net revenues of $10,000 and $6,066 during the three months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014, two licensees represented individually at least 10% of net revenue, accounting for 19% and 13% of the Company’s net revenue. During the three months ended September 30, 2013, three licensees represented individually at least 10% of net revenue, accounting for 17%, 14% and 12% of the Company’s net revenue.

The Company recorded net revenues of $23,265 and $12,042 during the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, one licensee represented at least 10% of net revenue, accounting for 13% of the Company’s net revenue. During the nine months ended September 30, 2013, two licensees accounted for 25% and 10% of the Company’s net revenue.

Loss Contingencies

We recognize contingent losses that are both probable and estimable. In this context, we define probability as circumstances under which events are likely to occur. The Company records legal costs pertaining to contingencies as incurred.

Contingent Consideration

We recognize the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the acquiree or assets of the acquiree in a business combination.  The contingent consideration is classified as either a liability or equity in accordance with ASC 480-10 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  If classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is resolved.  Increases in fair value are recorded as losses, while decreases are recorded as gains.  If classified as equity, contingent consideration is not remeasured and subsequent settlement is accounted for within equity.

Noncontrolling Interest

Noncontrolling interest from continuing operations recorded for the three and nine months ended September 30, 2014 and 2013 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC (“DVS LLC”).

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

As of September 30, 2014 and December 31, 2013, there are no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s interest rate swap (see Note 8) and the Linens ‘N Things contingent earn out (see Note 12) . The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at September 30, 2014 and December 31, 2013:

		Carrying Value		Fair Value
Financial Instrument	Level	9/30/2014	12/31/2013	9/30/2014	12/31/2013
Cash	1	$27,052	$25,125	$27,052	$25,125
Accounts receivable	2	$11,710	$5,286	$11,710	$5,286
Accounts payable	2	$1,649	$1,597	$1,649	$1,597
Term loans	3	$165,000	$57,931	$151,401	$53,640
Revolving loan	3	$15,000	$0	$10,762	$0
Interest rate swap	2	$37	$0	$37	$0
Contingent earn out	3	$0	$0	$0	$0

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

The Company records its interest rate swap on the condensed consolidated balance sheet at fair value (Level 2). As of September 30, 2014, the fair value of the Company’s interest rate swap is immaterial. The valuation technique used to determine the fair value of the interest rate swap approximates the net present value of future cash flows which is the estimated amount that a bank would receive or pay to terminate the swap agreement at the reporting date, taking into account current interest rates.

For purposes of this fair value disclosure, the Company based its fair value estimate for the Term Loans and Revolving Loan (each, as described in Note 8) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the Loan Agreements (as described in Note 8) based on market interest rate quotes as of September 30, 2014 and December 31, 2013 for debt with similar risk characteristics and maturities.

On the date of acquisition, no value was assigned to the contingent earn out based on the remote probability that the Linens ‘N Things brand will achieve the performance measurements as described in Note 12. The Company will continue to evaluate these performance measurements quarterly and will assign a value if/when the achievement of the measurements become probable.

4.	Discontinued Operations of Wholesale Business

Discontinued operations as of the three and nine months ended September 30, 2014 and 2013 represent the wind down costs related to the Heelys, Inc. (“Heelys”) legacy operating business, as a result of the Company’s decision to discontinue its wholesale business related to the Heelys brand. For the three and nine months ended September 30, 2013, costs attributable to the Heelys legacy operations mainly represent severance expense, lease termination costs and professional and other fees. The Company did not record any additional costs during the three and nine months ended September 30, 2014.

A summary of the Company’s results of discontinued operations of its wholesale business for the three and nine months ended September 30, 2014 and 2013 and the Company’s assets and liabilities from discontinued operations of its wholesale business as of September 30, 2014 and December 31, 2013 is as follows:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

Results of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net revenue	$0	$0	$0	$0

Net loss	$0	$(1,295)	$0	$(5,261)
Noncontrolling interest	0	0	0	0
Loss from discontinued operations of wholesale business, net of tax	$0	$(1,295)	$0	$(5,261)

Loss per share from discontinued operations, basic	$-	$(0.06)	$-	$(0.34)
Loss per share from discontinued operations, diluted	$-	$(0.05)	$-	$(0.34)

Weighted average shares outstanding, basic	31,742,991	22,411,007	27,213,730	15,387,689
Weighted average shares outstanding, diluted	34,424,323	23,659,759	29,284,602	15,387,689

Assets and liabilities of discontinued operations:

	September 30,	December 31,
	2014	2013
Prepaid expenses and other current assets	$178	$213
Accounts payable and accrued expenses	$355	$1,105
Long-term liabilities	$700	$884

5.	Goodwill

Goodwill is summarized as follows:

Balance at January 1, 2014	$1,225
Acquisition of Galaxy Brand Holdings, Inc (See Note 12)	165,327
Balance at September 30, 2014	$166,552

Goodwill from the Galaxy Transaction is the excess purchase price over the fair value of net assets acquired accounted for under the acquisition method of accounting. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company's reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations. No events or circumstances indicate an impairment has been identified subsequent to the Company’s December 31, 2013 impairment testing.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

6.	Intangible Assets

Intangible assets are summarized as follows:

	Useful	Gross
	Lives	Carrying	Accumulated	Net Carrying
September 30, 2014	(Years)	Amount	Amortization	Amount
Finite lived intangible assets:
Trademarks	15	$4,783	$(823)	$3,960
Customer agreements	4	1,599	(417)	1,182
Favorable lease	2	537	(48)	489
Patents	10	665	(81)	584
		$7,584	$(1,369)	6,215
Indefinite lived intangible assets:
Trademarks				288,042

Intangible assets, net				$294,257

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,
2014 (three months)	$237
2015	1,019
2016	1,000
2017	593
2018	460
Thereafter	2,906

Amortization expense amounted to $211 and $151 for the three months ended September 30, 2014 and 2013, respectively. Amortization expense amounted to $542 and $368 for the nine months ended September 30, 2014 and 2013, respectively.

Intangible assets represent trademarks, customer agreements, a favorable lease, and patents related to the Company’s brands. Finite lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of intangible assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite lived intangible assets are tested for impairment on an annual basis (December 31 for the Company) and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite lived intangible asset may not be recoverable. When conducting its annual indefinite lived intangible asset impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No events or circumstances indicate an impairment has been identified subsequent to the Company’s December 31, 2013 impairment testing.

7.	Acquisition of Remaining Ownership Interest in William Rast Sourcing, LLC and William Rast Licensing, LLC

On May 5, 2014, the Company entered into a merger agreement (the “Tennman Merger Agreement”), by and among the Company and Tennman WR-T, Inc. (“Tennman WR-T”), a Delaware corporation, pursuant to which the Company acquired the remaining 18% interest in William Rast Sourcing, LLC (“Rast Sourcing”) and William Rast Licensing, LLC (“Rast Licensing”) for an aggregate purchase price consisting of (i) $3,050 of cash and (ii) 581,341 shares of the Company’s common stock, valued at $4,950 based on the weighted average closing stock price for the ten days prior to closing. Shares of the Company’s common stock issued as part of the consideration pursuant to the Tennman Merger Agreement were issued in a private placement transaction conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

The Company accounted for the acquisition under ASC 810-10-45-23, Consolidation, which indicates that increases in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain has been recognized in the unaudited condensed consolidated statements of comprehensive income.

As part of the Tennman Merger Agreement, the Company will pay royalties to Tennman Brands, LLC based on certain performance thresholds.

The Company incurred legal costs related to the transaction of approximately $60. The aggregate purchase price, inclusive of the legal costs, was recognized in common stock and additional paid-in capital in the accompanying condensed consolidated balance sheet.

8.	Long-Term Debt

The components of long-term debt are as follows:

	September 30,	December 31,
	2014	2013
Term Loans	$165,000	$59,000
Revolving Loan	15,000	0
Unamortized discounts	0	(1,069)
Total long-term debt, net of unamortized discounts	180,000	57,931
Less: current portion of long-term debt	13,500	8,000
Long-term debt	$166,500	$49,931

New Term Loans and Revolving Loan

On August 15, 2014 in connection with the Galaxy Acquisition (as defined in Note 12), the Company entered into (i) an Amended and Restated First Lien Credit Agreement, among the Company, its subsidiaries party thereto and Bank of America, N.A., as administrative agent and collateral agent thereunder (as so amended and restated, the “First Lien Credit Agreement”), which provides for a term loan of up to $75,000, a revolving credit facility of up to $25,000 and a swing line sub-facility of up to $10,000 and (ii) a Second Lien Credit Agreement, among the Company, its subsidiaries party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Loan Agreements”), which provides for a term loan of up to $90,000. In addition, the First Lien Credit Agreement provides for incremental borrowings of up to $60,000, to be allocated pro rata between the term loan and the revolving credit facility, and the Second Lien Credit Agreement provides for incremental borrowings of up to $70,000 for the purpose of consummating permitted acquisitions, in each case subject to certain customary conditions.

On August 15, 2014, $75,000 was drawn as a term loan under the First Lien Credit Agreement and $90,000 was drawn as a term loan under the Second Lien Credit Agreement (together, the “New Term Loans”) and $15,000 was drawn as a revolving loan under the First Lien Credit Agreement (the “Revolving Loan”). The proceeds from the New Term Loans and the Revolving Loan were primarily used to finance the Galaxy Acquisition pursuant to the terms of the Galaxy Merger Agreement (as defined in Note 12), to repay the Company’s existing indebtedness, including the Legacy Term Loans (as defined below), and to pay fees and expenses in connection with the foregoing. The Company expects to use the proceeds from any additional borrowings under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes of the Company and its subsidiaries, and the proceeds from any borrowings under any incremental facilities for working capital purposes and/or for permitted acquisitions.

Term loan borrowings under the First Lien Credit Agreement are subject to amortization of principal (x) in an amount equal to $1,500 for the first payment and (y) thereafter, quarterly, in equal amounts of $3,000 and will mature on August 15, 2019. Borrowings under the First Lien Credit Agreement bear interest at London Interbank Offered Rate (“LIBOR”) or a base rate, plus, in each case, an applicable margin that fluctuates from 3.50% to 3.75% for LIBOR loans and from 1.50% to 1.75% for base rate loans, in each case based on the Company’s loan to value ratio, as described in the First Lien Credit Agreement (3.94% at September 30, 2014).

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

The Second Lien Credit Agreement is not subject to amortization and will mature on August 15, 2020. Borrowings under the Second Lien Credit Agreement will bear interest at LIBOR plus 8.00% and will be subject to a LIBOR floor of 1.00% (9.00% at September 30, 2014).

Loans under the First Lien Credit Agreement are voluntarily prepayable from time to time in whole or in part, and loans under the Second Lien Credit Agreement are voluntarily prepayable after August 15, 2015, in whole or in part, subject in certain cases to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and prepayment premiums as provided in the respective Loan Agreements. Mandatory prepayments of the loans under the Loan Agreements are required (x) in the case of any dispositions of intellectual property, 50% of the orderly liquidation value thereof, (y) in the case of any other dispositions, 100% of the net proceeds thereof and (z) at each fiscal year end, in the amount of 30% of the Consolidated Excess Cash Flow (as defined in the Loan Agreements) of the Company and its subsidiaries, in each case subject to certain exceptions set forth in the Loan Agreements.

The Company’s obligations under the Loan Agreements are guaranteed jointly and severally by each domestic subsidiary of the Company (each a “Guarantor” and, collectively, the “Guarantors”), other than Immaterial Subsidiaries (as defined in the Loan Agreements) and certain other excluded subsidiaries and subject to certain other exceptions set forth in the Loan Agreements and the related loan documents (such guarantees provided by the Guarantors, the “Guarantees”). The Company’s and the Guarantors’ obligations under the Loan Agreements and the Guarantees are, in each case, secured by first priority liens (subject, in the case of the Second Lien Credit Agreement, to the liens under the First Lien Credit Agreement) on, and security interests in, substantially all of the present and after-acquired assets of the Company and each Guarantor, subject to certain customary exceptions.

In connection with the First Lien Credit Agreement and the Second Lien Credit Agreement, Bank of America, N.A., as the administrative agent, under the First Lien Credit Agreement, and Wilmington Trust, National Association, as the administrative agent under the Second Lien Credit Agreement, entered into an intercreditor agreement, dated as of August 15, 2014 (the “Intercreditor Agreement”), which was acknowledged by the Company and the Guarantors. The Intercreditor Agreement establishes various inter-lender terms, including, but not limited to, priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in the case of a default, incurrence of additional indebtedness releases of collateral and limitations on the amendment of respective Loan Agreements without consent of the other party.

In accordance with the provisions of ASC 470-50-40-10, Debt, the Company determined that the New Term Loan transaction resulted in a modification of the First Lien Term Loan. As such, the remaining unamortized First Lien Term Loan deferred financing fees of $757 at August 15, 2014 will be amortized over the term of the New Term Loan.

Legacy Term Loans

Prior to the Company’s entry into the Loan Agreements in connection with the Galaxy Acquisition, in connection with the Company’s acquisition from ETPH Acquisition, LLC (“ETPH”) of all of the outstanding equity interest of B®and Matter, LLC (“Brand Matter”) (the “Ellen Tracy and Caribbean Joe Acquisition”), on March 28, 2013, the Company entered into (i) a first lien loan agreement (the “First Lien Loan Agreement”), which provided for term loans of up to $45,000 (the “First Lien Term Loan”) and (ii) a second lien loan agreement (the “Second Lien Loan Agreement” and, together with the First Lien Loan Agreement, the “Prior Loan Agreements”), which provided for term loans of up to $20,000 (the “Second Lien Term Loan” and, together with the First Lien Term Loan, the “Legacy Term Loans”). The proceeds from the Legacy Term Loans were used to fund the Ellen Tracy and Caribbean Joe Acquisition, to repay existing debt, to pay fees and expenses in connection with the foregoing, to finance capital expenditures and for general corporate purposes. The Legacy Term Loans were secured by substantially all of the assets of the Company and were further guaranteed and secured by each of the domestic subsidiaries of the Company, other than DVS LLC, SBG Revo Holdings, LLC and SBG FM, LLC, subject to certain exceptions set forth in the Prior Loan Agreements. In connection with the Second Lien Loan Agreement, the Company issued 5-year warrants to purchase up to an aggregate of 285,160 shares of the Company’s common stock at an exercise price of $4.50 per share. In December 2013, the Company obtained the written consent of each of the lenders to the Prior Loan Agreements and in connection therewith, SBG Revo Holdings, LLC agreed to become a Loan Party (as defined in the Prior Loan Agreements) under each of the Prior Loan Agreements, which transaction became effective in February 2014.

The Legacy Term Loans were drawn in full on March 28, 2013 and were scheduled to mature on March 28, 2018. The Prior Loan Agreements were repaid in full on August 15, 2014.

The fair value of the warrants was determined to be approximately $1,269 using the Black-Scholes option-pricing model. The fair value of the warrants was recorded as a discount to the Legacy Term Loans and a corresponding increase to additional paid-in capital. This amount was accreted to non-cash interest expense over the contractual term of the Legacy Term Loans, which was five years. The assumptions utilized to value the warrants under the Black-Scholes option-pricing model included a dividend yield of zero, a risk-free interest rate of 0.77%, expected term of five years and an expected volatility of 64%.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

The Prior Loan Agreements included customary representations and warranties and included representations relating to the intellectual property owned by the Company and its subsidiaries and the status of the Company’s material license agreements. In addition, the Prior Loan Agreements included covenants and events of default including requirements that the Company satisfy a minimum positive net income test, maintain a minimum loan to value ratio (as calculated pursuant to the First Lien Loan Agreement or the Second Lien Loan Agreement, as applicable) and, in the case of the Second Lien Loan Agreement, maintain a minimum cash balance of $3,525 through December 31, 2013 and $3,000 after January 1, 2014 in accounts subject to control agreements, as well as limitations on liens on the assets of the Company and its subsidiaries, indebtedness, consummation of acquisitions (subject to certain exceptions and consent rights as set forth in the Prior Loan Agreements) and fundamental changes (including mergers and consolidations of the Company and its subsidiaries), dispositions of assets of the Company and its subsidiaries, investments, loans, advances and guarantees by the Company and its subsidiaries, and restrictions on issuing dividends and other restricted payments, prepayments and amendments of certain indebtedness and material licenses, affiliate transactions and issuance of equity interests. The Company was in compliance with its covenants throughout the existence of the Legacy Term Loans.

Interest Expense

During the three months ended September 30, 2014 and 2013, accretion of the discount amounted to $936 and $67, respectively, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. The accretion of the discount included $904 which the Company wrote off due to the Second Lien Loan Agreement being repaid on August 15, 2014. Contractual interest expense on the New Term Loans, Revolving Loan and the Legacy Term Loans amounted to $2,080 and $1,144 for the three months ended September 30, 2014 and 2013, respectively, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2014 and 2013, accretion of the discount amounted to $1,069 and $134, respectively, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. The accretion of the discount included $904 which was expensed due to the Second Lien Loan Agreement being repaid on August 15, 2014. Contractual interest expense on the New Term Loans, Revolving Loan and the Legacy Term Loans amounted to $4,246 and $2,318 for the nine months ended September 30, 2014 and 2013, respectively, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

During the three and nine months ended September 30, 2014, the Company incurred legal and other fees associated with the closing of the Loan Agreements of approximately $4,699. During the nine months ended September 30, 2013, the Company incurred legal and other fees associated with the closing of the Prior Loan Agreements of approximately $1,929. During the three and nine months ended September 30, 2014, the Company expensed the portion of the legal and other fees related to the Second Lien Loan Agreement under the Prior Loan Agreements in an approximate amount of $669 when the Second Lien Loan Agreement was repaid on August 15, 2014. Amounts under the Loan Agreements have been recorded as deferred financing costs and included in other assets in the accompanying unaudited condensed consolidated balance sheets, and are being amortized as non-cash interest expense over the contractual term of the New Term Loans. During the three months ended September 30, 2014 and 2013, amortization of these fees amounted to $846 and $96, respectively, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2014 and 2013, amortization of these fees amounted to $1,049 and $193, respectively, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

Interest Rate Swap

The Company currently has exposure to variability in cash flows due to the impact of changes in interest rates for the Company’s term loans. During 2014, the Company entered into an interest rate swap agreement related to $53,000 notional value of the term loans (the “Swap Agreement”).

The objective of the Swap Agreement is to eliminate the variability in cash flows for the interest payments associated with the term loans, which vary by a variable-rate: 1-month LIBOR. The Company has formally documented the Swap Agreement as a cash flow hedge of the Company’s exposure to 1-month LIBOR. Because the critical terms of the Swap Agreement and the hedged item coincide (notional amount, interest rate reset dates, interest rate payment dates, maturity/expiration date, and underlying index), the hedge is expected to completely offset changes in expected cash flows due to fluctuations in the 1-month LIBOR rate over the term of the hedge. The effectiveness of the hedge relationship will be periodically assessed during the life of the hedge by comparing the current terms of the Swap Agreement and the debt to assure they continue to coincide and through an evaluation of the continued ability of the counterparty to the Swap Agreement to honor its obligations under the Swap Agreement. Should the critical terms no longer match exactly, hedge effectiveness (both prospective and retrospective) will be assessed by evaluating the cumulative dollar offset for the actual hedging instrument relative to a hypothetical derivative whose terms exactly match the terms of the hedged item.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

The components of the Company’s Swap Agreement as of September 30, 2014, are as follows:

	Notional
	Value	Derivative Asset	Derivative Liability

Term Loan	$53,000	$0	$(37)

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

The Debentures were convertible at the option of TCP WR into 5,523,810 shares of the Company’s common stock at an initial conversion price of $2.63 per share, as adjusted for the reverse stock split (the “Conversion Price”). The TCP Warrants, which had a fair value of $4,215, are exercisable for five years at an exercise price of $2.63 per share, as adjusted for the reverse stock split. The fair value of the TCP Warrants was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures. Additionally, the Debentures were deemed to have a beneficial conversion feature at the time of issuance. Accordingly, the beneficial conversion feature, which had a value of $7,347, was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures.

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

Termination of Material Agreements

The proceeds received from the New Term Loans were used in part to repay in full the Legacy Term Loans on August 15, 2014. In connection with the repayment of the Legacy Term Loans, all security agreements, assignment agreements and guarantee agreements were terminated.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2014:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Options	Price	(in Years)	Intrinsic Value
Outstanding - January 1, 2014	423,667	$4.45	2.7	$812
Granted	28,500	9.18
Exercised	(87,667)	(4.76)
Forfeited or Canceled	(1,333)	(18.75)
Outstanding - September 30, 2014	363,167	$4.70	2.1	$2,969

Exercisable - September 30, 2014	332,667	$4.30	1.9	$2,852

A summary of the changes in the Company’s unvested stock options is as follows:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Unvested - January 1, 2014	62,000	$3.21
Granted	28,500	9.18
Vested	(60,000)	(1.08)
Forfeited or Canceled	-	-
Unvested - September 30, 2014	30,500	$2.56

During the three months ended September 30, 2014, the Company granted 1,000 stock options to an employee for future services. The options are exercisable at an exercise price of $12.54 per share over a five-year term and vest over one year. These options had a fair value of $3 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	0.93%
Expected dividend yield	0.00%
Expected volatility	37.23%
Expected life	3.00 years

The Company recorded $1 during the three months ended September 30, 2014, as compensation expense pertaining to this grant.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The Company recorded $5 during the three and nine months ended September 30, 2014, as compensation expense pertaining to this grant.

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

The Company recorded $3 and $8 during the three and nine months ended September 30, 2014, respectively, as compensation expense pertaining to these grants.

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

During the three months ended September 30, 2013, the Company granted 47,000 stock options to employees for future services. The options are exercisable at an exercise price of $5.80 per share over a five-year term and vest over one to three years. These options had a fair value of $77 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.72%
Expected dividend yield	0.00%
Expected volatility	55.67%
Expected life	5.00 years

The Company recorded $8 during the three and nine months ended September 30, 2013, as compensation expense pertaining to these grants.

Total compensation expense related to stock options for the three months ended September 30, 2014 and 2013 was approximately $9 and $28, respectively. Total compensation expense related to stock options for the nine months ended September 30, 2014 and 2013 was approximately $45 and $38, respectively. Total unrecognized compensation expense related to unvested stock option awards at September 30, 2014 amounted to $64 and is expected to be recognized over a weighted average period of approximately two years.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

Warrants

A summary of warrant activity for the nine months ended September 30, 2014 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Warrants	Price	(in Years)	Intrinsic Value
Outstanding - January 1, 2014	1,744,922	$3.88	3.5	$3,323
Granted	-	-
Exercised	-	-
Forfeited or Canceled	-	-
Outstanding - September 30, 2014	1,744,922	$3.88	2.8	$15,046

Exercisable - September 30, 2014	1,714,922	$3.84	2.8	$14,843

A summary of the changes in the Company’s unvested warrants is as follows:

		Weighted
	Number of	Average Grant
	Warrants	Date Fair Value
Unvested - January 1, 2014	40,000	$3.00
Granted	-	-
Vested	(10,000)	2.84
Forfeited or Canceled	-	-
Unvested - September 30, 2014	30,000	$3.05

During the three months ended March 31, 2013, in connection with the acquisition of Heelys, the Company granted a consultant five-year warrants to purchase up to an aggregate of 28,000 shares of the Company’s common stock at an exercise price of $6.01 per share.

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

During the three months ended September 30, 2013, the Company granted 10,000 warrants to a consultant for future services. The warrants are exercisable at an exercise price of $5.80 per share over a five-year term and vest over one year. The warrants had a fair value of $28 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.72%
Expected dividend yield	0.00%
Expected volatility	55.67%
Expected life	5.00 years

Total compensation expense related to warrants for the three and nine months ended September 30, 2014 was approximately $3 and $19, respectively. Total compensation expense related to warrants for the three and nine months ended September 30, 2013 was approximately $1.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

Restricted Stock

During the three months ended June 30, 2014, the Company issued 23,120 shares of restricted stock to members of the Company’s board of directors. Total compensation related to the restricted stock grants amounted to approximately $200, of which $50 and $83 was recorded in operating expenses in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively.

During the three months ended March 31, 2014, the Company issued 200,000 shares of restricted stock to a consultant and employee for future services. Total compensation related to the restricted stock grants amounted to approximately $1,120, of which $129 and $408 was recorded in operating expenses in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

A summary of the restricted stock activity for the nine months ended September 30, 2014 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Contractual Life	Aggregate
	Shares	Date Fair Value	(in Years)	Intrinsic Value
Unvested - January 1, 2014	464,847	$5.71	2.9	$20
Granted	223,120	5.92
Vested	(70,499)	6.00
Unvested - September 30, 2014	617,468	$5.75	1.9	$4,167

Total compensation expense related to the restricted stock grants for the three months ended September 30, 2014 and 2013 was approximately $484 and $300, respectively. Total compensation expense related to the restricted stock grants for the nine months ended September 30, 2014 and 2013 was approximately $1,556 and $654, respectively.

11.	Related Party Transactions

Consulting Services Agreement with Tengram Capital Management, L.P.

Pursuant to an agreement with Tengram Capital Management, L.P. (“TCM”), an affiliate of Tengram, the Company, effective as of January 1, 2013, has engaged TCM to provide services to the Company pertaining to (i) mergers and acquisitions, (ii) debt and equity financing, and (iii) such other related areas as the Company may reasonably request from time to time (the “TCM Agreement”). TCM is entitled to receive compensation, including fees and reimbursement of out-of-pocket expenses in connection with performing its services under the TCM Agreement. The TCM Agreement remains in effect for a period continuing through the earlier of five years or the date on which TCM and its affiliates cease to own in excess of 5% of the outstanding shares of common stock in the Company. The Company did not pay TCM for services under the TCM agreement for the three and nine months ended September 30, 2014. The Company did not pay TCM for services under the TCM Agreement for the three months ended September 30, 2013. The Company paid TCM $750 for services under the TCM Agreement for the nine months ended September 30, 2013.

In connection with the Galaxy Merger Agreement (as defined in Note 12), (i) a $3,500 fee was paid to TCM upon consummation of the Galaxy Acquisition (as defined in Note 12) and (ii) the Company and TCM entered into an amendment to the TCM Agreement (the “Amended TCM Agreement”), pursuant to which, among other things, TCM would be entitled to receive annual fees of $900 per annum beginning with fical year 2014. At September 30, 2014 and 2013 there were no amounts owed to TCM. The Company paid TCM $500 for services under the Amended TCM Agreement for the three and nine months ended September 30, 2014.

Transactions with Tennman WR-T, Inc.

As discussed in Note 7, on May 5, 2014 the Company acquired the remaining 18% interest in Rast Sourcing and Rast Licensing. Under the prior royalty agreement among Tennman WR-T, Rast Sourcing and Rast Licensing, royalties paid by Rast Sourcing to Tennman WR-T, a minority interest holder of Rast Sourcing, amounted to $155 for the three months ended September 30, 2013. Royalties paid by Rast Sourcing to Tennman WR-T amounted to $613 and $905 for the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014 and December 31, 2013, amounts owed to Tennman WR-T of $159 and $244, respectively, are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. During the three months ended September 30, 2013, the Company recorded approximately $244 in royalty expense, all of which was included in operating expenses from continuing operations. During the nine months ended September 30, 2014 and 2013, the Company recorded approximately $384 and $611, respectively, in royalty expense, all of which is included in operating expenses from continuing operations.

As discussed in Note 7, as part of the Tennman Merger Agreement, the Company will pay royalties to Tennman Brands, LLC based on certain performance thresholds. The Company did not pay any royalties to Tennman Brands, LLC during the three and nine months ended September 30, 2014.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

12.	Galaxy Brands Holding, Inc. Acquisition

On August 15, 2014, the Company consummated the transactions pursuant to the agreement and plan of merger (the “Galaxy Merger Agreement”) with SBG Universe Brands, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of the Company (“LLC Sub”), Universe Galaxy Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of LLC Sub, Galaxy Brand Holdings, Inc., a Delaware corporation (“Galaxy”), Carlyle Equity Opportunity GP, L.P., a Delaware limited partnership, solely in its capacity as the representative of the Galaxy stockholders and optionholders, and, for limited purposes described therein, Carlyle Galaxy Holdings, L.P., a Delaware limited partnership (“Carlyle”). Pursuant to the Galaxy Merger Agreement, the Company acquired four consumer brands that included the fitness brand Avia, basketball brand AND1, outdoor brand Nevados and home goods brand Linens ‘N Things for an aggregate purchase price consisting of (i) $100,000 of cash, subject to adjustment as set forth in the Galaxy Merger Agreement, (ii) 13,750,000 shares of the Company’s common stock and (iii) warrants to purchase an aggregate of up to 3,000,000 additional shares of the Company’s common stock subject to the terms and conditions set forth in the Galaxy Merger Agreement (the “Galaxy Acquisition”). Included in the consideration, the Company has held back ten percent of the shares (1,375,000) as an indemity for 18 months. These shares are unvested but have been included in the Company’s diluted EPS calculation.

The warrants are exercisable for an aggregate of up to an additional 3,000,000 shares (the “Warrant Shares”) of the Company’s common stock, with an exercise price of $11.20 per share based upon the performance of the Linens ‘N Things brand following the closing. Specifically, (i) if the Linens ‘N Things brand generates net royalties equal to or in excess of $10,000 in calendar year 2016, 500,000 Warrant Shares will vest, (ii) if the Linens ‘N Things brand generates net royalties equal to or in excess of $15,000 in calendar year 2016, an additional 1,000,000 Warrant Shares will vest, (iii) if the Linens ‘N Things brand generates net royalties equal to or in excess of $10,000 in calendar year 2017, 500,000 Warrant Shares will vest, and (iv) if the Linens ‘N Things brand generates net royalties equal to or in excess of $15,000 in calendar year 2017, an additional 1,000,000 Warrant Shares will vest. There can be no assurances that any or all of the Warrant Shares will vest; Galaxy currently does not derive any royalties from the Linens ‘N Things brand. On the date of acquisition, no value was assigned to the Warrant Shares based on the remote probability that the Linens ‘N Things brand will achieve these performance measurements. The Company will continue to evaluate these performance measurements quarterly and will assign a value if/when the achievement of the measurements becomes probable.

In connection with the consummation of the Galaxy Acquisition, the Company and the stockholder representative, on behalf of the former Galaxy stockholders and optionholders, entered into a registration rights agreement, which grants the stockholder representative, on behalf of former Galaxy stockholders and optionholders, customary registration rights with respect to certain shares of the Company’s common stock and the warrants to be issued pursuant to the Galaxy Merger Agreement. Pursuant to such registration rights agreements, the Company filed a resale registration statement on Form S-3 relating to the resale of up to (i) 14,331,341 shares of the Company’s common stock, (ii) warrants to purchase up to 3,000,000 additional shares of the Company’s common stock, subject to adjustment for stock splits, stock dividends or similar transactions, at an exercise price of $11.20 per share, and (iii) 3,000,000 Warrant Shares, subject to adjustment for stock splits, stock dividends or similar transactions, issuable upon the exercise of the warrants. The resale registration statement on Form S-3 was declared effective by the SEC on September 16, 2014. In addition, Mr. Matthew Eby tendered his resignation as a Class II director of the Company and Mr. Rodney Cohen was appointed to serve as a Class II director of the Company to fill the vacancy created by the resignation.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for the Avia, AND1, Nevados and Linens ’N Things brands are included in the consolidated financial statements from the effective date of acquisition of August 15, 2014.

The allocation of the purchase price is summarized as follows:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

Cash paid	$104,656
Fair value of common stock issued (13,750,000 shares)	179,025
Total consideration paid	$283,681

Allocated to:
Cash	$782
Accounts receivable	3,447
Other receivables	853
Prepaid expenses and other current assets	3,989
Property and equipment	1,344
Goodwill	165,328
Trademarks	177,637
Customer agreements	479
Favorable lease agreement	537
Accounts payable and accrued expenses	(2,834)
Deferred tax liability	(67,748)
Deferred license revenue	(133)
$283,681

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business. The Company’s goodwill is deductible for tax purposes and will be amortized over a period of 15 years. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s unaudited condensed consolidated statements of operations. Goodwill and trademarks are subject to a test for impairment on an annual basis. Customer agreements are amortized on a straight-line basis over their expected useful lives of four years.  The Company incurred legal and other costs related to the transaction of approximately $5,220 and $6,915, which have been recognized in operating expenses in the accompanying condensed consolidated statement of operations during the three and nine months ended September 30, 2014, respectively. The deferred tax liability was established to provide deferred taxes on the difference between the GAAP and tax basis for the intangible assets acquired in the Galaxy Acquisition.

Total revenues and income from continuing operations since the date of the acquisition of the Avia, AND1, Nevados and Linens ‘N Things brands, included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014, are $4,114 and $4,239, respectively.

Pro Forma Information

The following unaudited consolidated pro forma information gives effect to the Galaxy Acquisition as if the transaction had occurred on January 1, 2013.  The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the Galaxy Acquisition been completed on January 1, 2013, nor are they indicative of results that may occur in any future periods.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2014	2013	2014	2013
Revenues	$13,180	$12,899	$42,045	$24,195
Net income (loss) attributable to common stockholders	$4,049	$803	$7,627	$(19,637)

Earnings (loss) per share:
Basic	$0.10	$0.02	$0.20	$(0.67)
Diluted	$0.10	$0.02	$0.19	$(0.67)

Weighted average shares outstanding:
Basic	39,170,985	36,161,007	38,833,237	29,137,689
Diluted	41,149,871	37,409,759	40,667,387	29,137,689

13.	New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

(dollars are in thousands unless otherwise noted, except share and per share data)

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 affects entities that grant their employees stock-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-12 will have on the Company’s condensed consolidated financial statements and disclosures.

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

Overview

We own a portfolio of consumer brands, including Avia, AND1, Ellen Tracy, William Rast, Revo, Caribbean Joe, Heelys, DVS, The Franklin Mint, Nevados, People’s Liberation and Linens ‘N Things. We promote, market, and license these brands and intend to pursue acquisitions of additional brands or rights to brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. We currently have more than seventy-five licensees, almost all of which are wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of our business strategy, we have previously entered into (and expect in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

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

Recent Developments

On August 15, 2014, we consummated the Galaxy Acquisition in accordance with the terms and conditions of the Galaxy Merger Agreement with LLC Sub, Universe Galaxy Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of LLC Sub, Galaxy and Carlyle. Pursuant to the Galaxy Acquisition, we acquired four consumer brands including the fitness brand Avia, basketball brand AND1, outdoor brand Nevados and home goods brand Linens ‘N Things for an aggregate purchase price consisting of (i) $100,000 of cash, subject to adjustment as set forth in the Galaxy Merger Agreement, (ii) 13,750,000 shares of our common stock and (iii) warrants to purchase an aggregate of up to 3,000,000 additional shares of our common stock, subject to the terms and conditions set forth in the Galaxy Merger Agreement.

The warrants are exercisable for an aggregate of up to an additional 3,000,000 Warrant Shares, with an exercise price of $11.20 per share based upon the performance of the Linens ‘N Things brand following the closing. Specifically, (i) if the Linens ‘N Things brand generates net royalties equal to or in excess of $10,000 in calendar year 2016, 500,000 Warrant Shares will vest, (ii) if the Linens ‘N Things brand generates net royalties equal to or in excess of $15,000 in calendar year 2016, an additional 1,000,000 Warrant Shares will vest, (iii) if the Linens ‘N Things brand generates net royalties equal to or in excess of $10,000 in calendar year 2017, 500,000 Warrant Shares will vest, and (iv) if the Linens ‘N Things brand generates net royalties equal to or in excess of $15,000 in calendar year 2017, an additional 1,000,000 Warrant Shares will vest. There can be no assurances that any or all of the Warrant Shares will vest; Galaxy currently does not derive any royalties from the Linens ‘N Things brand. On the date of acquisition, no value was assigned to the Warrant Shares based on the remote probability that the Linens ‘N Things brand will achieve these performance measurements. The Company will continue to evaluate these performance measurements guarterly and will assign a value if/when the achievement of the measurements become probable.

In connection with the Galaxy Acquisition, we and the stockholder representative, on behalf of the former Galaxy stockholders and optionholders, entered into a registration rights agreement, which grants the stockholder representative, on behalf of former Galaxy stockholders and optionholders, customary registration rights with respect to certain shares of our common stock and the warrants to be issued pursuant to the Galaxy Merger Agreement. Pursuant to such registration rights agreements, we filed a resale registration statement on Form S-3 relating to the resale of up to (i) 14,331,341 shares of our common stock, (ii) warrants to purchase up to 3,000,000 additional shares of our common stock, subject to adjustment for stock splits, stock dividends or similar transactions, at an exercise price of $11.20 per share, and (iii) 3,000,000 Warrant Shares, subject to adjustment for stock splits, stock dividends or similar transactions, issuable upon the exercise of the warrants. The resale registration statement on Form S-3 was declared effective by the SEC on September 16, 2014. In addition, Mr. Matthew Eby tendered his resignation as our Class II director and Mr. Rodney Cohen was appointed to serve as our Class II director to fill the vacancy created by the resignation.

In connection with the Galaxy Acquisition, we entered into the First Lien Credit Agreement, which provides for a term loan of up to $75,000, a revolving credit facility of up to $25,000 and a swing line sub-facility of up to $10,000 and the Second Lien Credit Agreement which provides for a term loan of up to $90,000. In addition, the First Lien Credit Agreement provides for incremental borrowings of up to $60,000, to be allocated pro rata between the term loan and the revolving credit facility, and the Second Lien Credit Agreement provides for incremental borrowings of up to $70,000 for the purpose of consummating permitted acquisitions, in each case subject to certain customary conditions. On August 15, 2014, $75,000 was drawn as a term loan under the First Lien Credit Agreement, $15,000 was drawn as a revolving loan under the First Lien Credit Agreement and $90,000 was drawn as a term loan under the Second Lien Credit Agreement. The proceeds from the New Term Loans and the Revolving Loan were primarily used to finance the Galaxy Acquisition pursuant to the terms of the Galaxy Merger Agreement, to repay our existing indebtedness, including the Legacy Term Loans, and to pay fees and expenses in connection with the foregoing. We expect to use the proceeds from any additional borrowings under the revolving credit facility for working capital, capital expenditures, other lawful corporate purposes, and the proceeds from any borrowings under any incremental facilities for working capital purposes and/or for permitted acquisitions.

Term loan borrowings under the First Lien Credit Agreement are subject to amortization of principal (x) on September 30, 2014, in an amount equal to $1,500 and (y) thereafter, quarterly, in equal amounts of $3,000 and will mature on August 15, 2019. Borrowings under the First Lien Credit Agreement bear interest at LIBOR or a base rate, plus, in each case, an applicable margin that fluctuates from 3.50% to 3.75% for LIBOR loans and from 1.50% to 1.75% for base rate loans, in each case based on the Company’s loan to value ratio, as described in the First Lien Credit Agreement.

The Second Lien Credit Agreement is not subject to amortization and will mature on August 15, 2020. Borrowings under the Second Lien Credit Agreement will bear interest at LIBOR plus 8.00% and will be subject to a LIBOR floor of 1.00%.

Loans under the First Lien Credit Agreement are voluntarily prepayable from time to time in whole or in part, and loans under the Second Lien Credit Agreement are voluntarily prepayable after August 15, 2015, in whole or in part, subject in certain cases to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and prepayment premiums as provided in the respective Loan Agreements. Mandatory prepayments of the loans under the Loan Agreements are required (x) in the case of any dispositions of intellectual property, 50% of the orderly liquidation value thereof, (y) in the case of any other dispositions, 100% of the net proceeds thereof and (z) at each fiscal year end, in the amount of 30% of our and our subsidiaries’ Consolidated Excess Cash Flow (as defined in the Loan Agreements), in each case subject to certain exceptions set forth in the Loan Agreements.

Our obligations under the Loan Agreements are guaranteed jointly and severally by each of our domestic subsidiaries, other than Immaterial Subsidiaries (as defined in the Loan Agreements) and certain other excluded subsidiaries and subject to certain other exceptions set forth in the Loan Agreements and the related Guarantees. Our and the Guarantors’ obligations under the Loan Agreements and the Guarantees are, in each case, secured by first priority liens (subject, in the case of the Second Lien Credit Agreement, to the liens under the First Lien Credit Agreement) on, and security interests in, substantially all of our and each Guarantor’s present and after acquired assets subject to certain customary exceptions.

In connection with the First Lien Credit Agreement and the Second Lien Credit Agreement, Bank of America, N.A., as the administrative agent, under the First Lien Credit Agreement, and Wilmington Trust, National Association, as the administrative agent under the Second Lien Credit Agreement, entered into the Intercreditor Agreement, which was acknowledged by us and the Guarantors. The Intercreditor Agreement establishes various inter-lender terms, including, but not limited to, priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in the case of a default, incurrence of additional indebtedness releases of collateral and limitations on the amendment of respective Loan Agreements without consent of the other party.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014, for a discussion of our critical accounting policies. During the nine months ended September 30, 2014, there were no material changes to these policies, except for the following:

Contingent Consideration

We recognize the acqusition-date fair value of contingent consideration as part of the consideration transferred in exchange for the acquiree or assets of the acquiree in a business combination. The contingent consideration is classified as either a liability or equity in accordance with ASC 480-10 Accounting for Certain Financial Instruments with Characteristies of Both Liabilities and Equity. If classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is resolved. Increases in fair value are recorded as losses, while decreases are recorded as gains. If classified as equity, contingent consideration is not remeasured and subsequent settlement is accounted for within equity.

Results of Operations

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

The following table sets forth, for the periods indicated, results of operation information from our unaudited condensed consolidated financial statements:

	Three Months Ended September 30,		Change	Change
	2014	2013	(Dollars)	(Percentage)

Net revenue	$10,000	$6,066	$3,934	64.9%
Operating expenses	11,015	4,487	6,528	145.5%
(Loss) income from operations	(1,015)	1,579	(2,594)	-164.3%
Other income	4	332	(328)	-98.8%
Interest expense	3,859	1,309	2,550	194.7%
(Loss) income before income taxes	(4,870)	602	(5,472)	-909.0%
(Benefit) provision for income taxes	(7,603)	466	(8,069)	-1731.6%
Income from continuing operations	2,733	136	2,597	1908.4%
Loss from discontinued operations, net of tax	0	(1,295)	1,295	100.0%
Consolidated net income (loss)	2,733	(1,159)	3,892	-335.8%
Net income attributable to noncontrolling interest	(88)	(57)	(31)	53.4%
Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	$2,645	$(1,216)	$3,861	317.5%

The increase in net revenue for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is primarily attributable to the acquisition of The Franklin Mint on November 1, 2013 and the acquisition of Avia, AND1 and Nevados on August 15, 2014 which resulted in a significant increase in the number of our licensees. Net revenue for the three months ended September 30, 2013 consists of license revenue earned only from our license agreements related to the Ellen Tracy, William Rast, Revo, Caribbean Joe, DVS, Heelys and People’s Liberation brands, as we did not either own or license The Franklin Mint, Avia, AND1 and Nevados brands during that period.

Operating expenses increased $6,528 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The primary drivers for this increase include deal costs, stock-based compensation expense, advertising and professional fees. During the third quarter of 2014, the Company incurred deal costs of $5,468 primarily in connection with the Galaxy Acquisition, as compared to $1,454 of deal costs which were recognized in the comparable period of 2013 primarily in connection with the acquisition of Revo. In addition, the Company incurred a $900 write-off of JC Penney fixturing for the William Rast business that terminated and relaunched exclusively with Lord & Taylor. Stock-based compensation expense increased $166 due to stock grants that were issued after the third quarter of 2013 and the Company incurring expense to mark-to-market stock granted to consultants. With the acquisition of new brands and our increased marketing presence, advertising expense increased $856 over the prior period. Professional fees increased $207 year-over-year from increased consulting and legal fees not related to potential acquisitions.

Interest expense during the three months ended September 30, 2014 includes interest incurred on our Legacy Term Loans which were repaid on August 15, 2014, interest incurred under our Loan Agreements entered into on August 15, 2014 and interest rate swap of approximately $2,024. Also included in interest expense is non-cash interest related to the accretion of the discount recorded associated with the warrants issued in connection with the New Term Loans of approximately $936, of which $904 was written off due to the Legacy Term Loans being repaid on August 15, 2014, and non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $903 associated with the Loan Agreements and the Legacy Term Loans, of which $669 was written off due to the Second Lien Loan Agreement being repaid. Interest expense during the three months ended September 30, 2013 includes interest incurred on our Legacy Term Loans of approximately $1,144 as well as non-cash interest related to the accretion of the discount recorded associated with the warrants issued in connection with the Legacy Term Loans of approximately $67, and non-cash interest related to the amortization of deferred financing costs of approximately $98 associated with the Legacy Term Loans.

The (benefit)/provision for income taxes for the three months ended September 30, 2014 and 2013 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes.

The loss from discontinued operations for the three months ended September 30, 2013 is primarily attributable to the wind down costs associated with the Heelys legacy operating business, as a result of our decision to discontinue our wholesale business related to the Heelys brand. These costs mainly represent severance expense, lease termination costs and professional and other fees.

Noncontrolling interest from continuing operations for the three months ended September 30, 2014 and 2013 represents net income allocations to Elan Polo International, Inc., a member of DVS LLC.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

The following table sets forth, for the periods indicated, results of operation information from our unaudited condensed consolidated financial statements:

	Nine Months Ended September 30,		Change	Change
	2014	2013	(Dollars)	(Percentage)

Net revenue	$23,265	$12,042	$11,223	93.2%
Operating expenses	21,200	12,146	$9,054	74.5%
Income (loss) from operations	2,065	(104)	2,169	2084.6%
Other income	5	439	(434)	-98.9%
Interest expense, net	6,361	14,262	(7,901)	-55.4%
Loss before income taxes	(4,291)	(13,927)	9,636	-69.2%
(Benefit) provision for income taxes	(7,357)	2,730	(10,087)	-369.5%
Income (loss) from continuing operations	3,066	(16,657)	19,723	118.4%
Loss from discontinued operations, net of tax	0	(5,261)	5,261	100.0%
Consolidated net income (loss)	3,066	(21,918)	24,984	114.0%
Net income attributable to noncontrolling interest	(285)	(111)	(174)	156.6%
Net income (loss) attributable to Sequential Brands Group, Inc.	$2,781	$(22,029)	$24,810	112.6%

The increase in net revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily attributable to the acquisition of Avia, AND1 and Nevados on August 15, 2014 and the acquisition of several new brands during 2013 that did not impact the full nine months ended September 30, 2013 and a significant increase in the number of our licensees as a result of these acquisitions. Net revenue for the nine months ended September 30, 2014 consists of license revenue earned from our license agreements related to the Avia, AND1, Ellen Tracy, William Rast, Revo, Caribbean Joe, Heelys, DVS, The Franklin Mint, Nevados and People’s Liberation brands. Net revenue for the nine months ended September 30, 2013 consists of license revenue earned only from our license agreements related to our Ellen Tracy, William Rast, Caribbean Joe, DVS, Heelys, Revo and People’s Liberation brands, as we did not either own or license any of the other brands during that period. Net revenue for the nine months ended September 30, 2013 includes only eight months of revenue related to the Heelys brand, which was acquired on January 24, 2013, six months of revenue related to the Ellen Tracy and Caribbean Joe brands which were acquired on March 28, 2013 and two months of revenue related to the Revo brand which was acquired on August 2, 2013.

Operating expenses increased $9,054 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The primary drivers for this increase include deal costs, stock-based compensation expense, advertising and professional fees. During the nine months ended September 30, 2014, we incurred deal costs of $7,860 primarily in connection with the Galaxy Acquisition, as compared to $3,824 costs which were recognized in the comparable period of 2013 primarily in connection with the acquisition of Ellen Tracy, Caribbean Joe, Heelys and Revo. In addition, we incurred a $900 write-off of JC Penney fixturing for the William Rast business that terminated and relaunched exclusively with Lord & Taylor. Stock-based compensation expense increased $927 due to stock grants that were issued after the third quarter of 2013 and expense incurred to mark-to-market stock granted to consultants. With the acquisition of new brands and our increased marketing presence, advertising expense increased $1,290 over the prior period. Our headcount has increased over the comparable period which led to an increase in payroll expense of $1,016.

Interest expense during the nine months ended September 30, 2014 includes interest incurred on our Legacy Term Loans which were repaid on August 15, 2014, interest incurred under our Loan Agreements entered into on August 15, 2014 and interest rate swap of approximately $4,144. Also included in interest expense is non-cash interest related to the accretion of the discount recorded associated with the warrants issued in connection with the New Term Loans of approximately $1,069, of which $904 was written off due to the Legacy Term Loans being repaid on August 15, 2014, and non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $1,049 associated with the Loan Agreements and the Legacy Term Loans, of which $669 was written off due to the Second Lien Loan Agreement being repaid. Interest expense during the nine months ended September 30, 2013 resulted primarily from the TCP Conversion, as more fully described in Note 8 to our unaudited condensed consolidated financial statements. As a result of the TCP Conversion, the remaining unamortized discount of $11,028 recorded in connection with the beneficial conversion feature and TCP Warrants issued in connection with the Debentures, as well as the remaining unamortized balance of deferred financing costs of $586, were recognized as non-cash interest expense. Additionally, interest expense during the nine months ended September 30, 2013 includes interest incurred on our Legacy Term Loans of approximately $2,318, non-cash interest related to the accretion of the discount recorded associated with the warrants issued in connection with the Legacy Term Loans of approximately $134, and non-cash interest related to the amortization of deferred financing costs of approximately $193 associated with the Legacy Term Loans.

The (benefit)/provision for income taxes for the nine months ended September 30, 2014 and 2013 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes.

The loss from discontinued operations for the nine months ended September 30, 2013 is primarily attributable to the wind down costs associated with the Heelys legacy operating business, as a result of our decision to discontinue our wholesale business related to the Heelys brand. These costs mainly represent severance expense, lease termination costs and professional and other fees.

Noncontrolling interest from continuing operations for the nine months ended September 30, 2014 and 2013 represents net income allocations to Elan Polo International, Inc., a member of DVS LLC.

Liquidity and Capital Resources

As of September 30, 2014, our continuing operations had cash of approximately $27,052, a working capital balance of approximately $24,846 and outstanding debt obligations under our Loan Agreements of $180,000. As of December 31, 2013, our continuing operations had cash of approximately $25,125, a working capital balance of approximately $17,745 and outstanding debt obligations under our Legacy Term Loans of approximately $57,931. Continuing operations working capital is defined as current assets minus current liabilities, excluding restricted cash and assets and liabilities of discontinued operations. We believe that cash from future operations and our currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities.

In connection with the Galaxy Acquisition, we entered into the First Lien Credit Agreement which provides for a term loan of up to $75,000, a revolving credit facility of up to $25,000 and a swing line sub-facility of up to $10,000 and the Second Lien Credit Agreement which provides for a term loan of up to $90,000. In addition, the First Lien Credit Agreement provides for incremental borrowings of up to $60,000, to be allocated pro rata between the term loan and the revolving credit facility, and the Second Lien Credit Agreement provides for incremental borrowings of up to $70,000 for the purpose of consummating permitted acquisitions, in each case subject to certain customary conditions.

On August 15, 2014, $75,000 was drawn as a term loan under the First Lien Credit Agreement, $15,000 was drawn as a revolving loan under the First Lien Credit Agreement and $90,000 was drawn as a term loan under the Second Lien Credit Agreement. The proceeds from the New Term Loans and the Revolving Loan were primarily used to finance the Galaxy Acquisition pursuant to the terms of the Galaxy Merger Agreement, to repay our existing indebtedness, including the Legacy Term Loans, and to pay fees and expenses in connection with the foregoing. We expect to use the proceeds from any additional borrowings under the revolving credit facility for working capital, capital expenditures, and other lawful corporate purposes, and the proceeds from any borrowings under any incremental facilities for working capital purposes and/or for permitted acquisitions.

Term loan borrowings under the First Lien Credit Agreement are subject to amortization of principal (x), in an amount equal to $1,500 for the first payment and (y) thereafter, quarterly, in equal amounts of $3,000 and will mature on August 15, 2019. Borrowings under the First Lien Credit Agreement bear interest at LIBOR or a base rate, plus, in each case, an applicable margin that fluctuates from 3.50% to 3.75% for LIBOR loans and from 1.50% to 1.75% for base rate loans, in each case based on the Company’s loan to value ratio, as described in the First Lien Credit Agreement.

The Second Lien Credit Agreement is not subject to amortization and will mature on August 15, 2020. Borrowings under the Second Lien Credit Agreement will bear interest at LIBOR plus 8.00% and will be subject to a LIBOR floor of 1.00%.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the nine months ended September 30, 2014 and 2013 are summarized in the following table:

	Nine Months Ended September 30,
	2014	2013
Operating activities	$(5,349)	$53
Investing activities	(108,504)	(87,632)
Financing activities	116,679	120,865
Net increase in cash from continuing operations	$2,826	$33,286

Operating Activities

Net cash used in operating activities from continuing operations was $5,349 for the nine months ended September 30, 2014 as compared to net cash provided by operating activities of $53 for the nine months ended September 30, 2013. Consolidated net income for the nine months ended September 30, 2014 of $3,066 includes net non-cash expenses of $750 related to depreciation and amortization, $2,117 related to the amortization and write-off of debt discount and deferred financing costs, $7,356 related to deferred income taxes, $900 related to the write-off of JC Penney fixturing for the William Rast business that terminated and relaunched exclusively with Lord & Taylor and $1,620 related to stock-based compensation expense. Changes in operating assets and liabilities used $6,521 in cash during the nine months ended September 30, 2014. Net loss for the nine months ended September 30, 2013 of $21,918 includes net non-cash expenses of $11,941 of amortization of debt discount and deferred financing costs, $2,730 of deferred income taxes and $693 related to stock-based compensation expense. Net loss for the nine months ended September 30, 2013 also includes $5,261 of loss from discontinued operations. Changes in operating assets and liabilities provided $493 in cash during the nine months ended September 30, 2013.

Investing Activities

Net cash used in investing activities from continuing operations was $108,504 for the nine months ended September 30, 2014, primarily consisting of cash paid for the acquisition of our Avia, AND1, Nevados and Linens ‘N Things brands and the remaining 18% interest in Rast Sourcing and Rast Licensing, and the acquisition of intangible assets and property and equipment. Net cash used in investing activities from continuing operations was $87,632 for the nine months ended September 30, 2013, primarily consisting of net cash paid for the acquisitions of our Heelys, Ellen Tracy, Caribbean Joe and Revo brands.

Financing Activities

Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2014 amounted to $116,679 as compared to $120,865 for the nine months ended September 30, 2013. We received $180,000 of proceeds under the Loan Agreements, which were primarily used to finance the Galaxy Acquisition pursuant to the terms of the Galaxy Merger Agreement, to repay our existing indebtedness, including the Legacy Term Loans, and to pay $4,738 of fees and expenses in connection with the foregoing. We made $59,000 of repayments under the Legacy Term Loans during the nine months ended September 30, 2014. In January 2013, we received proceeds of $22,350 in connection with the private placement of our common stock consummated on January 9, 2013. A portion of the proceeds was used to fund the acquisition of Heelys. In March 2013, we received $65,000 of proceeds under the Legacy Term Loans, which were mainly used in the Ellen Tracy and Caribbean Joe Acquisition, to pay fees and expenses in connection with the foregoing, to finance capital expenditures and for general corporate purposes. In July 2013, we received an additional $44,000 of proceeds in connection with the private placement of our common stock consummated on July 26, 2013. A portion of the proceeds was used to fund the acquisition of the Revo brand.  We made $4,000 of repayments under the Legacy Term Loans during the nine months ended September 30, 2013. Cash paid for fees and other costs incurred in connection with the private placements consummated in January 2013 and July 2013 and the Legacy Term Loans amounted to $6,204.

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

Off-Balance Sheet Arrangements

At September 30, 2014 and December 31, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2014, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014 such that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

On August 15, 2014, we completed the Galaxy Acquisition. See Note 12 to our unaudited condensed consolidated financial statements for a disclosure of the Galaxy Acquisition and related financial data. Our management has evaluated the processes, information technology systems and other components of internal controls over financial reporting as part of our integration activities and has concluded that there have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company incurred settlement and legal costs of $550 during the nine months ended September 30, 2014 related to a pre-acquisition litigation matter in which Brand Matter LLC was named an affiliate.

Item 1A.	Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report on Form 10-Q contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 31, 2014. There have been no material changes to such risk factors during the nine months ended September 30, 2014, except for the following:

A substantial portion of our licensing revenue is concentrated with a limited number of licensees and retail partners, such that the loss of any of such licensees or retail partners could decrease our revenue and impair our cash flows.

A limited number of licensees and retail partners account for a substantial portion of our licensing revenue. In particular, a substantial majority of the licensed products for brands we acquired in 2014 are anticipated to be sold by licensees to Wal-Mart Stores, Inc. and its affiliates. Because we will be dependent on these licensees and retail partners for a significant portion of our licensing revenue, if any of them were to have financial difficulties affecting their ability to make payments, or if any of these licensees or retail partners decided not to continue any existing agreements or arrangements relating to these licensed products, or to reduce significantly their sales of these licensed products under any such agreements or arrangements, then our revenue and cash flows could be reduced substantially.

Our largest stockholders control a significant percentage of our common stock and will have appointed two members to our board of directors, which may enable such stockholders, alone or together with our other significant stockholders, to exert influence over corporate transactions and other matters affecting the rights of our stockholders.

Tengram Capital Partners Gen2 Fund, L.P. (“Tengram”) beneficially owns approximately 19% and Carlyle beneficially owns approximately 15% of our outstanding shares of common stock. In addition, one member of the Board, Mr. William Sweedler, is a principal of Tengram, and one member of the Board, Mr. Rodney Cohen, is an appointee of Carlyle. As a result, Tengram and Carlyle are able to exercise substantial influence over the Board and matters requiring stockholder approval, including the election of directors and approval of significant corporate actions, such as mergers and other business combination transactions.

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

In connection with the Galaxy Acquisition, we incurred a substantial amount of indebtedness, which could adversely affect our operations and financial condition.

In connection with the Galaxy Acquisition, we entered into the First Lien Credit Agreement, which provides for a term loan of up to $75,000, a revolving credit facility of up to $25,000 and a swing line sub-facility of up to $10,000, and the Second Lien Credit Agreement, which provides for a term loan of up to $90,000.

Our increased level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of such indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents that will be governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service debt, would increase.

Our increased level of indebtedness could have other important consequences, which include, but are not limited to, the following:

•	a substantial portion of our cash flow from operations could be required to pay principal and interest on our debt;

•	our interest expense could increase if interest rates increase because the loans under the Loan Agreements would generally bear interest at floating rates;

•	our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in its business and in the brand licensing industry;

•	our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness could result in an event of default that, if not cured or waived, results in foreclosure on substantially all of our assets; and

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund strategic acquisitions, investments, joint ventures and other general corporate requirements.

We cannot be certain that our earnings will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have sufficient earnings, we may be required to seek to refinance all or part of our then existing debt, sell assets, borrow more money or sell more securities, none of which we can guarantee that we will be able to do and which, if accomplished, may adversely affect us.

We are subject to a number of restrictive covenants under the Loan Agreements, including customary operating restrictions and customary financial covenants. Our business, results of operations and financial condition may be adversely affected if we are unable to maintain compliance with such covenants.

To finance the Galaxy Acquisition, we entered into the Loan Agreements. The Loan Agreements are guaranteed jointly and severally by each of our domestic subsidiaries. Our and our subsidiaries’ obligations under the Loan Agreements and the associated guarantees are secured, in each case, by first priority liens (subject, in the case of the Second Lien Loan Agreement, to the liens under the First Lien Loan Agreement) on, and security interests in, substantially all of the present and after acquired assets of us and each of our subsidiaries, subject to certain customary exceptions. The Loan Agreements contain a number of restrictive covenants, representations and warranties, including representations relating to the intellectual property owned by us and our subsidiaries and the status of our material license agreements. In addition, the Loan Agreements include covenants and events of default, including, in the case of the First Lien Credit Agreement, requirements that we satisfy a minimum positive net income test and maintain a minimum loan to value ratio (as calculated pursuant to the First Lien Credit Agreement), and, in the case of the Second Lien Credit Agreement, maintain a total leverage ratio and maintain a minimum loan to value ratio (as calculated pursuant to the Second Lien Credit Agreement).

If our business, results of operations or financial condition are adversely affected by one or more of the risk factors described above, or other factors described in our Annual Report on Form 10-K for the year ended December 31, 2013, or elsewhere in our filings with the SEC, we may be unable to maintain compliance with these financial covenants. If we fail to comply with such covenants, our lenders under the Loan Agreements could demand immediate payment of amounts outstanding under each Loan Agreement. Under such circumstances, we would need to seek alternative financing sources to fund our ongoing operations and to repay amounts outstanding and satisfy our other obligations under our existing borrowing and financing arrangements. Such financing may not be available on favorable terms, if at all. Consequently, we may be restricted in how we fund ongoing operations and strategic initiatives and deploy capital and in our ability to make acquisitions. As a result, our business, results of operations and financial condition may be further adversely affected if we are unable to maintain compliance with the covenants under the Loan Agreements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, there were no unregistered sales of equity securities, other than those described in Note 12 of the accompanying unaudited condensed consolidated financial statements, which description is incorporated herein by reference.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

10.1	Registration Rights Agreement, dated as of August 15, 2014, by and between Sequential Brands Group, Inc. and Carlyle Equity Opportunity GP, L.P., as the representative of the former stockholders and optionholders of Galaxy Brand Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 18, 2014).

10.2	Amended and Restated First Lien Credit Agreement, dated as of August 15, 2014, by and among Sequential Brands Group, Inc., its subsidiaries party thereto and Bank of America, N.A., as administrative agent and collateral agent thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 18, 2014).

10.3	Second Lien Credit Agreement, dated as of August 15, 2014, by and among Sequential Brands Group, Inc., its subsidiaries party thereto, and Wilmington Trust National Association, as administrative agent and collateral agent thereunder (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 18, 2014).

10.4	Intercreditor Agreement, dated as of August 15, 2014, by and among Bank of America, N.A. and Wilmington Trust, National Association, and acknowledged by Sequential Brands Group, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 18, 2014).

10.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 18, 2014).

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: November 14, 2014	/s/ Gary Klein
By: Gary Klein
Chief Financial Officer (Principal Financial and Accounting Officer)

