Form 10-K
period 2014-12-31
SEQUENTIAL BRANDS GROUP, INC.
filed 2015-03-16
CIK 791770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

5 Bryant Park, 30th Floor

New York, New York 10018

(Address of principal executive offices)(Zip code)

(646) 564-2577

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share (Title of each class)	The NASDAQ Stock Market LLC (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter was $177,158,809 (based on the closing sales price of the registrant's common stock on that date).

At March 11, 2015, the registrant had 39,348,345 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its annual meeting of stockholders to be held on May 27, 2015 are incorporated by reference in Items 10 through 14 of Part III of this Annual Report on Form 10-K.

SEQUENTIAL BRANDS GROUP, INC.

PART I

Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “our Company,” “we,” “us,” “our” or similar pronouns refer to Sequential Brands Group, Inc. and its subsidiaries.

This Annual Report on Form 10-K, including the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new business strategies, regulatory developments or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “projects,” “forecasts,” “aims,” “targets,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause these differences include, but are not limited to:

•	our failure to achieve our business plan within the time period we originally planned;
•	our ability to locate licensees who can design, manufacture and distribute consumer branded products;
•	our ability to maintain strong relationships with our licensees;
•	the demand for our licensed products in the United States and internationally;
•	our ability to enter into license agreements both in the United States and internationally;
•	the ability of our licensees to meet their contractual obligations;
•	our ability to acquire new brands on commercially reasonable terms and to integrate these brands into our ongoing business;
• •	a decrease in the availability of financial resources at favorable terms; our substantial amount of indebtedness and our ability to comply with restrictive covenants under our loan agreements;
•	our competitive position or changes in competitive actions by other companies;
•	our retention of key personnel;
•	general economic, market or business conditions; and
•	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

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

Corporate Overview

We own a portfolio of consumer brands in the fashion, active and lifestyle categories. We promote, market and license these brands and intend to pursue acquisitions of additional brands or rights to brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories.

In the second half of 2011, we transitioned our business model to focus on licensing and brand management. Prior to this, we designed, marketed and provided, on a wholesale basis, branded apparel and apparel accessories, as well as operated retail stores to sell our branded products. In the second half of 2011, we discontinued our wholesale distribution of branded apparel and apparel accessories, liquidated our existing inventory and closed our remaining retail stores. To reflect our business transition, in March 2012, we changed our corporate name from People’s Liberation, Inc. to Sequential Brands Group, Inc.

Our principal offices are located at 5 Bryant Park, 30th Floor, New York, NY 10018 and our telephone number is (646) 564-2577. We were incorporated under the laws of the State of Delaware in 1982.

Licensing and Brand Management Business

Overview

Our objective is to build a diversified portfolio of consumer brands in various categories by growing our existing portfolio and by acquiring new brands. We build brands by partnering with leading manufacturers and retailers to drive incremental value and maximize brand equity. To achieve this objective, we intend to:

•	Increase licensing of existing brands by adding additional product categories, expanding the brands’ distribution and retail presence and optimizing sales through innovative marketing that increases consumer awareness and loyalty;
•	Develop international expansion through additional licenses, partnerships and other arrangements with leading retailers and wholesalers outside the United States; and
•	Acquire consumer brands or the rights to such brands with high consumer awareness, broad appeal, applicability to a range of product categories and an ability to diversify our portfolio. In assessing potential acquisitions or investments, we primarily evaluate the strength of the targeted brand as well as the expected viability and sustainability of future royalty streams.

Licensing Relationships

Our business strategy is designed to maximize the value of our brands through the entry into license agreements with partners that are responsible for designing, manufacturing and distributing our licensed products. We license our brands with respect to a broad range of products, including apparel, footwear, eyewear and fashion accessories. We seek to partner with licensees with the ability to produce and sell quality products in their respective licensed categories and with the demonstrated ability to meet and exceed the minimum sales thresholds and guaranteed minimum royalty payments that we generally require.

As of December 31, 2014, we had more than 75 licensees, almost all of which were wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of our business strategy, we have previously entered into (and expect in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

Each of our licensees has a stipulated territory or territories as well as distribution channels in which licensed products may be sold. Currently, the majority of our revenues are from license agreements with stipulated distribution territories in the United States, but we intend to increase the monetization of our trademarks internationally through additional license agreements, partnerships and other arrangements.

Our license agreements typically require the licensee to pay royalties based upon net sales with guaranteed minimum royalty payments in the event that net sales do not reach certain specified targets. Our license agreements also typically require the licensees to pay certain minimum amounts for the marketing and advertising of the respective licensed brands. As of January 2015, we have contractual rights to receive from all of our licensees approximately $188.9 million in aggregate minimum royalty revenue through the balance of the current terms of such licenses, excluding any renewals.

We believe our business model enables us to use our brand management expertise to continue to grow our portfolio of brands and to generate new revenue streams without significantly changing our infrastructure. The benefits of this business model provide, among other things:

•	Financial upside without the typical risks associated with traditional wholesale operating companies;
•	Diversification by appealing to a broad demographic and distribution through a range of distribution channels;
•	Growth potential by expanding our existing brands into new categories and geographic areas and through accretive acquisitions; and
•	Limited or no operational risks as inventory and other typical wholesale operating risks are the responsibilities of our licensees.

Advertising and Public Relations

Our advertising and public relations expenditures for our brands are dedicated largely to creating and developing creative advertising concepts, hiring brand spokespersons, advertising in magazines, trade publications, outdoor locations and on the internet, securing product placements and reaching appropriate arrangements with our licensees and key retail partners, including in-store fixturing, signage and co-op advertising programs. Further, we believe that social media is a key element of brand advertising and we actively promote our brands through Instagram®, Facebook®, Twitter®, Tumblr® and other social media portals. In addition, we further promote our brands online through e-mail blasts, banner advertisements, contests, sweepstakes and other interactive activities.

Some of our license agreements require the payment of an annual advertising fee by the licensee or that the licensee spend a minimum required amount each year on adverting activities and, in many cases, our licensees supplement the marketing of our brands by performing additional advertising services, subject to our oversight and approval.

Description of Our Key Brands

Avia

We acquired the Avia brand in August 2014 as part of the Galaxy Acquisition (as defined below).  Founded in 1979, Avia is best known for running and activewear products that unite performance and function for athletes of every level.  Licensees for the Avia brand include E.S. Originals, Inc. (“ESO”) for footwear and Delta Galil U.S.A. Inc. for apparel. In addition, the Avia brand is licensed for various accessories categories.  The Avia brand is primarily offered through Wal-Mart stores in the United States, with additional distribution through specialty retailers and related e-commerce sites, as well as globally in over 30 countries.  During 2014, the Avia brand expanded its product offerings into the hosiery and sports bag categories and broadened distribution to athletic specialty retailers, such as Dick’s Sporting Goods and Modell’s Sporting Goods.

AND1

We acquired the AND1 brand in August 2014 as part of the Galaxy Acquisition.  Founded in 1993, AND1 prides itself on being the original basketball brand focusing on the everyday player.  Licensees for the AND1 brand include ESO for footwear and High Life, LLC for apparel. In addition, the AND1 brand is licensed for various accessories categories.  The AND1 brand is offered through Wal-Mart stores, sporting goods retailers and related e-commerce sites in the United States and has a strong distribution network reaching over 20 countries.  During 2014, the AND1 brand successfully expanded its product offerings by introducing products across the hosiery, underwear and off-court/casual footwear categories.

Ellen Tracy

We acquired the Ellen Tracy brand in March 2013 as part of the Brand Matter Acquisition (as defined in Note 6 to our consolidated financial statements). Founded in 1949, Ellen Tracy has grown into a leading fashion lifestyle brand focusing on sophisticated style for modern women.  The Ellen Tracy brand is known for quality tailoring, timeless silhouettes and classic signature prints.  Product offerings currently include apparel, footwear, outerwear, handbags, hosiery, belts, eyewear, fragrance, fashion accessories, bath and body, jewelry, luggage and home.  Licensees for the Ellen Tracy brand include Global Brands Group, Inc. for sportswear, handbags and swimwear and G-III Apparel Group Ltd. for outerwear, suits and dresses.  In addition, the Ellen Tracy brand has been licensed for intimate apparel, sleepwear and shapewear, as well as other fashion categories, including accessories. The Ellen Tracy brand is offered in premium and regional department and specialty stores throughout the United States as well as globally in over 10 countries.

William Rast

The William Rast brand, one of our legacy brands, was conceptualized and founded by Justin Timberlake and Trace Ayala in 2005.  Grounded in the iconography of biker culture, William Rast’s designs combine the origins of America Denim with contemporary fits, fabric, wash features and techniques. The William Rast brand has always been known for trendy, premium denim and leathers and is recognized worldwide as a lifestyle fashion brand. Product offerings include denim, sportswear, tailored apparel, fashion accessories, outerwear and small leather goods.  Licensees for the William Rast brand include French Dressing Inc. for men’s and women’s apparel and outerwear, PVH Corp. for dress shirts and ties and Sherson Group, Inc. for footwear.  The William Rast brand is offered through Lord & Taylor and specialty retailers in the United States and The Hudson's Bay Company in Canada.  In 2014, the William Rast brand successfully completed a re-launch at Lord & Taylor for both men’s and women’s apparel and accessories and announced plans to enter into the footwear category with an expected launch in the Fall of 2015.

Revo

We acquired the Revo brand in August 2013.  Founded in 1985, Revo is a performance eyewear brand designed for the active consumer and known as the leader in polarized lens technology.  Revo sunglasses were first created by utilizing lens technology developed by NASA as solar protection for satellites.  The Revo brand has continued to build on its tradition of technology and innovation by offering the clearest and most advanced high-contrast polarized sunglasses available.   The Revo brand is licensed on a worldwide basis to B. Robinson Optical, Inc. for sunglasses and related categories and is distributed through Sunglass Hut Trading LLC’s stores in the United States as well as other premium retail locations globally.  During 2014, the Revo brand launched its first e-commerce platform and expanded its product assortment with key retailers.

Caribbean Joe

We acquired the Caribbean Joe brand in March 2013 as part of the Brand Matter Acquisition. Founded in 1999, the Caribbean Joe brand is a casual, island inspired, lifestyle brand. Originally rooted in apparel, Caribbean Joe’s product offerings have expanded to include luggage, home textiles, swimwear and accessories. Licensees for the Caribbean Joe brand include the Moret Group for women’s apparel and Mainstream for women’s sportswear. The Caribbean Joe brand is distributed in the United States through mid-tier department stores, specialty stores, e-commerce sites, clubs and off-price retailers as well as internationally in Canada, Mexico, Japan, China, Indonesia and Australia through specialty retailers and distributors. During 2014, the Caribbean Joe brand expanded into China, launched women’s apparel in Asia and expanded its product offerings into more than 30 different categories.

Heelys

We acquired the Heelys brand in January 2013.  Founded in 1999, the Heelys brand has been a breakout success in the world of action sports among children and teens with its innovative, patented dual-purpose wheeled footwear, featuring a stealth removable wheel in the heel.  Today, Heelys is rapidly growing into the ultimate kids’ active lifestyle brand.  Product offerings have expanded into bags, backpacks and back-to-school accessories.  The primary licensee for the Heelys brand is BBC International LLC for wheeled and non-wheeled footwear and related accessories. The Heelys brand is offered through department stores, sporting goods retailers, related e-commerce sites, as well as Heelys’ own e-commerce site in the United States and over 75 additional countries.  During 2014, the Heelys brand expanded into co-branded products, including Marvel and Barbie®, launched the derivative brand Sidewalk Sports online at Target and Wal-Mart stores, entered a new higher tier of distribution, including Nordstrom and Macy’s, and expanded into new countries, including Spain, Portugal, South Africa and Chile.

DVS

We acquired a 65% interest in the DVS brand in June 2012 through a joint venture with Elan Polo International, Inc. (“Elan Polo”), a global organization which designs, sources and delivers men's, women's and children's shoes to retailers around the world.  The DVS brand is a leading global footwear brand dedicated to inspiring youth to have fun and always push forward and is best known for its great style, technical features and input of some of the best action sports athletes in the world.   Product offerings for the brand currently include footwear, backpacks, accessories and equipment.  The primary licensee for the DVS brand is Elan Polo for footwear, with distribution through specialty street skating and other specialty stores in the United States and internationally.  In 2014, the DVS brand expanded its product offerings and broadened distribution to new retail partners worldwide.

The Franklin Mint

We acquired The Franklin Mint brand in November 2013.  Founded in 1964, The Franklin Mint is acknowledged as the “Gold Standard” in the collectible and gift giving arena.  The Franklin Mint brand has been licensed in multiple categories, including jewelry, toys and games, wine, coins and seasonal and co-branded products.  In 2014, The Franklin Mint brand was launched on franklinmint.com website via a multi-year partnership with Delivery Agent, Inc.  Most recently, a new long-term partnership was signed with Home Shopping Network with the debut show airing in January 2015.

Competition

Our brands are subject to extensive competition from various domestic and foreign brands. Each brand has a number of competitors within each of its specific product categories and distribution channels who have the ability to compete with us and our licensees in terms of design, style, quality, price, name recognition, service and/or advertising.

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

Trademarks

Our trademarks and associated marks are registered or pending registration with the U.S. Patent and Trademark Office in block letter and/or logo formats, as well as in combination with a variety of ancillary marks for use with respect to a broad range of product categories, including footwear, eyewear, apparel, fragrance, handbags, backpacks, watches and various other goods. We intend to renew these registrations as appropriate prior to their expiration. In addition, we register our trademarks in other countries and regions around the world. We also have domestic, foreign and international intellectual property coverage for the technology and designs incorporated into Heelys wheeled footwear and own the rights to more than 83 issued patents, pending patents applications and industrial designs in more than 25 countries.

We monitor on an ongoing basis unauthorized use and filings of our trademarks and patents and rely primarily upon a combination of federal, state, and local laws, as well as contractual restrictions, to protect our intellectual property rights, both domestically and internationally.

Seasonality

Our business is affected by seasonality in the businesses of many of our licensees. Historically, this has resulted in higher revenues during our third and fourth quarters, which includes the holiday retail season in the United States. We recognized 24% and 27% of our annual revenues during the third quarter of 2014 and 2013, respectively. We recognized 44% and 47% of our annual revenues during the fourth quarter of 2014 and 2013, respectively.

Employees

As of March 11, 2015, we had a total of 32 employees and area-specific consultants working to support our continuing operations. None of our employees are represented by a labor union. We consider our relationship with our employees to be satisfactory.

Available Information

Our corporate website address is www.sequentialbrandsgroup.com. The information contained on our website is not part of this report. We file our annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers like us, that file electronically with the SEC, which is available at www.sec.gov.

Item 1A.	Risk Factors

We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could impact our operations. In addition to other information contained in this report, the following risk factors highlight some of the factors that have affected, and could affect in the future, our business, financial condition and results of operations:

The failure of our licensees to adequately produce, market and sell products bearing our brand names in their license categories or to otherwise fulfill their contractual obligations under their license agreements with us could result in a decline in our results of operations.

Our revenues are almost entirely dependent on royalty payments made to us under our license agreements. Although the license agreements for our brands often require the advance payment to us of a portion of the licensing fees and, in most cases, provide for guaranteed minimum royalty payments to us, the failure of our licensees to satisfy their obligations under these agreements or their inability to operate successfully or at all, could result in their breach and/or the early termination of such agreements, their non-renewal of such agreements or our decision to amend such agreements to reduce the guaranteed minimum royalty payments or sales royalties due thereunder, thereby eliminating some or all of that stream of revenue. Moreover, during the terms of the license agreements, we are substantially dependent upon the abilities of our licensees to maintain the quality and marketability of the products bearing our trademarks, as their failure to do so could materially tarnish our brands, thereby harming our future growth and prospects. Our failure to monitor our licensees’ compliance with the license agreements or take appropriate corrective action when necessary may subject our intellectual property assets to cancellation, loss of rights or diminution in value. In addition, the failure of our licensees to meet their production, manufacturing and distribution requirements could cause a decline in their sales and potentially decrease the amount of royalty payments (over and above the guaranteed minimum royalty payments) due to us. A weak economy or softness in the apparel and retail sectors could exacerbate this risk or cause our licensees to default on their obligations to make guaranteed minimum royalty payments to us. This, in turn, could decrease our potential revenues and harm our stock price.

Our business is dependent on continued market acceptance of our brands and the products of our licensees bearing these brands.

Although most of our licensees guarantee minimum net sales and minimum royalty payments to us, a failure of our brands or of products bearing our brands to achieve or maintain market acceptance could cause a reduction of our licensing revenues. Moreover, such failure could also cause the devaluation of our trademarks, which are our primary assets, making it more difficult for us to renew our current license agreements upon their expiration or enter into new or additional license agreements for our trademarks. In addition, if a devaluation of our trademarks were to occur, a material impairment in the carrying value of one or more of our trademarks could also occur and be charged as an expense to our operating results. Continued market acceptance of our brands and our licensees’ products, as well as market acceptance of any future products bearing our brands, is subject to a high degree of uncertainty, exacerbated by constantly changing consumer tastes and preferences. Maintaining market acceptance of our licensees’ products and creating market acceptance of new products and categories of products bearing our marks will require our continuing marketing efforts, which may, from time to time, also include our expenditure of significant additional funds to keep pace with changing consumer demands. Additional marketing efforts and expenditures may not, however, result in either increased market acceptance of, or additional licenses for, our trademarks or increased market acceptance or sales of our licensees’ products. Furthermore, while we believe that we currently maintain sufficient control over the products our licensees’ produce through the provision of trend and design direction and our contractual rights to preview and approve products, including their presentation and packaging, we do not actually design or manufacture products bearing our marks and therefore have more limited control over the quality and design of such products.

If we are unable to identify and successfully acquire additional brands, our rate of growth may be reduced and, even if additional trademarks are acquired, we may not realize anticipated benefits due to integration or licensing difficulties.

A key component of our growth strategy is the acquisition of additional brands. We recently acquired Avia, AND1, Nevados and Linens ‘N Things in August 2014 and FUL in November 2014 and are continually exploring new acquisition opportunities. However, we face extensive competition for new brand acquisitions, both from other brand management companies as well as traditional consumer brand companies, retailers and private equity groups, which could increase the price of the acquisitions and make it more difficult for us to find suitable acquisition targets. In addition, even if we successfully acquire additional brands or the rights to use additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize planned benefits with respect to, those additional brands.

Although we seek to temper our acquisition risks, all acquisitions, whether they are of additional intellectual property assets or of the companies that own them, entail numerous risks, any of which could detrimentally affect our results of operations and/or the value of our equity. These risks include, among others:

•	unanticipated costs associated with the target acquisition;
•	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;
•	diversion of management’s attention from other business concerns;
•	the challenges of maintaining focus on, and continuing to execute, core strategies and business plans as our brand and license portfolio grows and becomes more diversified;
•	inability to find suitable licensees for our newly acquired brands;
•	adverse effects on our existing licensing relationships, including our existing licensees terminating their license agreements with us;

•	potential difficulties associated with the retention of key employees and the assimilation of any other employees, who may be retained by us in connection with or as a result of our acquisitions; and
•	risks of entering new domestic and international markets (whether it be with respect to new licensed product categories or new licensed product distribution channels) or markets in which we have limited prior experience.

In the event we acquire intellectual property assets or the companies that own them, our due diligence reviews are subject to inherent uncertainties and may not reveal all potential risks.  We may therefore fail to discover or inaccurately assess undisclosed or contingent liabilities, including liabilities for which we may have responsibility as a successor to the seller or the target company.  In addition, as a successor, we may be responsible for any past or continuing violations of law by the seller or the target company.  Although we generally attempt to seek contractual protections through representations, warranties and indemnities, we cannot be sure that we will obtain such provisions in our acquisitions or that such provisions will fully protect us from all unknown, contingent or other liabilities or costs.  Finally, claims against us relating to any acquisition may necessitate our seeking claims against the seller for which the seller may not, or may not be able to, indemnify us or that may exceed the scope, duration or amount of the seller’s indemnification obligations.

Acquiring additional brands could also have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce our reported earnings in subsequent years. No assurance can be given with respect to the timing, likelihood or financial or business effect of any possible transaction. Moreover, our ability to grow through the acquisition of additional brands will also depend on the availability of capital to complete the necessary acquisition arrangements. In the event that we are unable to obtain debt financing on acceptable terms for a particular acquisition, we may elect to pursue the acquisition through the issuance of shares of our common stock (and, in certain cases, convertible securities) as equity consideration, which could dilute our common stock because it could reduce our earnings per share, and any such dilution could reduce the market price of our common stock. As a result, there is no guarantee that our stockholders will achieve greater returns as a result of any future acquisitions we complete.

In connection with the Galaxy Acquisition, we incurred a substantial amount of indebtedness, which could adversely affect our results of operations and financial condition.

In connection with the Galaxy Acquisition (as defined below), we entered into (i) an amended and restated first lien credit agreement, dated as of August 15, 2014 (as so amended and restated the “First Lien Credit Agreement”), with the guarantors party thereto and Bank of America, N.A., as administrative agent and collateral agent thereunder, which provides for a term loan of up to $75.0 million, a revolving credit facility of up to $25.0 million, $15.0 million of which has been drawn as of December 31, 2014, and a swing line sub-facility of up to $10.0 million, none of which has been drawn as of December 31, 2014, and (ii) a second lien credit agreement with GSO Capital Partners LP, dated as of August 15, 2014 (the “Second Lien Credit Agreement” and together with the First Lien Credit Agreement, the “Loan Agreements”), with guarantors party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder, which provides for a term loan of up to $90.0 million.

Our higher level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay when due the principal of, interest on or other amounts due in respect of such indebtedness. In addition, we may incur additional debt from time to time to finance strategic acquisitions, investments, joint ventures or for other purposes, subject to the restrictions contained in the documents that will be governing our indebtedness. If we incur additional debt, the risks associated with our leverage, including our ability to service debt, would increase.

Our higher level of indebtedness could have other important consequences, which include, but are not limited to, the following:

•	a substantial portion of our cash flow from operations could be required to pay principal and interest on our debt;

•	our interest expense could increase if interest rates increase because the borrowings under the Loan Agreements generally bear interest at floating rates;

•	our leverage could increase our vulnerability to general economic downturns and adverse competitive and industry conditions, placing us at a disadvantage compared to those of our competitors that are less leveraged;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and in the brand licensing industry;

•	our failure to comply with the financial and other restrictive covenants in the documents governing our indebtedness could result in an event of default that, if not cured or waived, results in foreclosure on substantially all of our assets; and

•	our level of debt may restrict us from raising additional financing on satisfactory terms to fund strategic acquisitions, investments, joint ventures and other general corporate requirements.

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

If our business, results of operations or financial condition are adversely affected by one or more of the risk factors described in this Annual Report on Form 10-K or elsewhere in our filings with the SEC, we may be unable to maintain compliance with these financial covenants. If we fail to comply with such covenants, our lenders under the Loan Agreements could demand immediate payment of amounts outstanding under each Loan Agreement. Under such circumstances, we would need to seek alternative financing sources to fund our ongoing operations and to repay amounts outstanding and satisfy our other obligations under our existing borrowing and financing arrangements. Such financing may not be available on favorable terms, if at all. Consequently, we may be restricted in how we fund ongoing operations and strategic initiatives and deploy capital and in our ability to make acquisitions. As a result, our business, results of operations and financial condition may be further adversely affected if we are unable to maintain compliance with the covenants under the Loan Agreements.

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

Our business has grown dramatically since the beginning of 2012. For example, our revenue increased from $5.3 million for the fiscal year 2012 to $22.7 million for the fiscal year 2013 and to $41.8 million for the fiscal year 2014. Our growth has largely resulted from our acquisition of new brands of various sizes. During this period, we acquired several brands (or the rights to use those brands and trademarks) and increased our total number of licensees approximately six-fold. Furthermore, we continue to evaluate and pursue appropriate acquisition opportunities to the extent we believe that such opportunities would be in the best interests of our company and our stockholders. This significant growth has placed considerable demands on our management and other resources and continued growth could place additional demands on such resources. Our ability to compete effectively and to manage future growth, if any, will depend on the sufficiency and adequacy of our current resources and infrastructure and our ability to continue to identify, attract and retain personnel to manage our brands and the businesses we may acquire. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our operations and properly oversee our brands. The failure to support our operations effectively and properly oversee our brands could cause harm to our brands and have a material adverse effect on our brands’ fair values and our business, financial condition and results of operations. In addition, we may be unable to leverage our core competencies in managing apparel brands to managing brands in new product categories or other businesses we may acquire.

Because of the intense competition within our licensees’ markets and the strength of some of their competitors, we and our licensees may not be able to continue to compete successfully.

Our trademark licenses are for products primarily in the apparel, footwear, eyewear and fashion accessories markets, in which our licensees face intense competition. In general, competitive factors include design, quality, price, style, name recognition, service and/or advertising. In addition, changing customer preferences and the limited availability of shelf space could affect competition for our licensees’ products. Many of our licensees’ competitors have greater financial, distribution, marketing and other resources than our licensees and have achieved significant name recognition for their brands. Our licensees may be unable to successfully compete in the markets for their products, and we may not be able to continue to compete successfully with respect to our licensing arrangements.

Our licensees are subject to risks and uncertainties relating to foreign manufacturing and the price, availability and quality of raw materials, which could result in interruptions to their operations or increase their operating costs, thereby affecting their ability to deliver goods to the market, reduce or delay their sales and decrease our potential royalty revenues.

A significant portion of the products sold by our licensees are manufactured overseas. There are substantial risks associated with foreign manufacturing, including changes in laws relating to quotas, and the payment of tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays and international political, regulatory and economic developments. Further, our licensees may experience fluctuations in the price, availability and quality of fabrics and raw materials used by them in their manufactured apparel or purchased finished goods.  Any of these risks could increase our licensees’ operating costs. Our licensees also import finished products and assume all risk of loss and damage with respect to these goods once they are shipped by their suppliers. If these goods are destroyed or damaged during shipment, the revenues of our licensees, and thus our royalty revenues over and above the guaranteed minimum royalty payments, could be reduced as a result of our licensees’ inability to deliver or their delay in delivering their products.

A substantial portion of our licensing revenue is concentrated with a limited number of licensees and retail partners, such that the loss of any of such licensees or retail partners could decrease our revenue and impair our cash flows.

Our two largest licensees accounted for approximately 14% and 12%, respectively, of our total revenue for the fiscal year 2014. In particular, a substantial majority of the licensed products for brands we acquired in 2014 are anticipated to be sold by licensees to Wal-Mart stores. Because we are dependent on these licensees and retail partners for a significant portion of our licensing revenue, if any of them (i) were to have financial difficulties affecting their ability to make payments, (ii) decided not to renew or extend any existing license agreements or arrangements with us or (iii) significantly reduced their sales of these licensed products under any of these license agreements or arrangements, and we were not able to replace the revenue generated by such licensees, then our revenue and cash flows could be reduced substantially.

We may not be able to adequately protect our intellectual property rights, which could compromise our competitive position and decrease the value of our brands.

We own, through our wholly-owned and majority-owned subsidiaries, U.S. federal trademark registrations and foreign trademark registrations for our brands that are vital to the success and further growth of our business. In addition, we own domestic, foreign and international intellectual property registrations for the technology and designs incorporated into Heelys wheeled footwear and Revo eyewear. The loss of or inability to enforce our proprietary rights could adversely affect our business. For instance, if any third party independently develops similar products to those marketed and distributed by our licensees or manufactures knock-offs of such products, it may harm the reputation of our brands, decrease their value and/or cause a decline in our licensees’ sales and thus our revenues. Additionally, the laws of foreign countries may provide inadequate protection for intellectual property rights, making it difficult to enforce such rights in those countries.

We may need to bring legal claims to enforce or protect our intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources and negatively impact our business operations. In addition, notwithstanding the rights we have secured in our intellectual property, third parties may bring claims against us or our licensees alleging that we or our licensees have infringed on their intellectual property rights or that our or our licensees’ intellectual property rights are not valid. Any claims against us or our licensees, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse effect on our business. In addition, to the extent that any of our intellectual property assets is deemed to violate the proprietary rights of third parties in any litigation or proceeding or as a result of any claim, then we and our licensees may be prevented from using it, which could cause a breach or termination of certain license agreements. If our licensees are prevented from using our intellectual property, this could adversely impact the revenues of our licensees with respect to those intellectual property assets, and thus the royalty payments over and above the guaranteed minimum royalty payments could be reduced as a result of the licensees’ inability to continue using our intellectual property. Litigation could also result in a judgment or monetary damages being levied against us and our licensees.

We are dependent upon the services of our Chief Executive Officer, Mr. Yehuda Shmidman, and our Chief Financial Officer, Mr. Gary Klein. If we lose the services of Mr. Shmidman or Mr. Klein, we may not be able to fully implement our business plan and future growth strategy, which would harm our business and prospects.

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

Management expects that we will experience substantial variations in our revenue and operating results from quarter to quarter. We believe that the factors which influence this variability of quarterly results include:

•	the timing of the introduction of new licensed products by our licensees;
•	the level of consumer acceptance of our brands and licensed products;
•	general economic and industry conditions that affect consumer spending and retailer purchasing;
•	the availability of viable licensees that meet our brand criteria; and
•	the timing of marketing expenditures.

As a result of fluctuations in our revenue and operating expenses that may occur, management believes that period-to-period comparisons of our results of operations are not necessarily a good indication of our future performance. It is possible that in some future quarter or quarters, our operating results will be below the expectations of securities analysts or investors. In that case, our stock price could fluctuate significantly.

Our business may be negatively impacted by general economic conditions and weakness in the global economy.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers and distributors, who license our brands. Consumer spending has fluctuated significantly and may become depressed or be subject to deterioration in the near future. The worldwide apparel and consumer products industries are heavily influenced by general economic cycles. Purchases of apparel, footwear, eyewear and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industry, including, among others, prevailing economic conditions, levels of employment, salaries and wage rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause disruptions to the economies of the United States and other countries worldwide and create uncertainties that could depress consumer spending, resulting in a material adverse effect on our business, operating results and financial condition. During periods of recession or economic uncertainty, our licensees may not be able to maintain or increase sales of our branded products to existing customers, make sales to new customers, open or operate new retail stores or maintain sales levels at existing stores. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy.

Our common stock may not meet the continued listing requirements for NASDAQ, in which case our common stock could be delisted.

Our common stock began trading on the NASDAQ Stock Market LLC (“NASDAQ”) on September 24, 2013. NASDAQ requires us to continue to meet certain listing standards, including standards related to our equity and stock price. There can be no assurance that we will continue to satisfy the requirements for continued listing on NASDAQ, in which case our common stock could be delisted by NASDAQ. A delisting of our common stock on NASDAQ would reduce the liquidity and market price of our common stock and the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to access the public capital markets.

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

We have issued a substantial number of shares of common stock that are eligible for resale under Rule 144 (“Rule 144”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and that may become freely tradable. In January 2013 and July 2013, we sold an aggregate of approximately 13.0 million shares of restricted stock in two private placement transactions. Furthermore, (i) in March 2013, we issued approximately 2.8 million shares of restricted stock in a private placement transaction in connection with the Brand Matter Acquisition (as defined in Note 6 to our consolidated financial statements), (ii) in May 2014, we issued approximately 0.6 million shares of restricted stock in a private placement transaction in connection with our acquisition of the remaining 18% interest in William Rast Sourcing, LLC (“Rast Sourcing”) and William Rast Licensing, LLC (“Rast Licensing”) and (iii) in August 2014, we issued approximately 13.8 million shares of restricted stock in a private placement transaction in connection with the Galaxy Acquisition. We subsequently filed a resale shelf registration statement that was declared effective by the SEC, pursuant to which certain of these shares may be resold in the public market. We have also issued warrants and options to purchase our common stock. If the holders of our warrants and options choose to exercise their purchase rights and sell the underlying shares of common stock in the public market or if holders of the shares issued in connection with the private placement transactions, the Brand Matter Acquisition or the Galaxy Acquisition decide to sell their shares in the public market, or if the other holders of the currently restricted shares of our common stock choose to sell such shares in the public market under Rule 144 or pursuant to an effective registration statement, the prevailing market price for our common stock may decline. In addition, we may issue additional shares of common stock in connection with acquisitions or for other business purposes, which could dilute the holdings of our then existing stockholders.

As a former shell company, resales of shares of our restricted common stock in reliance on Rule 144 are subject to additional requirements and Rule 144 may not be available at all if we fail to comply with our reporting obligations.

From time to time we have issued shares of our common stock in transactions exempt from registration requirements, and such shares are “restricted securities” within the meaning of Rule 144. Rule 144 generally permits the resale, subject to various terms and conditions, of restricted securities after they have been held for six months. However, because of our status as a former shell company, Rule 144 is unavailable for the resale of our restricted common stock unless (i) we have satisfied certain reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the twelve months preceding the time of sale, and (ii) at least one year has elapsed since we filed “Form 10 information” with the SEC. We filed Form 10 information with the SEC in 2005 and, since that date, have satisfied our reporting requirements under the Exchange Act. However, there can be no assurance that future reports or other materials will be filed as necessary to maintain the availability of the exemption under Rule 144. If we fail to comply with our reporting obligations under the Exchange Act, Rule 144 will not be available to holders of our restricted common stock, which may limit the holders’ ability to sell such shares. In addition, because of the on-going reporting requirements under Rule 144, restrictive legends on certificates for shares of our common stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

We do not foresee paying dividends in the foreseeable future.

We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing licensing operations, further develop our brands and finance the acquisition of additional brands.

We have a significant amount of goodwill and other intangible assets, including our trademarks, recorded on our balance sheet. As a result of changes in market conditions and declines in the estimated fair value of these assets, we may, in the future, be required to write-down a portion of this goodwill and other intangible assets and such write-down would, as applicable, either decrease our net income or increase our net loss.

As of December 31, 2014, goodwill represented approximately $169.8 million, or approximately 32% of our total consolidated assets, and intangible assets represented approximately $303.0 million, or approximately 58% of our total consolidated assets. Under current accounting principles generally accepted in the United States (“GAAP”), goodwill and indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation based on related estimated fair values, with such testing to be done at least annually. Our trademarks are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any write-down of goodwill or intangible assets resulting from future periodic evaluations would, as applicable, either decrease our net income or increase our net loss and those decreases or increases could be material.

Our use of certain tax attributes may be limited.

We have significant net operating losses (“NOLs”). A valuation allowance has been provided as of December 31, 2014 for the entire amount of our deferred income tax assets, which is mainly related to NOL carryforwards and definite-lived intangible assets. As of December 31, 2014, we have federal and state NOLs available to carryforward to future periods of approximately $32.7 million and $64.8 million, respectively. As more fully described in Note 10 to our consolidated financial statements, we issued our variable rate senior secured convertible debentures due January 31, 2015 (the “Debentures”), warrants to purchase our common stock (the “TCP Warrants”) and shares of Series A Preferred Stock to TCP WR Acquisition, LLC (“TCP WR”) in February 2012. As a result of TCP WR’s investment, in February 2012, we experienced an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), limiting our utilization of any NOLs generated through to February 2012 based upon a formula provided under the Code that is based on our fair market value and prevailing interest rates at the time of the ownership change. We experienced a second ownership change in July 2013 as a result of additional ownership changes. In addition, $5.1 million of these federal NOLs were acquired through the stock acquisition of Heelys, Inc. and are also subject to a separate limitation under the Code. In August 2014, in connection with the Galaxy Acquisition, we acquired $6.6 million of NOLs relating to the Galaxy Acquisition that are also subject to a separate limitation under the Code. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of NOLs could affect our ability to offset future taxable income.

Certain provisions of our corporate documents could delay or prevent a change of control, even if that change would be beneficial to stockholders, or could have a material negative impact on our business.

Certain provisions in our amended and restated certificate of incorporation may have the effect of deterring transactions involving a change in control of us, including transactions in which stockholders might receive a premium for their shares. Our amended and restated certificate of incorporation currently authorizes 150 million shares of common stock to be issued. Based on our outstanding capitalization as of December 31, 2014, and assuming the exercise of all outstanding options and warrants, there is still a substantial number of shares of common stock available for issuance by the board of directors (the “Board”) without stockholder approval, including shares held in treasury. Our amended and restated certificate of incorporation also provides for the issuance of up to 10 million shares of preferred stock, in one or more series, with such designations, rights and preferences as may be determined from time to time by our Board. The authorization of preferred shares empowers the Board, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the common stock. If issued, the preferred stock could also dilute the holders of our common stock and could be used to discourage, delay or prevent a change of control of us.

Our largest stockholders control a significant percentage of our common stock and have appointed two members to our board of directors, which may enable such stockholders, alone or together with our other significant stockholders, to exert influence over corporate transactions and other matters affecting the rights of our stockholders.

Tengram Capital Partners Gen2 Fund, L.P. (“Tengram”) beneficially owns approximately 20.5% and Carlyle Galaxy Holdings, L.P. (“Carlyle”) beneficially owns approximately 14.7% of our outstanding shares of common stock as of March 11, 2015. In addition, the chairman of our Board, Mr. William Sweedler, is a principal of Tengram, and one member of our Board, Mr. Rodney Cohen, is an appointee of Carlyle. As a result, Tengram and Carlyle are able to exercise substantial influence over our Board and matters requiring stockholder approval, including the election of directors and approval of significant corporate actions, such as mergers and other business combination transactions.

Circumstances may occur in which the interests of these stockholders could be in conflict with the interests of our other stockholders. The voting power of these stockholders could also discourage others from seeking to acquire control of us, which may affect the market price of our common stock.

Our lenders have rights that are senior to those of our common stockholders.

Payments of the principal and interest under the Loan Agreements entered in connection with the Galaxy Acquisition are secured by first and second priority liens on, and security interests in, substantially all of our assets. We must make payments under the Loan Agreements before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the claims of our lenders must be satisfied before any distributions can be made on our common stock. As a result, our common stockholders would receive distributions only after priority distributions to our lenders are satisfied and may receive nothing in the event of our bankruptcy, dissolution or liquidation.

Our business, financial condition and results of operations could suffer in the event of security breaches, cyber-attacks or unauthorized disclosures of personal information.

In conducting their business, including their e-commerce business, our licensees and retail partners obtain and transmit confidential information about their customers, including credit card information, through their websites and their information technology systems. While, to the best of our knowledge, our licensees and retail partners have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber-attack, such a security breach or cyber-attack could adversely affect their business and operations, including damaging their reputation and their relationships with their customers, exposing them to risks of litigation and liability, all of which could have a material adverse effect on their ability to meet their minimum net sales requirements and to make guaranteed minimum royalty payments to us in accordance with the terms of their respective license agreements. We cannot assure that our licensees and retail partners will not experience any future security breaches, cyber-attacks or unauthorized disclosures. In addition, as a result of recent security breaches at a number of prominent retailers, the media and public scrutiny of information security and privacy has become more intense and the regulatory environment has become more uncertain. As a result, our licensees and retail partners may incur significant costs to comply with laws regarding the protection and unauthorized disclosure of personal information, which could also negatively impact their ability to meet their minimum net sales requirements and to make guaranteed minimum royalty payments to us, resulting in a material adverse effect on our business, financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 7,500 square feet of office and corporate space, as well as office equipment, in New York, New York for our corporate headquarters under a lease agreement that expires on December 31, 2016. We also lease approximately 10,900 square feet of office and showroom space, as well as office equipment, in New York, New York under a lease agreement that expires on October 31, 2024 and approximately 320,990 square feet of warehouse facility in Fontana, California under a lease agreement that expires on November 30, 2016 assumed in connection with the Galaxy Acquisition.

We believe that the facilities we utilize are well maintained, in good operating condition and adequate to meet our current and foreseeable needs.

Item 3.	Legal Proceedings

From time to time, we are involved in legal matters arising in the ordinary course of business. While we believe that such matters are currently not material, there can be no assurance that matters arising in the ordinary course of business for which we are, or could be, involved in litigation, will not have a material adverse effect on our business, financial condition or results of operations. Contingent liabilities arising from potential litigation are assessed by management based on the individual analysis of these proceedings and on the opinion of our Company’s lawyers and legal consultants. See also Note 12 to our consolidated financial statements for further discussion of legal proceedings to which we are party.

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

	High	Low
Year Ended December 31, 2014
First Quarter	$8.69	$5.35
Second Quarter	$13.81	$7.85
Third Quarter	$14.46	$12.03
Fourth Quarter	$13.11	$11.49

Year Ended December 31, 2013
First Quarter	$7.75	$4.75
Second Quarter	$6.80	$5.45
Third Quarter	$6.03	$5.40
Fourth Quarter	$6.00	$5.00

On March 11, 2015, the closing sales price of our common stock as reported on NASDAQ was $9.66 per share. As of March 11, 2015, there were approximately 371 holders of record of our common stock.

Dividends

Since January 1, 2006, we have not paid or declared cash distributions or dividends on our common stock. We do not intend to pay cash dividends on our common stock in the near future. We currently intend to retain all earnings, if and when generated, to finance our operations. The declaration of cash dividends in the future will be determined by the Board based upon our earnings, financial condition, capital requirements, contractual obligations which may prohibit the payment of dividends, including our current or any future indebtedness, and other relevant factors. Our ability to pay dividends on our common stock and repurchase our common stock is restricted by certain of our current indebtedness and may be restricted or prohibited under future indebtedness.

Equity Compensation Plan

The table below sets forth the information regarding our equity compensation plans as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	88,667	$8.19	N/A

Equity compensation plans not approved by security holders (2)	226,500	$6.51	1,300,685

Equity compensation plans not approved by security holders (3)	698,160	$5.01	N/A

Total	1,013,327		1,300,685

(1)	Consists of options to purchase our common stock issued under our 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”). The 2005 Stock Incentive Plan was replaced by the Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan (the “2013 Stock Incentive Plan”). No new grants were granted under the 2005 Stock Incentive Plan since August 2013, when the 2013 Stock Incentive Plan came into effect.

(2)	Consists of options and warrants to purchase our common stock issued under our 2013 Stock Incentive Plan, pursuant to which an aggregate of 2,500,000 shares have been reserved for issuance. Because we issued 971,815 shares of restricted stock, the number of securities available for future issuance has been reduced. For a description of our 2013 Stock Incentive Plan, see Note 15 to our consolidated financial statements.

(3)	Consists of options and warrants to purchase our common stock issued outside of the equity compensation plans in connection with certain completed financings and acquisitions.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K that were not previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Common Stock Repurchase Programs

We repurchased 75,555 shares of our common stock from employees for tax withholding purposes related to the vesting of restricted stock. We do not currently have in place a repurchase program with respect to our common stock.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1-31	3,846	$12.54	N/A	N/A

November 1-30	65,187	$12.59	N/A	N/A

December 1-31	6,522	$13.07	N/A	N/A

Total	75,555		-	-

(1)	During the fourth quarter of 2014, 75,555 shares were purchased from employees for tax withholding purposes related to the vesting of restricted stock.

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock during the period beginning on December 31, 2009 and ending on December 31, 2014 with the cumulative total return on the Standard & Poor's 500 Composite Index (“S&P 500”) and a Custom Peer Group, which includes Carter’s Inc., Cherokee, Inc., Columbia Sportswear Company, Perry Ellis International, Inc., Guess ? Inc., Hanesbrands, Inc., Iconix Brand Group, Inc., Kate Spade & Co., PVH Corp. and Xcel Brands Inc. The comparison assumes that $100 was invested on December 31, 2009 in our common stock, S&P 500 and the Custom Peer Group. The stock performance shown on the graph should not be considered indicative of future performance.

Item 6.	Selected Financial Data

The following table presents our selected historical financial data for the periods indicated. The selected historical financial data has been derived from our audited consolidated financial statements referred to under Item 8 of this Annual Report on Form 10-K. The following selected historical financial data should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in Item 7 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except share and per share data)
Consolidated Income Statement Data:
Net revenue	$41,837	$22,653	$5,274

Operating expenses	29,806	16,845	11,812

Income (loss) from operations	12,031	5,808	(6,538)

Loss from continuing operations	(646)	(11,142)	(7,394)

Loss from discontinued operations:
Loss from discontinued operations of wholesale business, net of tax	-	(6,244)	(985)
Loss from discontinued operations of retail subsidiary, net of tax	-	-	(795)
Loss from discontinued operations, net of tax	-	(6,244)	(1,780)

Consolidated net loss	(646)	(17,386)	(9,174)

Net (income) loss attributable to noncontrolling interest	(422)	(588)	49

Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1,068)	$(17,974)	$(9,125)

Basic and diluted loss per share:
Continuing operations	$(0.04)	$(0.66)	$(3.04)
Discontinued operations	-	(0.35)	(0.74)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.04)	$(1.01)	$(3.78)

Basic and diluted weighted average common shares outstanding	29,964,604	17,713,140	2,413,199

	December 31,
	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash	$22,521	$25,125	$2,624
Working capital (deficiency) from continuing operations	23,584	17,745	(524)
Intangible assets, net	303,039	115,728	4,293
Total assets	526,363	153,605	8,977
Long-term debt, including current portion	175,500	57,931	3,502
Total equity (deficit)	264,900	81,169	(48)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion summarizes the significant factors affecting our consolidated operating results, financial condition and liquidity and cash flows for the fiscal year ended December 31, 2014. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control.

Licensing and Brand Management Business

We own a portfolio of consumer brands in the fashion, active and lifestyle categories. We promote, market and license these brands and intend to pursue acquisitions of additional brands or rights to brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. Currently, the majority of our revenues are from license agreements with stipulated distribution territories in the United States, but we intend to increase the monetization of our trademarks internationally through additional licenses, partnerships, and other arrangements. In our licensing agreements, our licensing partners are primarily responsible for designing, manufacturing and distributing our licensed products, subject to our continued oversight and marketing support. Our business model allows us to focus on our core competencies of marketing and managing brands without many of the risks and investment requirements associated with a traditional operating company.

Our license agreements with leading retail and wholesale licensees provide us with a predictable stream of guaranteed minimum royalty payments. As of January 2015, we have contractual rights to receive from all of our licensees approximately $188.9 million in aggregate minimum royalty revenue through the balance of the current terms of such licenses, excluding any renewals.

As of December 31, 2014, we had more than 75 licensees, almost all of which are wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of our business strategy, we have previously entered into (and expect in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

Overview of 2014 Events

Acquisition of Galaxy Brand Holdings, Inc.

On August 15, 2014, we consummated transactions pursuant to the agreement and plan of merger, dated as of June 24, 2014 (the “Galaxy Merger Agreement”) with SBG Universe Brands LLC, a Delaware limited liability company and our direct wholly-owned subsidiary (“LLC Sub”), Universe Galaxy Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of LLC Sub, Galaxy and Carlyle (such transactions, collectively the “Galaxy Acquisition”). In connection with the Galaxy Acquisition, we acquired four consumer brands including the fitness brand Avia, basketball brand AND1, outdoor brand Nevados and home goods brand Linens ‘N Things for an aggregate purchase price consisting of (i) $100.0 million of cash, subject to adjustment as set forth in the Galaxy Merger Agreement (which resulted in additional payments of approximately $4.7 million of cash), (ii) 13,750,000 shares of our common stock and (iii) warrants to purchase an aggregate of up to 3,000,000 additional shares of our common stock, subject to the terms and conditions set forth in the Galaxy Merger Agreement.

The warrants are exercisable for an aggregate of up to an additional 3,000,000 shares (the “Warrant Shares”) of our common stock, with an exercise price of $11.20 per share based upon the performance of the Linens ‘N Things brand following the closing. Specifically, (i) if the Linens ‘N Things brand generates net royalties equal to or in excess of $10.0 million in calendar year 2016, 500,000 Warrant Shares will vest, (ii) if the Linens ‘N Things brand generates net royalties equal to or in excess of $15.0 million in calendar year 2016, an additional 1,000,000 Warrant Shares will vest, (iii) if the Linens ‘N Things brand generates net royalties equal to or in excess of $10.0 million in calendar year 2017, 500,000 Warrant Shares will vest, and (iv) if the Linens ‘N Things brand generates net royalties equal to or in excess of $15.0 million in calendar year 2017, an additional 1,000,000 Warrant Shares will vest. There can be no assurance that any or all of the Warrant Shares will vest, as we do not currently derive any royalties from the Linens ‘N Things brand. On the closing date of the Galaxy Acquisition, no value was assigned to the Warrant Shares based on the remote probability that the Linens ‘N Things brand will achieve these performance measurements. We continue to evaluate these performance measurements for each reporting period and determine their fair value if/when the achievement of such performance measurements becomes probable.

In connection with the Galaxy Acquisition, we and the stockholder representative, on behalf of the former Galaxy stockholders and optionholders, entered into a registration rights agreement, dated as of August 15, 2014 (the “Galaxy Registration Rights Agreement”), which grants the stockholder representative, on behalf of former Galaxy stockholders and optionholders, customary registration rights with respect to certain shares of our common stock and the warrants (including the shares of common stock underlying such warrants) issued pursuant to the Galaxy Merger Agreement, including “demand” registration rights for up to three offerings of greater than $10.0 million and “piggyback” registration rights with respect to such securities. The registration rights granted pursuant to the Galaxy Registration Rights Agreement are in addition to our obligation to file a registration statement with respect to such securities as promptly as practicable after the closing date of the Galaxy Acquisition. Pursuant to the Galaxy Registration Rights Agreement, we filed a resale registration statement on Form S-3 relating to the resale of up to (i) 14,331,341 shares of our common stock, (ii) warrants to purchase up to 3,000,000 additional shares of our common stock, subject to adjustment for stock splits, stock dividends or similar transactions, at an exercise price of $11.20 per share, and (iii) 3,000,000 Warrant Shares, subject to adjustment for stock splits, stock dividends or similar transactions, issuable upon the exercise of the warrants. The resale registration statement on Form S-3 was declared effective by the SEC on September 16, 2014. In addition, pursuant to the Galaxy Merger Agreement, Mr. Matthew Eby tendered his resignation as our Class II director and Mr. Rodney Cohen was appointed to serve as our Class II director to fill the vacancy created by the resignation.

In connection with the Galaxy Acquisition, we entered into the First Lien Credit Agreement, which provides for a term loan of up to $75.0 million, a revolving credit facility of up to $25.0 million and a swing line sub-facility of up to $10.0 million, and the Second Lien Credit Agreement, which provides for a term loan of up to $90.0 million. In addition, the First Lien Credit Agreement provides for incremental borrowings of up to $60.0 million, to be allocated pro rata between the term loan and the revolving credit facility, and the Second Lien Credit Agreement provides for incremental borrowings of up to $70.0 million for the purpose of consummating permitted acquisitions, in each case subject to certain customary conditions. On August 15, 2014, $75.0 million was drawn as a term loan under the First Lien Credit Agreement and $90.0 million was drawn as a term loan under the Second Lien Credit Agreement (together, the “New Term Loans”) and $15.0 million was drawn as a revolving loan under the First Lien Credit Agreement (the “Revolving Loan”). The proceeds from the New Term Loans and the Revolving Loan were primarily used to finance the Galaxy Acquisition pursuant to the terms of the Galaxy Merger Agreement, to repay our existing indebtedness, including the Legacy Term Loans (as defined in Note 10 to our consolidated financial statements), and to pay fees and expenses in connection with the foregoing. We expect to use the proceeds from any additional borrowings under the revolving credit facility of the First Lien Credit Agreement for working capital, capital expenditures and other general corporate purposes, and the proceeds from any borrowings under any incremental facilities for working capital purposes and/or for permitted acquisitions.

Term loan borrowings under the First Lien Credit Agreement are subject to amortization of principal (x) on September 30, 2014, in an amount equal to $1.5 million and (y) thereafter, quarterly, in equal amounts of $3.0 million and will mature on August 15, 2019. Borrowings under the First Lien Credit Agreement bear interest at London Interbank Offered Rate (“LIBOR”) or a base rate, plus, in each case, an applicable margin that fluctuates from 3.50% to 3.75% for LIBOR loans and from 1.50% to 1.75% for base rate loans, in each case based on our loan to value ratio, as described in the First Lien Credit Agreement.

The Second Lien Credit Agreement is not subject to amortization and will mature on August 15, 2020. Borrowings under the Second Lien Credit Agreement will bear interest at LIBOR plus 8.00% and will be subject to a LIBOR floor of 1.00%.

Loans under the First Lien Credit Agreement are voluntarily prepayable from time to time in whole or in part and loans under the Second Lien Credit Agreement are voluntarily prepayable after August 15, 2015, in whole or in part, subject in certain cases to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and prepayment premiums as provided in the respective Loan Agreements. Mandatory prepayments of the loans under the Loan Agreements are required (x) in the case of any dispositions of intellectual property, 50% of the orderly liquidation value thereof, (y) in the case of any other dispositions, 100% of the net proceeds thereof and (z) at each fiscal year end, in the amount of 30% of our and our subsidiaries’ Consolidated Excess Cash Flow (as defined in the Loan Agreements), in each case subject to certain exceptions set forth in the Loan Agreements.

Our obligations under the Loan Agreements are guaranteed jointly and severally by each of our domestic subsidiaries (each a “Guarantor” and, collectively, the “Guarantors”), other than Immaterial Subsidiaries (as defined in the Loan Agreements) and certain other excluded subsidiaries and subject to certain other exceptions set forth in the Loan Agreements and the related guarantees (such guarantees provided by the Guarantors, the “Guarantees”). Our and the Guarantors’ obligations under the Loan Agreements and the Guarantees are, in each case, secured by first priority liens (subject, in the case of the Second Lien Credit Agreement, to the liens under the First Lien Credit Agreement) on, and security interests in, substantially all of our and each Guarantor’s present and after acquired assets subject to certain customary exceptions.

In connection with the First Lien Credit Agreement and the Second Lien Credit Agreement, Bank of America, N.A., as the administrative agent, under the First Lien Credit Agreement, and Wilmington Trust, National Association, as the administrative agent under the Second Lien Credit Agreement, entered into the intercreditor agreement, dated as of August 15, 2014 (the “Intercreditor Agreement”), which was acknowledged by us and the Guarantors. The Intercreditor Agreement establishes various inter-lender terms, including, but not limited to, priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in the case of a default, incurrence of additional indebtedness releases of collateral and limitations on the amendment of respective Loan Agreements without consent of the other party.

Acquisition of Remaining Ownership Interest in Rast Sourcing and Rast Licensing

On May 5, 2014, we entered into a merger agreement (the “Tennman Merger Agreement”) with Tennman WR-T, Inc., a Delaware corporation (“Tennman WR-T”), pursuant to which we acquired the remaining 18% interest in Rast Sourcing and Rast Licensing for an aggregate purchase price consisting of (i) approximately $3.1 million of cash and (ii) 581,341 shares of our common stock, valued at approximately $5.0 million. Shares of our common stock issued as part of the consideration pursuant to the Tennman Merger Agreement were issued in a private placement transaction conducted pursuant to Section 4(a)(2) of the Securities Act.

Acquisition of FUL

On November 17, 2014, we made a strategic investment in FUL IP Holdings, LLC (“FUL IP”). FUL IP is a collaborative investment between us and JALP, LLC (“JALP”). FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of approximately $8.9 million. In exchange for a 50.5% economic interest in FUL IP we paid JALP $4.5 million in cash. One of our directors, Mr. Al Gossett, has a partial ownership interest in JALP. JALP’s minority member interest is controlled by Justin Timberlake. In connection with the formation of FUL IP, we and JALP entered into a limited liability company operating agreement of FUL IP on November 17, 2014 (the “FUL IP Operating Agreement”). Subject to certain exceptions, the FUL IP Operating Agreement provides that we have the right to manage, control and conduct the business affairs of FUL IP. The FUL IP Operating Agreement provides that we will receive 50.5% of the distributions and allocation of net profits and losses and distributable assets upon dissolution of FUL IP. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on our consolidated balance sheet at December 31, 2014.

The FUL brand offers bags, backpacks and travel gear with a promise to create quality bags with a fashion edge.  Licensees for the FUL brand include Concept One Accessories for bags, backpacks and travel gear.  The FUL brand is offered through Target, Costco and other retailers in the United States.

Conversion of the Warrants

On December 8, 2014, TCP WR exercised the TCP Warrants to acquire 1,104,762 shares of our common stock (the “TCP Warrant Exercise”) at an exercise price of $2.63 per share for an aggregate exercise price of $2.9 million.

Recently Issued Accounting Standards

In May 2014, the Financial Standards Accounting Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. We are currently evaluating the method and impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 affects entities that grant their employees stock-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the method and impact the adoption of ASU 2014-12 will have on our consolidated financial statements and disclosures.

Critical Accounting Policies, Judgments and Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements. On an on-going basis, we evaluate our estimates and judgments. We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry and current and expected economic conditions, that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition. We have entered into various license agreements that provide revenues based on guaranteed minimum royalty payments and advertising/marketing fees and additional revenues based on a percentage of defined sales. Guaranteed minimum royalty payments and advertising/marketing revenue are recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalty payments exceeding the guaranteed minimum royalty payments are recognized as income during the period corresponding to the licensee's sales. Payments received as consideration of the grant of a license are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue as earned. Revenue is not recognized unless collectability is reasonably assured. If license agreements are terminated prior to the original licensing period, we will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable.

Impairment of Long-Lived Assets and Intangibles. Long-lived assets, representing trademarks, customer agreements, a favorable lease and patents related to our brands, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable. When conducting our annual indefinite-lived intangible asset impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the indefinite-lived intangible asset is impaired, we then test the asset for recoverability. Recoverability of indefinite-lived intangible assets to be held and used is measured by a comparison of the carrying amount of such asset to future discounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We consider our market capitalization and the carrying value of our assets and liabilities, including goodwill, when performing our goodwill impairment test. When conducting our annual goodwill impairment assessment, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, we then apply a two-step impairment test. The two-step impairment test first compares the fair value of our reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, we determine the implied fair value of the reporting unit's goodwill and, if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations.

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

We applied the guidance under Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, as it relates to uncertain tax positions. The implementation of this guidance did not have a significant effect on our accounting and disclosures for income taxes. At December 31, 2014 and 2013, we have certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale operations subsidiary, and do not expect a material change in the twelve months following December 31, 2014. Interest and penalties related to uncertain tax positions, if any, are reported in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include years ended December 31, 2011 through 2014.

Stock-Based Compensation. We account for stock-based compensation under ASC Topic 718, Compensation - Stock Compensation, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value.

We are also required to apply accounting principles with respect to accounting for complex financing transactions that we have consummated in order to finance the growth of our business. These transactions, which generally consist of convertible debt and equity instruments, including warrants, require us to use significant judgment in order to assess the fair values of these instruments at their dates of issuance, which is critical to making a reasonable presentation of our financing costs and how we finance our business.

Contingent Consideration. We recognize the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the acquiree or assets of the acquiree in a business combination.  The contingent consideration is classified as either a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  If classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is resolved.  Increases in fair value are recorded as losses, while decreases are recorded as gains.  If classified as equity, contingent consideration is not remeasured and subsequent settlement is accounted for within equity.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The following table sets forth, for the periods indicated, consolidated statements of operations information:

	Years Ended December 31,		Change	Change
	2014	2013	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$41,837	$22,653	$19,184	84.7%
Operating expenses	29,806	16,845	12,961	76.9%
Income from operations	12,031	5,808	6,223	107.1%
Other income	5	488	(483)	-98.9%
Interest expense	9,746	15,589	(5,843)	-37.5%
Income (loss) before income taxes	2,290	(9,293)	11,583	-124.6%
Provision for income taxes	2,936	1,849	1,087	58.8%
Loss from continuing operations	(646)	(11,142)	10,496	-94.2%
Loss from discontinued operations, net of tax	-	(6,244)	6,244	100.0%
Consolidated net loss	(646)	(17,386)	16,740	96.3%
Net income attributable to noncontrolling interest	(422)	(588)	166	-28.2%
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1,068)	$(17,974)	$16,906	94.1%

The increase in net revenue for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is primarily attributable to the acquisition of the Avia and AND1 brands on August 15, 2014 and the acquisition of several new brands during 2013 that did not impact the full year ended December 31, 2013 and a significant increase in the number of our licensees as a result of these acquisitions. Net revenue for the year ended December 31, 2014 consists primarily of licensing revenue earned from our license agreements relating to the Ellen Tracy, William Rast, Revo, Caribbean Joe, Heelys, DVS, The Franklin Mint and People’s Liberation brands, four and a half months of revenue related to the Avia, AND1 and Nevados brands, which were acquired on August 15, 2014, and one and a half months of revenue related to the FUL brand, which was acquired on November 17, 2014. Net revenue for the year ended December 31, 2013 consists of license revenue earned only from our license agreements related to our Ellen Tracy, William Rast, Caribbean Joe, DVS, Heelys, Revo, The Franklin Mint and People’s Liberation brands, as we did not either own or license any of the other brands during that period. Net revenue for the year ended December 31, 2013 includes only eleven months of revenue related to the Heelys brand, which was acquired on January 24, 2013, nine months of revenue related to the Ellen Tracy and Caribbean Joe brands which were acquired on March 28, 2013, five months of revenue related to the Revo brand which was acquired on August 2, 2013 and two months of revenue from The Franklin Mint brand, which was acquired on November 1, 2013.

Operating expenses increased approximately $13.0 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The primary drivers for this increase included deal costs, stock-based compensation expense, advertising expenses and professional fees. During the year ended December 31, 2014, we incurred deal costs of approximately $7.7 million primarily in connection with the Galaxy Acquisition, as compared to approximately $4.9 million of deal costs recognized in the comparable period of 2013 primarily in connection with the acquisitions of Ellen Tracy, Caribbean Joe, Heelys, Revo and The Franklin Mint brands. We also incurred approximately $0.6 million of settlement and legal costs related to a pre-acquisition litigation matter in which B®and Matter, LLC was named as a party during the year ended December 31, 2014. In addition, we incurred a $0.9 million write-off of JC Penney fixturing for the William Rast business that terminated and relaunched exclusively with Lord & Taylor. Stock-based compensation expense increased approximately $1.1 million due to stock grants that were issued during 2014, recording a full year of expense for stock grants issued in 2013 that did not have a full year of expense in the prior year together with additional expenses incurred to mark-to-market stock granted to consultants. With the acquisition of new brands and our increased marketing presence, advertising expense increased approximately $4.0 million over the prior period. Our headcount has also increased over the comparable period, which led to an increase in payroll expense of approximately $1.5 million. Professional fees increased approximately $1.0 million over the prior year primarily due to additional legal and consulting fees.

Other income for the year ended December 31, 2013 mainly represents a settlement of outstanding accounts receivable deemed uncollectible at the time we acquired the DVS brand in June 2012.

Interest expense during the year ended December 31, 2014 includes interest incurred on our Legacy Term Loans which were repaid on August 15, 2014, interest incurred under our Loan Agreements entered into on August 15, 2014 and interest rate swap of approximately $7.2 million. Also included in interest expense is non-cash interest related to the accretion of the recorded discount associated with the warrants issued in connection with the Legacy Term Loans of approximately $1.1 million, of which approximately $0.9 million was written off due to the Legacy Term Loans being repaid on August 15, 2014, and non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $1.5 million associated with the Loan Agreements and the Legacy Term Loans, of which approximately $0.7 million was written off due to the Second Lien Loan Agreement being repaid.

Interest expense during the year ended December 31, 2013 resulted primarily from the election by TCP WR, in connection with the Brand Matter Acquisition, to convert the aggregate principal amount outstanding under the Debentures into shares of our common stock at a conversion price of $2.63 per share, as adjusted for the reverse stock split (the “TCP Conversion”), as more fully described in Note 10 to our consolidated financial statements. As a result of the TCP Conversion, the remaining unamortized discount of approximately $11.0 million recorded in connection with the beneficial conversion feature and the TCP Warrants issued in connection with the Debentures, as well as the remaining unamortized balance of deferred financing costs of approximately $0.6 million, were recognized as non-cash interest expense. Additionally, interest expense during the year ended December 31, 2013 includes interest incurred on our Legacy Term Loans of approximately $3.4 million, as well as non-cash interest related to the accretion of the discount recorded associated with the warrants issued with the Legacy Term Loans of approximately $0.2 million, and non-cash interest related to the amortization of deferred financing costs of approximately $0.3 million associated with the Legacy Term Loans, as more fully described in Note 10 to our consolidated financial statements.

The provision for income taxes for the year ended December 31, 2014 and 2013 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes.

The loss from discontinued operations for the year ended December 31, 2013 is primarily attributable to the wind down costs associated with the Heelys, Inc. legacy operating business, as a result of our decision to discontinue our wholesale business related to the Heelys brand. These costs mainly represent severance expense, lease termination costs and professional and other fees.

Noncontrolling interest from continuing operations for the year ended December 31, 2014 and 2013 represents net income allocations to Elan Polo, a member of DVS Footwear International, LLC.

Comparison of the Years Ended December 31, 2013 and 2012

The following table sets forth, for the periods indicated, consolidated statements of operations information:

	Years Ended December 31,		Change	Change
	2013	2012	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$22,653	$5,274	$17,379	329.5%
Operating expenses	16,845	11,812	5,033	42.6%
Income (loss) from operations	5,808	(6,538)	12,346	-188.8%
Other income	488	-	488	N/A
Interest expense, net	15,589	829	14,760	1780.5%
Loss before income taxes	(9,293)	(7,367)	(1,926)	26.1%
Provision for income taxes	1,849	27	1,822	6748.1%
Loss from continuing operations	(11,142)	(7,394)	(3,748)	50.7%
Loss from discontinued operations, net of tax	(6,244)	(1,780)	(4,464)	250.8%
Consolidated net loss	(17,386)	(9,174)	(8,212)	89.5%
Net (income) loss attributable to noncontrolling interest	(588)	49	(637)	-1300.0%
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(17,974)	$(9,125)	$(8,849)	97.0%

The increase in net revenue for the year ended December 31, 2013, compared to the year ended December 31, 2012 is primarily attributable to the acquisition of several new brands during 2013 and a significant increase in the number of our licensees as a result of these acquisitions. Net revenue for the year ended December 31, 2013 consists primarily of license revenue earned from our license agreements related to the Ellen Tracy, William Rast, Revo, Caribbean Joe, Heelys, DVS, The Franklin Mint and People’s Liberation brands. Net revenue for the year ended December 31, 2013 includes eleven months of revenues related to our Heelys brand, as this brand was acquired on January 24, 2013, nine months of license revenue from our Ellen Tracy and Caribbean Joe brands, as these brands were acquired on March 28, 2013, five months of license revenue from our Revo brand, as this brand was acquired on August 2, 2013, and two months of revenue from The Franklin Mint brand, as this brand was acquired on November 1, 2013. Net revenue for the year ended December 31, 2012 includes license revenue earned only from our license agreements related to our William Rast, DVS and People’s Liberation brands, as we did not either own or license any of the other brands during that period. Net revenue for the year ended December 31, 2012 only include six months of revenues related to our DVS brand, as this brand was acquired on June 28, 2012.

Our expense structure for the years ended December 31, 2013 and 2012 is not representative of what we expect our normalized brand management and licensing business to be in the future as it includes a large amount of acquisition costs. Of the total operating expenses of approximately $16.9 million for the year ended December 31, 2013, approximately $4.9 million are related to acquisition costs and approximately $12.0 million are related to the day-to-day activities of our Company. Recurring operating expenses of $12.0 million primarily consist of cash-based compensation of approximately $3.3 million, professional fees of approximately $2.2 million, advertising expenses of approximately $1.6 million, stock-based compensation expense of approximately $1.1 million, royalty expenses incurred under our agreement with Tennman WR-T of approximately $0.9 million, travel and other travel-related expenses of approximately $0.6 million and depreciation and amortization of approximately $0.6 million.

Of the total operating expenses of approximately $11.8 million for year ended December 31, 2012, approximately $2.9 million is related to one-time termination benefits, fixed asset impairment charges and lease termination costs in connection with transitioning our licensing operations from Los Angeles, California to New York, New York, approximately $2.7 million is related to acquisition costs, approximately $0.7 million is related to restricted stock compensation granted in connection with the commencement of employment of our new executive team, and approximately $5.6 million is related to the day-to-day activities of our Company. Recurring operating expenses of approximately $5.6 million primarily consist of compensation of approximately $1.6 million, professional fees of approximately $1.2 million, royalty expenses incurred under our agreement with Tennman WR-T of approximately $0.9 million, advertising expenses of approximately $0.6 million and depreciation and amortization of approximately $0.3 million.

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

Other income for the year ended December 31, 2013 mainly represents a settlement of outstanding accounts receivable deemed uncollectible at the time we acquired the DVS brand in June 2012.

Interest expense during the year ended December 31, 2013 resulted primarily from the TCP Conversion, as more fully described in Note 10 to our consolidated financial statements. As a result of the TCP Conversion, the remaining unamortized discount of approximately $11.0 million recorded in connection with the beneficial conversion feature and TCP Warrants issued in connection with the Debentures, as well as the remaining unamortized balance of deferred financing costs of approximately $0.6 million, were recognized as non-cash interest expense. Additionally, interest expense during the year ended December 31, 2013 includes interest incurred on our Legacy Term Loans of approximately $3.4 million, as well as non-cash interest related to the accretion of the discount recorded associated with the warrants issued with the Legacy Term Loans of approximately $0.2 million, and non-cash interest related to the amortization of deferred financing costs of approximately $0.3 million associated with the Legacy Term Loans, as more fully described in Note 10 to our consolidated financial statements.

Interest expense for the year ended December 31, 2012 resulted primarily from interest due on our promissory notes payable in the aggregate principal amount of approximately $1.8 million through the date of their repayment on February 3, 2012, interest at a rate of LIBOR on the Debentures and non-cash interest related to the accretion of the valuation discount and amortization of deferred financing costs associated with the Debentures.

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

The loss from discontinued operations for the year ended December 31, 2013 is primarily attributable to the wind down costs associated with the Heelys, Inc. legacy operating business, as a result of our decision to discontinue our wholesale business related to the Heelys brand. As of December 31, 2013, these costs mainly represent severance expense, lease termination costs and professional and other fees. The loss from discontinued operations for the year ended December 31, 2012 is primarily attributable to the wind-down of the wholesale business related to our People’s Liberation and William Rast branded products and our retail operations.

Noncontrolling interest from continuing operations for the years ended December 31, 2013 and 2012 represents net (income) loss allocations to Elan Polo, a member of DVS Footwear International, LLC.

Liquidity and Capital Resources

Liquidity

As of December 31, 2014, our continuing operations had cash of approximately $22.5 million, a working capital balance of approximately $23.6 million and outstanding debt obligations under the Loan Agreements of $175.5 million. As of December 31, 2013, our continuing operations had cash of approximately $25.1 million, a working capital balance of approximately $17.7 million and outstanding debt obligations under the Legacy Term Loans of approximately $57.9 million. Working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations. We believe that cash from operations and our currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. See Notes 10, 19 and 20 to our consolidated financial statements for a description of certain prior financings consummated by us.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the years ended December 31, 2014, 2013 and 2012 are summarized in the following table:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)

Operating activities	$(2,154)	$880	$(4,503)
Investing activities	(113,259)	(92,038)	(4,972)
Financing activities	113,810	118,097	14,030
Net (decrease) increase in cash from continuing operations	$(1,603)	$26,939	$4,555

Operating Activities

Net cash used in operating activities from continuing operations was approximately $2.2 million for the year ended December 31, 2014 as compared to net cash provided by operating activities of approximately $0.9 million for the year ended December 31, 2013. Net non-cash expenses of approximately $9.2 million offset by our consolidated net loss of approximately $0.7 million and changes in operating assets and liabilities that used approximately $10.7 million in cash for the year ended December 31, 2014 were the main factors contributing to the net cash used in operating activities in 2014. Net non-cash expenses for the year ended December 31, 2014 include net non-cash expenses of approximately $1.1 million related to depreciation and amortization, approximately $2.4 million related to the amortization and write-off of debt discount and deferred financing costs, approximately $2.5 million related to deferred income taxes, $0.9 million related to the write-off of JC Penney fixturing for the William Rast business that terminated and relaunched exclusively with Lord & Taylor and approximately $2.2 million related to stock-based compensation expense. Net non-cash expenses for the year ended December 31, 2013 of approximately $22.3 million offsetting our consolidated net loss of approximately $17.4 million for the year ended December 31, 2013 were the main factors contributing to the net cash provided by operating activities in 2013. Non-cash expenses for the year ended December 31, 2013 primarily consisted of approximately $12.1 million related to the amortization of debt discount and deferred financing costs, approximately $1.8 million related to deferred income taxes and approximately $1.1 million related to stock-based compensation expense.  Consolidated net loss for the year ended December 31, 2013 also includes approximately $6.2 million of loss from discontinued operations. Changes in operating assets and liabilities used approximately $4.1 million of cash.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $113.3 million for the year ended December 31, 2014, primarily consisting of cash paid for the acquisition of our Avia, AND1, Nevados, Linens ‘N Things and FUL brands and the remaining 18% interest in Rast Sourcing and Rast Licensing, as further discussed in Note 6 to our consolidated financial statements, and the acquisition of intangible assets and property and equipment. Net cash used in investing activities from continuing operations was approximately $92.0 million for the year ended December 31, 2013, primarily consisting of approximately $90.8 million net cash paid for the acquisitions of our Heelys, Ellen Tracy, Caribbean Joe, Revo and The Franklin Mint brands, as further discussed in Note 6 to our consolidated financial statements.

Financing Activities

Net cash provided by financing activities from continuing operations for the year ended December 31, 2014 amounted to approximately $113.8 million as compared to approximately $118.1 million for the year ended December 31, 2013. We received $180.0 million of proceeds under the Loan Agreements, which were primarily used to finance the Galaxy Acquisition pursuant to the terms of the Galaxy Merger Agreement, to repay our existing indebtedness, including the Legacy Term Loans, and to pay approximately $4.7 million of fees and expenses in connection with the foregoing, and for general corporate purposes. We received $2.9 million from the TCP Warrant Exercise, as further discussed in Notes 10 and 17 to our consolidated financial statements. We made $59.0 million of repayments under the Legacy Term Loans and $4.5 million under the Loan Agreements for the year ended December 31, 2014. In January 2013, we received proceeds of approximately $22.4 million in connection with the 2012 PIPE Transaction, as defined in Note 17 and as further discussed in Note 19 to our consolidated financial statements. A portion of the proceeds was used to fund the acquisition of the Heelys brand. In March 2013, we received $65.0 million of proceeds under the Legacy Term Loans, which were mainly used for the Brand Matter Acquisition, to pay fees and expenses in connection therewith, to finance capital expenditures and for general corporate purposes. We made $6.0 million of repayments under the Legacy Term Loans during the year ended December 31, 2013. In July 2013, we received an additional $44.0 million of proceeds in connection with the 2013 PIPE Transaction, as defined in Note 17 and as further discussed in Note 20 to our consolidated financial statements. A portion of the proceeds was used to fund the acquisition of the Revo and The Franklin Mint brands. Cash paid for fees and other costs incurred in connection with the 2012 PIPE Transaction and the 2013 PIPE Transaction and the Legacy Term Loans amounted to approximately $6.3 million.

Contractual Obligations

Our material contractual obligations as of December 31, 2014 are summarized as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
	(in thousands)

Operating leases	$11,385	$2,893	$3,550	$1,380	$3,562
Long-term debt obligations:
New Term Loans	160,500	13,253	24,000	33,247	90,000
Revolving Loan	15,000	-	-	15,000	-
Total	$186,885	$16,146	$27,550	$49,627	$93,562

Future Capital Requirements

We believe cash on hand and cash from operations will be sufficient to meet our capital requirements for the twelve months following December 31, 2014, as they relate to our current operations. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands, and we cannot be certain that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future, if at all.

Off-Balance Sheet Arrangements

At December 31, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for a full description of recent accounting pronouncements including the respective expected dates of adoption and effects on results of operations and financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We limit exposure to foreign currency fluctuations by requiring the majority of our licenses to be denominated in U.S. dollars. One of our licenses is denominated in Canadian dollars. If there were an adverse change in the exchange rate from Canadian to U.S. dollars of less than 10%, the expected effect on net income would be immaterial.

Our earnings may also be affected by changes in LIBOR interest rates as a result of our Loan Agreements. An increase in interest rates affecting the Loan Agreements would not have had a material effect on our results of operations during the years ended December 31, 2014 and 2013. As further discussed in Note 10 to our consolidated financial statements, we have entered into an interest rate swap to mitigate the effects of a change in LIBOR interest rates.

Item 8.	Financial Statements and Supplementary Data

The financial statements and supplementary data required to be submitted in response to this Item 8 are set forth after Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed in our Current Report on Form 8-K filed on December 23, 2013, the audit committee of the Board approved the engagement of CohnReznick LLP as our independent registered public accounting firm effective December 22, 2013. There were no disagreements or reportable events related to the change in accountants requiring disclosure under Item 304(b) of Regulation S-K during the years ended December 31, 2014 and 2013.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework, as issued in 2013. Based on our management’s assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2014, based on those criteria.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. The effectiveness of our internal controls over financial reporting as of December 31, 2014 has been audited by CohnReznick LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sequential Brands Group, Inc. and Subsidiaries

We have audited Sequential Brands Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sequential Brands Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sequential Brands Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sequential Brands Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years then ended, and the related financial statement schedule of Sequential Brands Group, Inc. and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

New York, NY

March 16, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained under the captions “Directors and Executive Officers” and “Corporate Governance” in the proxy statement for the annual meeting of stockholders to be held on May 27, 2015 (the “Proxy Statement”) to be filed with the SEC within 120 days after December 31, 2014, which is incorporated herein by reference in response to this item.

Code of Ethics

We have adopted a Code of Ethics applicable to all members of our Board and to all of our employees and executive officers, including our Chief Executive Officer and Chief Financial Officer. The Code of Ethics constitutes a “code of ethics” as defined by applicable SEC rules and a “code of conduct” as defined by applicable NASDAQ rules. The Code of Ethics has been publicly filed with the SEC and is incorporated by reference as an exhibit to this Annual Report on Form 10-K. Our code of ethics is posted on our website located at www.sequentialbrandsgroup.com in the section titled “Investor Relations—Corporate Governance.” You may also request a copy of the Code of Ethics by writing or calling us at:

SEQUENTIAL BRANDS GROUP, INC.

Attn: Investor Relations

5 Bryant Park, 30th Floor

New York, New York 10018

Tel.: (646) 564-2577

Any amendment or waiver of the Code of Ethics pertaining to a member of our Board or one of our executive officers will be disclosed on our website within four business days.

Item 11.	Executive Compensation

The information required by this item will be contained under the caption “Executive Compensation” in the Proxy Statement, which is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

 The information required by this item will be contained under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in the Proxy Statement, which is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services

 The information required by this item will be contained under the caption “Principal Accounting Fees and Services” in the Proxy Statement, which is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

1.	Financial Statements.

See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

2.	Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts is required to be filed by Item 8 of the Annual Report on Form 10-K.

All other schedules are omitted because the information is inapplicable or presented in the Notes to the Consolidated Financial Statements.

3.	Exhibits. See Item 15(b) below.

(b)	Exhibits. We have filed, or incorporated by reference into this Annual Report on Form 10-K, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Annual Report on Form 10-K.

(c)	Financial Statement Schedule. See Item 15(a) above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sequential Brands Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sequential Brands Group, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the years then ended. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. Sequential Brands Group, Inc. and Subsidiaries management is responsible for these consolidated financial statements and financial statement schedule. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sequential Brands Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sequential Brands Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ CohnReznick LLP

New York, New York
March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders:

Sequential Brands Group, Inc., formerly People’s Liberation, Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sequential Brands Group, Inc., formerly People’s Liberation, Inc., and Subsidiaries (the “Company”) as of December 31, 2012 (not presented herein) and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Grant Thornton LLP

Los Angeles, CA
April 1, 2013

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2014	2013

Assets
Current Assets:
Cash	$22,521	$25,125
Accounts receivable, net	15,720	5,286
Prepaid expenses and other current assets	5,681	1,645
Current assets held for disposition from discontinued operations of wholesale business	162	213
Total current assets	44,084	32,269

Property and equipment, net	2,255	986
Intangible assets, net	303,039	115,728
Goodwill	169,786	1,225
Other assets	7,199	3,397
Total assets	$526,363	$153,605

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$6,691	$4,963
Deferred license revenue	394	1,348
Long-term debt, current portion	13,253	8,000
Current liabilities held for disposition from discontinued operations of wholesale business	236	1,105
Total current liabilities	20,574	15,416

Long-Term Liabilities:
Long-term debt	162,247	49,931
Deferred tax liability	77,056	4,339
Other long-term liabilities	886	1,866
Long-term liabilities held for disposition from discontinued operations of wholesale business	700	884
Total long-term liabilities	240,889	57,020
Total liabilities	261,463	72,436

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; none issued and outstanding at December 31, 2014 and 2013	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 39,694,117 and 25,284,737 shares issued at December 31, 2014 and 2013, respectively, and 39,300,580 and 25,057,988 shares outstanding at December 31, 2014 and 2013, respectively	39	25
Additional paid-in capital	295,719	114,411
Accumulated other comprehensive loss	(36)	0
Accumulated deficit	(35,959)	(34,890)
Treasury stock, at cost; 197,784 and 122,229 shares at December 31, 2014 and 2013, respectively	(1,643)	(690)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	258,120	78,856
Noncontrolling interest	6,780	2,313
Total equity	264,900	81,169
Total liabilities and equity	$526,363	$153,605

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2014	2013	2012

Net revenue	$41,837	$22,653	$5,274

Operating expenses	29,806	16,845	11,812

Income (loss) from operations	12,031	5,808	(6,538)

Other income	5	488	-

Interest expense	9,746	15,589	829

Income (loss) before income taxes	2,290	(9,293)	(7,367)

Provision for income taxes	2,936	1,849	27

Loss from continuing operations	(646)	(11,142)	(7,394)

Loss from discontinued operations:
Loss from discontinued operations of wholesale business, net of tax	-	(6,244)	(985)
Loss from discontinued operations of retail subsidiary, net of tax	-	-	(795)
Loss from discontinued operations, net of tax	-	(6,244)	(1,780)

Consolidated net loss	(646)	(17,386)	(9,174)

Net (income) loss attributable to noncontrolling interest	(422)	(588)	49

Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1,068)	$(17,974)	$(9,125)

Basic and diluted loss per share:
Continuing operations	$(0.04)	$(0.66)	$(3.04)
Discontinued operations	-	(0.35)	(0.74)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(0.04)	$(1.01)	$(3.78)

Basic and diluted weighted average common shares outstanding	29,964,604	17,713,140	2,413,199

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Years Ended December 31,
	2014	2013	2012

Consolidated net loss	$(646)	$(17,386)	$(9,174)

Other comprehensive loss, net of tax:
Unrealized loss on interest rate hedging transactions	(36)	-	-
Other comprehensive loss, net of tax	(36)	-	-

Comprehensive loss	(682)	(17,386)	(9,174)

Comprehensive (income) loss attributable to noncontrolling interests	(422)	(588)	49
Comprehensive loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1,104)	$(17,974)	$(9,125)

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid- in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity (Deficit)	Interest	Equity (Deficit)
Balance at January 1, 2012	2,400,171	$2	-	$-	$2,372	$-	$(7,791)	-	$-	$(5,417)	$-	$(5,417)

Fair value of warrants issued for services	-	-	-	-	183	-	-	-	-	183	-	183

Issuance of Series A preferred stock, including fair value of warrants and beneficial conversion feature	-	-	14,500	-	11,562	-	-	-	-	11,562	-	11,562

Net loss attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	(49)	(49)

Redemption of fractional shares following stock split	(344)	-	-	-	-	-	-	-	-	-	-	-

Noncontrolling member interest contribution	-	-	-	-	-	-	-	-	-	-	2,124	2,124

Stock based compensation	476,196	1	-	-	673	-	-	-	-	674	-	674

Net loss attributable to common stockholders	-	-	-	-	-	-	(9,125)	-	-	(9,125)	-	(9,125)

Balance at December 31, 2012	2,876,023	3	14,500	-	14,790	-	(16,916)	-	-	(2,123)	2,075	(48)

Issuance of common stock in connection with the 2013 PIPE Transaction, net of offering costs	8,000,000	8	-	-	40,742	-	-	-	-	40,750	-	40,750

Issuance of common stock in connection with the 2012 PIPE Transaction, net of offering costs	4,966,667	5	-	-	21,207	-	-	-	-	21,212	-	21,212

Issuance of common stock in connection with conversion of Debentures	5,523,810	5	-	-	14,495	-	-	-	-	14,500	-	14,500

Redemption of preferred stock in connection with conversion of Debentures	-	-	(14,500)	-	-	-	-	-	-	-	-	-

Issuance of common stock in connection with acquisition	2,833,590	3	-	-	19,832	-	-	-	-	19,835	-	19,835

Fair value of warrants issued in connection with financing	-	-	-	-	1,269	-	-	-	-	1,269	-	1,269

Fair value of warrants issued in connection with acquisitions	-	-	-	-	419	-	-	-	-	419	-	419

Fair value of warrants issued for services	-	-	-	-	436	-	-	-	-	436	-	436

Issuance of common stock in connection with stock option exercises	41,473	-	-	-	104	-	-	-	-	104	-	104

Cashless exercise of warrants	808,175	1	-	-	(1)	-	-	-	-	-	-	-

Stock based compensation	8,250	-	-	-	1,118	-	-	-	-	1,118	-	1,118

Repurchase of common stock	-	-	-	-	-	-	-	122,229	(690)	(690)	-	(690)

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(350)	(350)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	588	588

Net loss attributable to common stockholders	-	-	-	-	-	-	(17,974)	-	-	(17,974)	-	(17,974)

Balance at December 31, 2013	25,057,988	25	-	-	114,411	-	(34,890)	122,229	(690)	78,856	2,313	81,169

Issuance of common stock in connection with stock option exercises	87,667	-	-	-	417	-	-	-	-	417	-	417

Issuance of common stock in connection with acquisition of Rast Sourcing and Rast Licensing	581,341	1	-	-	(3,110)	-	-	-	-	(3,109)	-	(3,109)

Issuance of common stock in connection with acquisition of Galaxy Brand Holdings, Inc.	12,374,990	12	-	-	178,918	-	-	-	-	178,930	-	178,930

Stock-based compensation	93,832	-	-	-	2,184	-	-	-	-	2,184	-	2,184

Issuance of common stock in connection with warrant exercise	1,104,762	1	-	-	2,899	-	-	-	-	2,900	-	2,900

Unrealized loss on interest rate hedging transactions	-	-	-	-	-	(36)	-	-	-	(36)	-	(36)

Repurchase of common stock	-	-	-	-	-	-	-	75,555	(953)	(953)	-	(953)

Noncontrolling member interest contribution	-	-	-	-	-	-	-	-	-	-	4,411	4,411

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(366)	(366)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	422	422

Net loss attributable to common stockholders	-	-	-	-	-	-	(1,068)	-	-	(1,068)	-	(1,068)

Balance at December 31, 2014	39,300,580	$39	-	$-	$295,719	$(36)	$(35,959)	197,784	$(1,643)	$258,120	$6,780	$264,900

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net loss	$(646)	$(17,386)	$(9,174)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Loss from discontinued operations	-	6,244	1,780
Provision for bad debts	75	250	-
Depreciation and amortization	1,107	598	296
Stock-based compensation	2,184	1,118	674
Amortization of debt discount and deferred financing costs	2,444	12,104	792
Fair value of warrants issued for services rendered	-	436	183
Fair value of warrants issued in connection with acquisition	-	26	-
Gain on bargain purchase of business	-	(227)	-
Disposal of assets not placed into use	900	-	-
Loss on disposal of fixed assets	-	-	184
Deferred income taxes	2,468	1,786	-
Changes in operating assets and liabilities:
Receivables	(7,062)	(4,896)	414
Prepaid expenses and other assets	(415)	(477)	(454)
Accounts payable and accrued expenses	(1,106)	(1,055)	2,161
Deferred license revenue	(1,087)	789	(1,359)
Other liabilities	(1,016)	1,570	-
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	(2,154)	880	(4,503)
CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(1,001)	(4,438)	(2,174)
CASH USED IN OPERATING ACTIVITIES	(3,155)	(3,558)	(6,677)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired	(111,579)	(90,846)	(8,550)
Proceeds from sale of non-core assets derived from DVS acquisition	-	-	3,590
Acquisition of intangible assets	(545)	(277)	-
Acquisition of property and equipment	(1,135)	(950)	(12)
Restricted cash	-	35	-
CASH USED IN INVESTING ACTIVITIES	(113,259)	(92,038)	(4,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan and revolver	180,000	65,000	-
Proceeds from the sale of common stock	-	66,350	-
Proceeds from options exercised	417	104	-
Proceeds from warrants exercised	2,900	-	-
Proceeds from senior secured convertible debentures	-	-	14,500
Investment by noncontrolling member interest	-	-	2,124
Repayment of note payable	(63,500)	(6,000)	(1,000)
Deferred financing costs	(4,688)	(1,929)	(844)
Offering costs	-	(4,388)	-
Repurchase of common stock	(953)	(690)	-
Noncontrolling interest distributions	(366)	(350)	-
Repayment of note payable to related parties	-	-	(750)
CASH PROVIDED BY FINANCING ACTIVITIES	113,810	118,097	14,030

NET (DECREASE) INCREASE IN CASH	(2,604)	22,501	2,381
CASH — Beginning of year	25,125	2,624	243
CASH — End of year	$22,521	25,125	$2,624
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$6,684	$3,428	$82
Taxes	$484	$-	$42

NON-CASH INVESTING AND FINANCING ACTIVITES:
Conversion of senior secured convertible debentures to common stock	$-	$14,500	$-
Common stock issued in connection with acquisitions	$183,975	$19,835	$-
Fair value of warrants issued in connection with acquisition	$-	$393	$-
Fair value of warrants issued in financing transaction	$-	$1,269	$4,215
Cashless exercise of warrants	$-	$1	$-
Debt discount - beneficial conversion feature on senior secured convertible debentures	$-	$-	$7,347

See Notes to Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Overview

Sequential Brands Group, Inc. (the “Company”), through its wholly-owned and majority-owned subsidiaries, owns a portfolio of consumer brands in the fashion, active and lifestyle categories. The Company promotes, markets and licenses these brands and intends to pursue acquisitions of additional brands or rights to brands. The Company has licensed and intends to license its brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In its license agreements, the Company’s licensing partners are responsible for designing, manufacturing and distributing the Company’s licensed products. As of December 31, 2014, the Company had more than 75 licensees, almost all of which were wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of the Company’s business strategy, the Company has previously entered into (and expects in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

In the second half of 2011, the Company changed its business model to focus on licensing and brand management. Prior to this, the Company designed, marketed and provided, on a wholesale basis, branded apparel and apparel accessories, as well as operated retail stores to sell its branded products. In the second half of 2011, the Company discontinued its wholesale distribution of branded apparel and apparel accessories, liquidated its existing inventory and closed its remaining retail stores. To reflect the Company’s business transition, in March 2012, the Company’s corporate name was changed from People’s Liberation, Inc. to Sequential Brands Group, Inc.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Discontinued Operations

The Company accounted for the decisions to close down its wholesale and retail operations as discontinued operations in accordance with the guidance provided in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 360, Accounting for Impairment or Disposal of Long-Lived Assets, which requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of or classified as held for sale, the results of operations for the periods presented are reclassified into separate line items in the statements of operations. Assets and liabilities are also reclassified into separate line items on the related balance sheets for the periods presented. The statements of cash flows for the periods presented are also reclassified to reflect the results of discontinued operations as separate line items.

In April 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which provides a narrower definition of discontinued operations than under existing GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results should be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. The amendments in ASU 2014-08 are effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early application permitted.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

Revenue Recognition

The Company has entered into various license agreements that provide revenues based on guaranteed minimum royalty payments and advertising/marketing fees and additional revenues based on a percentage of defined sales. Guaranteed minimum royalty payments and advertising/marketing revenue are recognized on a straight-line basis over the term of each contract year, as defined, in each license agreement. Royalty payments exceeding the guaranteed minimum royalty payments are recognized as income during the period corresponding to the licensee’s sales. Payments received as consideration of the grant of a license are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue as earned. Revenue is not recognized unless collectability is reasonably assured.

If license agreements are terminated prior to the original licensing period, the Company will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $0.2 million and approximately $0.1 million at December 31, 2014 and 2013, respectively.

The Company’s accounts receivable amounted to approximately $15.7 million and approximately $5.3 million as of December 31, 2014 and 2013, respectively. Three licensees accounted for approximately 54% (23%, 21% and 10%) of the Company’s total consolidated accounts receivable balance as of December 31, 2014 and four licensees accounted for approximately 71% (35%, 14%, 11% and 11%) of the Company’s total consolidated accounts receivable balance as of December 31, 2013. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

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

Depreciation and amortization of property and equipment is computed using the straight-line method based on estimated useful lives of the assets as follows:

Furniture and fixtures	5 years
Office equipment	5 to 7 years
Machinery and equipment	5 to 7 years
Leasehold improvements	Term of the lease or the estimated life of the related improvements, whichever is shorter.
Computer software	5 years
Websites	3 years

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

Convertible Instruments

The Company reviews all of its convertible instruments for the existence of an embedded conversion feature which may require bifurcation if certain criteria are met. The criteria, if met, require companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments. These three criteria include circumstances in which:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

(a)	the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract;

(b)	the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur; and

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

Treasury Stock

Treasury stock is recorded at cost as a reduction of equity in the accompanying consolidated balance sheets.

Preferred Stock

Preferred stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. The Company classifies conditionally redeemable preferred stock (if any), which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies preferred stock as a component of equity.

The Company’s preferred stock does not feature any redemption rights within the holders’ control or conditional redemption features not solely within its control as of December 31, 2014 and 2013. Accordingly, all issuances of preferred stock are presented as a component of equity. The Company did not have any preferred stock outstanding as of December 31, 2014 and 2013.

Common Stock Purchase Warrants and Derivative Financial Instruments

The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control) or (ii) gives the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). The Company assesses classification of its common stock purchase warrants and other freestanding derivatives, if any, at each reporting date to determine whether a change in classification between assets and liabilities is required. The Company determined that its outstanding common stock purchase warrants satisfied the criteria for classification as equity instruments at December 31, 2014 and 2013.

Advertising

Advertising costs related to media ads are charged to expense as of the first date the advertisements take place. Advertising costs related to campaign ads, such as production and talent, are expensed over the term of the related advertising campaign. Advertising expenses included in operating expenses approximated $5.6 million, $1.6 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-Based Compensation

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. For restricted stock, for which restrictions lapse with the passage of time (“time-based restricted stock”), compensation cost is recognized on a straight-line basis, reduced for estimated forfeitures, over the period between the issue date and the date that restrictions lapse. Time-based restricted stock is included in total common shares outstanding upon the lapse of any restrictions. For restricted stock, for which restrictions are based on performance measures (“performance-based restricted stock”), restrictions lapse when those performance measures have been deemed achieved. Compensation cost for performance-based restricted stock is recognized on a straight-line basis, reduced for estimated forfeitures, over the date when the likelihood of the shares being earned is deemed probable and the end of the fiscal year on or on the date that awards are approved by the Compensation Committee on a discretionary basis. Performance-based restricted stock is included in total common shares outstanding upon the lapse of any restrictions. Performance-based restricted stock is included in total diluted shares outstanding when the performance measures have been deemed achieved but not issued.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

Compensation cost for stock options and warrants, in accordance with accounting for share-based payment under GAAP, is calculated using the Black-Scholes valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the requisite service period of the grant.  Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and are revised in subsequent periods if actual forfeitures differ from those estimates.

Compensation costs for restricted stock granted to consultants are marked-to-market to the Company’s stock price for each reporting period.

Income Taxes

Current income taxes are based on the respective periods’ taxable income for federal, foreign and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. At December 31, 2014 and 2013, the Company has certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale operations subsidiary, and does not expect a material change in the twelve months following December 31, 2014. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2011 through 2014.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. The shares used to calculate basic and diluted EPS consist of the following:

	Years Ended December 31,
	2014	2013	2012

Basic weighted average common shares outstanding	29,964,604	17,713,140	2,413,199
Warrants	-	-	-
Unvested restricted stock	-	-	-
Acquisition hold back shares	-	-	-
Stock options	-	-	-
Diluted weighted average common shares outstanding	29,964,604	17,713,140	2,413,199

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

The computation of diluted EPS for the years ended December 31, 2014, 2013 and 2012 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Years Ended December 31,
	2014	2013	2012
Senior secured convertible debentures	-	-	5,523,810
Warrants	1,421,578	1,744,922	2,250,762
Acquisition hold back shares	523,630	-	-
Unvested restricted stock	247,937	464,847	357,147
Stock options	156,126	413,667	404,800
	2,349,271	2,623,436	8,536,519

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash and accounts receivable. Cash is held for use for working capital needs and/or future acquisitions. Substantially all of the Company’s cash is deposited with high quality financial institutions. At times, however, such cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of December 31, 2014.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history and the nature of the Company’s royalty revenues.

Customer Concentrations

The Company recorded net revenues of approximately $41.8 million, $22.7 million and $5.3 million during the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2014, two licensees represented at least 10% of net revenue, accounting for 14% and 12% of the Company’s net revenue. During the year ended December 31, 2013, three licensees accounted for 18%, 11% and 10% of the Company’s net revenue. During the year ended December 31, 2012, three licensees accounted for 63%, 14% and 10% of the Company’s net revenue.

Loss Contingencies

We recognize contingent losses that are both probable and estimable. In this context, we define probability as circumstances under which events are likely to occur. The Company records legal costs pertaining to contingencies as incurred.

Contingent Consideration

We recognize the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the acquiree or assets of the acquiree in a business combination.  The contingent consideration is classified as either a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  If classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is resolved.  Increases in fair value are recorded as losses, while decreases are recorded as gains.  If classified as equity, contingent consideration is not remeasured and subsequent settlement is accounted for within equity.

Noncontrolling Interest

Noncontrolling interest from continuing operations recorded for the years ended December 31, 2014, 2013 and 2012 represents income and loss allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC, net of member distributions. In connection with the strategic investment in FUL IP Holdings, LLC (“FUL IP”) in November 2014, the Company recorded a noncontrolling interest of $4.4 million in the consolidated statement of equity at December 31, 2014.

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. Our chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, we only have a single operating and reportable segment. In addition, we have no foreign operations or any assets in foreign locations. All of our domestic operations consist of a single revenue stream, which is the licensing of our trademark portfolio.

 SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of ASU 2014-09 is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period (“ASU 2014-12”). ASU 2014-12 affects entities that grant their employees stock-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-12 will have on the Company’s consolidated financial statements and disclosures.

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

DECEMBER 31, 2014, 2013 AND 2012

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

As of December 31, 2014 and 2013, there are no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s interest rate swap (see Note 10) and the contingent earn outs relating to the Linens ‘N Things brand and FUL IP (see Note 6). The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at December 31, 2014 and 2013:

		Carrying Value		Fair Value
Financial Instrument	Level	12/31/14	12/31/13	12/31/14	12/31/13
		(in thousands)
Cash	1	$22,521	$25,125	$22,521	$25,125
Accounts receivable	2	$15,720	$5,286	$15,720	$5,286
Accounts payable	2	$1,434	$1,597	$1,434	$1,597
Interest rate swap	2	$36	$-	$36	$-
New Term Loans	3	$160,500	$-	$148,571	$-
Legacy Term Loans	3	$-	$57,931	$-	$53,640
Revolving Loan	3	$15,000	$-	$11,059	$-
Contingent earn outs	3	$-	$-	$-	$-

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

The Company records its interest rate swap on the consolidated balance sheet at fair value (Level 2). As of December 31, 2014, the fair value of the Company’s interest rate swap is immaterial. The valuation technique used to determine the fair value of the interest rate swap approximates the net present value of future cash flows which is the estimated amount that a bank would receive or pay to terminate the Swap Agreement (as defined below) at the reporting date, taking into account current interest rates.

For purposes of this fair value disclosure, the Company based its fair value estimate for the New Term Loans, Legacy Term Loans and Revolving Loan (each, as defined in Note 10) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the Loan Agreements (as defined in Note 10) based on market interest rate quotes as of December 31, 2014 and 2013 for debt with similar risk characteristics and maturities.

On the date of acquisitions, no value was assigned to the contingent earn outs based on the remote probability that the Linens ‘N Things brand and FUL IP will achieve the performance measurements (see Note 6). The Company continues to evaluate these performance measurements at each reporting period and determines their fair values if/when the achievement of the performance measurements become probable. At December 31, 2014, the contingent earn outs have no value.

NOTE 4 – DISCONTINUED OPERATIONS OF WHOLESALE BUSINESS

The Company did not record any additional costs relating to discontinued operations of wholesale business during the year ended December 31, 2014. Discontinued operations as of December 31, 2013 mainly represent the wind down costs related to the Heelys, Inc. (“Heelys”) legacy operating business, as a result of the Company’s decision to discontinue its wholesale business related to the Heelys brand. As of December 31, 2014 and 2013, costs attributable to the Heelys legacy operations mainly represent severance expense, lease termination costs and professional and other fees. Discontinued operations as of December 31, 2012 represent the Company’s decision to discontinue its wholesale business related to its People’s Liberation and William Rast branded products.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

A summary of the Company’s results of discontinued operations of its wholesale business for the years ended December 31, 2014, 2013 and 2012 and the Company’s assets and liabilities from discontinued operations of its wholesale business as of December 31, 2014 and 2013 is as follows:

Results of discontinued wholesale operations:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)

Net revenue	$-	$-	$943

Loss from discontinued operations of wholesale business, net of tax	$-	$(6,244)	$(985)

Loss per share from discontinued operations, basic and diluted	$-	$(0.35)	$(0.41)

Weighted average shares outstanding, basic and diluted	29,964,604	17,713,140	2,413,199

Assets and liabilities of discontinued wholesale operations:

	December 31,
	2014	2013
	(in thousands)

Prepaid expenses and other current assets	$162	$213
Accounts payable and accrued expenses	$236	$1,105
Long-term liabilities	$701	$884

NOTE 5 – DISCONTINUED OPERATIONS OF RETAIL SUBSIDIARY

Discontinued operations as of December 31, 2012 represent the Company’s decision to discontinue its retail operations included in its subsidiary, William Rast Retail, LLC (“Rast Retail”). The Company discontinued its retail operations included in Rast Retail and closed the retail stores in 2012.

A summary of the Company’s results of discontinued operations of Rast Retail for the years ended December 31, 2014, 2013 and 2012 is as follows:

Results of discontinued retail operations:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)

Net revenue	$-	$-	$707

Loss from discontinued operations of wholesale business, net of tax	$-	$-	$(795)

Loss per share from discontinued operations, basic and diluted	$-	$-	$(0.33)

Weighted average shares outstanding, basic and diluted	29,964,604	17,713,140	2,413,199

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

The Company did not have any assets or liabilities recorded relating to the discontinued operations of its retail subsidiary during the years ended December 31, 2014 and 2013.

NOTE 6 - ACQUISITIONS

Acquisition of Heelys, Inc.

On January 24, 2013, the Company completed its acquisition of Heelys pursuant to the agreement and plan of merger (the “Heelys Merger Agreement”), dated as of December 7, 2012, by and among Heelys, the Company and Wheels Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company. In accordance with the Heelys Merger Agreement, the Company acquired all of the outstanding shares of common stock of Heelys at a purchase price of $2.25 per share in cash, for an aggregate consideration of approximately $63.0 million. The purchase price was funded with cash and investments from Heelys of approximately $55.5 million and with cash from the Company of approximately $7.5 million. Cash and investments provided by Heelys for the acquisition were not acquired by the Company upon acquisition, but instead were distributed directly to the Heelys’ stockholders at the closing. The acquisition of Heelys was effected in order to develop and build the Company’s diversified portfolio of consumer brands.

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

The acquisition of Heelys was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for Heelys are included in the consolidated financial statements from the effective date of acquisition of January 24, 2013. Accounting standards require that when the fair value of the net assets acquired exceeds the purchase price, resulting in a bargain purchase of a business, the acquirer must reassess the reasonableness of the values assigned to all of the net assets acquired, liabilities assumed and consideration transferred. The Company performed such a reassessment and concluded that the values assigned for the Heelys acquisition are reasonable. Consequently, the Company recognized a gain on bargain purchase in the amount of approximately $0.2 million arising from the acquisition of Heelys, which has been recorded as a component of operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2013. There was no goodwill as a result of the acquisition.

The allocation of the purchase price is summarized as follows:

(in thousands)
Cash paid	$7,523

Allocated to:
Cash	$2,447
Accounts receivable	4,733
Prepaid expenses and other current assets	1,610
Property and equipment	311
Other assets	12
Current liabilities	(4,528)
Deferred tax liability	(2,553)
Other long term liabilities	(760)
Net assets acquired	1,272
Trademarks	6,383
Patents	95
Gain on bargain purchase of business	(227)
$7,523

 SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s consolidated statements of operations. Trademarks are subject to a test for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the trademarks may not be recoverable. Patents are amortized on a straight-line basis over their expected useful lives of ten years. In connection with the acquisition, the Company granted a consultant five-year warrants to purchase up to an aggregate of 28,000 shares of the Company’s common stock at an exercise price of $6.01 per share. The warrants had a fair value of approximately $0.1 million using the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield of zero, a risk-free interest rate of 0.87%, expected term of five years and an expected volatility of 64%. The Company incurred legal and other costs related to the transaction of approximately $1.6 million, of which approximately $0.7 million was recognized during the year ended December 31, 2012 and approximately $0.9 million was recognized during the year ended December 31, 2013.

Because this acquisition was a stock purchase for tax purposes, the Company did not obtain a stepped-up tax basis in Heelys’ assets. A deferred tax liability of approximately $2.6 million was established as part of the acquisition accounting to reflect the difference between the fair value of the acquired intangibles on the date of acquisition and the carryover tax basis of the intangibles.

Upon acquisition, the Company discontinued Heelys wholesale legacy operations as it transitioned the business to a licensing and brand management model. Accordingly, Heelys assets and liabilities at December 31, 2014 and 2013, as well as its results of operations from the date of acquisition through December 31, 2013, related to the wholesale business have been reclassified to discontinued operations (see Note 4).

Total revenues and income from continuing operations since the date of acquisition, included in the consolidated statement of operations for the year ended December 31, 2013, were approximately $1.7 million and $1.6 million, respectively.

Acquisition of Ellen Tracy and Caribbean Joe Brands

On March 28, 2013, the Company entered into a purchase agreement (the “BM Purchase Agreement”), by and among the Company, ETPH Acquisition, LLC, (“ETPH”) and B®and Matter, LLC (“Brand Matter”), pursuant to which the Company acquired from ETPH all of the outstanding equity interests of Brand Matter (the “Brand Matter Acquisition”) for an aggregate purchase price consisting of (i) approximately $62.3 million of cash, subject to adjustment as set forth in the BM Purchase Agreement, (ii) 2,833,590 shares of the Company’s common stock, and (iii) five-year warrants to purchase up to an aggregate of 125,000 shares of the Company’s common stock at an exercise price equal to $10.00 per share.

In connection with the Brand Matter Acquisition, on March 28, 2013, the Company entered into (i) a first lien loan agreement (the “First Lien Loan Agreement”), which provided for term loans of up to $45.0 million (the “First Lien Term Loan”) and (ii) a second lien loan agreement (the “Second Lien Loan Agreement” and, together with the First Lien Loan Agreement, the “Prior Loan Agreements”), which provides for term loans of up to $20.0 million (the “Second Lien Term Loan” and, together with the First Lien Term Loan, the “Legacy Term Loans”) (see Note 10). The Company repaid the Prior Loan Agreements on August 15, 2014. The proceeds from these Legacy Term Loans were used to fund the Brand Matter Acquisition, to repay existing debt, to pay fees and expenses in connection with the foregoing, finance capital expenditures and for general corporate purposes. The Brand Matter Acquisition was effected to complete the Company’s base platform through acquiring two strong brands, Ellen Tracy and Caribbean Joe, with a proven team.

The Brand Matter Acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair values, and operating results for Brand Matter are included in the consolidated financial statements from the effective date of acquisition of March 28, 2013.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

The allocation of the purchase price is summarized as follows:

(in thousands)
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

Goodwill arising from the Brand Matter Acquisition mainly consists of the synergies of an ongoing licensing and brand management business and an experienced, assembled team. The Company’s goodwill is deductible for tax purposes and will be amortized for tax purposes over a period of fifteen years. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s consolidated statements of operations. Goodwill and trademarks are subject to a test for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill and/or trademarks may not be recoverable. Customer agreements are amortized on a straight-line basis over their expected useful lives of four years. The Company incurred legal and other costs related to the Brand Matter Acquisition of approximately $2.6 million, of which approximately $0.9 million was recognized during the year ended December 31, 2012 and approximately $1.7 million was recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2013.

Total revenues and income from continuing operations since the date of the Brand Matter Acquisition, included in the consolidated statement of operations for the year ended December 31, 2013, were approximately $11.8 million and $7.6 million, respectively. Loss from continuing operations for the year ended December 31, 2013 includes the non-cash deferred tax expense related to the acquired trademarks of approximately $1.8 million.

Acquisition of the Revo Brand

On August 2, 2013, the Company entered into an asset purchase agreement (the “Revo Purchase Agreement”), by and among the Company, SBG Revo Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“SBG Revo”), and Oakley, Inc., a Washington corporation (“Oakley”), pursuant to which SBG Revo acquired certain assets (other than certain specified excluded assets) of Oakley and certain of its affiliates (the “Purchased Assets”). Under the terms of the Revo Purchase Agreement, SBG Revo paid Oakley and certain of its affiliates an aggregate purchase price of $20.1 million in cash and acquired the Purchased Assets. The Purchased Assets consisted of the Revo brand, including related intellectual property and certain other assets, including certain inventory, which was simultaneously sold to the Company’s licensee. The purchase price was partially funded with proceeds from the 2013 PIPE Transaction (as defined in Note 17 and further described in Note 20). The Company acquired the Revo brand in order to build and strengthen its brand portfolio.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

The allocation of the purchase price is summarized as follows:

(in thousands)
Cash paid	$20,125

Allocated to:
Accounts receivable	$2,099
Trademarks	17,293
Patents	570
Goodwill	163
$20,125

Goodwill arising from the acquisition of the Revo brand mainly consists of the synergies of an ongoing licensing and brand management business. The Company’s goodwill is deductible for tax purposes and will be amortized for tax purposes over a period of fifteen years. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s consolidated statements of operations. Goodwill and trademarks are subject to a test for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill and/or trademarks may not be recoverable. Patents are amortized on a straight-line basis over their expected useful lives of ten years. In connection with the acquisition, the Company granted a consultant five-year warrants to purchase up to an aggregate of 122,000 shares of the Company’s common stock at an exercise price of $5.80 per share. The warrants had a fair value of approximately $0.3 million using the Black-Scholes option-pricing model utilizing the following assumptions: dividend yield of zero, a risk-free interest rate of 1.72%, expected term of five years and an expected volatility of 55.67%. The Company incurred legal and other costs related to the transaction of approximately $1.5 million, which has been recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2013.

Total revenues and income from continuing operations since the date of the acquisition of the Revo brand, included in the consolidated statement of operations for the year ended December 31, 2013, were approximately $2.2 million and $0.7 million, respectively.

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

Acquisition of Remaining Ownership Interest in William Rast Sourcing, LLC and William Rast Licensing, LLC

On May 5, 2014, the Company entered into a merger agreement (the “Tennman Merger Agreement”), with Tennman WR-T, Inc. (“Tennman WR-T”), a Delaware corporation, pursuant to which the Company acquired the remaining 18% interest in William Rast Sourcing, LLC (“Rast Sourcing”) and William Rast Licensing, LLC (“Rast Licensing”) for an aggregate purchase price consisting of (i) approximately $3.1 million of cash and (ii) 581,341 shares of the Company’s common stock, valued at approximately $5.0 million. Shares of the Company’s common stock issued as part of the consideration pursuant to the Tennman Merger Agreement were issued in a private placement transaction conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

The Company accounted for the acquisition under ASC 810-10-45-23, Consolidation, which indicates that increases in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary shall be accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners). Therefore, no gain has been recognized in the consolidated statements of comprehensive income.

As part of the Tennman Merger Agreement, the Company is obligated to pay royalties to Tennman Brands, LLC, subject to the William Rast brand achieving certain performance thresholds.

The Company incurred legal costs related to the transaction of approximately $0.1 million. The aggregate purchase price, inclusive of the legal costs, was recognized in common stock and additional paid-in capital in the accompanying consolidated balance sheets.

 SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

Acquisition of Galaxy Brand Holdings, Inc.

On August 15, 2014, the Company consummated transactions pursuant to the agreement and plan of merger, dated as of June 24, 2014 (the “Galaxy Merger Agreement”) with SBG Universe Brands, LLC, a Delaware limited liability company and direct wholly-owned subsidiary of the Company (“LLC Sub”), Universe Galaxy Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of LLC Sub, Galaxy Brand Holdings, Inc., a Delaware corporation (“Galaxy”), Carlyle Equity Opportunity GP, L.P., a Delaware limited partnership, solely in its capacity as the representative of the Galaxy stockholders and optionholders, and, for limited purposes described therein, Carlyle Galaxy Holdings, L.P., a Delaware limited partnership (“Carlyle”). Pursuant to the Galaxy Merger Agreement, the Company acquired four consumer brands that included the fitness brand Avia, basketball brand AND1, outdoor brand Nevados and home goods brand Linens ‘N Things for an aggregate purchase price consisting of (i) $100.0 million of cash, subject to adjustment as set forth in the Galaxy Merger Agreement (which resulted in additional payments of approximately $4.7 million of cash), (ii) 13,750,000 shares of the Company’s common stock and (iii) warrants to purchase an aggregate of up to 3,000,000 additional shares of the Company’s common stock subject to the terms and conditions set forth in the Galaxy Merger Agreement (the “Galaxy Acquisition”). Included in the consideration, the Company has held back ten percent of the shares (1,375,000) as an indemnity for 18 months. These shares are unvested but have been included in the Company’s diluted EPS calculation.

The warrants are exercisable for an aggregate of up to an additional 3,000,000 shares (the “Warrant Shares”) of the Company’s common stock, with an exercise price of $11.20 per share based upon the performance of the Linens ‘N Things brand following the closing. Specifically, (i) if the Linens ‘N Things brand generates net royalties equal to or in excess of $10.0 million in calendar year 2016, 500,000 Warrant Shares will vest, (ii) if the Linens ‘N Things brand generates net royalties equal to or in excess of $15.0 million in calendar year 2016, an additional 1,000,000 Warrant Shares will vest, (iii) if the Linens ‘N Things brand generates net royalties equal to or in excess of $10.0 million in calendar year 2017, 500,000 Warrant Shares will vest, and (iv) if the Linens ‘N Things brand generates net royalties equal to or in excess of $15.0 million in calendar year 2017, an additional 1,000,000 Warrant Shares will vest. There can be no assurances that any or all of the Warrant Shares will vest, as the Company currently does not derive any royalties from the Linens ‘N Things brand. On the closing date of the Galaxy Acquisition, no value was assigned to the Warrant Shares based on the remote probability that the Linens ‘N Things brand will achieve these performance measurements. The Company will continue to evaluate these performance measurements for each reporting period and determine their fair value if/when the achievement of the performance measurements becomes probable.

In connection with the Galaxy Acquisition, the Company and the stockholder representative, on behalf of the former Galaxy stockholders and optionholders, entered into a registration rights agreement, dated as of August 15, 2014 (the “Galaxy Registration Rights Agreement”), which grants the stockholder representative, on behalf of former Galaxy stockholders and optionholders, customary registration rights with respect to certain shares of the Company’s common stock and the warrants (including the shares of common stock underlying such warrants) issued pursuant to the Galaxy Merger Agreement, including “demand” registration rights for up to three offerings of greater than $10.0 million and “piggyback” registration rights with respect to such securities. The registration rights granted pursuant to the Galaxy Registration Rights Agreement are in addition to the Company’s obligation to file a registration statement with respect to such securities as promptly as practicable after the closing date of the Galaxy Acquisition. Pursuant to the Galaxy Registration Rights Agreement, the Company filed a resale registration statement on Form S-3 relating to the resale of up to (i) 14,331,341 shares of the Company’s common stock, (ii) warrants to purchase up to 3,000,000 additional shares of the Company’s common stock, subject to adjustment for stock splits, stock dividends or similar transactions, at an exercise price of $11.20 per share, and (iii) 3,000,000 Warrant Shares, subject to adjustment for stock splits, stock dividends or similar transactions, issuable upon the exercise of the warrants. The resale registration statement on Form S-3 was declared effective by the Securities and Exchange Commission on September 16, 2014. In addition pursuant to the Galaxy Merger Agreement, Mr. Matthew Eby tendered his resignation as a Class II director of the Company and Mr. Rodney Cohen was appointed to serve as a Class II director of the Company to fill the vacancy created by the resignation.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

The allocation of the purchase price is summarized as follows:

(in thousands)
Cash paid	$104,656
Fair value of common stock issued (13,750,000 shares)	179,025
Total consideration paid	$283,681

Allocated to:
Cash	$782
Accounts receivable	3,447
Other receivables	853
Prepaid expenses and other current assets	3,255
Property and equipment	1,344
Goodwill	168,561
Trademarks	177,637
Customer agreements	479
Favorable lease agreement	537
Accounts payable and accrued expenses	(2,834)
Deferred tax liability	(70,247)
Deferred license revenue	(133)
$283,681

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business. The Company’s goodwill is deductible for tax purposes and will be amortized over a period of 15 years. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s consolidated statement of operations. Goodwill and trademarks are subject to a test for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill and/or trademarks may not be recoverable. License agreements are amortized on a straight-line basis over their expected useful lives of four years.  The Company incurred legal and other costs related to the transaction of approximately $7.0 million, which have been recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2014. The deferred tax liability was established to provide deferred taxes on the difference between GAAP and tax basis for the intangible assets acquired in the Galaxy Acquisition.

Total revenues and income from continuing operations since the date of the acquisition of the Avia, AND1, Nevados and Linens ‘N Things brands, included in the consolidated statement of operations for the year ended December 31, 2014, are approximately $14.3 million and $12.1 million, respectively.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP, LLC (“JALP”). FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of approximately $8.9 million. In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s consolidated balance sheet. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP.

In connection with the formation of FUL IP, the Company and JALP entered into a limited liability company operating agreement of FUL IP on November 17, 2014 (the “FUL IP Operating Agreement”). Subject to certain exceptions, the FUL IP Operating Agreement provides that the Company has the right to manage, control and conduct the business affairs of FUL IP. The FUL IP Operating Agreement also provides that the Company will receive 50.5% of the distributions and allocation of net profits and losses and distributable asset upon dissolution of FUL IP.

In connection with the strategic investment in FUL IP, the Company entered into an exclusive license agreement with Concept One Accessories (“Concept One”), pursuant to which Concept One was granted worldwide rights, subject to certain exceptions, to use the FUL trademarks in connection with the design, manufacture, distribution, marketing and sale of bags, backpacks, duffels, luggage, belts, wallets, headwear and cold weather knit hats, gloves and scarves. The initial term of the license agreement continues through December 31, 2020, and may be extended by Concept One for seven additional years, subject to Concept One achieving certain net sales requirements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

The acquisition of the FUL brand was accounted for under the acquisition method of accounting. Accordingly, the assets were recorded at their estimated fair values, and operating results for the FUL brand are included in the consolidated financial statements from the effective date of acquisition of November 17, 2014. There was no goodwill as a result of the acquisition.

The allocation of the purchase price is summarized as follows:

(in thousands)
Cash paid	$4,500
Noncontrolling interest member contribution	4,411
Total consideration	$8,911

Allocated to:
Trademarks	8,911
$8,911

The FUL trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization is recorded in the Company’s consolidated statement of operations. Trademarks are subject to a test for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the trademarks may not be recoverable. The Company incurred legal and other costs related to the transaction of approximately $0.2 million, which have been recognized in operating expenses in the accompanying consolidated statement of operations during the year ended December 31, 2014.

Total revenues and income from continuing operations since the date of acquisition, included in the consolidated statement of operations for the year ended December 31, 2014, were both approximately $0.4 million.

Pro Forma Information (Unaudited)

The following unaudited consolidated pro forma information gives effect to the acquisition of the FUL brand and the Galaxy Acquisition as if these transactions had occurred on January 1, 2013. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the acquisition of these businesses been completed on January 1, 2013, nor are they indicative of results that may occur in any future periods.

	Years Ended December 31,
	2014	2013
	(in thousands, except share and
	per share data)

Revenues	$61,794	$49,119
Income from continuing operations	$28,973	$20,438
Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	$4,525	$(8,150)

Earnings (loss) per share:
Basic	$0.12	$(0.26)
Diluted	$0.11	$(0.26)

Weighted average shares outstanding:
Basic	39,001,937	31,463,140
Diluted	40,827,578	31,463,140

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

The supplemental pro forma information for the years ended December 31, 2014 and 2013 has been adjusted for the following non-recurring expenses:

	Years Ended December 31,
	2014	2013
	(in thousands)
Acquisition-related costs	$7,274	$0
Amortization of acquired customer lists and favorable lease	(171)	(304)
Interest expense on Loan Agreements and amortization of deferred financing costs	(4,357)	(8,947)
Net increase (decrease) to pro forma net income (loss)	$2,746	$(9,251)

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

	December 31,
	2014	2013
	(in thousands)
Furniture and fixtures	$652	$288
Office equipment	169	38
Machinery and equipment	151	10
Leasehold improvements	936	138
Computer software	527	178
Websites	195	0
Property and equipment	2,630	652
Less accumulated depreciation and amortization	(375)	(66)
Net property and equipment, net	2,255	586
Prepaid fixtures	0	400
Property and equipment, net	$2,255	$986

In September 2014, in connection with the relaunch of the William Rast business with Lord & Taylor, the Company wrote off $0.9 million of JC Penney prepaid fixtures. In December 2012, in connection with the relocation of the Company’s corporate headquarters, the Company wrote off approximately $0.2 million of fixed assets. These impairments of property and equipment are included in operating expenses in the consolidated statements of operations for the years ended December 31, 2014 and 2012, respectively. There were no impairments of property and equipment recorded in the consolidated statement of operations for the year ended December 31, 2013. Depreciation and amortization expense amounted to approximately $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets are summarized as follows:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

December 31, 2014	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands, except years data)
Finite lived intangible assets:
Trademarks	15	$4,812	$(903)	$3,909
Customer agreements	4	1,599	(517)	1,082
Favorable lease	2	537	(88)	449
Patents	10	665	(98)	567
		$7,613	$(1,606)	6,007
Indefinite lived intangible assets:
Trademarks				$297,032

Intangible assets, net				$303,039

December 31, 2013	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands, except years data)
Amortized intangible assets:
Trademarks	15	$4,699	$(585)	$4,114
Customer agreements	4	1,120	(192)	928
Patents	10	665	(31)	634
		$6,484	$(808)	5,676
Indefinite lived intangible assets:
Trademarks				110,052

Intangible assets, net				$115,728

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,	(in thousands)
2015	$1,021
2016	1,002
2017	595
2018	462
2019	387
Thereafter	2,540
$6,007

Amortization expense amounted to approximately $0.8 million, $0.5 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Intangible assets represent trademarks, customer agreements, a favorable lease and patents related to the Company’s brands. Long-lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of intangible assets and other long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable. When conducting its annual indefinite-lived intangible asset impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment of definite-lived intangibles during the years ended December 31, 2014, 2013 and 2012. The Company performed its annual impairment evaluation of its indefinite-lived intangible assets as of December 31, 2014. There was no impairment of indefinite-lived intangibles during the years ended December 31, 2014, 2013 and 2012.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

NOTE 9 – GOODWILL

Goodwill is summarized as follows:

	2014	2013
	(in thousands)

Balance at January 1	$1,225	$429
Acquisition of Ellen Tracy and Caribbean Joe	-	633
Acquisition of Revo	-	163
Acquisition of Galaxy Brand Holdings, Inc.	168,561	-
Balance at December 31	$169,786	$1,225

Goodwill from the Galaxy Acquisition represents the excess over the purchase price paid. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations. Through December 31, 2014, no impairment of goodwill has been identified.

NOTE 10 – LONG-TERM DEBT

The components of long-term debt are as follows:

	December 31,
	2014	2013
	(in thousands)

New Term Loans and Legacy Term Loans	$160,500	$59,000
Revolving Loan	15,000	-
Unamortized discounts	-	(1,069)
Total long-term debt, net of unamortized discounts	175,500	57,931
Less: current portion of long-term debt	13,253	8,000
Long-term debt	$162,247	$49,931

New Term Loans and Revolving Loan

On August 15, 2014, in connection with the Galaxy Acquisition, the Company entered into (i) an Amended and Restated First Lien Credit Agreement, among the Company, its subsidiaries party thereto and Bank of America, N.A., as administrative agent and collateral agent thereunder (as so amended and restated, the “First Lien Credit Agreement”), which provides for a term loan of up to $75.0 million, a revolving credit facility of up to $25.0 million and a swing line sub-facility of up to $10.0 million and (ii) a Second Lien Credit Agreement with GSO Capital Partner LP, among the Company, its subsidiaries party thereto, and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Loan Agreements”), which provides for a term loan of up to $90.0 million. In addition, the First Lien Credit Agreement provides for incremental borrowings of up to $60.0 million, to be allocated pro rata between the term loan and the revolving credit facility, and the Second Lien Credit Agreement provides for incremental borrowings of up to $70.0 million for the purpose of consummating permitted acquisitions, in each case, subject to certain customary conditions.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

On August 15, 2014, $75.0 million was drawn as a term loan under the First Lien Credit Agreement and $90.0 million was drawn as a term loan under the Second Lien Credit Agreement (together, the “New Term Loans”) and $15.0 million was drawn as a revolving loan under the First Lien Credit Agreement (the “Revolving Loan”). The proceeds from the New Term Loans and the Revolving Loan were primarily used to finance the Galaxy Acquisition pursuant to the terms of the Galaxy Merger Agreement, to repay the Company’s existing indebtedness, including the Legacy Term Loans, and to pay fees and expenses in connection with the foregoing. The Company expects to use the proceeds from any additional borrowings under the revolving credit facility for working capital, capital expenditures and other general corporate purposes, and the proceeds from any borrowings under any incremental facilities for working capital purposes and/or for permitted acquisitions.

Term loan borrowings under the First Lien Credit Agreement are subject to amortization of principal (x) on September 30, 2014 in an amount equal to $1.5 million and (y) thereafter, quarterly, in equal amounts of $3.0 million and will mature on August 15, 2019. Borrowings under the First Lien Credit Agreement bear interest at London Interbank Offered Rate (“LIBOR”) or a base rate, plus, in each case, an applicable margin that fluctuates from 3.50% to 3.75% for LIBOR loans and from 1.50% to 1.75% for base rate loans, in each case based on the Company’s loan to value ratio, as described in the First Lien Credit Agreement (3.94% at December 31, 2014).

The Second Lien Credit Agreement is not subject to amortization and will mature on August 15, 2020. Borrowings under the Second Lien Credit Agreement will bear interest at LIBOR plus 8.00% and will be subject to a LIBOR floor of 1.00% (9.00% at December 31, 2014).

Loans under the First Lien Credit Agreement are voluntarily prepayable from time to time in whole or in part, and loans under the Second Lien Credit Agreement are voluntarily prepayable after August 15, 2015, in whole or in part, subject in certain cases to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and prepayment premiums as provided in the respective Loan Agreements. Mandatory prepayments of the loans under the Loan Agreements are required (x) in the case of any dispositions of intellectual property, 50% of the orderly liquidation value thereof, (y) in the case of any other dispositions, 100% of the net proceeds thereof and (z) at each fiscal year end, in the amount of 30% of the Consolidated Excess Cash Flow (as defined in the Loan Agreements) of the Company and its subsidiaries, in each case subject to certain exceptions set forth in the Loan Agreements. Based upon the calculation of the Consolidated Excess Cash Flow at December 31, 2014, the Company will make a required mandatory prepayment of approximately $1.3 million and reclassified this amount from long-term to short-term on the consolidated balance sheet.

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

In connection with the First Lien Credit Agreement and the Second Lien Credit Agreement, Bank of America, N.A., as the administrative agent under the First Lien Credit Agreement, and Wilmington Trust, National Association, as the administrative agent under the Second Lien Credit Agreement, entered into an intercreditor agreement, dated as of August 15, 2014 (the “Intercreditor Agreement”), which was acknowledged by the Company and the Guarantors. The Intercreditor Agreement establishes various inter-lender terms, including, but not limited to, priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in the case of a default, incurrence of additional indebtedness releases of collateral and limitations on the amendment of respective Loan Agreements without consent of the other party.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

In accordance with the provisions of ASC 470-50-40-10, Debt, the Company determined that the New Term Loans transaction resulted in a modification of the First Lien Term Loan. As such, the remaining unamortized First Lien Term Loan deferred financing fees of approximately $0.8 million will be amortized over the term of the New Term Loans.

Debt Maturities

As of December 31, 2014, the Company’s debt maturities on a calendar year basis are as follows:

	Total	2015	2016	2017	2018	2019	Thereafter
	(in thousands)

New Term Loans	$160,500	$13,253	$12,000	$12,000	$12,000	$21,247	$90,000
Revolving Loan	15,000	-	-	-	-	15,000	-
Total	$175,500	$13,253	$12,000	$12,000	$12,000	$36,247	$90,000

Legacy Term Loans

Prior to the Company’s entry into the Loan Agreements, in connection with the Brand Matter Acquisition, on March 28, 2013, the Company entered into (i) the First Lien Loan Agreement, which provided for term loans of up to $45.0 million and (ii) the Second Lien Loan Agreement, which provided for term loans of up to $20.0 million. The proceeds from the Legacy Term Loans were used to fund the Brand Matter Acquisition, to repay existing debt, to pay fees and expenses in connection with the foregoing, to finance capital expenditures and for general corporate purposes. The Legacy Term Loans were secured by substantially all of the assets of the Company and were further guaranteed and secured by each of the domestic subsidiaries of the Company, other than DVS Footwear International LLC, SBG Revo and SBG FM, LLC, subject to certain exceptions set forth in the Prior Loan Agreements. In connection with the Second Lien Loan Agreement, the Company issued five-year warrants to purchase up to an aggregate of 285,160 shares of the Company’s common stock at an exercise price of $4.50 per share. In December 2013, the Company obtained the written consent of each of the lenders to the Prior Loan Agreements and in connection therewith, SBG Revo agreed to become a Loan Party (as defined in the Prior Loan Agreements) under each of the Prior Loan Agreements, which transaction became effective in February 2014.

The Legacy Term Loans were drawn in full on March 28, 2013 and were scheduled to mature on March 28, 2018. The Prior Loan Agreements were repaid in full on August 15, 2014. The Company was in compliance with its covenants throughout the existence of the Legacy Term Loans.

The fair value of the warrants was determined to be approximately $1.3 million using the Black-Scholes option-pricing model. The fair value of the warrants was recorded as a discount to the Legacy Term Loans and a corresponding increase to additional paid-in capital. This amount was accreted to non-cash interest expense over the contractual term of the Legacy Term Loans, which was five years. The assumptions utilized to value the warrants under the Black-Scholes option-pricing model included a dividend yield of zero, a risk-free interest rate of 0.77%, expected term of five years and an expected volatility of 64%.

Interest Expense

During the years ended December 31, 2014 and 2013, accretion of the discount amounted to approximately $1.1 million and $0.2 million, respectively, which was recorded as a component of interest expense in the accompanying consolidated statements of operations. The accretion of the discount included approximately $0.9 million which the Company wrote off due to the Second Lien Loan Agreement being repaid on August 15, 2014. Contractual interest expense on the New Term Loans, Revolving Loan and the Legacy Term Loans amounted to approximately $7.3 million and $3.5 million for the years ended December 31, 2014 and 2013, respectively, which was recorded as a component of interest expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2014, the Company incurred legal and other fees associated with the closing of the Loan Agreements of approximately $4.7 million, $50,000 of which was included in operating expenses on the accompanying consolidated statement of operations as it was related to the modification of the First Lien Loan Agreement. During the year ended December 31, 2013, the Company incurred legal and other fees associated with the closing of the Prior Loan Agreements of approximately $1.9 million. During the year ended December 31, 2014, the Company expensed the portion of the legal and other fees related to the Second Lien Loan Agreement under the Prior Loan Agreements in an approximate amount of $0.7 million when the Second Lien Loan Agreement was repaid on August 15, 2014. Amounts under the Loan Agreements have been recorded as deferred financing costs and included in other assets in the accompanying consolidated balance sheets, and are being amortized as non-cash interest expense, using the effective interest method, over the term of the New Term Loans. During the years ended December 31, 2014 and 2013, amortization of these fees amounted to approximately $1.4 million and $0.3 million, respectively, which was recorded as a component of interest expense in the accompanying consolidated statements of operations.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

The Company recorded interest expense for the year ended December 31, 2012 of approximately $0.8 million which resulted primarily from interest due on the promissory notes payable in the aggregate principal amount of approximately $1.8 million through the date of their repayment on February 3, 2012, interest at a rate of LIBOR on the Debentures (as defined below) and non-cash interest related to the accretion of the valuation discount and amortization of deferred financing costs associated with the Debentures.

Interest Rate Swap

The Company currently has exposure to variability in cash flows due to the impact of changes in interest rates for the New Term Loans. During 2014, the Company entered into an interest rate swap agreement related to $51.0 million notional value of the New Term Loans (the “Swap Agreement”).

The objective of the Swap Agreement is to eliminate the variability in cash flows for the interest payments associated with the New Term Loans, which vary by a variable-rate: 1-month LIBOR. The Company has formally documented the Swap Agreement as a cash flow hedge of the Company’s exposure to 1-month LIBOR. Because the critical terms of the Swap Agreement and the hedged item coincide (notional amount, interest rate reset dates, interest rate payment dates, maturity/expiration date and underlying index), the hedge is expected to completely offset changes in expected cash flows due to fluctuations in the 1-month LIBOR rate over the term of the hedge. The effectiveness of the hedge relationship will be periodically assessed during the life of the hedge by comparing the current terms of the Swap Agreement and the New Term Loans to assure they continue to coincide and through an evaluation of the continued ability of the counterparty to the Swap Agreement to honor its obligations under the Swap Agreement. Should the critical terms no longer match exactly, hedge effectiveness (both prospective and retrospective) will be assessed by evaluating the cumulative dollar offset for the actual hedging instrument relative to a hypothetical derivative whose terms exactly match the terms of the hedged item.

The components of the Swap Agreement as of December 31, 2014, are as follows:

	Notional Value	Derivative Asset	Derivative Liability
	(in thousands)

New Term Loans	$51,000	$0	$(36)

Variable Rate Senior Secured Convertible Debentures

On February 2, 2012, the Company entered into a securities purchase agreement (the “Tengram Securities Purchase Agreement”) with TCP WR Acquisition, LLC (“TCP WR”), pursuant to which the Company issued variable rate senior secured convertible debentures due January 31, 2015 (the “Debentures”) in the amount of $14.5 million, warrants to purchase up to 1,104,762 shares of common stock (the “TCP Warrants”) and 14,500 shares of Series A Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”). The Debentures had a three year term, with all principal and interest being due and payable at the maturity date of January 31, 2015, and had an interest rate of LIBOR.

The Debentures were convertible at the option of TCP WR into 5,523,810 shares of the Company’s common stock at an initial conversion price of $2.63 per share, as adjusted for the reverse stock split (the “Conversion Price”). The TCP Warrants, which had a fair value of approximately $4.2 million, were exercisable for five years at an exercise price of $2.63 per share, as adjusted for the reverse stock split. The fair value of the TCP Warrants was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures. Additionally, the Debentures were deemed to have a beneficial conversion feature at the time of issuance. Accordingly, the beneficial conversion feature, which had a value of approximately $7.3 million, was recorded as a discount to the Debentures and was being accreted to interest expense over the contractual term of the Debentures.

Legal and other fees associated with the transaction of approximately $0.8 million were recorded as deferred financing costs and were being amortized to interest expense over the contractual term of the Debentures.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

On March 28, 2013, in connection with the Brand Matter Acquisition, TCP WR elected to convert the aggregate principal amount outstanding under the Debentures into shares of the Company’s common stock at the Conversion Price (the “TCP Conversion”). At the time of the TCP Conversion, the aggregate principal amount outstanding under the Debentures was $14.5 million, plus accrued and unpaid interest. The Company issued 5,523,810 shares of its common stock in the TCP Conversion. In connection with the TCP Conversion, the Company also redeemed all of the 14,500 issued and outstanding shares of Series A Preferred Stock held by TCP WR for a nominal fee of $14.50 (unrounded) pursuant to the Designation of Rights, Preferences and Limitations for the Series A Preferred Stock. As a result of the TCP Conversion, the remaining unamortized discount of approximately $11.0 million recorded in connection with the beneficial conversion feature and the TCP Warrants issued with the Debentures to TCP WR, as well as the remaining unamortized balance of deferred financing costs of approximately $0.6 million, were recognized as non-cash interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2013.

On December 8, 2014, TCP WR exercised the TCP Warrants to acquire 1,104,762 shares of our common stock at an exercise price of $2.63 per share for an aggregate exercise price of $2.9 million.

Termination of Material Agreements

The proceeds received from the New Term Loans were used in part to repay in full the Legacy Term Loans on August 15, 2014. In connection with the repayment of the Legacy Term Loans, all security agreements, assignment agreements and guarantee agreements were terminated.

The proceeds received from the Legacy Term Loans were used in part to repay the following indebtedness of the Company and its subsidiaries: (a) all indebtedness owed by Rast Sourcing under its factoring facility with Rosenthal & Rosenthal; (b) all indebtedness owed by Rast Licensing to Mobility Special Situations I, LLC pursuant to a promissory note in the aggregate principal amount of approximately $0.8 million; and (c) all indebtedness owed by Rast Licensing to Monto Holdings (Pty) Ltd. pursuant to a promissory note in the aggregate principal amount of $1.0 million. In connection with the repayments, all security agreements, assignment agreements and guarantee agreements were terminated.

NOTE 11 – LEASES

We lease office and corporate space, as well as office equipment, in New York, New York for our corporate headquarters under a lease agreement expiring on December 31, 2016. In addition, as part of the Galaxy Acquisition, we also lease office and showroom space, as well as office equipment, in New York, New York under a lease agreement expiring on October 31, 2024 and a warehouse facility in Fontana, California under a lease agreement expiring on November 30, 2016.

Total rent expense for the years ended December 31, 2014, 2013 and 2012 amounted to approximately $0.6 million, $0.2 million and $0.9 million, respectively.

Future annual minimum payments due under the leases are summarized as follows:

Years Ending December 31,	(in thousands)
2015	$2,893
2016	2,891
2017	659
2018	672
2019	708
Thereafter	3,562
$11,385

Future sublease income due under sublease agreements is summarized as follows:

Years Ending December 31,	(in thousands)
2015	$2,099
2016	1,913
$4,012

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Stockholder Derivative Complaint – Settled

On January 17, 2012, RP Capital, LLC (“plaintiff”) filed a stockholders derivative complaint in the Superior Court of the State of California, County of Los Angeles, against the Company and former directors Colin Dyne, Kenneth Wengrod, Susan White and Dean Oakey. The case alleged that the defendants (i) breached their fiduciary duties to the Company for failing to properly oversee and manage the Company, (ii) certain defendants were unjustly enriched, (iii) abused their control, (iv) grossly mismanaged the Company, (v) wasted corporate assets, (vi) engaged in self-dealing, and (vii) breached their fiduciary duties by disseminating false and misleading information.  The plaintiffs sought (i) judgment against the defendants in favor of the Company for the amount of damages sustained by the Company as a result of the defendants’ alleged breaches of their fiduciary duties; (ii) judgment directing the Company to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable laws; (iii) an award to the Company of restitution from the defendants and an order from the court to disgorge all profits, benefits and other compensation obtained by the defendants from their alleged wrongful conduct and alleged fiduciary breaches; and (iv) an award of costs and disbursements of the action, including reasonable fees for professional services. The parties agreed upon a settlement in the action. The court granted final approval of the settlement on March 12, 2013 and dismissed the case on the same day. Pursuant to the settlement, the Company was required, subject to certain exceptions, to implement and maintain in effect for a period of three years certain corporate governance initiatives. The Company is in compliance with all of its obligations pursuant to the settlement agreement. The settlement did not include any cash payment for damages.

Brand Matter Pre-Acquisition Matter – Settled

The Company incurred settlement and legal costs of approximately $0.6 million during the year ended December 31, 2014 related to a pre-acquisition litigation matter in which Brand Matter was named as a party.

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

NOTE 13 – OFFICER COMPENSATION

Yehuda Shmidman Employment Agreement

On November 19, 2012, the board of directors (the “Board”) appointed Yehuda Shmidman as the Company’s Chief Executive Officer and a Class I Director of the Board. Mr. Shmidman will serve on the Board for a term expiring at the 2015 annual meeting of stockholders, or until his successor has been elected and qualified. In connection with his appointment as the Company’s Chief Executive Officer, the Company entered into an employment agreement with Mr. Shmidman (the “CEO Employment Agreement”). Pursuant to the CEO Employment Agreement, Mr. Shmidman will serve as the Company’s Chief Executive Officer for a term of three years. During the term of the CEO Employment Agreement, Mr. Shmidman will receive a base salary of $600,000 per annum, which is subject to increase, and he will be eligible to receive an annual cash performance bonus of up to 100% of his base salary based on the attainment of the EBITDA target to be agreed upon by the compensation committee of the Board (the “Compensation Committee”) and Mr. Shmidman. On November 19, 2012, the Company issued 396,196 shares of restricted stock to Mr. Shmidman, in accordance with the terms of the CEO Employment Agreement, of which 99,049 shares, or 25%, vested on the date of grant, with the remaining shares vesting in equal installments on each of the first, second and third anniversaries of the grant date. On November 1, 2013, the Compensation Committee resolved to cancel the shares of restricted stock issued to Mr. Shmidman on November 19, 2012 and to issue replacement shares of restricted stock under the Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan (the “2013 Stock Incentive Plan”) on the same terms and subject to the same vesting schedule as the cancelled shares. In the event of a change of control of the Company, all unvested shares of restricted stock will immediately vest.

In the event Mr. Shmidman’s employment is terminated by the Company “without cause” or by Mr. Shmidman “for good reason”, each as defined in the CEO Employment Agreement, Mr. Shmidman will receive all earned but unpaid base salary and payment for all accrued but unused vacation time through the date of termination, as well as any benefits to which Mr. Shmidman may be entitled under employee benefit plans (collectively, the “accrued obligations”). Mr. Shmidman will also receive a severance amount equal to the greater of (i) 1.5 times his base salary then in effect and (ii) an amount equal to the base salary that Mr. Shmidman would have received for the remainder of the term of the agreement had Mr. Shmidman’s employment continued until the end of the employment period. In addition, Mr. Shmidman will receive earned bonuses that have not been paid for prior fiscal years and, in the event such resignation or termination occurs following the Company’s first fiscal quarter of any year, a pro-rated annual bonus for the year in which his employment was terminated. In the event Mr. Shmidman’s employment is terminated by the Company without cause or by Mr. Shmidman for good reason, all unvested restricted stock will accelerate and become fully vested on the date of his termination.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

Gary Klein Employment Agreement

On November 29, 2012, the Board appointed Gary Klein as the Company’s Chief Financial Officer for a term of three years. During the term of his employment, Mr. Klein will receive a base salary of $250,000 per annum, which is subject to increase, and he will be eligible to receive an annual cash performance bonus of up to 50% of his base salary based on the attainment of the EBITDA target to be agreed upon by the Company and Mr. Klein. Mr. Klein received a signing bonus of $20,000 and on November 29, 2012, the Company issued 80,000 shares of restricted stock to Mr. Klein, in accordance with the terms of his employment offer letter, of which 20,000 shares, or 25%, vested upon Mr. Klein’s employment commencement date, with the remaining shares vesting in equal installments on each of the first, second and third anniversaries of Mr. Klein’s start date. On November 1, 2013, the Compensation Committee resolved to cancel the shares of restricted stock issued to Mr. Klein on November 29, 2012 and to issue replacement shares of restricted stock under the 2013 Stock Incentive Plan on the same terms and subject to the same vesting schedule as the cancelled shares. In the event of a change of control of the Company, all unvested shares of restricted stock will immediately vest.

On June 3, 2014, the Company entered into an employment agreement (the “CFO Employment Agreement”) with Mr. Klein for a term continuing through December 31, 2016. During the term of his employment, Mr. Klein will receive a base salary of not less than $250,000 for the 2014 calendar year, $300,000 for the 2015 calendar year and $325,000 for the 2016 calendar year. Mr. Klein will be eligible to receive an annual cash performance bonus of up to 60% of his base salary based on the attainment of certain performance targets established by the Compensation Committee which will be the same as the performance targets established for the Company’s Chief Executive Officer.

In the event Mr. Klein’s employment is terminated by the Company “without cause” or by Mr. Klein for “good reason,” each as defined in the CFO Employment Agreement, Mr. Klein will receive all earned but unpaid base salary and payment for all accrued but unused vacation time through the date of termination of the CFO Employment Agreement, as well as any benefits to which Mr. Klein may be entitled under employee benefit plans (collectively, the “Amounts and Benefits”). Mr. Klein will also receive as severance an amount equal to the base salary that Mr. Klein would have received for the remainder of the term of the CFO Agreement had Mr. Klein’s employment continued until the end of the employment period along with any unpaid earned bonuses for prior years and, in the event such resignation or termination occurs following the Company’s first fiscal quarter of any year, a pro-rated annual bonus for the year in which his employment was terminated. In addition, in the event Mr. Klein’s employment is terminated by the Company without cause or by Mr. Klein for good reason or in the event of a Change in Control (as defined in the CFO Employment Agreement), the unvested restricted stock awards will accelerate and become fully vested on the date of his termination. If Mr. Klein is terminated for “cause” by the Company or Mr. Klein terminates his employment without “good reason,” the Company will have no further obligations to Mr. Klein except to pay Mr. Klein the Amounts and Benefits.

NOTE 14 - PREFERRED STOCK

On February 3, 2012, the Company amended and restated its certificate of incorporation by creating a new series of preferred stock designated Series A Preferred Stock, by filing with the Delaware Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. The Certificate of Designation sets forth the rights, preferences, privileges and restrictions of the Series A Preferred Stock, which include the following:

•	the authorized number of shares of Series A Preferred Stock is 19,400, having a par value $0.001 per share and a stated value of $1,000 per share (“Stated Value”);

•	holders of Series A Preferred Stock are not entitled to dividends or any liquidation preference.

•	Series A Preferred Stock may only be transferred by a holder of such stock to a transferee if such transfer also includes a transfer to the transferee of $1,000 in principal amount of Debentures for each one share of transferred Series A Preferred Stock;

•	holders of Series A Preferred Stock vote together as a single class with the holders of common stock on all matters requiring approval of the holders of common stock, except that each share of Preferred Stock is entitled to 381 votes per share (which is the number of shares of common stock a Debenture holder would receive if it converted $1,000 in principal amount of Debentures into common stock at the Conversion Price), which number of votes per share is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions relating to the Company’s common stock;

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

•	as long as any shares of Series A Preferred Stock are outstanding, the Company will not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the Certificate of Designation, (b) amend the Company’s certificate of incorporation or other charter documents in any manner that adversely affects any rights of such holders, (c) increase the number of authorized shares of Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing; and

•	upon conversion of the principal amount of a Debenture, in whole or in part, into shares of common stock or upon the repayment of the principal amount of a Debenture, in whole or in part, by the Company, the Company has the right to and will redeem from the Debenture holder at a price of $0.001 per share, a number of shares of Series A Preferred Stock determined by dividing (i) the outstanding principal amount of the Debenture that has been repaid or converted into common stock, as applicable by (ii) the Stated Value.

As more fully discussed in Note 10, in connection with the TCP Conversion on March 28, 2013, the Company redeemed all of the 14,500 issued and outstanding shares of Series A Preferred Stock held by TCP WR for a nominal fee of $14.50 (unrounded).

NOTE 15 - STOCK INCENTIVE PLAN, OPTIONS AND WARRANTS

Stock Options

On January 5, 2006, the Company adopted the 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”), which authorized the granting of a variety of stock-based incentive awards. The 2005 Stock Incentive Plan was administered by the Company’s Board, or a committee appointed by the Board, which determined the recipients and terms of the awards granted. The 2005 Stock Incentive Plan provided for the issuance of both incentive stock options (“ISOs”) and non-qualified stock options (“NQOs”). ISOs could only be granted to employees and NQOs could be granted to directors, officers, employees, consultants, independent contractors and advisors. The 2005 Stock Incentive Plan provided for a total of 366,667 shares of common stock to be reserved for issuance under the 2005 Stock Incentive Plan.

On July 24, 2013, the Board approved and adopted the 2013 Stock Incentive Plan. The 2013 Stock Incentive Plan replaced the 2005 Stock Incentive Plan. No new grants were granted under the 2005 Stock Incentive Plan as of July 24, 2013. Grants that were made under the 2005 Stock Incentive Plan prior to the Board’s approval and adoption of the 2013 Stock Incentive Plan will continue to be administered in effect in accordance with their terms. The 2013 Stock Incentive Plan became effective on July 24, 2013 and, subject to the right of the Board to amend or terminate the 2013 Stock Incentive Plan in accordance with terms and conditions thereof, will remain in effect until all shares of the Company’s common stock reserved for issuance thereunder have been delivered and any restrictions on such shares have lapsed. Notwithstanding the foregoing, no shares of the Company’s common stock may be granted under the 2013 Stock Incentive Plan on or after July 24, 2023.

The 2013 Stock Incentive Plan is administered by the Compensation Committee. Under the 2013 Stock Incentive Plan, the Compensation Committee is authorized to grant awards to employees, consultants and any other persons to whom the 2013 Stock Incentive Plan is applicable and to determine the number and types of such awards and the terms, conditions, vesting and other limitations applicable to each such award. The Compensation Committee has the power to interpret the 2013 Stock Incentive Plan and to adopt such rules and regulations as it considers necessary or appropriate for purposes of administering the 2013 Stock Incentive Plan.

The following types of awards or any combination of awards may be granted under the 2013 Stock Incentive Plan: (i) NQOs, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) other stock-based awards, (vi) dividend equivalents and (vii) cash-based awards. The aggregate number of shares of the Company’s common stock that are reserved for awards to be granted under the 2013 Stock Incentive Plan is 2,500,000 shares, subject to adjustments for stock splits, recapitalizations and other specified events.

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model. The valuation determined by the Black-Scholes pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The risk free rate is based on the U.S. Treasury rate for the expected life at the time of grant, volatility is based on the average long-term implied volatilities of peer companies, the expected life is based on the estimated average of the life of options using the simplified method, and forfeitures are estimated on the date of grant based on certain historical data. The Company utilizes the simplified method to determine the expected life of the options due to insufficient exercise activity during recent years as a basis from which to estimate future exercise patterns. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes the Company’s stock option activity for the years ended December 31, 2014, 2013 and 2012:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Options	Price	(in Years)	Intrinsic Value
	(in thousands, except share, per share and years data)
Outstanding - January 1, 2012	451,467	$4.51	7.3	$-
Granted	-	-
Exercised	-	-
Forfeited or Canceled	(46,667)	(8.19)
Outstanding - December 31, 2012	404,800	$4.09	7.3	$808
Granted	67,000	3.18
Exercised	(41,473)	(2.52)
Forfeited or Canceled	(6,660)	(8.74)
Outstanding - December 31, 2013	423,667	$4.45	2.7	$812
Granted	38,500	10.07
Exercised	(87,667)	(4.76)
Forfeited or Canceled	(1,333)	(18.75)
Outstanding and expected to vest - December 31, 2014	373,167	$4.91	2.0	$3,166

Exercisable - December 31, 2014	332,667	$4.30	1.7	$3,030

A summary of the changes in the Company’s unvested stock options is as follows:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Unvested - January 1, 2012	85,139	$0.01
Granted	-	-
Vested	(38,899)	0.01
Forfeited or Canceled	-	-
Unvested - December 31, 2012	46,240	$0.01
Granted	67,000	3.18
Vested	(50,573)	(0.40)
Forfeited or Canceled	(667)	(0.10)
Unvested - December 31, 2013	62,000	$3.21
Granted	38,500	10.07
Vested	(60,000)	(1.08)
Forfeited or Canceled	-	-
Unvested and expected to vest - December 31, 2014	40,500	$2.74

During the year ended December 31, 2014, the Company granted an aggregate of 38,500 stock options to employees for future services. These stock options are exercisable over a five-year term and vest over a period of one to three years. These stock options had an aggregate fair value of approximately $0.1 million using the Black-Scholes option-pricing model with the following weighted-average assumptions:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

Risk-free interest rate	1.04%
Expected dividend yield	0.00%
Expected volatility	37.32%
Expected life	3.0 - 3.5 years

The Company recorded approximately $26,000 during the year ended December 31, 2014, as compensation expense pertaining to these grants.

During the year ended December 31, 2013, the Company granted 47,000 stock options to employees and 20,000 stock options to a consultant for future services. These stock options are exercisable over a five-year term for employees and a ten-year term for the consultant and vest over a period of one to three years. These stock options had a fair value of $0.1 million using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.81%
Expected dividend yield	0.00%
Expected volatility	55.98%
Expected life	3.0-5.5 years

The Company did not grant any stock options during the year ended December 31, 2012.

The Company recorded approximately $32,000 and $0.1 million during the years ended December 31, 2014 and 2013, respectively, as compensation expense pertaining to these grants.

Total compensation expense related to stock options for the years ended December 31, 2014, 2013 and 2012 was approximately $0.1 million, $0.1 million and $4,000, respectively. Total unrecognized compensation expense related to unvested stock options at December 31, 2014 amounted to approximately $0.1 million and is expected to be recognized over a weighted average period of approximately 1.6 years.

Warrants

The following table summarizes the Company’s outstanding warrants:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Warrants	Price	(in Years)	Intrinsic Value
	(in thousands, except share, per share and years data)
Outstanding - January 1, 2012	1,112,666	$1.76	4.5	$-
Granted	1,164,762	2.79
Exercised	-	-
Forfeited or Canceled	(26,666)	(7.50)
Outstanding - December 31, 2012	2,250,762	$2.23	4.0	$6,290
Granted	580,160	6.07
Exercised	(1,083,333)	(1.62)
Forfeited or Canceled	(2,667)	(7.50)
Outstanding - December 31, 2013	1,744,922	$3.88	3.5	$3,323
Granted	-	-
Exercised	(1,104,762)	2.63
Forfeited or Canceled	-	-
Outstanding - December 31, 2014	640,160	$6.04	3.1	$4,501

Exercisable - December 31, 2014	625,160	$6.05	3.2	$4,391

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

A summary of the changes in the Company’s unvested warrants is as follows:

		Weighted
	Number of	Average Grant
	Warrants	Date Fair Value
Unvested - January 1, 2012	-	$-
Granted	1,164,762	3.36
Vested	(1,119,762)	(3.37)
Forfeited or Canceled	-	-
Unvested - December 31, 2012	45,000	$3.05
Granted	580,160	3.71
Vested	(585,160)	(3.71)
Forfeited or Canceled	-	-
Unvested - December 31, 2013	40,000	$3.00
Granted	-	-
Vested	(25,000)	2.97
Forfeited or Canceled	-	-
Unvested - December 31, 2014	15,000	$3.05

The Company did not grant any warrants during the years ended December 31, 2014 and 2012.

As more fully described in Note 6, during the year ended December 31, 2013, in connection with the acquisition of the Heelys brand, the Company issued five-year warrants to purchase up to an aggregate of 28,000 shares of the Company’s common stock at an exercise price of $6.01 per share.

As more fully described in Note 6, during the year ended December 31, 2013, in connection with the Brand Matter Acquisition, the Company issued five-year warrants to purchase up to an aggregate of 125,000 shares of the Company’s common stock at an exercise price of $10.00 per share.

As more fully described in Note 6, during the year ended December 31, 2013, in connection with the acquisition of the Revo brand, the Company issued five-year warrants to purchase up to an aggregate of 122,000 shares of the Company’s common stock at an exercise price of $5.80 per share.

During the year ended December 31, 2013, in connection with the acquisition of The Franklin Mint brand, the Company issued five-year warrants to purchase up to an aggregate of 10,000 shares of the Company’s common stock at an exercise price of $5.35 per share. These warrants had a fair value of approximately $26,000 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.37%
Expected dividend yield	0.00%
Expected volatility	55.27%
Expected life	5.0 years

As more fully described in Note 10, during the year ended December 31, 2013, in connection with the Second Lien Loan Agreement, the Company issued five-year warrants to purchase up to an aggregate of 285,160 shares of the Company’s common stock at an exercise price of $4.50 per share.

During the year ended December 31, 2013, the Company granted 10,000 warrants to a consultant for future services. The warrants are exercisable at an exercise price of $5.80 per share over a five-year term and vest over one year. These warrants had a fair value of approximately $28,000 using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	1.72%
Expected dividend yield	0.00%
Expected volatility	55.67%
Expected term	5.0 years

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

The Company recorded approximately $19,000 and $9,000 during the year ended December 31, 2014 and 2013 as compensation expense pertaining to this grant.

Total compensation expense related to warrants for the year ended December 31, 2014, 2013 and 2012 was approximately $19,000, $9,000 and $0, respectively.

Restricted Stock

A summary of the restricted stock activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Grant	Contractual Life	Aggregate
	Shares	Date Fair Value	(in Years)	Intrinsic Value
	(in thousands, except share, per share and years data)
Unvested - December 31, 2012	-	$-	-	$-
Granted	476,196	5.62
Vested	(119,049)	5.62
Unvested - December 31, 2012	357,147	$5.62	3.9	$-
Granted	234,999	5.80
Vested	(127,299)	(5.64)
Unvested - December 31, 2013	464,847	$5.71	2.9	$20
Granted	260,620	6.87
Vested	(212,881)	5.72
Unvested - December 31, 2014	512,586	$6.30	1.9	$3,470

During the year ended December 31, 2014, the Company granted 137,500 shares of restricted stock to employees and 100,000 shares of restricted stock to a consultant for future services. The Company also granted 23,120 shares of restricted stock to members of the Board. These shares of restricted stock had a grant date fair value of approximately $1.8 million and vest over a period of one to three and one-half years. The Company marks-to-market the expense for the shares of restricted stock granted to the consultant.

The Company recorded approximately $0.7 million during the year ended December 31, 2014, as compensation expense pertaining to these grants.

During the year ended December 31, 2013, the Company granted 53,000 shares of restricted stock to employees and 125,000 shares of restricted stock to a consultant for future services. The Company also granted 31,999 shares of restricted stock to members of the Board. These shares of restricted stock had a grant date fair value of $1.2 million and vest over a period of one to four years. The Company marks-to-market the expense for the shares of restricted stock granted to the consultant.

The Company recorded approximately $0.7 million and $0.3 million during the years ended December 31, 2014 and 2013, respectively, as compensation expense pertaining to these grants.

During the year ended December 31, 2013, the Company issued 25,000 shares of restricted stock to its Chief Financial Officer, Mr. Klein, for future services. These shares of restricted stock vest over a period of three years. Total compensation related to the restricted stock grant amounted to approximately $0.1 million, of which approximately $44,000 and $7,000 were recorded as operating expenses in the Company’s consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.

As more fully described in Note 13, on November 19, 2012, the Company issued 396,196 shares of restricted stock to the Company’s Chief Executive Officer, Mr. Shmidman, in accordance with the terms of the CEO Employment Agreement. Total compensation related to the restricted stock grant amounted to approximately $2.3 million, of which approximately $0.5 million, $0.6 million and $0.6 million were recorded as operating expenses in the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

Additionally, as more fully described in Note 13, on November 29, 2012, the Company issued 80,000 shares of restricted stock to the Company’s Chief Financial Officer, Mr. Klein, in accordance with the terms of his employment offer letter. Total compensation related to the restricted stock grant amounted to approximately $0.4 million, of which $0.1 million, $0.1 million and $0.1 million were recorded as operating expenses in the Company’s consolidated statement of operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Total compensation expense related to restricted stock grants for the years ended December 31, 2014, 2013 and 2012 was approximately $2.1 million, $1.0 million and $0.7 million, respectively.

Performance Based Restricted Stock

During the year ended December 31, 2014, the Company granted 990,000 performance stock units (“PSUs”) to employees and consultants under the 2013 Stock Incentive Plan.  These PSUs vest as follows:  198,000 PSUs in 2014, 198,000 PSUs in 2015 and 594,000 PSUs in 2016.  Included in the above grants were 300,000 and 180,000 PSUs for Mr. Shmidman, the Company’s Chief Executive Officer, and Mr. Klein, the Company’s Chief Financial Officer, respectively.  The performance metrics for the PSUs are based on the Company’s achievement of certain revenue, Adjusted EBITDA and other targets as determined by the Compensation Committee.  The PSUs contain both carryback and carryforward rights.  The Company did not record any compensation expense related to the PSUs for the year ended December 31, 2014 as the performance metrics were not achieved for 2014.  During a meeting of the Compensation Committee on February 24, 2015, the Compensation Committee voted to approve, on a discretionary basis, an award of 198,000 PSUs with immediate vesting, to employees and consultants, pending the confirmation of the Company’s results through the filing of this Annual Report on Form 10-K.  The fair value and expense to be recorded for the PSUs awarded on a discretionary basis with immediate vesting will be based on the closing price of the Company’s stock on the day the Compensation Committee determines the award to be approved and confirmed, and will be recorded in the Company’s financial statements during the first quarter of 2015.

In addition, during the year ended December 31, 2014, certain employees of the Company were granted 335,000 PSUs upon the commencement of their employment with the Company based on performance criteria specific to each employee.  These PSUs vest as follows:  12,500 PSUs in 2014, 150,833 PSUs in 2015, 150,833 PSUs in 2016 and 20,834 PSUs in 2017.  The Company did not record any compensation expense related to these PSUs for the year ended December 31, 2014 as the performance metrics were not achieved for 2014. The award of 12,500 PSUs with immediate vesting were approved on a discretionary basis pending the confirmation of the Company’s results through the filing of this Annual Report on Form 10-K. The fair value and expense to be recorded for the PSUs awarded on a discretionary basis with immediate vesting will be based on the closing price of the Company’s stock on the day the Compensation Committee determines the award to be approved and confirmed, and will be recorded in the Company’s financial statements during the first quarter of 2015.

NOTE 16 - INCOME TAXES

The Company and its subsidiaries are consolidated and taxes are reported by the parent, Sequential Brands Group, Inc. Taxes are calculated on a consolidated basis at C-Corporation tax rates.

Deferred income taxes arise principally from net operating loss (“NOL”) carryforwards. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2014.

The Company has federal and state NOLs available to carryforward to future periods of approximately $32.7 million and $64.8 million, respectively, as of December 31, 2014 which expire beginning in 2026 for federal and state purposes. As a result of TCP WR’s investment in February 2012, the Company experienced an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), limiting its utilization of any NOLs generated through February 2012. The Company experienced a second ownership change on July 26, 2013 as a result of additional ownership changes. In addition, approximately $5.1 million of these federal NOLs were acquired through the stock acquisition of Heelys Inc. and are also subject to a separate limitation under Section 382 of the Code. In August 2014, approximately $6.6 million of NOLs relating to the Galaxy Acquisition were limited under Section 382 of the Code. The limitation on NOLs is based upon a formula provided under Section 382 of the Code that is based on the fair market value of the Company and prevailing interest rates at the time of the ownership change. An “ownership change” is generally a 50% increase in ownership over a three-year period by stockholders who directly or indirectly own at least five percent of a company’s stock. The limitations on the use of the NOLs under Section 382 could affect the Company’s ability to offset future taxable income.

The Company currently files U.S. federal tax returns and California and New York state tax returns. Tax years that remain open for assessment for federal and state purposes include years ended December 31, 2011 through 2014. The Company is not currently under examination in any jurisdiction.

The provision for income taxes from continuing operations for the years ended December 31, 2014, 2013 and 2012 consists of the following:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012
	(in thousands)
Federal:
Current provision	$-	$-	$-
Deferred provision	1,689	1,451	-
	1,689	1,451	-
Foreign:
Current provision	146	-	-
Deferred provision	-	-	-
	146	-	-
State:
Current provision	322	63	27
Deferred provision	779	335	-
	1,101	398	27
	$2,936	$1,849	$27

The difference between the provision for income taxes and the expected income tax provision determined by applying the statutory federal and state income tax rates to pre-tax accounting loss from continuing operations for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Federal statutory rate	35.0%	35.0%	34.0%
State taxes net of federal tax benefit	8.9%	(1.9)%	6.0%
Non-deductible transaction costs	70.0%	(3.6)%	(11.0)%
Noncontrolling interest	(6.5)%	2.2%	0.0%
Valuation allowance	(3.5)%	(53.3)%	(29.0)%
Gross receipts tax and minimum statutory state income taxes	0.0%	(0.4)%	(0.3)%
Nondeductible compensation	18.4%	0.0%	0.0%
Foreign taxes	4.2%	0.0%	0.0%
Other	1.7%	0.0%	0.0%
	128.2%	(22.0)%	(0.3)%

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

The components of the Company’s consolidated deferred income tax balances as of December 31, 2014 and 2013 are as follows:

	2014	2013
	(in thousands)
Deferred income tax assets - current
Bad debt reserve	$111	$54
	111	54
Deferred income tax assets - long-term
Net operating loss carryforwards	15,367	12,918
Intangible assets - finite life	4,109	1,464
Stock-based compensation	461	418
Property, plant & equipment	-	295
Deferred rent	93	100
Other	171	739
	20,201	15,934
Deferred income tax liability - long-term
Property, plant & equipment	(159)	0
Intangible assets - Indefinite-lived	(77,056)	(4,339)
	(77,215)	(4,339)
Less: Valuation Allowance	(20,153)	(15,988)

Net deferred income tax liability - long-term	$(77,056)	$(4,339)

Realization of the deferred tax assets is dependent on the existence of sufficient taxable income within the carryforward period, including future reversals of taxable temporary differences. The taxable temporary difference related to indefinite-lived trademarks, which are currently amortized for tax purposes, will reverse when such assets are disposed of or impaired. Because the period for their reversal is not determinable, the net deferred tax liability of approximately $77.1 million attributable to indefinite-lived trademarks could not be used to offset the deferred tax assets. As of December 31, 2014, a valuation allowance of approximately $20.2 million had been recognized for deferred income taxes that may not be realized by the Company in future periods.

A reconciliation of the consolidated liability for gross unrecognized income tax benefits (excluding penalties and interest) for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
	(in thousands)
Balance at beginning of year	$380	$454
Decreases in prior year tax positions	0	0
Increases in prior year tax positions	0	0
Increases in current year tax positions	0	0
Settlements with taxing authorities	0	0
Lapse of statute of limitations	(110)	(74)
Balance at end of year	$270	$380

If the Company were to prevail on all unrecognized tax benefits recorded, approximately $0.3 million of the unrecognized tax benefits (excluding accrued interest and penalties) at December 31, 2014 would be recorded as a benefit at the effective tax rate. Liabilities for unrecognized tax benefits are included in long-term liabilities from discontinued operations in the consolidated balance sheet.

The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties related to tax liabilities in the tax provision. During the years ended December 31, 2014, 2013 and 2012, the Company recognized approximately $24,000, $23,000 and $34,000 in interest and penalties, respectively. The Company has accrued $0.3 million and $0.3 million for interest and penalties at December 31, 2014 and 2013, respectively. Accrued interest and penalties are included in long-term liabilities from discontinued operations in the consolidated balance sheets.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

NOTE 17 – RELATED PARTY TRANSACTIONS

Entry into 2013 PIPE Purchase Agreements and Registration Rights Agreements

On July 25, 2013, the Company entered into securities purchase agreements (the “2013 PIPE Purchase Agreements”) with certain accredited investors (the “2013 PIPE Investors”), pursuant to which the Company agreed to sell to the 2013 PIPE Investors an aggregate of 8,000,000 shares of the Company’s common stock at a purchase price of $5.50 per share, for a total offering amount of $44.0 million (the “2013 PIPE Transaction”). The 2013 PIPE Investors included TCP SQBG II LLC (“TCP II”), an investment vehicle of Tengram Capital Partners Gen2 Fund, L.P. (“Tengram”), one of the Company’s largest stockholders, which agreed to purchase 257,273 shares, and Mr. Al Gossett, a member of the Board, who agreed to purchase 109,091 shares. The Company’s director, Mr. Sweedler, and the Company’s former director, Mr. Matthew Eby, are managing members of Tengram Capital Associates, LLC (“TCA”), which is the general partner of the managing member of each of TCP WR, TCP SQBG Acquisition, LLC (“TCP Acquisition”) and TCP II. The closing date of the 2013 PIPE Transaction was July 26, 2013.

Relationship with Brand Matter

On March 28, 2013, the Company entered into the BM Purchase Agreement, by and among the Company, ETPH and Brand Matter, pursuant to which the Company acquired from ETPH all of the issued and outstanding equity interests of Brand Matter. Prior to the consummation of the Brand Matter Acquisition, one of the Company’s directors, Mr. Sweedler, and one of the Company’s former directors, Mr. Eby (i) were members of Brand Matter and (ii) served on the board of directors of ETPH, the direct parent of Brand Matter. Mr. Sweedler also (i) served as co-chairman of the board of directors of Brand Matter, (ii) served as an executive officer of Brand Matter and (iii) beneficially owned certain membership interests of ETPH. As a consequence of Mr. Sweedler’s indirect beneficial ownership in Brand Matter and the Company and his and Mr. Eby’s position with ETPH, the Company and Brand Matter as well as the Company and ETPH each appointed special independent committees (on which neither Mr. Sweedler nor Mr. Eby served) to review and negotiate the terms of the Brand Matter Acquisition. Also, in connection with the Brand Matter Acquisition, Mr. Sweedler received shares of the Company’s common stock for all his equity interests in Brand Matter. Mr. Sweedler and Mr. Eby are also controlling partners of Tengram, which indirectly beneficially owns approximately 20.5% of the Company’s outstanding common stock as of March 11, 2015.

Amended and Restated Stockholders Agreement

On February 22, 2012, the Company, TCP WR and Mr. Dyne, the Company’s former chief executive officer, chief financial officer and director entered into a stockholders agreement (the “Stockholders Agreement”). In connection with the Brand Matter Acquisition, the Company entered into the amended and restated stockholders agreement, dated as of March 27, 2013 (the “Amended Stockholders Agreement”), pursuant to which Mr. Dyne was removed as a party. The terms of the Amended Stockholders Agreement are otherwise substantially similar to those in the Stockholders Agreement.

Entry into 2012 PIPE Purchase Agreement and Registration Rights Agreement

On December 21, 2012, the Company entered into a securities purchase agreement (the “2012 PIPE Purchase Agreement”), by and among the Company and the investors signatory thereto (the “2012 PIPE Investors”), pursuant to which the Company agreed to sell to the 2012 PIPE Investors an aggregate of 4,966,667 shares of the Company’s common stock at a purchase price of $4.50 per share, for a total offering amount of approximately $22.4 million (the “2012 PIPE Transaction”). The 2012 PIPE Investors included the Company’s Chief Executive Officer, Mr. Shmidman, who agreed to purchase 11,111 shares and TCP Acquisition, a fund managed by Tengram, which agreed to purchase 733,333 shares. The closing date of the 2012 PIPE Transaction was January 9, 2013.

Heelys Merger Agreement

On December 7, 2012, in connection with the Company’s entry into the Heelys Merger Agreement, the Company entered into an equity commitment letter with Tengram, pursuant to which such entity agreed to provide the Company with up to $8.1 million of equity financing, subject to the terms and conditions set forth in the commitment letter, if needed, to enable the Company to satisfy its obligations under the Heelys Merger Agreement. The commitment letter automatically terminated upon the consummation of the transactions contemplated by the Heelys Merger Agreement on January 24, 2013 without an equity financing by Tengram.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

Change of Control Transaction with TCP WR Acquisition, LLC

Mr. Sweedler, a director of the Company, and Mr. Eby, a former director of the Company, are managing members of TCA, which is the controlling partner of Tengram, which has the sole voting control over TCP WR. On February 2, 2012, the Company entered into the Tengram Securities Purchase Agreement, pursuant to which the Company sold the Debentures, TCP Warrants and Series A Preferred Stock to TCP WR.

The Tengram Securities Purchase Agreement provided certain piggyback rights to TCP WR for its shares of the Company’s common stock issued upon conversion of the Debentures or shares of the Company’s common stock issuable upon conversion of the warrants held by TCP WR to be included in a registration statement, subject to customary underwriter cutbacks.

In connection with the Brand Matter Acquisition in March 2013, the Debentures were converted into 5,523,810 shares of the Company’s common stock at the Conversion Price and all of the issued and outstanding shares of Series A Preferred Stock were redeemed for a nominal fee of $14.50 (unrounded).

On December 8, 2014, TCP WR exercised the TCP Warrants to acquire 1,104,762 shares of the Company’s common stock at an exercise price of $2.63 per share for an aggregate exercise price of $2.9 million.

Consulting Services Agreement with Tengram Capital Management, L.P.

Pursuant to an agreement with Tengram Capital Management, L.P. (“TCM”), an affiliate of Tengram, the Company has engaged TCM, effective as of January 1, 2013, to provide services to the Company pertaining to (i) mergers and acquisitions, (ii) debt and equity financing, and (iii) such other related areas as the Company may reasonably request from time to time (the “TCM Agreement”). TCM is entitled to receive compensation, including fees and reimbursement of out-of-pocket expenses in connection with performing the services under the TCM Agreement. The TCM Agreement remains in effect for a period continuing through the earlier of five years or the date on which TCM and its affiliates cease to own in excess of 5% of the outstanding shares of common stock of the Company.

In connection with the Galaxy Merger Agreement, (i) a $3.5 million fee was paid to TCM upon consummation of the Galaxy Acquisition and (ii) the Company and TCM entered into an amendment to the TCM Agreement (the “Amended TCM Agreement”), pursuant to which, among other things, TCM is entitled to receive annual fees of $0.9 million beginning with the fiscal year 2014. The Company paid TCM $0.5 million and $1.0 million for services under the Amended TCM Agreement for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, the Company owed approximately $0.5 million and $0, respectively, to TCM.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCM (the “TCM Employee”), pursuant to which the TCM Employee provides legal and other consulting services at the request of the Company from time to time. The TCM Employee was also issued 125,000 shares of restricted stock, vesting over a four year period, and 180,000 PSUs as described above in Note 15. The Company paid the TCM Employee approximately $0.3 million and $0.1 million for services under this agreement for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, there were no amounts owed to the TCM Employee.

Transactions with Tennman WR-T

As discussed in Note 6, on May 5, 2014 the Company acquired the remaining 18% interest in Rast Sourcing and Rast Licensing. Under the prior royalty agreement among Tennman WR-T, Rast Sourcing and Rast Licensing, royalties paid by Rast Sourcing to Tennman WR-T amounted to approximately $0.5 million, $1.1 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, amounts owed to Tennman WR-T of $0 and $0.4 million, respectively, are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. During the years ended December 31, 2014, 2013 and 2012, the Company recorded approximately $0.2 million, $0.9 million and $0.9 million, respectively, in royalty expense, of which approximately $0.2 million, $0.9 million and $0.9 million, respectively, is included in operating expenses from continuing operations and $0, $0 and $0.1 million, respectively, is included in discontinued operations.

As discussed in Note 6, as part of the Tennman Merger Agreement, the Company will pay royalties to Tennman Brands, LLC, subject to the William Rast brand achieving certain performance thresholds. The Company did not pay any royalties to Tennman Brands, LLC during the year ended December 31, 2014.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

Transactions with E.S. Originals, Inc.

A group president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded approximately $5.2 million of revenue for the year ended December 31, 2014 for royalties earned from ESO license agreements. At December 31, 2014, the Company had approximately $3.3 million recorded as accounts receivable on the consolidated balance sheet.

Acquisition of FUL

On November 17, 2014, the Company made a strategic investment in FUL IP. FUL IP is a collaborative investment between the Company and JALP. FUL IP was formed for the purpose of licensing the FUL trademark to third parties in connection with the manufacturing, distribution, marketing and sale of FUL branded bags, backpacks, duffels, luggage and apparel accessories. JALP contributed the FUL trademark with a fair value of approximately $8.9 million. In exchange for a 50.5% economic interest in FUL IP the Company paid JALP $4.5 million. JALP’s minority member interest in FUL IP has been reflected as noncontrolling interest on the Company’s consolidated balance sheet. One of the Company’s directors, Mr. Al Gossett, has a partial ownership interest in JALP.

NOTE 18 – PROFIT SHARING PLAN

The Company has established a 401(k) profit-sharing plan for the benefit of eligible employees. The Company may make contributions to the plan as determined by the Board. The Company accrued a matching contribution of approximately $0.1 million for the year ended December 31, 2014. There were no contributions made during the years ended December 31, 2013 and 2012.

NOTE 19 – 2012 PRIVATE PLACEMENT TRANSACTION

On December 21, 2012, the Company entered into the 2012 PIPE Purchase Agreement with the 2012 PIPE Investors, pursuant to which the Company agreed to sell to the 2012 PIPE Investors an aggregate of 4,966,667 shares of the Company’s common stock at a purchase price of $4.50 per share, for a total offering amount of approximately $22.4 million. Net proceeds, after the payment of legal and other expenses of approximately $1.2 million, amounted to approximately $21.2 million.

The 2012 PIPE Transaction was consummated on January 9, 2013 and a portion of the proceeds was used to fund the acquisition of Heelys. Affiliates of the Company purchased 744,444 shares, with the Company’s Chief Executive Officer, Mr. Shmidman, purchasing 11,111 shares and TCP Acquisition purchasing 733,333 shares. One of the Company’s directors, Mr. Sweedler, and one of the Company’s former directors, Mr. Eby, are managing members of TCA, which is the controlling partner of Tengram. As contemplated by the 2012 PIPE Purchase Agreement, the Company also entered into a registration rights agreement with the 2012 PIPE Investors on January 9, 2013, as amended on May 14, 2013.

NOTE 20 – 2013 PRIVATE PLACEMENT TRANSACTION

On July 25, 2013, the Company entered into the 2013 PIPE Purchase Agreements with the 2013 PIPE Investors, pursuant to which the Company agreed to sell to the 2013 PIPE Investors an aggregate of 8,000,000 shares of the Company’s common stock, par value $0.001, at a purchase price of $5.50 per share, for a total offering amount of $44.0 million. Certain affiliates of the Company, including Mr. Al Gossett, a member of the Company’s Board, and TCP II, an entity affiliated with Tengram, agreed to purchase 109,091 shares and 257,273 shares, respectively, in the 2013 PIPE Transaction. Net proceeds, after the payment of legal and other expenses of approximately $3.2 million, amounted to approximately $40.8 million.

The Company used a portion of the proceeds to fund the acquisition of the Revo brand (see Note 6) and for general corporate purposes, including other business acquisitions, and to pay the fees and expenses associated therewith.

NOTE 21 – QUARTERLY DATA (UNAUDITED)

Unaudited quarterly consolidated financial information for 2014 and 2013 is summarized as follows:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014, 2013 AND 2012

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2014
Net revenue	$6,262	$7,003	$10,000	$18,572

Income (loss) from operations	2,512	567	(1,015)	9,967

Income (loss) before income taxes	1,244	(664)	(4,870)	6,580

Consolidated net income (loss)	847	(515)	2,733	(3,711)

Net income attributable to noncontrolling interest	(105)	(92)	(88)	(137)

Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	742	(607)	2,645	(3,848)

Basic earnings (loss) per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$0.03	$(0.02)	$0.08	$(0.10)

Diluted earnings (loss) per share:
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$0.03	$(0.02)	$0.08	$(0.10)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
2013
Net revenue	$1,629	$4,347	$6,066	$10,611

(Loss) income from operations	(3,736)	2,053	1,579	5,912

(Loss) income from continuing operations	(17,617)	823	136	5,516

Loss from discontinued operations, net of tax	(3,864)	(102)	(1,295)	(983)

Consolidated net (loss) income	(21,481)	721	(1,159)	4,533

Net income attributable to noncontrolling interest	(26)	(28)	(57)	(477)

Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	(21,507)	693	(1,216)	4,056

Basic (loss) earnings per share:
Continuing operations	$(2.43)	$0.05	$0.01	$0.20
Discontinued operations	(0.53)	(0.01)	(0.06)	(0.04)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(2.96)	$0.04	$(0.05)	$0.16

Diluted (loss) earnings per share:
Continuing operations	$(2.43)	$0.05	$0.01	$0.19
Discontinued operations	(0.53)	(0.01)	(0.06)	(0.04)
Attributable to Sequential Brands Group, Inc. and Subsidiaries	$(2.96)	$0.04	$(0.05)	$0.15

Schedule II – Valuation and Qualifying Accounts

Sequential Brands Group, Inc.

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period

Reserves and allowance deducted from asset accounts:

Accounts receivable (a):

Year Ended December 31, 2014	$135	$75	$(41)	$169
Year Ended December 31, 2013	$-	$250	$(115)	$135
Year Ended December 31, 2012	$-	$-	$-	$-

(a) - These amounts include reserves for doubtful accounts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: March 16, 2015	/s/ Yehuda Shmidman
By: Yehuda Shmidman
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yehuda Shmidman	Chief Executive Officer, Director
Yehuda Shmidman	(Principal Executive Officer)	March 16, 2015

/s/ Gary Klein	Chief Financial Officer (Principal
Gary Klein	Financial and Accounting Officer)	March 16, 2015

/s/ William Sweedler	Chairman of the Board of Directors
William Sweedler		March 16, 2015

/s/ Rodney Cohen	Director
Rodney Cohen		March 16, 2015

/s/ Al Gossett	Director
Al Gossett		March 16, 2015

/s/ Aaron Hollander	Director
Aaron Hollander		March 16, 2015

/s/ Gary Johnson	Director
Gary Johnson		March 16, 2015

/s/ Stewart Leonard, Jr.	Director
Stewart Leonard, Jr.		March 16, 2015

S-1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

2.1	Unit Purchase Agreement entered into as of April 7, 2011 by and among J. Lindeberg USA Corp., as buyer, and People’s Liberation, Inc. and Bella Rose, LLC, as sellers. Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed on May 16, 2011. *

2.2	Purchase and Sale Agreement, dated June 18, 2012, by and between Sequential Brands Group, Inc. and DVS Shoe Co., Inc. Incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012.*

2.3	Purchase and Sale Agreement, dated June 28, 2012, by and between Sequential Brands Group, Inc. and Westlife Distribution USA, LLC. Incorporated by reference to Exhibit 2.2 to our Quarterly Report on Form 10-Q filed on August 14, 2012.*

2.4	Agreement and Plan of Merger, dated December 7, 2012, by and among Sequential Brands Group, Inc., Wheels Merger Sub Inc. and Heelys, Inc. Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K of Heelys, Inc. filed on December 10, 2012.*

2.5	Agreement and Plan of Merger, dated as of June 24, 2014, by and among Sequential Brands Group, Inc., SBG Universe Brands, LLC, Universe Galaxy Merger Sub, Inc., Galaxy Brand Holdings, Inc., solely in its capacity as the Stockholder Representative, Carlyle Equity Opportunity GP, L.P. and Carlyle Galaxy Holdings, L.P., for purposes of Section 6.5(b) only. Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 25, 2014.*

3.1	Amended and Restated Certificate of Incorporation of Sequential Brands Group, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 18, 2008.

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 8, 2012.

3.3	Certificate of Ownership and Merger merging Sequential Brands Group, Inc. with and into People’s Liberation, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 29, 2012.

3.4	Certificate of Amendment to the Certificate of Incorporation of Sequential Brands Group, Inc. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2012.

3.5	Sequential Brands Group, Inc. Amended and Restated Bylaws, effective as of September 11, 2013. Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 13, 2013.

4.1	2005 Sequential Brands Group, Inc. Option Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 333-130930) filed on January 9, 2006.**

4.2	Form of Variable Rate Senior Secured Convertible Debenture Due January 31, 2015 of People’s Liberation, Inc. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 28, 2012.

4.3	Form of Common Stock Purchase Warrant of People’s Liberation, Inc. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 28, 2012.

10.1	Form of Indemnity Agreement. Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 (File No. 333-130930) filed on January 9, 2006.

10.2	Asset Purchase Agreement dated June 24, 2011 by and between Monto Holdings (Pty) Ltd. and Sequential Brands Group, Inc. and its wholly-owned subsidiary, Bella Rosa, LLC. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 18, 2011.

10.3	Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Sourcing, LLC, effective as of October 1, 2011. Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 21, 2011.

E-1

10.4	Second Amended and Restated Limited Liability Company Operating Agreement of William Rast Licensing, LLC, effective as of October 1, 2011. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 21, 2011.

10.5	Royalty Agreement by and among William Rast Sourcing, LLC, William Rast Licensing, LLC and Tennman WR-T, Inc. effective as of October 1, 2011. Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q filed on November 21, 2011.***

10.6	Preemptive Rights and Board Nominee Agreement by and between Sequential Brands Group, Inc. and Tennman WR-T, Inc. effective as of October 1, 2011. Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q filed on November 21, 2011.

10.7	Services Agreement by and between William Rast Licensing, LLC and Tennman Brands, LLC f/s/o Justin Timberlake effective as of October 1, 2011. Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q filed on November 21, 2011.

10.8	License Agreement by and between William Rast Sourcing, LLC and William Rast Licensing, LLC and J.C. Penney Corporation, Inc. dated November 21, 2011. Incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K filed on March 30, 2012.***

10.9	Securities Purchase Agreement, dated February 2, 2012, between Sequential Brands Group, Inc. and each purchaser identified on the signature page thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 28, 2012.

10.10	Operating Agreement of DVS Footwear International, LLC, dated as of June 29, 2012 by and between Sequential Brands Group, Inc. and Elan Polo International, Inc. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2012.

10.11	DVS License Agreement-Worldwide Exclusive License, dated as of June 29, 2012 by and between DVS Footwear International, LLC and Elan Polo International, Inc. Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2012.***

10.12	Employment Agreement, dated November 19, 2012, by and between Sequential Brands Group, Inc. and Yehuda Shmidman. Incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K filed on April 1, 2013.**

10.13	Stock Purchase Agreement, dated November 19, 2012, by and between Sequential Brands Group, Inc. and Yehuda Shmidman. Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K filed on April 1, 2013.**

10.14	Stock Purchase Agreement, dated November 29, 2012, by and between Sequential Brands Group, Inc. and Gary Klein. Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K filed on April 1, 2013.**

10.15

Purchase Agreement, dated March 28, 2013, by and among Sequential Brands Group, Inc., ETPH Acquisition, LLC and B®and Matter, LLC. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 3, 2013.*

10.16

First Lien Term Loan Agreement, dated March 28, 2013, by and among Sequential Brands Group, Inc., Bank of America, N.A., the guarantors named therein and the lenders party thereto. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 3, 2013.*

10.17

Second Lien Term Loan Agreement, dated March 28, 2013, by and among Sequential Brands Group, Inc., Pathlight Capital, LLC, the guarantors named therein and the lenders party thereto. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 3, 2013.*

10.18

Intercreditor Agreement, dated March 28, 2013, by and between Bank of America, N.A. and Pathlight Capital, LLC. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 3, 2013.

10.19

Warrant Purchase Agreement, dated March 28, 2013, by and between Sequential Brands Group, Inc. and Pathlight Capital, LLC. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on April 3, 2013.

10.20

Form of Class B Common Stock Purchase Warrant, dated March 28, 2013, issued to Pathlight Capital, LLC. Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on April 3, 2013.

E-2

10.21

Amended and Restated Stockholders Agreement, dated March 27, 2013, by and among Sequential Brands Group, Inc., TCP WR Acquisition, LLC and the other stockholders party thereto. Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on May 15, 2013.

10.22

Form of Consent to Amendment to the Registration Rights Agreement, dated May 14, 2013, by and between Sequential Brands Group, Inc. and certain investors’ signatory to the Registration Rights Agreement, dated January 9, 2013. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 17, 2013.

10.23

Form of Securities Purchase Agreement No. 1, dated July 25, 2013, by and among Sequential Brands Group, Inc. and certain investors’ signatory thereto. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 29, 2013.

10.24

Form of Securities Purchase Agreement No. 2, dated July 25, 2013, by and among Sequential Brands Group, Inc. and certain investors’ signatory thereto. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 29, 2013.

10.25

Form of Registration Rights Agreement No. 1, dated July 26, 2013, by and among Sequential Brands Group, Inc. and certain investors’ signatory thereto. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 29, 2013.

10.26

Form of Registration Rights Agreement No. 2, dated July 26, 2013, by and among Sequential Brands Group, Inc. and certain investors’ signatory thereto. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 29, 2013.

10.27

Asset Purchase Agreement, dated as of August 2, 2013, by and between SBG Revo Holdings, LLC and Oakley, Inc. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on August 12, 2013.*

10.28	Sequential Brands Group, Inc. 2013 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 (Registration No. 333-190352) filed on August 2, 2013.**

10.29	Form of Notice of Option Grant. Incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-8 (Registration No. 333-190352) filed on August 2, 2013.**

10.30	Form of Notice of Restricted Stock Grant. Incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-8 (Registration No. 333-190352) filed on August 2, 2013.**

10.31	Amendment to the License Agreement, dated December 19, 2013, by and among Sequential Brands Group, Inc., J.C. Penney Corporation, Inc., William Rast Sourcing, LLC and William Rast Licensing, LLC. Incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K filed on March 31, 2014.***

10.32	Joinder Agreement, dated February 21, 2014, by and between SBG Revo Holdings, LLC and Bank of America, N.A. Incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K filed on March 31, 2014.

10.33	Joinder Agreement, dated February 21, 2014, by and between SBG Revo Holdings, LLC and Pathlight Capital, LLC. Incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K filed on March 31, 2014.

10.34	Acknowledgement by SGB Revo Holdings, LLC. Incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K filed on March 31, 2014.

10.35	Employment Agreement, dated as of June 3, 2014, by and between Sequential Brands Group, Inc. and Gary Klein. Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2014.**

10.36	Registration Rights Agreement, dated as of August 15, 2014, by and between Sequential Brands Group, Inc. and Carlyle Equity Opportunity GP, L.P., as the representative of the former stockholders and optionholders of Galaxy Brand Holdings, Inc. Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 18, 2014.

10.37	Amended and Restated First Lien Credit Agreement, dated as of August 15, 2014, by and among Sequential Brands Group, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent thereunder. Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 18, 2014.*

E-3

10.38	Second Lien Credit Agreement, dated as of August 15, 2014, by and among Sequential Brands Group, Inc., the guarantors party thereto, the lenders party thereto and Wilmington Trust National Association, as administrative agent and collateral agent thereunder. Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 18, 2014.*

10.39	Intercreditor Agreement, dated as of August 15, 2014, by and between Bank of America, N.A. and Wilmington Trust, National Association. Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 18, 2014.

10.40	Form of Common Stock Purchase Warrant. Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on August 18, 2014.

14.1	Sequential Brands Group, Inc. Code of Ethical Conduct. Incorporated by reference to Exhibit 14.1 to our Current Report on Form 10-KSB filed on March 7, 2006.
21.1	Subsidiaries of Sequential Brands Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

E-4