Form 10-Q
period 2015-03-31
SEQUENTIAL BRANDS GROUP, INC.
filed 2015-05-06
CIK 791770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, the registrant had 39,702,120 shares of common stock, par value $.001 per share, outstanding.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may appear throughout this Quarterly Report, including, without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statement. We are not under any obligation, and we expressly disclaim any obligation, to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to such or other forward-looking statements.

Where You Can Find Other Information

Our corporate website address is www.sequentialbrandsgroup.com. The information contained on our website is not part of this Quarterly Report. We file our annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). These reports, any amendments thereto and other information are made available for download, free of charge, on our corporate website as soon as reasonably practicable after such reports and other information are filed with or furnished to the SEC. The public may read and copy any materials filed with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains annual, quarterly and current reports, proxy and registration statements and other information regarding issuers like us, that file electronically with the SEC, which is available at www.sec.gov.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$23,029	$22,521
Accounts receivable, net	14,621	15,720
Prepaid expenses and other current assets	5,946	5,681
Current assets held for disposition from discontinued operations of wholesale business	146	162
Total current assets	43,742	44,084

Property and equipment, net	2,340	2,255
Intangible assets, net	302,897	303,039
Goodwill	169,786	169,786
Other assets	7,496	7,199
Total assets	$526,261	$526,363

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$6,079	$6,691
Deferred license revenue	109	394
Long-term debt, current portion	12,000	13,253
Current liabilities held for disposition from discontinued operations of wholesale business	144	236
Total current liabilities	18,332	20,574

Long-Term Liabilities:
Long-term debt	160,500	162,247
Deferred tax liability	77,862	77,056
Other long-term liabilities	568	886
Long-term liabilities held for disposition from discontinued operations of wholesale business	700	700
Total long-term liabilities	239,630	240,889
Total liabilities	257,962	261,463

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; none issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 39,919,049 and 39,694,117 shares issued at March 31, 2015 and December 31, 2014, respectively, 39,571,345 and 39,300,580 shares outstanding at March 31, 2015 and December 31, 2014, respectively	40	39
Additional paid-in capital	298,321	295,719
Accumulated other comprehensive loss	(142)	(36)
Accumulated deficit	(34,515)	(35,959)
Treasury stock, at cost; 267,200 and 197,784 shares at March 31, 2015 and December 31, 2014, respectively	(2,303)	(1,643)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	261,401	258,120
Noncontrolling interest	6,898	6,780
Total equity	268,299	264,900
Total liabilities and equity	$526,261	$526,363

See Notes to Condensed Consolidated Financial Statements.

 SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014

Net revenue	$13,617	$6,262

Operating expenses	8,676	3,750

Income from operations	4,941	2,512

Other income	700	2

Interest expense	3,160	1,270

Income before income taxes	2,481	1,244

Provision for income taxes	919	397

Consolidated net income	1,562	847

Net income attributable to noncontrolling interest	(118)	(105)

Net income attributable to Sequential Brands Group, Inc. and Subsidiaries	$1,444	$742

Earnings per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

Weighted-average common shares outstanding:
Basic	39,039,993	24,700,717
Diluted	41,187,458	26,227,439

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended March 31,
	2015	2014

Consolidated net income	$1,562	$847

Other comprehensive loss:
Unrealized loss on interest rate hedging transactions	(106)	(69)
Other comprehensive loss, net of tax	(106)	(69)

Comprehensive income	1,456	778

Comprehensive income attributable to noncontrolling interests	(118)	(105)
Comprehensive income attributable to Sequential Brands Group, Inc. and Subsidiaries	$1,338	$673

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share data)

										Total Sequential
										Brands Group,
						Accumulated				Inc. and
					Additional Paid-	Other				Subsidiaries
	Common Stock		Preferred Stock		in	Comprehensive	Accumulated	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at January 1, 2015	39,300,580	$39	-	$-	$295,719	$(36)	$(35,959)	197,784	$(1,643)	$258,120	$6,780	$264,900

Issuance of common stock in connection with stock option exercises	4,432	-	-	-	13	-	-	-	-	13	-	13

Stock-based compensation	256,333	-	-	-	2,531	-	-	-	-	2,531	-	2,531

Issuance of common stock in connection with warrant exercise	10,000	-	-	-	58	-	-	-	-	58	-	58

Unrealized loss on interest rate hedging transactions	-	-	-	-	-	(106)	-	-	-	(106)	-	(106)

Repurchase of common stock	-	-	-	-	-	-	-	69,416	(660)	(660)	-	(660)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	118	118

Net income attributable to common stockholders	-	-	-	-	-	-	1,444	-	-	1,444	-	1,444

Balance at March 31, 2015	39,571,345	$40	-	$-	$298,321	$(142)	$(34,515)	267,200	$(2,303)	$261,401	$6,898	$268,299

See Notes to Condensed Consolidated Financial Statements.

 SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,562	$847
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Provision for bad debts	63	-
Depreciation and amortization	377	205
Stock-based compensation	2,531	464
Amortization of debt discount and deferred financing costs	303	167
Gain on sale of trademark	(700)	-
Deferred income taxes	806	397
Changes in operating assets and liabilities:
Receivables	776	82
Prepaid expenses and other assets	(45)	(5)
Accounts payable and accrued expenses	(612)	(1,441)
Deferred license revenue	(285)	312
Other liabilities	(424)	(98)
CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	4,352	930
CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(75)	(522)
CASH PROVIDED BY OPERATING ACTIVITIES	4,277	408

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(113)	(191)
Acquisition of property and equipment	(207)	(485)
Proceeds from sale of trademark	140	-
CASH USED IN INVESTING ACTIVITIES	(180)	(676)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from options exercised	13	72
Proceeds from warrants exercised	58	-
Repayment of note payable	(3,000)	(2,000)
Deferred financing costs	-	(23)
Repurchase of common stock	(660)	-
CASH USED IN FINANCING ACTIVITIES	(3,589)	(1,951)

NET INCREASE (DECREASE) IN CASH	508	(2,219)
CASH — Beginning of period	22,521	25,125
CASH — End of period	$23,029	$22,906

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$2,932	$1,073
Taxes	$542	$41

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”), through its wholly-owned and majority-owned subsidiaries, owns a portfolio of consumer brands in the fashion, active and lifestyle categories. The Company promotes, markets and licenses these brands and intends to pursue acquisitions of additional brands or rights to brands. The Company has licensed and intends to license its brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In its license agreements, the Company’s licensing partners are responsible for designing, manufacturing and distributing the Company’s licensed products. As of March 31, 2015, the Company had more than 75 licensees, almost all of which are wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of the Company’s business strategy, the Company has previously entered into (and expects in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. It is the Company’s opinion, however, that the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2014, 2013 and 2012. The financial information as of December 31, 2014 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

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

MARCH 31, 2015

(UNAUDITED)

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

In April 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which provides a narrower definition of discontinued operations than under existing GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. The amendments in ASU 2014-08 are effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early application permitted.

Reportable Segment

An operating segment, in part, is a component of an enterprise whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance. Operating segments may be aggregated only to a limited extent. The Company’s chief operating decision maker, the Chief Executive Officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues for purposes of making operating decisions and assessing financial performance. Accordingly, the Company has only a single operating and reportable segment. In addition, the Company has no foreign operations or any assets in foreign locations. All of the Company’s domestic operations consist of a single revenue stream, which is the licensing of its trademark portfolio.

Revenue Recognition

The Company has entered into various license agreements that provide revenues based on guaranteed minimum royalty payments and advertising/marketing fees and additional revenues based on a percentage of defined sales. Guaranteed minimum royalty payments and advertising/marketing revenue are recognized on a straight-line basis over the term of each contract year, as defined in each license agreement. Royalty payments exceeding the guaranteed minimum royalty payments are recognized as income during the period corresponding to the licensee’s sales. Payments received as consideration of the grant of a license are recorded as deferred revenue at the time payment is received and recognized ratably as revenue over the term of the license agreement. Advanced royalty payments are recorded as deferred revenue at the time payment is received and recognized as revenue as earned. Revenue is not recognized unless collectability is reasonably assured.

If license agreements are terminated prior to the original licensing period, the Company will recognize revenue for any contractual termination fees, unless such amounts are deemed non-recoverable.

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $0.2 million at March 31, 2015 and December 31, 2014.

The Company’s accounts receivable amounted to approximately $14.6 million and $15.7 million as of March 31, 2015 and December 31, 2014, respectively. Two licensees accounted for approximately 42% (23% and 19%) of the Company’s total consolidated accounts receivable balance as of March 31, 2015 and three licensees accounted for approximately 54% (23%, 21% and 10%) of the Company’s total consolidated accounts receivable balance as of December 31, 2014. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Treasury Stock

Treasury stock is recorded at cost as a reduction of equity in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. For restricted stock, for which restrictions lapse with the passage of time (“time-based restricted stock”), compensation cost is recognized on a straight-line basis, reduced for estimated forfeitures, over the period between the issue date and the date that restrictions lapse. Time-based restricted stock is included in total shares of common stock outstanding upon the lapse of applicable restrictions. For restricted stock, for which restrictions are based on performance measures (“performance-based restricted stock”), restrictions lapse when those performance measures have been deemed achieved. Compensation cost for performance-based restricted stock is recognized on a straight-line basis, reduced for estimated forfeitures, during the period from the date on which the likelihood of the performance-based restricted stock being earned is deemed probable and (x) the end of the fiscal year during which such performance-based restricted stock was granted or (y) the date on which awards of such performance-based restricted stock may be approved by the compensation committee of the Company’s board of directors (the “Compensation Committee”) on a discretionary basis, as applicable. Performance-based restricted stock is included in total shares of common stock outstanding upon the lapse of applicable restrictions. Performance-based restricted stock is included in total diluted shares of common stock outstanding when the performance measures have been deemed achieved but the performance-based restricted stock has not yet been issued.

Compensation cost for stock options and warrants, in accordance with accounting for stock-based payment under GAAP, is calculated using the Black-Scholes valuation model based on awards ultimately expected to vest, reduced for estimated forfeitures, and expensed on a straight-line basis over the requisite service period of the grant.  Forfeitures are estimated at the time of grant based on the Company’s historical forfeiture experience and are revised in subsequent periods if actual forfeitures differ from those estimates.

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

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2015 and December 31, 2014, the Company had $0.6 million of certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale operations subsidiary, and does not expect a material change in the twelve months following March 31, 2015. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2011 through 2014.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. The shares used to calculate basic and diluted EPS consist of the following:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

Basic weighted average common shares outstanding	39,039,993	24,700,717
Acquisition hold back shares	1,375,000	-
Warrants	488,826	742,899
Stock options	143,425	163,004
Unvested restricted stock	140,214	620,819
Diluted weighted average common shares outstanding	41,187,458	26,227,439

The computation of diluted EPS for the three months ended March 31, 2015 and 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended
	March 31,
	2015	2014

Warrants	-	125,000
Stock options	41,000	79,666
	41,000	204,666

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash and accounts receivable. Cash is held for use for working capital needs and/or future acquisitions. Substantially all of the Company’s cash is deposited with high quality financial institutions. At times, however, such cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of March 31, 2015.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history and the nature of the Company’s royalty revenues.

Customer Concentrations

The Company recorded net revenues of approximately $13.6 million and $6.3 million during the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, two licensees represented at least 10% of net revenue, accounting for 25% and 20% of the Company’s net revenue. During the three months ended March 31, 2014, two licensees represented at least 10% of net revenue, accounting for 20% and 17% of the Company’s net revenue.

Loss Contingencies

The Company recognizes contingent losses that are both probable and estimable. In this context, probability is defined as circumstances under which events are likely to occur. The Company records legal costs pertaining to contingencies as incurred.

Contingent Consideration

The Company recognizes the acquisition-date fair value of contingent consideration as part of the consideration transferred in exchange for the acquiree or assets of the acquiree in a business combination.  The contingent consideration is classified as either a liability or equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  If classified as a liability, the liability is remeasured to fair value at each subsequent reporting date until the contingency is resolved.  Increases in fair value are recorded as losses, while decreases are recorded as gains.  If classified as equity, contingent consideration is not remeasured and subsequent settlement is accounted for within equity.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Noncontrolling Interest

Noncontrolling interest from continuing operations recorded for the three months ended March 31, 2015 and 2014 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC (“DVS LLC”). In connection with the strategic investment in FUL IP Holdings, LLC (“FUL IP”) in November 2014, the Company recorded a noncontrolling interest of $4.4 million in the consolidated statement of equity at December 31, 2014.

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

As of March 31, 2015 and December 31, 2014, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s interest rate swap (see Note 7) and the contingent earn outs relating to the Linens ‘N Things brand and FUL IP. The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at March 31, 2015 and December 31, 2014:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

		Carrying Value		Fair Value
Financial Instrument	Level	3/31/2015	12/31/2014	3/31/2015	12/31/2014
		(in thousands)
Interest rate swap	2	$142	$36	$142	$36
New Term Loans	3	$157,500	$160,500	$146,535	$148,571
Revolving Loan	3	$15,000	$15,000	$11,241	$11,059
Contingent earn outs	3	$-	$-	$-	$-

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

The Company records its interest rate swap on the condensed consolidated balance sheet at fair value (Level 2). The valuation technique used to determine the fair value of the interest rate swap approximates the net present value of future cash flows which is the estimated amount that a bank would receive or pay to terminate the Swap Agreements (as defined below) at the reporting date, taking into account current interest rates.

For purposes of this fair value disclosure, the Company based its fair value estimate for the New Term Loans and Revolving Loan (each, as defined below) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the Loan Agreements (as defined below) based on market interest rate quotes as of March 31, 2015 and December 31, 2014 for debt with similar risk characteristics and maturities.

On the date of acquisitions, no value was assigned to the contingent earn outs based on the remote probability that the Linens ‘N Things brand and FUL IP will achieve the performance measurements. The Company continues to evaluate these performance measurements at each reporting period and determines their fair values if/when the achievement of the performance measurements becomes probable. At March 31, 2015, the contingent earn outs had no value.

4.	Discontinued Operations of Wholesale Business

The Company did not record any additional costs relating to discontinued operations of the Heelys, Inc. legacy operations during the three months ended March 31, 2015 and 2014.

A summary of the Company’s assets and liabilities from discontinued operations of its wholesale business as of March 31, 2015 and December 31, 2014 is as follows:

Assets and liabilities of discontinued operations:

	March 31, 2015	December 31, 2014
	(in thousands)

Prepaid expenses and other current assets	$146	$162
Accounts payable and accrued expenses	$144	$236
Long-term liabilities	$700	$700

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

5.	Goodwill

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the unaudited condensed consolidated statements of operations. No events or circumstances indicate an impairment has been identified subsequent to the Company’s December 31, 2014 impairment testing.

6.	Intangible Assets

Intangible assets are summarized as follows:

March 31, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands, except years data)
Long-lived intangible assets:
Trademarks	15	$4,846	$(984)	$3,862
Customer agreements	4	1,599	(617)	982
Favorable lease	2	537	(146)	391
Patents	10	665	(114)	551
		$7,647	$(1,861)	5,786
Indefinite-lived intangible assets:
Trademarks				$297,111

Intangible assets, net				$302,897

December 31, 2014	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands, except years data)
Long-lived intangible assets:
Trademarks	15	$4,812	$(903)	$3,909
Customer agreements	4	1,599	(517)	1,082
Favorable lease	2	537	(88)	449
Patents	10	665	(98)	567
		$7,613	$(1,606)	6,007
Indefinite-lived intangible assets:
Trademarks				$297,032

Intangible assets, net				$303,039

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,	(in thousands)
2015 (nine months)	$768
2016	1,004
2017	597
2018	464
2019	390
Thereafter	2,563
$5,786

Amortization expense amounted to approximately $0.3 million and $0.2 million for the three months ended March 31, 2015 and 2014, respectively.

Intangible assets represent trademarks, customer agreements, a favorable lease and patents related to the Company’s brands. Long-lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of intangible assets and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable. When conducting its annual indefinite-lived intangible asset impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No events or circumstances indicate an impairment has been identified subsequent to the Company’s December 31, 2014 impairment testing.

7.	Long-Term Debt

The components of long-term debt are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)

New Term Loans	$157,500	$160,500
Revolving Loan	15,000	15,000
Total long-term debt	172,500	175,500
Less: current portion of long-term debt	12,000	13,253
Long-term debt	$160,500	$162,247

New Term Loans and Revolving Loan

On August 15, 2014, in connection with the acquisition of Galaxy Brand Holdings, Inc., the Company entered into (i) an Amended and Restated First Lien Credit Agreement, among the Company, its subsidiaries party thereto and Bank of America, N.A., as administrative agent and collateral agent thereunder (as so amended and restated, the “First Lien Credit Agreement”), which provided for a term loan of up to $75.0 million, a revolving credit facility of up to $25.0 million and a swing line sub-facility of up to $10.0 million and (ii) a Second Lien Credit Agreement with GSO Capital Partners LP, among the Company, its subsidiaries party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Loan Agreements”), which provided for a term loan of up to $90.0 million. In addition, the First Lien Credit Agreement provided for incremental borrowings of up to $60.0 million, to be allocated pro rata between the term loan and the revolving credit facility, and the Second Lien Credit Agreement provided for incremental borrowings of up to $70.0 million for the purpose of consummating permitted acquisitions, in each case, subject to certain customary conditions.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

On August 15, 2014, $75.0 million was drawn as a term loan under the First Lien Credit Agreement and $90.0 million was drawn as a term loan under the Second Lien Credit Agreement (together, the “New Term Loans”) and $15.0 million was drawn as a revolving loan under the First Lien Credit Agreement (the “Revolving Loan”). The proceeds from the New Term Loans and the Revolving Loan were primarily used to finance the Galaxy Acquisition (as defined in Note 10) pursuant to the terms of the Galaxy Merger Agreement (as defined in Note 10), to repay the Company’s existing indebtedness, including the Legacy Term Loans (as defined below), and to pay fees and expenses in connection with the foregoing. The Company expected to use the proceeds from any additional borrowings under the revolving credit facility for working capital, capital expenditures and other general corporate purposes and the proceeds from any borrowings under any incremental facilities for working capital purposes and/or for permitted acquisitions.

Term loan borrowings under the First Lien Credit Agreement were subject to amortization of principal (x) in an amount equal to $1.5 million for the first payment and (y) thereafter, quarterly, in equal amounts of $3.0 million and were scheduled to mature on August 15, 2019. Borrowings under the First Lien Credit Agreement bore interest at London Interbank Offered Rate (“LIBOR”) or a base rate, plus, in each case, an applicable margin that fluctuated from 3.50% to 3.75% for LIBOR loans and from 1.50% to 1.75% for base rate loans, in each case, based on the Company’s loan to value ratio, as described in the First Lien Credit Agreement (3.94% at March 31, 2015).

The Second Lien Credit Agreement was not subject to amortization and was scheduled to mature on August 15, 2020. Borrowings under the Second Lien Credit Agreement bore interest at LIBOR plus 8.00% and were subject to a LIBOR floor of 1.00% (9.00% at March 31, 2015).

Loans under the First Lien Credit Agreement were voluntarily prepayable from time to time in whole or in part, and loans under the Second Lien Credit Agreement were voluntarily prepayable after August 15, 2015, in whole or in part, subject in certain cases to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and prepayment premiums as provided in the respective Loan Agreements. Mandatory prepayments of the loans under the Loan Agreements were required (x) in the case of any dispositions of intellectual property, 50% of the orderly liquidation value thereof, (y) in the case of any other dispositions, 100% of the net proceeds thereof and (z) at each fiscal year end, in the amount of 30% of the Consolidated Excess Cash Flow (as defined in the respective Loan Agreements) of the Company and its subsidiaries, in each case subject to certain exceptions set forth in the Loan Agreements.

The Company’s obligations under the Loan Agreements were guaranteed jointly and severally by each domestic subsidiary of the Company (each, a “Guarantor” and, collectively, the “Guarantors”), other than Immaterial Subsidiaries (as defined in the Loan Agreements) and certain other excluded subsidiaries and subject to certain other exceptions set forth in the Loan Agreements and the related loan documents (such guarantees provided by the Guarantors, the “Guarantees”). The Company’s and the Guarantors’ obligations under the Loan Agreements and the Guarantees were, in each case, secured by first priority liens (subject, in the case of the Second Lien Credit Agreement, to the liens under the First Lien Credit Agreement) on, and security interests in, substantially all of the present and after-acquired assets of the Company and each Guarantor, subject to certain customary exceptions.

In connection with the First Lien Credit Agreement and the Second Lien Credit Agreement, Bank of America, N.A., as the administrative agent under the First Lien Credit Agreement, and Wilmington Trust, National Association, as the administrative agent under the Second Lien Credit Agreement, entered into an intercreditor agreement, dated as of August 15, 2014 (the “Intercreditor Agreement”), which was acknowledged by the Company and the Guarantors. The Intercreditor Agreement established various inter-lender terms, including, but not limited to, priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in the case of a default, incurrence of additional indebtedness releases of collateral and limitations on the amendment of respective Loan Agreements without consent of the other party.

In addition, the Loan Agreements included covenants and events of default, including, in the case of the First Lien Credit Agreement, requirements that the Company satisfied a minimum positive net income test and maintained a minimum loan to value ratio (as calculated pursuant to the First Lien Credit Agreement), and, in the case of the Second Lien Credit Agreement, maintained a total leverage ratio and a minimum loan to value ratio (as calculated pursuant to the Second Lien Credit Agreement).

On April 8, 2015, in connection with the Company’s entry into the JS Purchase Agreement (as defined in Note 12), the Company entered into (i) a second amended and restated first lien credit agreement, by and among the Company, the guarantors party thereto and Bank of America, N.A., as administrative agent and collateral agent thereunder (as so amended and restated, the “A&R First Lien Credit Agreement”) and (ii) an amended and restated second lien credit agreement with GSO Capital Partners LP, among the Company, the guarantors party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder (as so amended and restated, the “A&R Second Lien Credit Agreement” and, together with the A&R First Lien Credit Agreement, the “A&R Loan Agreements”). See Note 12 for further description of the terms of the A&R Loan Agreements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Legacy Term Loans

Prior to the Company’s entry into the Loan Agreements, in connection with the acquisition of B®and Matter, LLC, on March 28, 2013, the Company entered into (i) a first lien loan agreement (the “First Lien Loan Agreement”), which provided for term loans of up to $45.0 million (the “First Lien Term Loan”) and (ii) a second lien loan agreement (the “Second Lien Loan Agreement” and, together with the First Lien Loan Agreement, the “Prior Loan Agreements”), which provided for term loans of up to $20.0 million (the “Second Lien Term Loan” and, together with the First Lien Term Loan, the “Legacy Term Loans”). The proceeds from the Legacy Term Loans were used to fund the acquisition of B®and Matter, LLC, to repay existing debt, to pay fees and expenses in connection with the foregoing, to finance capital expenditures and for general corporate purposes. The Legacy Term Loans were secured by substantially all of the assets of the Company and were further guaranteed and secured by each of the domestic subsidiaries of the Company, other than DVS LLC, SBG Revo Holdings, LLC and SBG FM, LLC, subject to certain exceptions set forth in the Prior Loan Agreements. In connection with the Second Lien Loan Agreement, the Company issued five-year warrants to purchase up to an aggregate of 285,160 shares of the Company’s common stock at an exercise price of $4.50 per share. In December 2013, the Company obtained the written consent of each of the lenders to the Prior Loan Agreements and, in connection therewith, SBG Revo Holdings, LLC agreed to become a Loan Party (as defined in the Prior Loan Agreements) under each of the Prior Loan Agreements, which transaction became effective in February 2014.

The Legacy Term Loans were drawn in full on March 28, 2013 and were scheduled to mature on March 28, 2018. The Prior Loan Agreements were repaid in full on August 15, 2014. The Company was in compliance with its covenants throughout the existence of the Legacy Term Loans.

Interest Expense

Contractual interest expense on the Loan Agreements amounted to approximately $2.9 million for the three months ended March 31, 2015, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. Contractual interest expense on the Legacy Term Loans amounted to approximately $1.1 million for the three months ended March 31, 2014, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. During the three months ended March 31, 2014, accretion of the discount on the Legacy Term Loans amounted to approximately $0.1 million, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

Legal and other fees associated with the Loan Agreements have been recorded as deferred financing costs and included in other assets in the accompanying condensed consolidated balance sheets, and are being amortized as non-cash interest expense, using the effective interest method, over the term of the New Term Loans. During the three months ended March 31, 2015 and 2014, amortization of these fees amounted to approximately $0.3 million and $0.1 million, respectively, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statement of operations.

Interest Rate Swap

The Company has exposure to variability in cash flows due to the impact of changes in interest rates for the Company’s New Term Loans. During 2015, the Company entered into an interest rate swap agreement related to $25,000 notional value of the New Term Loans (the “2015 Swap Agreement”). During 2014, the Company entered into an interest rate swap agreement related to $51,000 notional value of the New Term Loans (the “2014 Swap Agreement” and, together with the 2015 Swap Agreement, the “Swap Agreements”).

The objective of the Swap Agreements is to eliminate the variability in cash flows for the interest payments associated with the New Term Loans, which vary by a variable-rate: 1-month LIBOR. The Company has formally documented the Swap Agreements as a cash flow hedge of the Company’s exposure to 1-month LIBOR. Because the critical terms of the Swap Agreements and the hedged items coincide (e.g., notional amount, interest rate reset dates, interest rate payment dates, maturity/expiration date and underlying index), the hedge is expected to completely offset changes in expected cash flows due to fluctuations in the 1-month LIBOR rate over the term of the hedge. The effectiveness of the hedge relationship will be periodically assessed during the life of the hedge by comparing the current terms of the Swap Agreements and the New Term Loans to assure they continue to coincide and through an evaluation of the continued ability of the respective counterparties to the Swap Agreements to honor their obligations under the Swap Agreements. Should the critical terms no longer match exactly, hedge effectiveness (both prospective and retrospective) will be assessed by evaluating the cumulative dollar offset for the actual hedging instrument relative to a hypothetical derivative whose terms exactly match the terms of the hedged item.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

The components of the Swap Agreements as of March 31, 2015, are as follows:

	Notional Value	Derivative Asset	Derivative Liability
	(in thousands)

New Term Loans	$76,000	$0	$(142)

8.	Commitments and Contingencies

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

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2015:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Options	Price	(in Years)	Intrinsic Value
	(in thousands, except share, per share and years data)

Outstanding - January 1, 2015	373,167	$4.91	2.0	$3,166
Granted	-	-
Exercised	(4,432)	(3.00)
Forfeited or Canceled	-	-
Outstanding - March 31, 2015	368,735	$4.93	1.8	$2,337

Exercisable - March 31, 2015	335,735	$4.37	1.5	$2,287

A summary of the changes in the Company’s unvested stock options is as follows:

		Weighted-
	Number of	Average Grant
	Options	Date Fair Value
Unvested - January 1, 2015	40,500	$2.74
Granted	-	-
Vested	(7,500)	(1.82)
Forfeited or Canceled	-	-
Unvested - March 31, 2015	33,000	$2.95

The Company did not grant any stock options during the three months ended March 31, 2015.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

During the three months ended March 31, 2014, the Company granted an aggregate of 17,500 stock options to employees for future services. These stock options are exercisable over a five-year term and vest over a period of one to three years. These stock options had a fair value of approximately $33,000 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.15%
Expected dividend yield	0.00%
Expected volatility	37.67%
Expected life	3.5 years

The Company recorded approximately $2,000 and $1,000 during the three months ended March 31, 2015 and 2014, respectively, as compensation expense pertaining to these grants.

Total compensation expense related to stock options for the three months ended March 31, 2015 and 2014 was approximately $14,000 and $20,000, respectively. Total unrecognized compensation expense related to unvested stock options at March 31, 2015 amounted to approximately $0.1 million and is expected to be recognized over a weighted-average period of approximately 1.4 years.

Warrants

The following table summarizes the Company’s outstanding warrants:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Warrants	Price	(in Years)	Intrinsic Value
	(in thousands, except share, per share and years data)

Outstanding - January 1, 2015	640,160	$6.04	3.1	$4,501
Granted	-	-
Exercised	(10,000)	(5.80)
Forfeited or Canceled	-	-
Outstanding - March 31, 2015	630,160	$6.04	2.9	$2,935

Exercisable - March 31, 2015	615,160	$6.05	2.9	$2,861

A summary of the changes in the Company’s unvested warrants is as follows:

Weighted
	Number of	Average Grant
	Warrants	Date Fair Value
Unvested - January 1, 2015	15,000	$3.05
Granted	-	-
Vested	-	-
Forfeited or Canceled	-	-
Unvested - March 31, 2015	15,000	$3.05

The Company did not issue any warrants during the three months ended March 31, 2015 and 2014.

The Company did not record any compensation expense related to warrants for the three months ended March 31, 2015. Total compensation expense related to warrants for the three months ended March 31, 2014 was approximately $8,000.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Restricted Stock

Time-Based Restricted Stock

A summary of the time-based restricted stock activity for the three months ended March 31, 2015 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average Grant	Contractual Life	Aggregate
	Shares	Date Fair Value	(in Years)	Intrinsic Value
	(in thousands, except share, per share and years data)

Unvested - January 1, 2015	512,586	6.30	1.9	$3,470
Granted	-	-
Vested	(45,833)	5.84
Unvested - March 31, 2015	466,753	6.35	1.6	$2,102

The Company did not grant any time-based restricted stock during the three months ended March 31, 2015.

During the three months ended March 31, 2014, the Company issued 100,000 shares of time-based restricted stock to an employee and 100,000 shares of time-based restricted stock to a consultant for future services. These shares of time-based restricted stock had a grant date fair value of approximately $1.1 million and vest over a period of three years. The Company marks-to-market the expense for the shares of time-based restricted stock granted to the consultant.

The Company recorded approximately $60,000 and approximately $88,000 during the three months ended March 31, 2015 and 2014, respectively, as compensation expense pertaining to these grants.

Total compensation expense related to grants of time-based restricted stock for the three months ended March 31, 2015 and 2014 was approximately $0.4 million and $0.4 million, respectively.

Performance Based Restricted Stock

On February 24, 2015, the Compensation Committee voted to approve, on a discretionary basis, an award of 198,000 performance stock units (“PSUs”) to employees and consultants under the Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan. Included in the above award were 60,000 and 36,000 PSUs for Mr. Yehuda Shmidman, the Company’s Chief Executive Officer, and Mr. Gary Klein, the Company’s Chief Financial Officer, respectively. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s stock on the date on which the employees and consultants were communicated the modification of the performance metrics. Total compensation expense related to these PSUs in the approximate amount of $2.0 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2015.

In addition, the Compensation Committee approved, on a discretionary basis, an award of 12,500 PSUs to an employee upon the commencement of his employment with the Company. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s stock on the date on which the employee was communicated the modification of the performance metrics. Total compensation expense related to these PSUs in the approximate amount of $0.1 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2015.

Total compensation expense related to the PSUs for the three months ended March 31, 2015 was approximately $2.1 million.

10.	Related Party Transactions

Consulting Services Agreement with Tengram Capital Partners, L.P. (f/k/a Tengram Capital Management L.P.)

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Pursuant to an agreement with Tengram Capital Partners, L.P., formerly known as Tengram Capital Management, L.P. (“TCP”), an affiliate of Tengram Capital Partners Gen2 Fund, L.P., which is one of the Company’s largest stockholders, the Company has engaged TCP, effective as of January 1, 2013, to provide services to the Company pertaining to (i) mergers and acquisitions, (ii) debt and equity financing and (iii) such other related areas as the Company may reasonably request from time to time (the “TCP Agreement”). TCP is entitled to receive compensation of $1.0 million, including fees and reimbursement of out-of-pocket expenses in connection with performing its services under the TCP Agreement. The TCP Agreement remains in effect for a period continuing through the earlier of five years or the date on which TCP and its affiliates cease to own in excess of 5% of the outstanding shares of common stock in the Company.

On August 15, 2014, the Company consummated transactions pursuant to the agreement and plan of merger, dated as of June 24, 2014 (the “Galaxy Merger Agreement”) with SBG Universe Brands LLC, a Delaware limited liability company and the Company’s direct wholly-owned subsidiary (“LLC Sub”), Universe Galaxy Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of LLC Sub, Galaxy Brand Holdings, Inc. and Carlyle Galaxy Holdings, L.P. (such transactions, collectively, the “Galaxy Acquisition”). In connection with the Galaxy Merger Agreement, the Company and TCP entered into an amendment to the TCP Agreement (the “Amended TCP Agreement”), pursuant to which, among other things, TCP is entitled to receive annual fees of $0.9 million beginning with fiscal year 2014. The Company paid TCP approximately $0.5 million and $0 for services under the Amended TCP Agreement and TCP Agreement, respectively, during the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and December 31, 2014, the Company owed $0 and approximately $0.5 million, respectively, to TCP.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time. The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016. The Company paid the TCM Employee approximately $0.1 million for services under this consulting arrangement during each of the three months ended March 31, 2015 and 2014. At March 31, 2015 and December 31, 2014, there were no amounts owed to the TCP Employee.

Transactions with Tennman WR-T, Inc.

On May 5, 2014, the Company entered into a merger agreement (the “Tennman Merger Agreement”), with Tennman WR-T, Inc. (“Tennman WR-T”), a Delaware corporation, pursuant to which the Company acquired the remaining 18% interest in William Rast Sourcing, LLC (“Rast Sourcing”) and William Rast Licensing LLC (“Rast Licensing”). As part of the Tennman Merger Agreement, the Company is obligated to make royalty payments to Tennman Brands, LLC, subject to the William Rast brand achieving certain performance thresholds. The Company did not make any royalty payments to Tennman Brands, LLC during the three months ended March 31, 2015.

Under the prior royalty agreement among Tennman WR-T, Rast Sourcing and Rast Licensing, royalty payments made by Rast Sourcing to Tennman WR-T amounted to approximately $0.3 million for the three months ended March 31, 2014. At March 31, 2015 and December 31, 2014, there were no amounts owed to Tennman WR-T. During the three months ended March 31, 2014, the Company recorded approximately $0.3 million in royalty expense, which was included in operating expenses from continuing operations in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2014.

Transactions with E.S. Originals, Inc.

A group president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded approximately $3.4 million of revenue for the three months ended March 31, 2015 for royalties earned from ESO license agreements. ESO was not a licensee of the Company during the three months ended March 31, 2014. At March 31, 2015 and December 31, 2014, the Company had approximately $3.4 million and $3.3 million recorded as accounts receivable in the accompanying condensed consolidated balance sheets, respectively.

11.	Sale of People’s Liberation Brand

On February 24, 2015, the Company sold the People’s Liberation brand to a third party operating entity for (i) $0.7 million in cash (the “Sale Price”) and (ii) an earn-out of $1.0 million cash in the event that total gross sales of products under the People’s Liberation trademark equal or exceed $30.0 million during the 2015 calendar year.  As a result of the sale, the Company recorded a gain of $0.7 million as the brand had no value on the Company’s condensed consolidated balance sheet, which is recorded in other income in the accompanying unaudited condensed consolidated statement of operations during the three months ended March 31, 2015.  The third party operating entity agreed to pay the Company one-fifth of the Sale Price upon closing and one-fifth of the Sale Price on the anniversary of the closing for the next four years.  The Company reported the short-term portion of the receivable in prepaid expenses and other current assets and the long-term portion in other assets in the accompanying condensed consolidated balance sheet as of March 31, 2015.

12.	Subsequent Event - Acquisition of Jessica Simpson® Brand

On April 1, 2015, the Company entered into a purchase agreement (the “JS Purchase Agreement”) with With You, Inc., a California corporation (“WYI”), Corny Dog, Inc., a California corporation (“Corny Dog” and, together with WYI, the “Sellers”), With You LLC, a Delaware limited liability company (“NewCo”), and Jessica Simpson, in her capacity as the sole stockholder of each of the Sellers. NewCo owns all assets related to (i) the worldwide business of creating, designing, developing, manufacturing, marketing, selling and licensing all consumer related lifestyle products, including, but not limited to, all categories within the fashion, home, beauty, personal care, baby, crafts, pets, holiday, seasonal, bridal, celebrations, travel, floral and food industry segments, with certain exclusions, of the Jessica Simpson® brand, (ii) the exploitation of intellectual property and related rights associated with the celebrity and personality rights, subject to certain exceptions, of Jessica Simpson and (iii) all lines of business reasonably related or ancillary thereto (including the establishment and operation of retail stores).

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Pursuant to the terms of the JS Purchase Agreement, the Company purchased membership interests in NewCo for an aggregate purchase price consisting of (a) $117.5 million in cash and (b) 97,087 shares of the Company’s common stock. After giving effect to the transactions contemplated by the JS Purchase Agreement, the Company owns 62.5% of the outstanding membership interests in NewCo and WYI owns 37.5% of the outstanding membership interests in NewCo. In connection with the JS Purchase Agreement, the Company and WYI entered into an operating agreement for NewCo, pursuant to which the Company and WYI agreed to certain rights and obligations with respect to the governance of NewCo.

In connection with the JS Purchase Agreement, the Company also entered into (i) an amendment and restatement agreement, dated as of April 1, 2015 (the “First Lien Amendment and Restatement Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and acting on behalf, and with the authority, of each of the lenders under the First Lien Credit Agreement and (ii) an amendment and restatement agreement, dated as of April 1, 2015 (the “Second Lien Amendment and Restatement Agreement” and, together with the First Lien Amendment and Restatement Agreement, the “Amendment and Restatement Agreements”) with GSO Capital Partners LP with Wilmington Trust, National Association, as administrative agent and collateral agent and acting on behalf, and with the authority, of each of the lenders under the Second Lien Credit Agreement. Pursuant to the Amendment and Restatement Agreements, each of the administrative agents under the Loan Agreements consented to the amendment and restatement of the Loan Agreements, subject to the satisfaction of certain conditions to effectiveness set forth therein, including delivery by the Company of a borrowing notice and confirmation of the satisfaction of the conditions to the consummation of the JS Purchase Agreement.

On April 8, 2015 and upon the satisfaction of such conditions to effectiveness set forth in the Amendment and Restatement Agreements (such date, the “Effective Date”), the Company entered into (i) the A&R First Lien Credit Agreement, which provides for a $85.0 million tranche A term loan facility, a $15.0 million tranche A-1 term loan facility, a revolving credit facility of up to $90.0 million and a swing line sub-facility of up to $10.0 million and (ii) the A&R Second Lien Credit Agreement, which provides for a term loan facility of up to $159.5 million, consisting of the existing loans in the amount of $90.0 and up to $69.5 million of new term loans. On the Effective Date, the Company had an aggregate amount outstanding of (i) $100.0 million term loans and $40.7 million revolving loans under the A&R First Lien Credit Agreement and (ii) $159.5 million term loans under the A&R Second Lien Credit Agreement. The aggregate of all loans outstanding was $300.2 million. In addition, the A&R First Lien Credit Agreement provides for incremental borrowings of up to $60.0 million following the Effective Date, to be allocated 25% to the revolving credit facility and 75% to the tranche A term loan facility, and the A&R Second Lien Credit Agreement provides for incremental borrowings of up to $40.0 million for the purpose of consummating permitted acquisitions, in each case, subject to certain customary conditions.

The proceeds from the loans under the A&R Loan Agreements were used to finance the transactions contemplated by the JS Purchase Agreement pursuant to the terms of the JS Purchase Agreement, to repay the Company’s existing indebtedness, to pay fees and expenses in connection with the foregoing and for other corporate purposes. After the Effective Date, the Company expects to use the proceeds of any borrowings of revolving loans under the First Lien Credit Agreement for working capital, capital expenditures, and other corporate purposes of the Company and its subsidiaries, and any borrowings under any incremental facilities for working capital purposes and/or for permitted acquisitions.

Term loan borrowings under the A&R First Lien Credit Agreement are subject to amortization of principal quarterly beginning on June 30, 2015 in equal amounts of $4.0 million; provided, that, if the loans have not been prepaid with the proceeds of a capital raise by the Company within one year of the Effective Date and as described below, then the Company will be required to repay the loans in quarterly amounts of $5.0 million until such time as such capital raise and such prepayment occur. The term loan borrowings under the A&R First Lien Credit Agreement will mature on the fifth anniversary of the Effective Date. Borrowings under the A&R First Lien Credit Agreement bear interest at LIBOR or a base rate, plus, in each case, an applicable margin that fluctuates from (a) 3.50% to 3.75% for LIBOR loans, with respect to revolving loans and the outstanding tranche A term loan and from 1.50% to 1.75% for base rate loans, with respect to revolving loans and the outstanding tranche A term loan and (b) 4.50% to 4.75% for LIBOR loans, with respect to the outstanding tranche A-1 term loan and from 2.50% to 2.75% for base rate loans, with respect to the outstanding tranche A-1 term loan, in each case, based on the Company’s Loan to Value Ratio (as defined and further described in the A&R First Lien Credit Agreement). All voluntary and mandatory prepayments of the term loans will be applied first to prepay the tranche A-1 term loans.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

The A&R Second Lien Credit Agreement is not subject to amortization and will mature on the sixth anniversary of the Effective Date. Borrowings under the A&R Second Lien Credit Agreement bear interest at LIBOR or a base rate, plus, in each case, an applicable margin that fluctuates from (a) 10.00% to 8.00% for LIBOR loans and (b) from 9.00% to 7.00% for base rate loans, based on the Company’s Consolidated Total Leverage Ratio and Consolidated Net Leverage Ratio (each, as defined in the A&R Second Lien Credit Agreement) as at the end of the immediately preceding fiscal quarter. Specifically, the applicable margin with respect to LIBOR loans under the A&R Second Lien Credit Agreement is as set forth below:

Consolidated Total Leverage Ratio	Consolidated Net Leverage Ratio	Applicable Margin
≥ 6.5 : 1.00	≥ 6.25 : 1.00	10.00%

> 4.00 : 1.00 < 6.50 : 1.00	> 3.75 : 1.00 < 6.25 : 1.00	9.00%

≤ 4.00 : 1.00	≤ 3.75 : 1.00	8.00%

Subject to the terms of the Intercreditor Agreement (as further described below), loans under the A&R First Lien Credit Agreement are voluntarily prepayable from time to time, in whole or in part, and loans under the A&R Second Lien Credit Agreement are voluntarily prepayable after the first anniversary of the Effective Date, in whole or in part, provided that the Company may, on a one-time basis, prepay up to 25% of the outstanding principal of the loans during the one year period prior to the Effective Date. Such voluntary prepayments are subject in certain cases to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and prepayment premiums as provided in the respective A&R Loan Agreement. Mandatory prepayments of the loans under the A&R Loan Agreements are required (x) in the case of any dispositions of intellectual property, the then applicable LTV Percentage (as defined in the A&R First Lien Credit Agreement) of the orderly liquidation value thereof, (y) in the case of any other dispositions, 100% of the net proceeds thereof and (z) with respect to the A&R First Lien Credit Agreement, upon receipt of the aggregate net proceeds of any capital raise with proceeds in excess of $50.0 million, such amount as will cause the Company’s Loan to Value Ratio to be at least 5% less than such Loan to Value Ratio immediately prior to giving effect to such prepayment, in each case, subject to certain exceptions set forth in the A&R Loan Agreements.

The Company’s obligations under the A&R Loan Agreements are guaranteed jointly and severally by each domestic subsidiary of the Company (each, a “Guarantor” and, together, the “Guarantors”), other than Immaterial Subsidiaries (as defined in the A&R Loan Agreements) and certain other excluded subsidiaries and subject to certain other exceptions set forth in the A&R Loan Agreements and the related loan documents (such guarantees provided by the Guarantors, the “Guarantees”). The Company’s and the Guarantors’ obligations under the A&R Loan Agreements and the Guarantees are, in each case, secured by first priority liens (subject, in the case of the A&R Second Lien Credit Agreement, to the liens under the A&R First Lien Credit Agreement) on, and security interests in, substantially all of the present and after-acquired assets of the Company and each Guarantor, subject to certain customary exceptions.

After the Effective Date, borrowings of loans under the revolving credit facility of the A&R First Lien Credit Agreement and incremental borrowings under the A&R Loan Agreements are subject to (x) there being no default or event of default, (y) the representations and warranties of the Company and the Guarantors contained in the A&R First Lien Credit Agreement and any other related loan document being true and correct in all material respects as of the date of such borrowings (except (i) to the extent such representations and warranties refer specifically to an earlier date, in which case they shall be true and correct as of such date and (ii) in the case of any representation and warranty qualified by materiality, they shall be true and correct in all respects) and (z) certain other customary conditions.

The A&R Loan Agreements include customary representations and warranties, including representations relating to the intellectual property owned by the Company and its subsidiaries and the status of the Company’s material license agreements. The A&R Loan Agreements also include customary covenants and events of default, including, in the case of the A&R First Lien Credit Agreement, requirements that the Company satisfy a minimum positive net income test and maintain a minimum Loan to Value Ratio (as calculated pursuant to the A&R First Lien Credit Agreement), and, in the case of the A&R Second Lien Credit Agreement, requirements that the Company satisfy a minimum positive net income test, maintain a total leverage ratio and maintain a minimum Loan to Value Ratio (as calculated pursuant to the A&R Second Lien Credit Agreement). Covenants in the A&R Loan Agreements also include certain limitations on the Company’s and its subsidiaries’ ability to incur indebtedness, grant liens on its assets, consummate acquisitions and make fundamental changes to the Company (including mergers and consolidations), dispose of its assets, make investments, loans, advances and enter into guarantees, pay dividends and make other restricted payments, prepay or amend certain indebtedness and material licenses, enter into affiliate transactions and issue equity interests, in each case, subject to certain exceptions as set forth in the A&R Loan Agreements.

In connection with the A&R First Lien Credit Agreement and the A&R Second Lien Credit Agreement, Bank of America, N.A., as the administrative agent under the A&R First Lien Credit Agreement, and Wilmington Trust, National Association, as the administrative agent under the A&R Second Lien Credit Agreement, entered into a first amendment to intercreditor agreement, dated as of the Effective Date (the “First Amendment to Intercreditor Agreement”), which was acknowledged by the Company and the Guarantors and amended the Intercreditor Agreement. The Intercreditor Agreement, as amended by the First Amendment to Intercreditor Agreement, establishes various inter-lender terms, including, but not limited to, priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in the case of a default, incurrence of additional indebtedness releases of collateral and limitations on the amendment of the respective A&R Loan Agreements without consent of the other party.

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

Overview

We own a portfolio of consumer brands in the fashion, active and lifestyle categories. We promote, market and license these brands and intend to pursue acquisitions of additional brands or rights to brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. As of March 31, 2015, we had more than 75 licensees, almost all of which are wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of our business strategy, we have previously entered into (and expect in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

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

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of our assets and liabilities, our recognition of revenues and expenses, and disclosure of commitments and contingencies at the date of the financial statements. We evaluate our estimates and judgments on an on-going basis. We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of our business and industry and current and expected economic conditions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary. While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Because the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015, for a discussion of our critical accounting policies. During the three months ended March 31, 2015, there were no material changes to these policies.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended March 31,		Change	Change
	2015	2014	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$13,617	$6,262	$7,355	117.5%
Operating expenses	8,676	3,750	4,926	131.4%
Income from operations	4,941	2,512	2,429	96.7%
Other income	700	2	698	34900.0%
Interest expense	3,160	1,270	1,890	148.8%
Income before income taxes	2,481	1,244	1,237	99.4%
Provision for income taxes	919	397	522	131.5%
Consolidated net income	1,562	847	715	84.4%
Net income attributable to noncontrolling interest	(118)	(105)	(13)	12.4%
Net income attributable to Sequential Brands Group, Inc. and Subsidiaries	$1,444	$742	$702	94.6%

The increase in net revenue for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is primarily attributable to the acquisition of the Avia and AND1 brands on August 15, 2014. This increase and increases in net revenue from our other brands were partially offset by royalty revenue recognized from the license agreement with J.C. Penney Corporation in the three months ended March 31, 2014 which will no longer be received as a result of the termination of the license agreement as of June 30, 2014. Net revenue for the three months ended March 31, 2015 consists primarily of licensing revenue earned from our license agreements relating to the Avia, AND1, Ellen Tracy, Revo and DVS brands. Net revenue for the three months ended March 31, 2014 consists of licensing revenue earned primarily from our license agreements related to our Ellen Tracy, William Rast and Revo brands.

Operating expenses increased approximately $4.9 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The primary drivers for this increase included stock-based compensation expense, advertising expenses, payroll expenses and professional fees. Stock-based compensation expense increased approximately $2.1 million in connection with the grant of 210,500 performance stock units with immediate vesting awarded by the Compensation Committee, on a discretionary basis, to our employees and consultants (see Note 9 to our accompanying unaudited condensed consolidated financial statements). With the acquisition of new brands in the second half of 2014 and new initiatives, advertising expenses increased approximately $1.5 million over the comparable period in the prior year. Our headcount has also increased over the comparable period in the prior year, which led to an increase in payroll expense of approximately $0.7 million. Professional fees increased approximately $0.2 million over the comparable period in the prior year primarily due to additional business development and consulting fees.

Other income during the three months ended March 31, 2015 consists of the Company’s gain on the sale of the People’s Liberation brand.

Interest expense during the three months ended March 31, 2015 includes interest incurred under our Loan Agreements and interest rate swaps of approximately $2.9 million and non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $0.3 million. Interest expense during the three months ended March 31, 2014 includes interest incurred under our Legacy Term Loans (as defined in Note 7 to our accompanying unaudited condensed consolidated financial statements) and interest rate swaps of approximately $1.1 million, non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $0.1 million and the accretion of the discount recorded associated with the warrants issued with the Legacy Term Loans of approximately $0.1 million.

The provision for income taxes for the three months ended March 31, 2015 and 2014 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions.

Noncontrolling interest from continuing operations for the three months ended March 31, 2015 and 2014 represents net income allocations to Elan Polo International, Inc., a member of DVS LLC.

Liquidity and Capital Resources

As of March 31, 2015, our continuing operations had cash of approximately $23.0 million, a working capital balance of approximately $25.4 million and outstanding debt obligations under the Loan Agreements of approximately $172.5 million. As of December 31, 2014, our continuing operations had cash of approximately $22.5 million, a working capital balance of approximately $23.6 million and outstanding debt obligations under the Loan Agreements of approximately $175.5 million. Working capital is defined as current assets minus current liabilities, excluding restricted cash and discontinued operations. We believe that cash from operations and our currently available cash will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities, which is how we have historically financed our acquisitions. See Note 7 to our accompanying unaudited condensed consolidated financial statements for a description of certain prior financing transactions consummated by us.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the three months ended March 31, 2015 and 2014 are summarized in the following table:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Operating activities	$4,352	$930
Investing activities	(180)	(676)
Financing activities	(3,589)	(1,951)
Net increase (decrease) in cash from continuing operations	$583	$(1,697)

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $4.4 million for the three months ended March 31, 2015 as compared to approximately $0.9 million for the three months ended March 31, 2014. The primary drivers for the increase were an increase in non-cash stock based compensation of approximately $2.0 million, an increase in non-cash taxes of approximately $0.4 million and a $0.6 million increase in changes in balance sheet items.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $0.2 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively, primarily consisting of the acquisition of intangible assets and property and equipment.

Financing Activities

Net cash used in financing activities from continuing operations for the three months ended March 31, 2015 amounted to approximately $3.6 million as compared to approximately $2.0 million for the three months ended March 31, 2014. We made approximately $3.0 million of repayments under the Loan Agreements for the three months ended March 31, 2015 as compared to approximately $2.0 million of repayments under the Legacy Term Loans during the three months ended March 31, 2014. During the three months ended March 31, 2015, we also repurchased 69,416 shares of common stock from employees for approximately $0.7 million for tax withholding purposes related to the vesting of restricted stock.

Future Capital Requirements

We believe cash on hand and cash from operations will be sufficient to meet our capital requirements for the twelve months following March 31, 2015, as they relate to our current operations. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands, and we cannot be certain that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future, if at all.

Off-Balance Sheet Arrangements

At March 31, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We limit exposure to foreign currency fluctuations by requiring the majority of our license agreements to be denominated in U.S. dollars. One of our license agreements is denominated in Canadian dollars. If there were an adverse change in the exchange rate from Canadian to U.S. dollars of less than 10%, the expected effect on net income would have been immaterial during the three months ended March 31, 2015.

Our earnings may also be affected by changes in LIBOR interest rates as a result of our borrowings under the Loan Agreements, which bear interest at a LIBOR rate plus an applicable margin. An increase of less than 2% in LIBOR interest rates affecting the Loan Agreements would not have had a material effect on our results of operations during the three months ended March 31, 2015 and 2014. As further discussed in Note 7 to our accompanying unaudited condensed consolidated financial statements, we have entered into the Swap Agreements to mitigate the effects of a change in LIBOR interest rates with respect to borrowings under the Loan Agreements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2015, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no claims that could have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 8 to our accompanying unaudited condensed consolidated financial statements, which is incorporated herein by reference.

Item 1A.	Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015. There have been no material changes to such risk factors during the three months ended March 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three months ended March 31, 2015.

During the three months ended March 31, 2015, we repurchased 69,416 shares of our common stock from employees for tax withholding purposes related to the vesting of restricted stock. We do not currently have in place a repurchase program with respect to our common stock.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 - 31	-	-	N/A	N/A

February 1 - 28	-	-	N/A	N/A

March 1 - 31	69,416	$9.50	N/A	N/A

Total	69,416		-	-

(1) Represents 69,416 shares repurchased from employees for tax withholding purposes related to the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

2.1*/***	Purchase Agreement, dated as of April 1, 2015, by and among Sequential Brands Group, Inc., With You, Inc., Corny Dog, Inc., With You LLC and Jessica Simpson.

10.1***	Amendment and Restatement Agreement, dated as of April 1, 2015, by and between Sequential Brands Group, Inc. and Bank of America, N.A. to the Amended and Restated First Lien Credit Agreement, dated as of August 15, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2015.

10.2***	Amendment and Restatement Agreement, dated as of April 1, 2015, by and between Sequential Brands Group, Inc. and Wilmington Trust, National Association to the Second Lien Credit Agreement, dated as of August 15, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 7, 2015.

10.3* / ***	Second Amended and Restated First Lien Credit Agreement, dated as of April 8, 2015, by and among Sequential Brands Group, Inc., the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative and collateral agent thereunder.

10.4* / ***	Amended and Restated Second Lien Credit Agreement, dated as of April 8, 2015, by and among Sequential Brands Group, Inc., the guarantors party thereto, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative and collateral agent thereunder.

10.5*	First Amendment to Intercreditor Agreement, dated April 8, 2015, by and between Bank of America, N.A. and Wilmington Trust, National Association.

10.6* / †	Amended and Restated Employment Agreement, dated as of April 14, 2015, by and between Sequential Brands Group, Inc. and Yehuda Shmidman.

10.7* / †	Restricted Stock Unit Award Agreement, dated as of April 14, 2015, by and between Sequential Brands Group, Inc. and Yehuda Shmidman.

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

*** Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules to the Securities and Exchange Commission upon request.

† Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: May 6, 2015	/s/ Gary Klein
By: Gary Klein
Title: Chief Financial Officer (Principal Financial Officer)

