Form 10-Q
period 2015-06-30
SEQUENTIAL BRANDS GROUP, INC.
filed 2015-08-10
CIK 791770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015, the registrant had 40,027,936 shares of common stock, par value $.001 per share, outstanding.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may appear throughout this Quarterly Report, including, without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2014 and our subsequent Quarterly Reports on Form 10-Q.

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

Where You Can Find Other Information

Our corporate website address is www.sequentialbrandsgroup.com. The information contained on our website is not part of this Quarterly Report. We file our annual, quarterly and current reports and other information with the United States Securities and Exchange Commission (the “SEC”). These reports, any amendments thereto and other information are made available for download, free of charge, on our corporate website as soon as reasonably practicable after such reports and other information are filed with or furnished to the SEC. The public may read and copy any materials filed with the SEC at the SEC’s public reference room located at 100 F Street, NE, Washington, D.C. 20549. The public may also obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website that contains annual, quarterly and current reports, proxy and registration statements and other information regarding issuers like us, that file electronically with the SEC, which is available at www.sec.gov.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$25,309	$22,521
Accounts receivable, net	21,367	15,720
Prepaid expenses and other current assets	3,112	5,681
Deferred tax assets	427	-
Current assets held for disposition from discontinued operations of wholesale business	132	162
Total current assets	50,347	44,084

Property and equipment, net	2,274	2,255
Intangible assets, net	487,690	303,039
Goodwill	199,707	169,786
Other assets	8,400	7,199
Total assets	$748,418	$526,363

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$8,947	$6,691
Deferred license revenue	116	394
Long-term debt, current portion	16,000	13,253
Current liabilities held for disposition from discontinued operations of wholesale business	44	236
Total current liabilities	25,107	20,574

Long-Term Liabilities:
Long-term debt	279,500	162,247
Deferred tax liability	104,667	77,056
Other long-term liabilities	1,467	886
Long-term liabilities held for disposition from discontinued operations of wholesale business	700	700
Total long-term liabilities	386,334	240,889
Total liabilities	411,441	261,463

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; none issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 40,495,403 and 39,694,117 shares issued at June 30, 2015 and December 31, 2014, respectively, 39,939,967 and 39,300,580 shares outstanding at June 30, 2015 and December 31, 2014, respectively	40	39
Additional paid-in capital	301,680	295,719
Accumulated other comprehensive loss	(125)	(36)
Accumulated deficit	(35,842)	(35,959)
Treasury stock, at cost; 278,809 and 197,784 shares at June 30, 2015 and December 31, 2014, respectively	(2,480)	(1,643)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	263,273	258,120
Noncontrolling interest	73,704	6,780
Total equity	336,977	264,900
Total liabilities and equity	$748,418	$526,363

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenue	$20,235	$7,003	$33,852	$13,265

Operating expenses	11,925	6,436	20,601	10,186

Income from operations	8,310	567	13,251	3,079

Other income	-	-	700	2

Interest expense	7,792	1,231	10,952	2,501

Income (loss) before income taxes	518	(664)	2,999	580

(Benefit) provision for income taxes	(31)	(149)	888	248

Consolidated net income (loss)	549	(515)	2,111	332

Net income attributable to noncontrolling interest	(1,876)	(92)	(1,994)	(197)

Net (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1,327)	$(607)	$117	$135

(Loss) earnings per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic	$(0.03)	$(0.02)	$0.00	$0.01
Diluted	$(0.03)	$(0.02)	$0.00	$0.01

Weighted-average common shares outstanding:
Basic	39,322,256	25,119,788	39,181,904	24,911,564
Diluted	39,322,256	25,119,788	41,373,880	26,629,832

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Consolidated net income (loss)	$549	$(515)	$2,111	$332

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate hedging transactions	17	(20)	(89)	(89)
Other comprehensive income (loss), net of tax	17	(20)	(89)	(89)

Comprehensive income (loss)	566	(535)	2,022	243

Comprehensive income attributable to noncontrolling interest	(1,876)	(92)	(1,994)	(197)
Comprehensive (loss) income attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1,310)	$(627)	$28	$46

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at January 1, 2015	39,300,580	$39	-	$-	$295,719	$(36)	$(35,959)	197,784	$(1,643)	$258,120	$6,780	$264,900

Issuance of common stock in connection with stock option exercises	194,097	-	-	-	554	-	-	-	-	554	-	554

Issuance of common stock in connection with acquisition of With You, Inc. and Corny Dog, Inc.	97,087	-	-	-	1,295	-	-	-	-	1,295	-	1,295

Stock-based compensation	338,203	1	-	-	4,054	-	-	-	-	4,055	-	4,055

Issuance of common stock in connection with warrant exercise	10,000	-	-	-	58	-	-	-	-	58	-	58

Unrealized loss on interest rate hedging transactions	-	-	-	-	-	(89)	-	-	-	(89)	-	(89)

Repurchase of common stock	-	-	-	-	-	-	-	81,025	(837)	(837)	-	(837)

Noncontrolling member interest contribution	-	-	-	-	-	-	-	-	-	-	65,094	65,094

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(164)	(164)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	1,994	1,994

Net income attributable to common stockholders	-	-	-	-	-	-	117	-	-	117	-	117

Balance at June 30, 2015	39,939,967	$40	-	$-	$301,680	$(125)	$(35,842)	278,809	$(2,480)	$263,273	$73,704	$336,977

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$2,111	$332
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Provision for bad debts	126	-
Depreciation and amortization	809	430
Stock-based compensation	4,054	1,124
Amortization of debt discount and deferred financing costs	2,758	335
Gain on sale of trademark	(700)	-
Deferred income taxes	743	247
Changes in operating assets and liabilities:
Receivables	(6,033)	(2,165)
Prepaid expenses and other assets	2,986	473
Accounts payable and accrued expenses	317	(553)
Deferred license revenue	(278)	(388)
Other liabilities	(390)	(414)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	6,503	(579)
CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(162)	(818)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,341	(1,397)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired	(119,250)	(3,110)
Acquisition of intangible assets	(213)	(296)
Acquisition of property and equipment	(285)	(810)
Proceeds from sale of trademark	140	-
CASH USED IN INVESTING ACTIVITIES	(119,608)	(4,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan and revolver	127,679	-
Proceeds from options exercised	554	301
Proceeds from warrants exercised	58	-
Repayment of term loan and revolver	(7,679)	(4,000)
Deferred financing costs	(3,556)	(38)
Repurchase of common stock	(837)	-
Noncontrolling interest distribution	(164)	-
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	116,055	(3,737)

NET INCREASE (DECREASE) IN CASH	2,788	(9,350)
CASH — Beginning of period	22,521	25,125
CASH — End of period	$25,309	$15,775

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$7,848	$2,121
Taxes	$859	$169

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisition	$1,295	$4,950
Noncontrolling interest recorded in connection with acquisition	$65,094	$-
Receivable for sale of trademark	$560	$-
Guaranteed contractual payments	$2,822	$-

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”), through its wholly-owned and majority-owned subsidiaries, owns a portfolio of consumer brands in the fashion, active and lifestyle categories. The Company promotes, markets and licenses these brands and intends to pursue acquisitions of additional brands or rights to brands. The Company has licensed and intends to license its brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In its license agreements, the Company’s licensing partners are responsible for designing, manufacturing and distributing the Company’s licensed products. As of June 30, 2015, the Company had more than 100 licensees, almost all of which are wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of the Company’s business strategy, the Company has previously entered into (and expects in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations or cash flows. It is the Company’s opinion, however, that the accompanying unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2014, 2013 and 2012. The financial information as of December 31, 2014 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

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

JUNE 30, 2015

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

In April 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity, (“ASU 2014-08”),” which provides a narrower definition of discontinued operations than under existing GAAP. ASU 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. The amendments in ASU 2014-08 are effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early application permitted.

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

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees, and its evaluation of each licensee’s creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $0.3 million and $0.2 million at June 30, 2015 and December 31, 2014, respectively.

The Company’s accounts receivable amounted to approximately $21.4 million and $15.7 million as of June 30, 2015 and December 31, 2014, respectively. Two licensees accounted for approximately 31% (17% and 14%) of the Company’s total consolidated accounts receivable balance as of June 30, 2015 and three licensees accounted for approximately 54% (23%, 21% and 10%) of the Company’s total consolidated accounts receivable balance as of December 31, 2014. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Treasury Stock

Treasury stock is recorded at cost as a reduction of equity in the accompanying condensed consolidated balance sheets.

Stock-Based Compensation

Compensation cost for restricted stock is measured using the quoted market price of the Company’s common stock at the date the common stock is granted. For restricted stock, for which restrictions lapse with the passage of time (“time-based restricted stock”), compensation cost is recognized on a straight-line basis, reduced for estimated forfeitures, over the period between the issue date and the date that restrictions lapse. Time-based restricted stock is included in total shares of common stock outstanding upon the lapse of applicable restrictions. For restricted stock, for which restrictions are based on performance measures (“performance stock units”), restrictions lapse when those performance measures have been deemed achieved. Compensation cost for performance stock units (“PSUs”) is recognized on a straight-line basis, reduced for estimated forfeitures, during the period from the date on which the likelihood of the PSUs being earned is deemed probable and (x) the end of the fiscal year during which such PSUs are granted or (y) the date on which awards of such PSUs may be approved by the compensation committee of the Company’s board of directors (the “Compensation Committee”) on a discretionary basis, as applicable. PSUs are included in total shares of common stock outstanding upon the lapse of applicable restrictions. PSUs are included in total diluted shares of common stock outstanding when the performance measures have been deemed achieved but the PSUs have not yet been issued.

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

Compensation costs for warrants and time-based restricted stock and PSUs granted to non-employees are marked-to-market to the Company’s stock price for each reporting period.

Income Taxes

Current income taxes are based on the respective periods’ taxable income for federal, foreign and state income tax reporting purposes. Deferred tax liabilities and assets are determined based on the difference between the financial statement and income tax bases of assets and liabilities, using statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is required if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2015 and December 31, 2014, the Company had $0.6 million of certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale operations subsidiary, and does not expect a material change in the twelve months following June 30, 2015. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2011 through 2014.

(Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. The shares used to calculate basic and diluted EPS consist of the following:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Basic weighted-average common shares outstanding	39,322,256	25,119,788	39,181,904	24,911,564
Acquisition hold back shares	-	-	1,375,000	-
Warrants	-	-	506,539	1,379,387
Stock options	-	-	142,839	154,430
Unvested restricted stock	-	-	167,598	184,451
Diluted weighted-average common shares outstanding	39,322,256	25,119,788	41,373,880	26,629,832

The computation of diluted EPS for the three and six months ended June 30, 2015 and 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Warrants	830,160	1,744,921	200,000	125,000
Acquisition hold back shares	1,375,000	-	-	-
Unvested restricted stock	674,485	626,089	-	-
Stock options	189,069	385,499	51,000	46,333
	3,068,714	2,756,509	251,000	171,333

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash and accounts receivable. Cash is held for use for working capital needs and/or future acquisitions. Substantially all of the Company’s cash is deposited with high quality financial institutions. At times, however, such cash may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of June 30, 2015.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history and the nature of the Company’s royalty revenues.

Customer Concentrations

The Company recorded net revenues of approximately $20.2 million and $7.0 million during the three months ended June 30, 2015 and 2014, respectively. During the three months ended June 30, 2015, two licensees represented at least 10% of net revenue, accounting for 18% and 14% of the Company’s net revenue. During the three months ended June 30, 2014, two licensees represented at least 10% of net revenue, accounting for 18% and 16% of the Company’s net revenue.

The Company recorded net revenues of approximately $33.9 million and $13.3 million during the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, two licensees represented at least 10% of net revenue, accounting for 21% and 16% of the Company’s net revenue. During the six months ended June 30, 2014, two licensees represented at least 10% of net revenue, accounting for 19% and 16% of the Company’s net revenue.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Noncontrolling Interest

Noncontrolling interest from continuing operations recorded for the three and six months ended June 30, 2015 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC (“DVS LLC”), and With You, Inc., a member of With You LLC. Noncontrolling interest from continuing operations recorded for the three and six months ended June 30, 2014 represents income allocations to DVS LLC. The following table sets forth the noncontrolling interest from continuing operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

With You LLC	$1,693	$-	$1,693	$-
DVS LLC	183	92	301	197
Net income attributable to noncontrolling interest	$1,876	$92	$1,994	$197

In connection with the acquisition of With You LLC on April 8, 2015, the Company recorded a noncontrolling interest of approximately $65.1 million in the accompanying unaudited condensed consolidated statement of changes in equity at June 30, 2015. In connection with the strategic investment in FUL IP Holdings, LLC (“FUL IP”) in November 2014, the Company recorded a noncontrolling interest of approximately $4.4 million in the consolidated statement of changes in equity at December 31, 2014.

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

JUNE 30, 2015

(UNAUDITED)

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

As of June 30, 2015 and December 31, 2014, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s interest rate swaps (see Note 7) and the contingent earn outs relating to the Linens ‘N Things brand and FUL IP. The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at June 30, 2015 and December 31, 2014:

		Carrying Value		Fair Value
Financial Instrument	Level	6/30/2015	12/31/2014	6/30/2015	12/31/2014
		(in thousands)
Interest rate swaps	2	$125	$36	$125	$36
A&R Term Loans	3	$255,500	$-	$239,599	$-
Second Term Loans	3	$-	$160,500	$-	$148,571
A&R Revolving Loan	3	$40,000	$-	$29,720	$-
Revolving Loan	3	$-	$15,000	$-	$11,059
Contingent earn outs	3	$-	$-	$-	$-

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

The Company records its interest rate swaps on the condensed consolidated balance sheet at fair value (Level 2). The valuation technique used to determine the fair value of the interest rate swaps approximates the net present value of future cash flows, which is the estimated amount that a bank would receive or pay to terminate the Swap Agreements (as defined in Note 7) at the reporting date, taking into account current interest rates.

For purposes of this fair value disclosure, the Company based its fair value estimate for the A&R Term Loans and A&R Revolving Loan (each, as defined in Note 7) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the A&R Loan Agreements (as defined in Note 7) based on market interest rate quotes as of June 30, 2015 and December 31, 2014 for debt with similar risk characteristics and maturities.

On the dates of the respective acquisitions, no value was assigned to the contingent earn outs based on the remote probability that the Linens ‘N Things brand and FUL IP will achieve the performance measurements. The Company continues to evaluate these performance measurements at each reporting period and determines their fair values if/when the achievement of the performance measurements becomes probable. At June 30, 2015, the contingent earn outs had no value.

4.	Discontinued Operations of Wholesale Business

The Company did not record any additional costs relating to discontinued operations of the Heelys, Inc. legacy operations during the three and six months ended June 30, 2015 and 2014.

A summary of the Company’s assets and liabilities from discontinued operations of its wholesale business as of June 30, 2015 and December 31, 2014 is as follows:

Assets and liabilities of discontinued operations:

	June 30, 2015	December 31, 2014
	(in thousands)

Prepaid expenses and other current assets	$132	$162
Accounts payable and accrued expenses	$44	$236
Long-term liabilities	$700	$700

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

5.	Goodwill

	June 30, 2015	December 31, 2014
	(in thousands)

Balance at January 1	$169,786	$1,225
Acquisition of With You LLC	29,921	-
Acquisition of Galaxy Brand Holdings, Inc.	-	168,561
Ending balance	$199,707	$169,786

Goodwill from the acquisition of With You LLC represents the excess of the purchase price over the fair value of net assets acquired under the acquisition method of accounting. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the unaudited condensed consolidated statements of operations. No events or circumstances indicate an impairment has been identified subsequent to the Company’s December 31, 2014 impairment testing.

6.	Intangible Assets

Intangible assets are summarized as follows:

June 30, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands, except years data)
Long-lived intangible assets:
Trademarks	15	$4,867	$(1,065)	$3,802
Customer agreements	4	2,105	(749)	1,356
Favorable lease	2	537	(205)	332
Patents	10	665	(130)	535
		$8,174	$(2,149)	6,025
Indefinite-lived intangible assets:
Trademarks				$481,665

Intangible assets, net				$487,690

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

December 31, 2014	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands, except years data)
Long-lived intangible assets:
Trademarks	15	$4,812	$(903)	$3,909
Customer agreements	4	1,599	(517)	1,082
Favorable lease	2	537	(88)	449
Patents	10	665	(98)	567
		$7,613	$(1,606)	6,007
Indefinite-lived intangible assets:
Trademarks				$297,032

Intangible assets, net				$303,039

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,	(in thousands)
2015 (six months)	$576
2016	1,132
2017	725
2018	592
2019	423
Thereafter	2,577
$6,025

Amortization expense amounted to approximately $0.2 million for each of the three months ended June 30, 2015 and 2014. Amortization expense amounted to approximately $0.5 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively.

Intangible assets represent trademarks, customer agreements and patents related to the Company’s brands and a favorable lease. Long-lived assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. The carrying value of intangible assets and other long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that indicate that the carrying amount of the indefinite-lived intangible asset may not be recoverable. When conducting its annual indefinite-lived intangible asset impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, the Company then tests the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No events or circumstances indicate an impairment has been identified subsequent to the Company’s December 31, 2014 impairment testing.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

7.	Long-Term Debt

The components of long-term debt are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)

A&R Term Loans	$255,500	$-
Second Term Loans	-	160,500
A&R Revolving Loan	40,000	-
Revolving Loan	-	15,000
Total long-term debt	295,500	175,500
Less: current portion of long-term debt	16,000	13,253
Long-term debt	$279,500	$162,247

A&R Term Loans and A&R Revolving Loan

In connection with the JS Purchase Agreement (as defined in Note 12), on April 8, 2015 (the “Effective Date”), the Company entered into (i) the Second Amended and Restated First Lien Credit Agreement, among the Company, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent and collateral agent thereunder (as so amended and restated, the “A&R First Lien Credit Agreement”), which provides for a $85.0 million tranche A term loan facility, a $15.0 million tranche A-1 term loan facility, a revolving credit facility of up to $90.0 million and a swing line sub-facility of up to $10.0 million and (ii) the Amended and Restated Second Lien Credit Agreement with GSO Capital Partners LP (“GSO Capital”), among the Company, the guarantors party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder (as so amended and restated, the “A&R Second Lien Credit Agreement” and, together with the A&R First Lien Credit Agreement, the “A&R Loan Agreements”), which provides for a term loan facility of up to $159.5 million, consisting of the existing loans in the amount of $90.0 million and up to $69.5 million of new term loans. On the Effective Date, the Company had an aggregate amount outstanding of $300.2 million, consisting of (i) $100.0 million term loans under the A&R First Lien Credit Agreement and $159.5 million term loans under the A&R Second Lien Credit Agreement (such term loans, the “A&R Term Loans”) and (ii) $40.7 million under the revolving credit facility of the A&R First Lien Credit Agreement (the “A&R Revolving Loan”). In addition, the A&R First Lien Credit Agreement provides for incremental borrowings of up to $60.0 million following the Effective Date, to be allocated 25% to the revolving credit facility and 75% to the tranche A term loan facility, and the A&R Second Lien Credit Agreement provides for incremental borrowings of up to $40.0 million for the purpose of consummating permitted acquisitions, in each case, subject to certain customary conditions.

The proceeds from the borrowings under the A&R Loan Agreements were used to finance the transactions contemplated by the JS Purchase Agreement pursuant to the terms of the JS Purchase Agreement, to pay fees and expenses in connection therewith and for other general corporate purposes. After the Effective Date, the Company expects to use the proceeds of any borrowings under the revolving credit facility of the A&R First Lien Credit Agreement for working capital, capital expenditures and other general corporate purposes of the Company and its subsidiaries and any borrowings under the incremental facilities of the A&R First Lien Credit Agreement for working capital purposes and/or for permitted acquisitions.

Term loan borrowings under the A&R First Lien Credit Agreement are subject to amortization of principal quarterly beginning on June 30, 2015 in equal amounts of $4.0 million; provided, that, if the borrowings have not been prepaid with the proceeds of a capital raise by the Company within one year of the Effective Date and as described below, then the Company will be required to repay the borrowings in quarterly amounts of $5.0 million until such time as such capital raise and such prepayment occur. Term loan borrowings under the A&R First Lien Credit Agreement will mature on the fifth anniversary of the Effective Date. Borrowings under the A&R First Lien Credit Agreement bear interest at London Interbank Offered Rate (“LIBOR”) or a base rate, plus, in each case, an applicable margin that fluctuates from (a) 3.50% to 3.75% for LIBOR loans, with respect to revolving loan borrowings and the outstanding tranche A term loan and from 1.50% to 1.75% for base rate loans, with respect to revolving loan borrowings and the outstanding tranche A term loan (3.94% at June 30, 2015) and (b) 4.50% to 4.75% for LIBOR loans, with respect to the outstanding tranche A-1 term loan and from 2.50% to 2.75% for base rate loans, with respect to the outstanding tranche A-1 term loan (4.94% at June 30, 2015), in each case, based on the Company’s Loan to Value Ratio (as defined in the A&R First Lien Credit Agreement). All voluntary and mandatory prepayments of the term loan borrowings will be applied first to prepay the tranche A-1 term loans.

Term loan borrowings under the A&R Second Lien Credit Agreement are not subject to amortization and will mature on the sixth anniversary of the Effective Date. Borrowings under the A&R Second Lien Credit Agreement bear interest at LIBOR or a base rate, plus, in each case, an applicable margin that fluctuates from (a) 8.00% to 10.00% for LIBOR loans and (b) from 7.00% to 9.00% for base rate loans, based on the Company’s Consolidated Total Leverage Ratio and Consolidated Net Leverage Ratio (each, as defined in the A&R Second Lien Credit Agreement) as at the end of the immediately preceding fiscal quarter (10.00% at June 30, 2015). Specifically, the applicable margin with respect to LIBOR loans under the A&R Second Lien Credit Agreement is as set forth below:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Consolidated Total Leverage Ratio	Consolidated Net Leverage Ratio	Applicable Margin – LIBOR Loans

≥ 6.5 : 1.00	≥ 6.25 : 1.00	10.00%

> 4.00 : 1.00 < 6.50 : 1.00	> 3.75 : 1.00 < 6.25 : 1.00	9.00%

≤ 4.00 : 1.00	≤ 3.75 : 1.00	8.00%

Subject to the terms of the Intercreditor Agreement (as defined and further described below), borrowings under the A&R First Lien Credit Agreement are voluntarily prepayable from time to time, in whole or in part, and borrowings under the A&R Second Lien Credit Agreement are voluntarily prepayable after the first anniversary of the Effective Date, in whole or in part; provided, that the Company may, on a one-time basis, prepay up to 25% of the outstanding principal of the borrowings during the one year period prior to the Effective Date. Such voluntary prepayments are subject in certain cases to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and prepayment premiums as provided in the respective A&R Loan Agreement. Mandatory prepayments of the borrowings under the A&R Loan Agreements are required (x) in the case of any dispositions of intellectual property, the then applicable LTV Percentage (as defined in the A&R First Lien Credit Agreement) of the orderly liquidation value thereof, (y) in the case of any other dispositions, 100% of the net proceeds thereof and (z) with respect to the A&R First Lien Credit Agreement, upon receipt of the aggregate net proceeds of any capital raise with proceeds in excess of $50.0 million, such amount as will cause the Company’s Loan to Value Ratio to be at least 5% less than such Loan to Value Ratio immediately prior to giving effect to such prepayment, in each case, subject to certain exceptions set forth in the A&R Loan Agreements.

The Company’s obligations under the A&R Loan Agreements are guaranteed jointly and severally by each domestic subsidiary of the Company (each, an “A&R Guarantor” and, collectively, the “A&R Guarantors”), other than Immaterial Subsidiaries (as defined in the A&R Loan Agreements) and certain other excluded subsidiaries and subject to certain other exceptions set forth in the A&R Loan Agreements and the related loan documents (such guarantees provided by the A&R Guarantors, the “A&R Guarantees”). The Company’s and the A&R Guarantors’ obligations under the A&R Loan Agreements and the A&R Guarantees are, in each case, secured by first priority liens (subject, in the case of the A&R Second Lien Credit Agreement, to the liens under the A&R First Lien Credit Agreement) on, and security interests in, substantially all of the present and after-acquired assets of the Company and each A&R Guarantor, subject to certain customary exceptions.

After the Effective Date, borrowings under the revolving credit facility of the A&R First Lien Credit Agreement and any incremental borrowings under the A&R Loan Agreements are subject to (x) there being no default or event of default, (y) the representations and warranties of the Company and the A&R Guarantors contained in the A&R First Lien Credit Agreement and any other related loan document being true and correct in all material respects as of the date of such borrowings (except (i) to the extent such representations and warranties refer specifically to an earlier date, in which case they shall be true and correct as of such date and (ii) in the case of any representation and warranty qualified by materiality, they shall be true and correct in all respects) and (z) certain other customary conditions.

The A&R Loan Agreements include customary representations and warranties, including representations relating to the intellectual property owned by the Company and its subsidiaries and the status of the Company’s material license agreements. The A&R Loan Agreements also include customary covenants and events of default, including, in the case of the A&R First Lien Credit Agreement, requirements that the Company satisfy a minimum positive net income test and maintain a minimum Loan to Value Ratio (as calculated pursuant to the A&R First Lien Credit Agreement), and, in the case of the A&R Second Lien Credit Agreement, requirements that the Company satisfy a minimum positive net income test, maintain a total leverage ratio and maintain a minimum Loan to Value Ratio (as calculated pursuant to the A&R Second Lien Credit Agreement). Covenants in the A&R Loan Agreements also include certain limitations on the Company’s and its subsidiaries’ ability to incur indebtedness, grant liens on their assets, consummate acquisitions and make fundamental changes to the Company (including mergers and consolidations), dispose of their assets, make investments, loans, advances and enter into guarantees, pay dividends and make other restricted payments, prepay or amend certain indebtedness and material license agreements, enter into affiliate transactions and issue equity interests, in each case, subject to certain exceptions as set forth in the A&R Loan Agreements. The Company was in compliance with its covenants as of June 30, 2015.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

In connection with the A&R First Lien Credit Agreement and the A&R Second Lien Credit Agreement, Bank of America, N.A., as the administrative agent under the A&R First Lien Credit Agreement, and Wilmington Trust, National Association, as the administrative agent under the A&R Second Lien Credit Agreement, entered into a first amendment to intercreditor agreement, dated as of the Effective Date (the “First Amendment to Intercreditor Agreement”), which was acknowledged by the Company and the A&R Guarantors and amended the Intercreditor Agreement. The Intercreditor Agreement, as amended by the First Amendment to Intercreditor Agreement, establishes various inter-lender terms, including, but not limited to, priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in the case of a default, incurrence of additional indebtedness releases of collateral and limitations on the amendment of the respective A&R Loan Agreements without consent of the other party.

As further discussed in Note 13, in connection with the transactions contemplated by the MSLO Merger Agreement (as defined in Note 8), the Company has entered into a commitment letter with GSO Capital, dated as of June 22, 2015 (the “Commitment Letter”), pursuant to which GSO Capital has committed (a) to make available to the Company two senior secured term loan facilities under which the Company (and following the MSLO Merger Closing Date, TopCo) may borrow (i) on the MSLO Merger Closing Date, up to $300.0 million, plus (ii) on or after the MSLO Merger Closing Date, up to an additional $60.0 million and (b) to purchase $10.0 million of TopCo Common Stock at a price of $13.50 per share (such commitments in clauses (a) and (b) above, the “Financing Commitments”).

Second Term Loans and Revolving Loan

On August 15, 2014, in connection with the acquisition of Galaxy Brand Holdings, Inc., the Company entered into (i) an Amended and Restated First Lien Credit Agreement, among the Company, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent and collateral agent thereunder (as so amended and restated, the “First Lien Credit Agreement”), which provided for a term loan of up to $75.0 million, a revolving credit facility of up to $25.0 million and a swing line sub-facility of up to $10.0 million and (ii) a Second Lien Credit Agreement with GSO Capital, among the Company, the guarantors party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder (the “Second Lien Credit Agreement” and, together with the First Lien Credit Agreement, the “Loan Agreements”), which provided for a term loan of up to $90.0 million. In addition, the First Lien Credit Agreement provided for incremental borrowings of up to $60.0 million, to be allocated pro rata between the term loan and the revolving credit facility, and the Second Lien Credit Agreement provided for incremental borrowings of up to $70.0 million for the purpose of consummating permitted acquisitions, in each case, subject to certain customary conditions.

On August 15, 2014, $75.0 million was drawn as a term loan under the First Lien Credit Agreement and $90.0 million was drawn as a term loan under the Second Lien Credit Agreement (together, the “Second Term Loans”) and $15.0 million was drawn as a revolving loan under the First Lien Credit Agreement (the “Revolving Loan”). The proceeds from the Second Term Loans and the Revolving Loan were primarily used to finance the Galaxy Acquisition pursuant to the terms of the Galaxy Merger Agreement (each, as defined in Note 10), to repay the Company’s existing indebtedness, including the Legacy Term Loans (as defined below), and to pay fees and expenses in connection therewith.

Term loan borrowings under the First Lien Credit Agreement were subject to amortization of principal (x) in an amount equal to $1.5 million for the first payment and (y) thereafter, quarterly, in equal amounts of $3.0 million and were scheduled to mature on August 15, 2019. Borrowings under the First Lien Credit Agreement bore interest at LIBOR or a base rate, plus, in each case, an applicable margin that fluctuated from 3.50% to 3.75% for LIBOR loans and from 1.50% to 1.75% for base rate loans, in each case, based on the Company’s loan to value ratio, as described in the First Lien Credit Agreement.

Borrowings under the Second Lien Credit Agreement were not subject to amortization and were scheduled to mature on August 15, 2020. Borrowings under the Second Lien Credit Agreement bore interest at LIBOR plus 8.00% and were subject to a LIBOR floor of 1.00%.

Borrowings under the First Lien Credit Agreement were voluntarily prepayable from time to time, in whole or in part, and borrowings under the Second Lien Credit Agreement were voluntarily prepayable after August 15, 2015, in whole or in part, subject in certain cases to the payment of customary “breakage” costs with respect to LIBOR-based borrowings and prepayment premiums as provided in the respective Loan Agreement. Mandatory prepayments of the borrowings under the Loan Agreements were required (x) in the case of any dispositions of intellectual property, 50% of the orderly liquidation value thereof, (y) in the case of any other dispositions, 100% of the net proceeds thereof and (z) at each fiscal year end, in the amount of 30% of the Consolidated Excess Cash Flow (as defined in the respective Loan Agreements) of the Company and its subsidiaries, in each case, subject to certain exceptions set forth in the Loan Agreements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

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

In addition, the Loan Agreements included covenants and events of default, including, in the case of the First Lien Credit Agreement, requirements that the Company satisfied a minimum positive net income test and maintained a minimum loan to value ratio (as calculated pursuant to the First Lien Credit Agreement) and, in the case of the Second Lien Credit Agreement, maintained a total leverage ratio and a minimum loan to value ratio (as calculated pursuant to the Second Lien Credit Agreement).

As further discussed above, each of the Loan Agreements was amended and restated in its entirety in connection with the Company’s entry into the JS Purchase Agreement and consummation of the transactions contemplated therein. The Company was in compliance with its covenants throughout the existence of the Second Term Loans and Revolving Loan.

Legacy Term Loans

Prior to the Company’s entry into the Loan Agreements, in connection with the acquisition of B®and Matter, LLC, on March 28, 2013, the Company entered into (i) a first lien loan agreement (the “First Lien Loan Agreement”), which provided for term loans of up to $45.0 million (the “First Lien Term Loan”) and (ii) a second lien loan agreement (the “Second Lien Loan Agreement” and, together with the First Lien Loan Agreement, the “Prior Loan Agreements”), which provided for term loans of up to $20.0 million (the “Second Lien Term Loan” and, together with the First Lien Term Loan, the “Legacy Term Loans”). The proceeds from the Legacy Term Loans were used to fund the acquisition of B®and Matter, LLC, to repay existing debt, to pay fees and expenses in connection therewith, to finance capital expenditures and for general corporate purposes. The Legacy Term Loans were secured by substantially all of the assets of the Company and were further guaranteed and secured by each of the domestic subsidiaries of the Company, other than DVS LLC, SBG Revo Holdings, LLC and SBG FM, LLC, subject to certain exceptions set forth in the Prior Loan Agreements. In connection with the Second Lien Loan Agreement, the Company issued five-year warrants to purchase up to an aggregate of 285,160 shares of the Company’s common stock at an exercise price of $4.50 per share. In December 2013, the Company obtained the written consent of each of the lenders to the Prior Loan Agreements and, in connection therewith, SBG Revo Holdings, LLC agreed to become a Loan Party (as defined in the Prior Loan Agreements) under each of the Prior Loan Agreements, which transaction became effective in February 2014.

The Legacy Term Loans were drawn in full on March 28, 2013 and were scheduled to mature on March 28, 2018. The Prior Loan Agreements were repaid in full on August 15, 2014. The Company was in compliance with its covenants throughout the existence of the Legacy Term Loans.

Interest Expense

Contractual interest expense on the A&R Loan Agreements and Loan Agreements amounted to approximately $5.3 million for the three months ended June 30, 2015, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. Contractual interest expense on the Legacy Term Loans amounted to approximately $1.0 million for the three months ended June 30, 2014, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. During the three months ended June 30, 2014, accretion of the discount on the Legacy Term Loans amounted to approximately $0.1 million, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Contractual interest expense on the A&R Loan Agreements and Loan Agreements amounted to approximately $8.2 million for the six months ended June 30, 2015, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. Contractual interest expense on the Legacy Term Loans amounted to approximately $2.2 million for the six months ended June 30, 2014, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. During the six months ended June 30, 2014, accretion of the discount on the Legacy Term Loans amounted to approximately $0.1 million, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

During the three and six months ended June 30, 2015, the Company incurred legal and other fees associated with the entry into the A&R Loan Agreements of approximately $3.6 million, $0.1 million of which was included in operating expenses in the accompanying unaudited condensed consolidated statements of operations as it was related to the amendment and restatement of the First Lien Credit Agreement which was deemed as a modification of debt in accordance with ASC 470 – Debt. Such legal and other fees directly associated with the A&R Loan Agreements have been recorded as deferred financing costs and included in other assets in the accompanying unaudited condensed consolidated balance sheets, and are being amortized as non-cash interest expense, using the effective interest method, over the term of the A&R Loan Agreements. The Company expensed $2.1 million of deferred financing costs as a result of an extinguishment of debt in accordance with ASC 470 – Debt in connection with the Company’s entry into the A&R Second Lien Credit Agreement.

During the three months ended June 30, 2015 and 2014, amortization of deferred financing costs amounted to approximately $0.4 million and $0.1 million, respectively, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. During the six months ended June 30, 2015 and 2014, amortization of deferred financing costs amounted to approximately $0.7 million and $0.2 million, respectively, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

Interest Rate Swaps

The Company has exposure to variability in cash flows due to the impact of changes in interest rates for the Company’s A&R Term Loans. During 2015, the Company entered into an interest rate swap agreement related to $24.0 million notional value of the Second Term Loans (the “2015 Swap Agreement”). During 2014, the Company entered into an interest rate swap agreement related to $49.0 million notional value of the Second Term Loans (the “2014 Swap Agreement” and, together with the 2015 Swap Agreement, the “Swap Agreements”).

The objective of the Swap Agreements is to eliminate the variability in cash flows for the interest payments associated with the Second Term Loans and the A&R Term Loans, which vary by a variable-rate: 1-month LIBOR. The Company has formally documented the Swap Agreements as a cash flow hedge of the Company’s exposure to 1-month LIBOR. Because the critical terms of the Swap Agreements and the hedged items coincide (e.g., notional amount, interest rate reset dates, interest rate payment dates, maturity/expiration date and underlying index), the hedge is expected to completely offset changes in expected cash flows due to fluctuations in the 1-month LIBOR rate over the term of the hedge. The effectiveness of the hedge relationship will be periodically assessed during the life of the hedge by comparing the current terms of the Swap Agreements and the A&R Term Loans to assure they continue to coincide and through an evaluation of the continued ability of the respective counterparties to the Swap Agreements to honor their obligations under the Swap Agreements. Should the critical terms no longer match exactly, hedge effectiveness (both prospective and retrospective) will be assessed by evaluating the cumulative dollar offset for the actual hedging instrument relative to a hypothetical derivative whose terms exactly match the terms of the hedged item.

The components of the Swap Agreements as of June 30, 2015, are as follows:

	Notional Value	Derivative Asset	Derivative Liability
	(in thousands)

A&R Term Loans	$73,000	$0	$(125)

8.	Commitments and Contingencies

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

As further discussed in Note 13, the Company entered into an Agreement and Plan of Merger, dated as of June 22, 2015 (the “MSLO Merger Agreement”), among the Company, Martha Stewart Living Omnimedia, Inc., a Delaware corporation (“MSLO”), Singer Madeline Holdings, Inc., a Delaware corporation (“TopCo”), Madeline Merger Sub., Inc., a Delaware corporation and wholly owned subsidiary of TopCo (“Madeline Merger Sub”), and Singer Merger Sub., Inc., a Delaware corporation and wholly owned subsidiary of TopCo (“Singer Merger Sub” and, together with the Madeline Merger Sub, the “Merger Subs”), pursuant to which the Company will acquire MSLO. As a result, 13 putative stockholder class action lawsuits filed in the Court of Chancery of the State of Delaware during the period between June 25, 2015 and July 28, 2015 against MSLO, the MSLO board of directors, the Company, Madeline Merger Sub, Singer Merger Sub and TopCo. Such class action lawsuits allege that the members of the MSLO board of directors breached their fiduciary duties and that MSLO, the Company, Madeline Merger Sub, Singer Merger Sub and TopCo aided and abetted the alleged breaches of fiduciary duties by members of MSLO board of directors. The Company has referred the matters to external counsel. Based on preliminary discussions, the Company believes that the actions are not likely to result in material liability for the Company and expects that the actions will be settled prior to the MSLO Merger Closing Date (as defined in Note 13). See Part II, Item 1 for further discussion of such class action lawsuits.

9.	Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2015:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Options	Price	(in Years)	Intrinsic Value
	(in thousands, except share, per share and years data)

Outstanding - January 1, 2015	373,167	$4.91	2.0	$3,166
Granted	10,000	2.97
Exercised	(194,098)	(2.85)
Forfeited or Canceled	-	-
Outstanding - June 30, 2015	189,069	$7.44	2.8	$1,554

Exercisable - June 30, 2015	151,069	$6.58	2.4	$1,385

A summary of the changes in the Company’s unvested stock options is as follows:

		Weighted-
	Number of	Average Grant
	Options	Date Fair Value
Unvested - January 1, 2015	40,500	$2.74
Granted	10,000	2.97
Vested	(12,500)	(2.60)
Forfeited or Canceled	-	-
Unvested - June 30, 2015	38,000	$2.85

During the three and six months ended June 30, 2015, the Company granted an aggregate of 10,000 stock options to employees for future services. These stock options are exercisable over a five-year term and vest December 31, 2015. These stock options had a fair value of approximately $30,000 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Risk-free interest rate	0.90%
Expected dividend yield	0.00%
Expected volatility	32.10%
Expected life	3.00 years

The Company recorded approximately $8,000 during the three and six months ended June 30, 2015 as compensation expense pertaining to these grants.

During the three and six months ended June 30, 2014, the Company granted an aggregate of 27,500 stock options to employees for future services. These stock options are exercisable over a five-year term and vest over a period of one to three years. These stock options had a fair value of approximately $0.1 million using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.05%
Expected dividend yield	0.00%
Expected volatility	37.60%
Expected life	3.35 years

The Company recorded approximately $7,000 and $4,000 during the three months ended June 30, 2015 and 2014, respectively, as compensation expense pertaining to these grants. The Company recorded approximately $14,000 and $5,000 during the six months ended June 30, 2015 and 2014, respectively, as compensation expense pertaining to these grants.

Total compensation expense related to stock options for the three months ended June 30, 2015 and 2014 was approximately $22,000 and $16,000, respectively. Total compensation expense related to stock options for each of the six months ended June 30, 2015 and 2014 was approximately $36,000. Total unrecognized compensation expense related to unvested stock options at June 30, 2015 amounted to approximately $0.1 million and is expected to be recognized over a weighted-average period of approximately 1.0 years.

Warrants

The following table summarizes the Company’s warrant activity for the six months ended June 30, 2015:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average Exercise	Contractual Life	Aggregate
	Warrants	Price	(in Years)	Intrinsic Value
	(in thousands, except share, per share and years data)

Outstanding - January 1, 2015	640,160	$6.04	3.1	$4,501
Granted	200,000	13.32
Exercised	(10,000)	(5.80)
Forfeited or Canceled	-	-
Outstanding - June 30, 2015	830,160	$7.80	4.6	$6,222

Exercisable - June 30, 2015	615,160	$6.05	2.7	$5,684

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

A summary of the changes in the Company’s unvested warrants is as follows:

		Weighted
	Number of	Average Grant
	Warrants	Date Fair Value
Unvested - January 1, 2015	15,000	$3.05
Granted	200,000	6.32
Vested	-	-
Forfeited or Canceled	-	-
Unvested - June 30, 2015	215,000	$6.09

During the three and six months ended June 30, 2015, the Company issued ten-year warrants to purchase up to an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $13.32 to a non-employee. These warrants had a fair value of approximately $1.3 million using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.16%
Expected dividend yield	0.00%
Expected volatility	45.84%
Expected life	7.25 years

The Company recorded approximately $0.1 million during the three and six months ended June 30, 2015 as compensation expense pertaining to this grant. The Company marks-to-market the expense for the warrants granted to the non-employee.

The Company did not issue any warrants during the three and six months ended June 30, 2014.

Total compensation expense related to warrants for the three and six months ended June 30, 2015 was approximately $0.1 million. Total compensation expense related to warrants for the three and six months ended June 30, 2014 was approximately $8,000 and $16,000, respectively.

Restricted Stock and Restricted Stock Units

Time-Based Restricted Stock and Restricted Stock Units

A summary of the time-based restricted stock activity for the six months ended June 30, 2015 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average Grant	Contractual Life	Aggregate
	Shares	Date Fair Value	(in Years)	Intrinsic Value
	(in thousands, except share, per share and years data)

Unvested - January 1, 2015	512,586	$6.30	1.9	$3,470
Granted	289,602	13.29
Vested	(127,703)	6.66
Unvested - June 30, 2015	674,485	$9.23	1.6	$4,084

During the three and six months ended June 30, 2015, the Company granted (i) 100,000 time-based restricted stock units to the Company’s Chief Executive Officer, Mr. Yehuda Shmidman, pursuant to an amended and restated employment agreement, dated April 14, 2015 (the “A&R CEO Employment Agreement”), (ii) 15,000 shares of time-based restricted stock to an employee for future services, (iii) 24,452 shares of time-based restricted stock to members of the Company’s board of directors and (iv) 150,150 shares of time-based restricted stock to a non-employee pursuant to a partnership agreement. These shares of time-based restricted stock had a grant date fair value of approximately $3.8 million and vest over a period of one to four years. The Company marks-to-market the expense for the shares of time-based restricted stock granted to the non-employee.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

The Company recorded approximately $0.2 million during the three and six months ended June 30, 2015 as compensation expense pertaining to these grants.

During the six months ended June 30, 2014, the Company granted (i) 200,000 shares of time-based restricted stock to a consultant and employee and (ii) 23,120 shares of time-based restricted stock to members of the Company’s board of directors. These shares of time-based restricted stock had a grant date fair value of approximately $1.3 million and vest over a period of one to three years.

The Company recorded approximately $0.2 million during each of the three months ended June 30, 2015 and 2014 as compensation expense pertaining to these grants. The Company recorded approximately $0.3 million during each of the six months ended June 30, 2015 and 2014 as compensation expense pertaining to these grants.

Total compensation expense related to grants of time-based restricted stock for the three months ended June 30, 2015 and 2014 was approximately $0.9 million and $0.6 million, respectively. Total compensation expense related to grants of time-based restricted stock for the six months ended June 30, 2015 and 2014 was approximately $1.3 million and $1.1 million, respectively.

Performance Stock Units

A summary of the PSUs activity for the six months ended June 30, 2015 is as follows:

			Weighted-
			Average
		Weighted-	Remaining
	Number of	Average Grant	Contractual Life	Aggregate
	Shares	Date Fair Value	(in Years)	Intrinsic Value
	(in thousands, except share, per share and years data)

Unvested - January 1, 2015	1,325,000	$10.23	2.1	$3,904
Granted	200,000	14.33
Vested	(210,500)	(9.33)
Forfeited or Cancelled	(2,400)	(13.81)
Unvested - June 30, 2015	1,312,100	$10.99	1.9	$5,641

During the three and six months ended June 30, 2015, the Company granted 200,000 PSUs to the Company’s Chief Executive Officer, Mr. Yehuda Shmidman, pursuant to the A&R CEO Employment Agreement. These PSUs had a grant date fair value of approximately $2.9 million and vest over a period of three and one-half years. The Company’s performance metrics related to this grant begin in 2016.

During the three months ended June 30, 2014, the Company granted 988,000 PSUs to employees and consultants. These PSUs had a grant date fair value of approximately $9.5 million and vest over a period of three years. These PSUs require achievement of certain of the Company’s performance metrics for such PSUs to be earned. The Company recorded approximately $0.5 million during each of the three and six months ended June 30, 2015 as compensation expense pertaining to these PSUs as the likelihood of certain PSUs being earned became probable.

During the six months ended June 30, 2014, the Company granted 50,000 PSUs to an employee. These PSUs had a grant date fair value of approximately $0.3 million and vest over a period of four years. These PSUs require achievement of certain of the Company’s performance metrics for such PSUs to be earned. The Company did not record compensation expense during each of the three and six months ended June 30, 2015 pertaining to these PSUs as the likelihood of such PSUs being earned was not probable.

On February 24, 2015, the Compensation Committee voted to approve, on a discretionary basis, an award of 198,000 PSUs to employees and consultants under the Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan. Included in the above award were 60,000 and 36,000 PSUs for Mr. Yehuda Shmidman, the Company’s Chief Executive Officer, and Mr. Gary Klein, the Company’s Chief Financial Officer, respectively. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date on which the employees and consultants were communicated the modification of the performance metrics. Total compensation expense related to these PSUs in the approximate amount of $2.0 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2015.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

In addition, the Compensation Committee approved, on a discretionary basis, an award of 12,500 PSUs to an employee upon the commencement of his employment with the Company. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date on which the employee was communicated the modification of the performance metrics. Total compensation expense related to these PSUs in the approximate amount of $0.1 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2015.

Total compensation expense related to the PSUs for the three months ended June 30, 2015 was approximately $0.5 million. Total compensation expense related to the PSUs for the six months ended June 30, 2015 was approximately $2.6 million.

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

On August 15, 2014, the Company consummated transactions pursuant to an agreement and plan of merger, dated as of June 24, 2014 (the “Galaxy Merger Agreement”) with SBG Universe Brands LLC, a Delaware limited liability company and the Company’s direct wholly-owned subsidiary (“LLC Sub”), Universe Galaxy Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of LLC Sub, Galaxy Brand Holdings, Inc. and Carlyle Galaxy Holdings, L.P. (such transactions, collectively, the “Galaxy Acquisition”). In connection with the Galaxy Merger Agreement, the Company and TCP entered into an amendment to the TCP Agreement (the “Amended TCP Agreement”), pursuant to which, among other things, TCP is entitled to receive annual fees of $0.9 million beginning with fiscal year 2014. In connection with the Galaxy Merger Agreement, a $3.5 million transaction fee was payable to TCP upon consummation of the Galaxy Acquisition.

The Company paid TCP approximately $0.4 million and $0.9 million for services under the Amended TCP Agreement during the three and six month months ended June 30, 2015, respectively. The Company made no payments to TCP under the TCP Agreement during the three and six month months ended June 30, 2014. At June 30, 2015 and December 31, 2014, the Company owed $0 and approximately $0.5 million, respectively, to TCP.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time. The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016. The Company paid the TCP Employee approximately $0.2 million and $0.1 million for services under the consulting arrangement during the three months ended June 30, 2015 and 2014, respectively. The Company paid the TCP Employee approximately $0.3 million and $0.2 million for services under the consulting arrangement during the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and December 31, 2014, there were no amounts owed to the TCP Employee.

Transactions with Tennman WR-T, Inc.

On May 5, 2014, the Company entered into a merger agreement (the “Tennman Merger Agreement”), with Tennman WR-T, Inc. (“Tennman WR-T”), a Delaware corporation, pursuant to which the Company acquired the remaining 18% interest in William Rast Sourcing, LLC (“Rast Sourcing”) and William Rast Licensing LLC (“Rast Licensing”). As part of the Tennman Merger Agreement, the Company is obligated to make royalty payments to Tennman Brands, LLC, subject to the William Rast brand achieving certain performance thresholds. The Company did not make any royalty payments to Tennman Brands, LLC during the three and six months ended June 30, 2015.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Under the prior royalty agreement among Tennman WR-T, Rast Sourcing and Rast Licensing, royalty payments made by Rast Sourcing to Tennman WR-T amounted to approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2014. At June 30, 2015 and December 31, 2014, there were no amounts owed to Tennman WR-T. During the three and six months ended June 30, 2014, the Company recorded approximately $0.1 million and $0.4 million, respectively, in royalty expense, which was included in operating expenses from continuing operations in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2014.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded approximately $3.7 million and $7.1 million of revenue for the three and six months ended June 30, 2015, respectively, for royalties earned from ESO license agreements. ESO was not a licensee of the Company during the three and six months ended June 30, 2014. At June 30, 2015 and December 31, 2014, the Company had approximately $3.6 million and $3.3 million recorded as accounts receivable from ESO in the accompanying condensed consolidated balance sheets, respectively.

11.	Sale of People’s Liberation Brand

On February 24, 2015, the Company sold the People’s Liberation® brand to a third party operating entity for (i) $0.7 million in cash and (ii) an earn-out of $1.0 million in cash in the event that total gross sales of products under the People’s Liberation® brand equal or exceed $30.0 million during the 2015 calendar year (the “People’s Liberation Sale Price”).  As a result of the sale, the Company recorded a gain of $0.7 million as the People’s Liberation® brand had no value on the Company’s accompanying unaudited condensed consolidated balance sheet, which is recorded in other income in the accompanying unaudited condensed consolidated statement of operations during the six months ended June 30, 2015.  The third party operating entity agreed to pay the Company one-fifth of the People’s Liberation Sale Price upon closing and one-fifth of the People’s Liberation Sale Price on the anniversary of the closing for the next four years.  The Company reported the short-term portion of the receivable in prepaid expenses and other current assets and the long-term portion in other assets in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2015.

12.	Acquisition of Jessica Simpson® Brand

On April 8, 2015, the Company consummated transactions pursuant to the purchase agreement, dated as of April 1, 2015 (the “JS Purchase Agreement”) with With You, Inc., a California corporation (“WYI”), Corny Dog, Inc., a California corporation (together with WYI, the “Sellers”), With You LLC, a Delaware limited liability company, and Jessica Simpson, in her capacity as the sole stockholder of each of the Sellers. With You LLC owns all assets related to (i) the worldwide business of creating, designing, developing, manufacturing, marketing, selling and licensing all consumer related lifestyle products, including, but not limited to, all categories within the fashion, home, beauty, personal care, baby, crafts, pets, holiday, seasonal, bridal, celebrations, travel, floral and food industry segments, with certain exclusions, of the Jessica Simpson® brand, (ii) the exploitation of intellectual property and related rights associated with the celebrity and personality rights, subject to certain exceptions, of Jessica Simpson and (iii) all lines of business reasonably related or ancillary thereto (including the establishment and operation of retail stores).

Pursuant to the terms of the JS Purchase Agreement, the Company purchased membership interests in With You LLC for an aggregate purchase price consisting of (a) $119.3 million in cash, (b) $2.8 million for guaranteed contractual payments and (c) approximately $1.3 million of equity utilizing the closing stock price of $13.34 on April 8, 2015. After giving effect to the transactions contemplated by the JS Purchase Agreement, the Company owns 62.5% of the outstanding membership interests in With You LLC and WYI owns 37.5% of the outstanding membership interests in With You LLC. In connection with the JS Purchase Agreement, the Company and WYI entered into an operating agreement for With You LLC, pursuant to which the Company and WYI agreed to certain rights and obligations with respect to the governance of With You LLC.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets were recorded at their estimated fair values, and operating results for the Jessica Simpson® brand are included in the Company’s consolidated financial statements from the effective date of the acquisition, April 8, 2015.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

The allocation of the preliminary purchase price is summarized as follows:

Cash paid	$119,250
Guaranteed contractual payments	2,822
Fair value of common stock issued (97,087 shares)	1,295
Total consideration paid by Sequential	$123,367

Allocated to:
Goodwill	$29,921
Trademarks	184,475
Deferred tax assets - current	427
Customer agreements	506
Deferred tax assets - non-current	854
Deferred tax liabilities	(27,722)
Non-controlling interest	(65,094)
$123,367

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business. The Company’s goodwill is deductible for tax purposes and will be amortized over a period of 15 years. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization was recorded in the Company’s accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2015. Goodwill and trademarks are subject to a test for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill and/or trademarks may not be recoverable. License agreements are amortized on a straight-line basis over their expected useful lives of four years. The Company incurred legal and other costs related to the transaction of approximately $2.5 million and $2.7 million, which have been recognized in operating expenses in the accompanying unaudited condensed consolidated statement of operations during the three and six months ended June 30, 2015, respectively. The deferred tax assets were established to provide deferred taxes related to the guaranteed contractual payments which are deductible for tax purposes but not for book purposes. The deferred tax liability was established to provide deferred taxes on the difference between GAAP and tax basis for the intangible assets acquired pursuant to the JS Purchase Agreement.

Total revenues and income from continuing operations since the date of the acquisition of the Jessica Simpson® brand, included in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015, are approximately $6.0 million and $3.8 million, respectively.

Pro Forma Information

The following unaudited consolidated pro forma information gives effect to the transactions contemplated by the JS Purchase Agreement as if such transactions had occurred on January 1, 2014. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the transactions contemplated by the JS Purchase Agreement been completed on January 1, 2014, nor is it indicative of results that may occur in any future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)

Revenues	$20,732	$10,893	$38,318	$22,469
Income from continuing operations	$11,238	$2,495	$19,328	$7,731
Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	$1,775	$(3,263)	$2,800	$(5,198)

Earnings (loss) per share:
Basic	$0.05	$(0.13)	$0.07	$(0.21)
Diluted	$0.04	$(0.13)	$0.07	$(0.21)

Weighted average shares outstanding:
Basic	39,329,724	25,216,875	39,233,934	25,008,651
Diluted	41,582,800	25,216,875	41,425,910	25,008,651

13.	Acquisition of Martha Stewart Living Omnimedia

On June 22, 2015, the Company, MSLO, Madeline Merger Sub, Singer Merger Sub and TopCo entered into the MSLO Merger Agreement, pursuant to which the Company will acquire MSLO.

Pursuant to the MSLO Merger Agreement, at the closing of the MSLO Merger (such date, the “MSLO Merger Closing Date”), Madeline Merger Sub will merge with and into MSLO (the “MSLO Merger”), with MSLO continuing as the surviving corporation of the MSLO Merger and a wholly owned subsidiary of TopCo, upon the terms and subject to the conditions set forth in the MSLO Merger Agreement. In connection therewith, each issued and outstanding share of MSLO’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share (together, the “MSLO Common Stock”), will be converted into the right to receive either $6.15 in cash (the “MSLO Cash Consideration”) or a number of fully-paid and non-assessable shares of TopCo’s common stock, par value $0.01 per share (the “TopCo Common Stock”), together with cash, in lieu of fractional shares of TopCo Common Stock, equal to the MSLO Cash Consideration divided by the volume-weighted average price per share of the Company’s common stock, par value $0.001 per share (“Sequential Common Stock”), on NASDAQ for the consecutive period over the five trading days ending on the trading day immediately preceding the MSLO Merger Closing Date, as calculated by Bloomberg Financial LP under the function “VWAP.”

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Substantially concurrently with the MSLO Merger, Singer Merger Sub will merge with and into the Company (the “Sequential Merger” and, together with the MSLO Merger, the “Mergers”), with the Company continuing as the surviving corporation of the Sequential Merger, upon the terms and subject to the conditions set forth in the MSLO Merger Agreement. In connection with the Sequential Merger, each issued and outstanding share of Sequential Common Stock will be converted into the right to receive one fully-paid and non-assessable share of TopCo Common Stock.

The stockholders of MSLO will be asked to vote on the adoption of the MSLO Merger Agreement at a special stockholders meeting that will be held on a date to be announced. Consummation of the Mergers is contingent upon obtaining the approval of both MSLO stockholders holding at least fifty percent (50%) in combined voting power of the outstanding MSLO Common Stock and holders of at least fifty percent (50%) in combined voting power of the outstanding MSLO Common Stock not owned, directly or indirectly, by Martha Stewart and her affiliates (the “MSLO Stockholder Approval”).

The Company and MSLO prepared, and the Company caused TopCo to file with the SEC on July 30, 2015, a registration statement on Form S-4 in connection with the issuance of shares of TopCo Common Stock in the Mergers (the “Form S-4”), which included a prospectus with respect to the shares to be issued in the MSLO Merger, a preliminary and definitive proxy statement with respect to the required vote of the stockholders of MSLO in connection with the MSLO Merger and a preliminary and definitive information statement for the Company’s stockholders (the “Combined Statement”).

After the MSLO Merger Closing Date, TopCo will be renamed Sequential Brands Group, Inc., TopCo Common Stock will be listed on NASDAQ, the Company’s current board of directors will become the board of directors of TopCo and Martha Stewart will become a member of TopCo’s board of directors.

The MSLO Merger Agreement generally contains reciprocal representations and warranties of each of MSLO and the Company that are typical for a public company merger and are qualified by information contained in each party’s respective SEC filings.

In addition to the MSLO Stockholder Approval, consummation of the Mergers is subject to customary conditions, including, without limitation, (i) the expiration or termination of any waiting period applicable to the consummation of the Mergers under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (ii) obtaining Company’s stockholder approval, which approval was obtained by written consent on June 22, 2015 following execution and delivery of the MSLO Merger Agreement, (iii) the receipt of certain tax opinions, (iv) the effectiveness of the Form S-4, (v) obtaining authorization for TopCo shares to be listed on NASDAQ and (vi) the absence of any law or order prohibiting the Mergers. Moreover, each party’s obligation to consummate the Mergers is subject to certain other conditions, including without limitation (x) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and (y) the other party’s compliance with its covenants and agreements contained in the MSLO Merger Agreement, subject to customary materiality qualifiers.

Beginning from July 23, 2015, MSLO became subject to customary “no-shop” restrictions on its ability to solicit, initiate, endorse, knowingly encourage or knowingly facilitate, and, subject to certain exceptions, may not participate in any discussions or negotiations, or cooperate in any way with respect to, any inquiries or the making of, any proposal of an alternative transaction or to withdraw the support of its board of directors for the MSLO Merger.

The MSLO Merger Agreement also contains mutual customary pre-closing covenants of the Company and MSLO, including, among others, (i) to operate their respective businesses in the ordinary course consistent with past practice and to refrain from taking certain actions without the other party’s consent and (ii) to use their respective reasonable best efforts to obtain governmental, regulatory and third party approvals. In addition, the MSLO Merger Agreement contains covenants that require MSLO to call and hold a special stockholder meeting and, subject to certain exceptions, require the MSLO board of directors to recommend that the MSLO stockholders approve the Mergers and the MSLO Merger Agreement.

In connection with the financing of the transactions contemplated by the MSLO Merger Agreement, the Company has entered into the Commitment Letter with GSO Capital, pursuant to which GSO Capital has committed (a) to make available to the Company two senior secured term loan facilities under which the Company (and following the MSLO Merger Closing Date, TopCo) may borrow (i) on the MSLO Merger Closing Date, up to $300.0 million, plus (ii) on or after the MSLO Merger Closing Date, up to an additional $60.0 million and (b) to purchase $10.0 million of TopCo Common Stock at a price of $13.50 per share. The proceeds of the Financing Commitments will be used to fund the MSLO Merger pursuant to the terms of the MSLO Merger Agreement, to repay existing debt of the Company, to pay fees and expenses in connection therewith, for working capital, capital expenditures and other general corporate purposes of the Company and its subsidiaries (and following the MSLO Merger Closing Date, of TopCo and its subsidiaries). The Financing Commitments are subject to various conditions, including the negotiation and execution of definitive financing agreements prior to December 22, 2015 and the consummation of the Mergers in accordance with the terms and conditions set forth in the MSLO Merger Agreement.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

The MSLO Merger Agreement contains certain provisions giving each of the Company and MSLO rights to terminate the MSLO Merger Agreement, including in the event that: (i) the Mergers are not consummated on or before December 22, 2015, not as the result of a breach by either party, (ii) the MSLO Stockholder Approval is not obtained, (iii) the written consent of the Company’s stockholders to the Sequential Merger and the transactions contemplated by the MSLO Merger Agreement is not delivered to MSLO within 24 hours after execution of the MSLO Merger Agreement, (iv) the MSLO’s board of directors withdraws its recommendation or declaration of advisability of the MSLO Merger Agreement and transactions contemplated therein, or fails to publicly reaffirm its recommendation of the Mergers or (v) MSLO enters into a binding agreement providing for a superior alternative transaction before obtaining MSLO Stockholder Approval, subject to certain conditions.

The MSLO Merger Agreement further provides that, in the event that the MSLO Merger Agreement is terminated due to either a failure of MSLO to obtain the MSLO Stockholder Approval or a breach by MSLO of any covenants or agreements of the MSLO Merger Agreement (and such breach led to MSLO’s failure to consummate the transactions contemplated by the MSLO Merger Agreement), MSLO will reimburse the Company for all expenses incurred in connection with the MSLO Merger Agreement in an amount not to exceed $2.5 million. Additionally, upon termination in the event of certain circumstances, including the MSLO board of directors withdrawing its recommendation or declaration of the advisability of the MSLO Merger Agreement or MSLO entering into a binding agreement with another party providing for a superior alternative transaction, MSLO will pay the Company a termination fee in the amount of $12.8 million.

14.	New Accounting Pronouncement

In April 2015, the FASB issued ASU No. 2015-03 – “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”)”, which changes the presentation of debt issuance costs in financial statements.  ASU No. 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of the costs is reported as interest expense.  The standards core principle is debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs also shall be reported as interest expense.  ASU No. 2015-03 is effective for annual and interim periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016.  Early adoption is allowed for all entities for financial statements that have not been previously issued.  Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted).  The Company is currently evaluating the impact of this guidance.

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

Overview

We own a portfolio of consumer brands in the fashion, active and lifestyle categories. We promote, market and license these brands and intend to pursue acquisitions of additional brands or rights to brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. As of June 30, 2015, we had more than 100 licensees, almost all of which are wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of our business strategy, we have previously entered into (and expect in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015, for a discussion of our critical accounting policies. During the three and six months ended June 30, 2015, there were no material changes to these policies.

Results of Operations

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended June 30,		Change	Change
	2015	2014	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$20,235	$7,003	$13,232	188.9%
Operating expenses	11,925	6,436	5,489	85.3%
Income from operations	8,310	567	7,743	1365.6%
Interest expense	7,792	1,231	6,561	533.0%
Income (loss) before income taxes	518	(664)	1,182	-178.0%
Benefit from income taxes	(31)	(149)	118	-79.2%
Consolidated net income (loss)	549	(515)	1,064	-206.6%
Net income attributable to noncontrolling interest	(1,876)	(92)	(1,784)	1939.1%
Net loss attributable to Sequential Brands Group, Inc. and Subsidiaries	$(1,327)	$(607)	$(720)	118.6%

The increase in net revenue for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily attributable to the acquisitions of the Jessica Simpson brand on April 8, 2015 and the Avia and AND1 brands on August 15, 2014. This increase was offset primarily by the loss of royalty revenue from the license agreement with J.C. Penney Corporation as a result of the termination of such license agreement as of June 30, 2014. Net revenue for the three months ended June 30, 2015 consists primarily of licensing revenue earned from our license agreements relating to the Jessica Simpson, Avia, AND1, Ellen Tracy and Revo brands. Net revenue for the three months ended June 30, 2014 consists of licensing revenue earned primarily from our license agreements related to the Ellen Tracy, Revo and William Rast brands.

Operating expenses increased approximately $5.5 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The primary drivers for this increase included stock-based compensation expense, advertising expenses, payroll expenses and deal costs. Stock-based compensation expense increased approximately $0.9 million for PSUs granted to our employees and non-employees, for which management has determined that the likelihood of such PSUs being earned became probable (see Note 9 to our accompanying unaudited condensed consolidated financial statements) and equity grants during 2015. With the acquisition of new brands in the second half of 2014 and the Jessica Simpson brand on April 8, 2015 as well as the launch of new marketing initiatives, advertising expenses increased approximately $1.1 million over the comparable period in the prior year. Our headcount has also increased over the comparable period in the prior year, which led to an increase in payroll expense of approximately $0.9 million. Deal costs increased approximately $1.7 million over the comparable period in the prior year primarily due to the acquisition of the Jessica Simpson brand.

Interest expense during the three months ended June 30, 2015 includes interest incurred under the A&R Loan Agreements, Loan Agreements and interest rate swaps of approximately $5.3 million and non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $0.4 million. We expensed $2.1 million of deferred financing costs as a result of an extinguishment of debt in accordance with ASC 470 – Debt in connection with our entry into the A&R Second Lien Credit Agreement. Interest expense during the three months ended June 30, 2014 includes interest incurred under the Legacy Term Loans and interest rate swaps of approximately $1.0 million, non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $0.1 million and the accretion of the discount recorded associated with the warrants issued in connection with the Legacy Term Loans of approximately $0.1 million.

The benefit from income taxes for the three months ended June 30, 2015 and 2014 represents the impact of changes to the annual forecasted net income on the calculated interim effective tax rate. The effective tax rate differs from the statutory tax rate primarily due to the benefits from taxes attributable to noncontrolling interest and changes in valuation allowance.

Noncontrolling interest from continuing operations for the three months ended June 30, 2015 represents net income allocations of approximately $1.7 million to With You, Inc., a member of With You LLC, and approximately $0.2 million to Elan Polo International, Inc., a member of DVS LLC. Noncontrolling interest from continuing operations for the three months ended June 30, 2014 represents net income allocations to Elan Polo International, Inc. of $0.1 million.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Six Months Ended June 30,		Change	Change
	2015	2014	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$33,852	$13,265	$20,587	155.2%
Operating expenses	20,601	10,186	10,415	102.2%
Income from operations	13,251	3,079	10,172	330.4%
Other income	700	2	698	34900.0%
Interest expense	10,952	2,501	8,451	337.9%
Income before income taxes	2,999	580	2,419	417.1%
Provision for income taxes	888	248	640	258.1%
Consolidated net income	2,111	332	1,779	535.8%
Net income attributable to noncontrolling interest	(1,994)	(197)	(1,797)	912.2%
Net income attributable to Sequential Brands Group, Inc. and Subsidiaries	$117	$135	$(18)	-13.3%

The increase in net revenue for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily attributable to the acquisitions of the Jessica Simpson brand on April 8, 2015 and the Avia and AND1 brands on August 15, 2014. This increase was offset primarily by the loss of the royalty revenue from the license agreement with J.C. Penney Corporation as a result of the termination of such license agreement as of June 30, 2014. Net revenue for the six months ended June 30, 2015 consists primarily of licensing revenue earned from our license agreements relating to the Jessica Simpson, Avia, AND1, Ellen Tracy and Revo brands. Net revenue for the six months ended June 30, 2014 consists of licensing revenue earned primarily from our license agreements related to the Ellen Tracy, Revo and William Rast brands.

Operating expenses increased approximately $10.4 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The primary drivers for this increase included stock-based compensation expense, advertising expenses, payroll expenses and deal costs. Stock-based compensation expense increased approximately $2.0 million in connection with the grant of 210,500 PSUs with immediate vesting awarded by the Compensation Committee, on a discretionary basis, to our employees and consultants and $0.9 million for PSUs granted to our employees and non-employees, for which management has determined that the likelihood of such PSUs being earned became probable (see Note 9 to our accompanying unaudited condensed consolidated financial statements) and equity grants during 2015. With the acquisition of new brands in the second half of 2014 and the Jessica Simpson brand on April 8, 2015 as well as the launch of new marketing initiatives, advertising expenses increased approximately $2.6 million over the comparable period in the prior year. Our headcount has also increased over the comparable period in the prior year, which led to an increase in payroll expense of approximately $1.4 million. Deal costs increased approximately $1.9 million over the comparable period in the prior year primarily due to the acquisition of the Jessica Simpson brand.

Other income during the six months ended June 30, 2015 consists of the Company’s gain on the sale of the People’s Liberation brand.

Interest expense during the six months ended June 30, 2015 includes interest incurred under the A&R Loan Agreements, Loan Agreements and interest rate swaps of approximately $8.2 million and non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $0.7 million. We expensed $2.1 million of deferred financing costs as a result of an extinguishment of debt in accordance with ASC 470 – Debt in connection with our entry into the A&R Second Lien Credit Agreement. Interest expense during the six months ended June 30, 2014 includes interest incurred under the Legacy Term Loans and interest rate swaps of approximately $2.1 million, non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $0.2 million and the accretion of the discount recorded associated with the warrants issued in connection with the Legacy Term Loans of approximately $0.2 million.

The provision for income taxes for the six months ended June 30, 2015 and 2014 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions. The effective tax rate differs from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest and changes in valuation allowance.

Noncontrolling interest from continuing operations for the six months ended June 30, 2015 represents net income allocations of approximately $1.7 million to With You, Inc., a member of With You LLC, and approximately $0.3 million to Elan Polo International, Inc., a member of DVS LLC. Noncontrolling interest from continuing operations for the six months ended June 30, 2014 represents net income allocations to Elan Polo International, Inc., of $0.2 million.

Liquidity and Capital Resources

As of June 30, 2015, our continuing operations had cash of approximately $25.3 million, a working capital from continuing operations balance of approximately $25.2 million and outstanding debt obligations under the A&R Loan Agreements of approximately $295.5 million. As of December 31, 2014, our continuing operations had cash of approximately $22.5 million, a working capital balance of approximately $23.6 million and outstanding debt obligations under the Loan Agreements of approximately $175.5 million. Working capital is defined as current assets minus current liabilities, excluding discontinued operations. We believe that cash from operations and our currently available cash (including available borrowings under our existing financing arrangements) will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities, which is how we have historically financed our acquisitions. See Note 7 to our accompanying unaudited condensed consolidated financial statements for a description of certain prior financing transactions consummated by us.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the six months ended June 30, 2015 and 2014 are summarized in the following table:

	Six Months Ended June 30,
	2015	2014
	(in thousands)

Operating activities	$6,503	$(579)
Investing activities	(119,608)	(4,216)
Financing activities	116,055	(3,737)
Net increase (decrease) in cash from continuing operations	$2,950	$(8,532)

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $6.5 million for the six months ended June 30, 2015 as compared to net cash used in operating activities of approximately $0.6 million for the six months ended June 30, 2014. The primary driver for the increase was an increase in net income of $1.8 million, which included offsets for non-cash expenses related to the amortization of deferred financing costs of $2.4 million and non-cash stock based compensation of approximately $2.9 million.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $119.6 million for the six months ended June 30, 2015, primarily consisting of cash paid for the acquisition of With You LLC and the acquisition of intangible assets and property and equipment. Net cash used in investing activities from continuing operations was approximately $4.2 million for the six months ended June 30, 2014, primarily consisting of cash paid for the remaining 18% interest in Rast Sourcing and Rast Licensing and the acquisition of intangible assets and property and equipment.

Financing Activities

Net cash provided by financing activities from continuing operations for the six months ended June 30, 2015 amounted to approximately $116.1 million as compared to net cash used in financing activities of approximately $3.7 million for the six months ended June 30, 2014. We received $127.7 million of proceeds under the A&R Loan Agreements, which were primarily used to finance the acquisition of With You LLC and to pay approximately $3.6 million of fees and expenses in connection therewith. We made approximately $7.7 million of repayments under the A&R Loan Agreements and Loan Agreements for the six months ended June 30, 2015 as compared to approximately $4.0 million of repayments under the Legacy Term Loans during the six months ended June 30, 2014. During the six months ended June 30, 2015, we also repurchased 81,025 shares of common stock from employees for approximately $0.8 million for tax withholding purposes related to the vesting of restricted stock.

Future Capital Requirements

We believe cash on hand and cash from operations will be sufficient to meet our capital requirements for the twelve months following June 30, 2015, as they relate to our current operations and the MSLO Merger Agreement. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands, and we cannot be certain that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future, if at all.

On June 22, 2015, we entered into the Commitment Letter with GSO Capital, pursuant to which GSO Capital has committed to provide up to $360.0 million under senior secured second lien term loans facilities (which we refer to collectively as the “Second Lien Facility”), of which (i) up to $300.0 million will be available on the MSLO Merger Closing Date and (ii) up to $60.0 million will be available at or after the MSLO Merger Closing Date.  We expect to borrow on the MSLO Merger Closing Date the funds available on such date and to use the proceeds therefrom to refinance and repay, in full, the existing indebtedness under our A&R Second Lien Credit Agreement, to finance the Mergers and to pay fees and transaction costs related to the Mergers and the Second Lien Facility, for working capital, capital expenditure and other general corporate purposes.  After the MSLO Merger Closing Date, we expect to use the proceeds of any borrowings under the Second Lien Facility for corporate purposes, and any borrowings under any incremental facilities for the purposes of permitted acquisitions.

Off-Balance Sheet Arrangements

At June 30, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We limit exposure to foreign currency fluctuations by requiring the majority of our license agreements to be denominated in U.S. dollars. One of our license agreements is denominated in Canadian dollars. If there were an adverse change in the exchange rate from Canadian to U.S. dollars of less than 10%, the expected effect on net income would have been immaterial during the three and six months ended June 30, 2015.

Our earnings may also be affected by changes in LIBOR interest rates as a result of our borrowings under the A&R Loan Agreements, which bear interest at a LIBOR rate plus an applicable margin. An increase of less than 2% in LIBOR interest rates affecting the A&R Loan Agreements would not have had a material effect on our results of operations during the three and six months ended June 30, 2015 and 2014. As further discussed in Note 7 to our accompanying unaudited condensed consolidated financial statements, we have entered into the Swap Agreements to mitigate the effects of a change in LIBOR interest rates with respect to borrowings under the A&R Loan Agreements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2015, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no claims that could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In connection with the Mergers, the following 13 putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al. filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al. filed on July 27, 2015; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al. filed on July 28, 2015. All of the 13 class action lawsuits name MSLO, the MSLO board of directors, the Company, Madeline Merger Sub, Singer Merger Sub and TopCo as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) MSLO, the Company, Madeline Merger Sub, Singer Merger Sub and TopCo aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. The Company has referred the matters to external counsel. Based on preliminary discussions, the Company believes that the actions are not likely to result in material liability for the Company and expects that the actions will be settled prior to the MSLO Merger Closing Date.

Item 1A.	Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015. There have been no material changes to such risk factors during the six months ended June 30, 2015, except as set forth below:

The Mergers are subject to certain conditions and, if these conditions are not satisfied or waived, the Mergers may not be completed.

The obligations of the Company and MSLO to complete the transactions contemplated by the MSLO Merger Agreement are subject to the satisfaction or waiver of a number of conditions set forth in the MSLO Merger Agreement, including, among others: (a) the receipt of the MSLO Stockholder Approval and the Company’s stockholder approval (with the Company’s stockholder approval having been obtained by written consent on June 22, 2015); (b) the approval for listing by NASDAQ of the TopCo Common Stock to be issued as consideration in the Mergers (subject to official notice of issuance); (c) the expiration or termination of the HSR Act waiting period (such termination occurred on July 17, 2015); (d) the Form S-4 having been declared effective by the SEC prior to the mailing of the combined statement/prospectus and the SEC not having issued any stop order suspending the effectiveness of the Form S-4 or initiated or threatened any proceedings seeking such a stop order; (e) the absence of any law or order from any court or governmental entity preventing or prohibiting the consummation of the Mergers; and (f) other customary conditions for a transaction of this type.

The satisfaction of all of the required conditions could delay the completion of the Mergers for a significant period of time or prevent the Mergers from occurring. Any delay in completing the Mergers could cause the Company not to realize some or all of the benefits expected to be achieved if the Mergers are successfully completed within the expected timeframe. Furthermore, there can be no assurance that the conditions to the closing of the Mergers and the other transactions contemplated by the MSLO Merger Agreement will be satisfied or waived or that the Mergers will be completed at all.

Several lawsuits challenging the MSLO Merger have been filed against the Company and certain other parties, and an adverse ruling may prevent the Mergers from being completed.

The Company has been named as a co-defendant in several lawsuits brought by purported stockholders of MSLO challenging the actions taken by MSLO board of directors in connection with the MSLO Merger Agreement and seeking, among other things, injunctive relief to enjoin the defendants from completing the MSLO Merger on the agreed-upon terms. One of the conditions to the closing of the Mergers is that no governmental entity of competent jurisdiction has issued a final and non-appealable order permanently restraining, enjoining or otherwise prohibiting the consummation of the transactions contemplated by the MSLO Merger Agreement. Consequently, if a settlement or other resolution is not reached in these lawsuits and the plaintiffs secure injunctive or other relief inhibiting the Company’s ability to complete the Mergers, such injunctive or other relief may prevent the Mergers from becoming consummated within the expected timeframe or at all.

Failure to complete the Mergers could negatively affect the Company’s stock price, future business and financial results.

If the Mergers are not completed, the Company’s business may be adversely affected by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers. In addition, the market price of the Company’s common stock might decline to the extent that the current market price reflects a market assumption that the Mergers will be consummated.

Failure to successfully integrate MSLO’s businesses and operations in the expected timeframe may adversely affect the Company’s future results.

After the consummation of the Mergers, the management of the Company may face significant challenges in consolidating MSLO, Galaxy Brand Holdings, Inc. and With You LLC, integrating their organizations, procedures, policies and operations, addressing differences in the business cultures and retaining key personnel. In particular, the Company has not historically owned or operated publishing assets, and the combined company will need to determine the appropriate course for integrating and operating such assets on a going forward basis. The integration may be complex and time consuming and could require substantial resources and effort. The integration process and other disruptions resulting from the Company’s recent business combinations may also disrupt the Company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s relationships with employees, business partners, licensees and others with whom they have business or other dealings, or limit the Company’s ability to achieve the anticipated benefits of the Mergers. In addition, difficulties in integrating the businesses mentioned above could harm the reputation of the Company.

If the Company is not able to successfully combine its business with that of MSLO in an efficient, effective and timely manner, the anticipated benefits and cost savings of the Mergers may not be realized fully, or at all, or may take longer to realize than expected, and the value of the Company’s common stock may be affected adversely.

The Company will incur significant transaction costs in connection with the Mergers.

The Company has incurred and expects to incur non-recurring costs associated with the Mergers. These costs and expenses include financial advisory, legal, accounting, consulting and other advisory fees and expenses, reorganization and restructuring costs, litigation defense costs, severance/employee benefit-related expenses, filing fees, printing expenses and other related charges. Some of these costs are payable by the Company regardless of whether the Mergers are completed. There are also a large number of processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Mergers. While the Company has assumed that a certain level of expenses would be incurred in connection with the Mergers and the other transactions contemplated by the MSLO Merger Agreement, there are many factors beyond its control that could affect the total amount or the timing of the integration and implementation expenses.  There may also be additional unanticipated significant costs in connection with the Mergers that the combined company may not recoup. These costs and expenses could reduce the benefits and additional income the Company expects to achieve from the Mergers. Although the Company expects that these benefits will offset the transaction expenses and implementation costs over time, this net benefit may not be achieved in the near term, or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of equity securities during the three months ended June 30, 2015.

During the three months ended June 30, 2015, we repurchased 11,609 shares of our common stock from employees for tax withholding purposes related to the vesting of restricted stock. We do not currently have in place a repurchase program with respect to our common stock.

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 - 30	-	-	N/A	N/A

May 1 - 31	-	-	N/A	N/A

June 1 - 30	11,609	$15.29	N/A	N/A

Total	11,609		-	-

(1) Represents 11,609 shares repurchased from employees for tax withholding purposes related to the vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

2.1***	Purchase Agreement, dated as of April 1, 2015, by and among Sequential Brands Group, Inc., With You, Inc., Corny Dog, Inc., With You LLC and Jessica Simpson. Incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2015.

2.2***	Agreement and Plan of Merger, dated as of June 22, 2015, by and among Sequential Brands Group, Inc., Martha Stewart Living Omnimedia, Inc., Madeline Merger Sub, Inc., Singer Merger Sub, Inc. and Singer Madeline Holdings, Inc. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 23, 2015.

3.2	Sequential Brands Group, Inc. Amended and Restated Bylaws, effective as of June 21, 2015. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 23, 2015.

10.1***	Amendment and Restatement Agreement, dated as of April 1, 2015, by and between Sequential Brands Group, Inc. and Bank of America, N.A. to the Amended and Restated First Lien Credit Agreement, dated as of August 15, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 7, 2015.

10.2***	Amendment and Restatement Agreement, dated as of April 1, 2015, by and between Sequential Brands Group, Inc. and Wilmington Trust, National Association to the Second Lien Credit Agreement, dated as of August 15, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 7, 2015.

10.3***	Second Amended and Restated First Lien Credit Agreement, dated as of April 8, 2015, by and among Sequential Brands Group, Inc., the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative and collateral agent thereunder. Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2015.

10.4***	Amended and Restated Second Lien Credit Agreement, dated as of April 8, 2015, by and among Sequential Brands Group, Inc., the guarantors party thereto, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative and collateral agent thereunder. Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2015.

10.5	First Amendment to Intercreditor Agreement, dated April 8, 2015, by and between Bank of America, N.A. and Wilmington Trust, National Association. Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2015.

10.6†	Amended and Restated Employment Agreement, dated as of April 14, 2015, by and between Sequential Brands Group, Inc. and Yehuda Shmidman. Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2015.

10.7†	2015 Restricted Stock Unit Award Agreement, dated as of April 14, 2015, by and between Sequential Brands Group, Inc. and Yehuda Shmidman. Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed May 6, 2015.

10.8	Voting and Support Agreement, dated as of June 22, 2015, by and among Sequential Brands Group, Inc., Singer Madeline Holdings, Inc., Martha Stewart and Martha Stewart Family Limited Partnership. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 23, 2015.

10.9*** / †	Employment Agreement, dated as of June 22, 2015, by and between Singer Madeline Holdings, Inc. and Martha Stewart. Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 23, 2015.

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

*** Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and/or exhibits to this agreement have been omitted. The Registrant undertakes to supplementally furnish a copy of the omitted schedules and/or exhibits to the Securities and Exchange Commission upon request.

† Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEQUENTIAL BRANDS GROUP, INC.

Date: August 10, 2015	/s/ Gary Klein
By: Gary Klein
Title: Chief Financial Officer (Principal Financial Officer)

