Form 10-Q
period 2015-09-30
SEQUENTIAL BRANDS GROUP, INC.
filed 2015-11-09
CIK 791770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 5, 2015, the registrant had 40,777,009 shares of common stock, par value $.001 per share, outstanding.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may appear throughout this Quarterly Report, including, without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe,” “intend,” “expect,” “anticipate,” “plan,” “may,” “will,” “should,” “estimate,” “potential,” “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2014 and our subsequent Quarterly Reports on Form 10-Q.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Note 2)
Assets
Current Assets:
Cash	$28,287	$22,521
Accounts receivable, net	21,489	15,720
Available-for-sale securities	11,107	-
Prepaid expenses and other current assets	3,302	5,681
Current assets held for disposition from discontinued operations of wholesale business	123	162
Total current assets	64,308	44,084

Property and equipment, net	2,710	2,255
Intangible assets, net	558,552	303,039
Goodwill	174,246	169,786
Other assets	9,650	7,199
Total assets	$809,466	$526,363

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$7,097	$6,691
Deferred license revenue	470	394
Long-term debt, current portion	16,000	13,253
Current liabilities held for disposition from discontinued operations of wholesale business	-	236
Total current liabilities	23,567	20,574

Long-Term Liabilities:
Long-term debt	352,026	162,247
Deferred tax liability	79,768	77,056
Other long-term liabilities	2,411	886
Long-term liabilities held for disposition from discontinued operations of wholesale business	686	700
Total long-term liabilities	434,891	240,889
Total liabilities	458,458	261,463

Commitments and Contingencies

Equity:
Preferred stock Series A, $0.001 par value, 19,400 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized; 41,324,112 and 39,694,117 shares issued at September 30, 2015 and December 31, 2014, respectively, 40,768,676 and 39,300,580 shares outstanding at September 30, 2015 and December 31, 2014, respectively	41	39
Additional paid-in capital	313,758	295,719
Accumulated other comprehensive loss	(1,055)	(36)
Accumulated deficit	(33,114)	(35,959)
Treasury stock, at cost; 278,809 and 197,784 shares at September 30, 2015 and December 31, 2014, respectively	(2,480)	(1,643)
Total Sequential Brands Group, Inc. and Subsidiaries stockholders’ equity	277,150	258,120
Noncontrolling interest	73,858	6,780
Total equity	351,008	264,900
Total liabilities and equity	$809,466	$526,363

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenue	$22,981	$10,000	$56,833	$23,265

Operating expenses	9,960	11,015	30,561	21,200

Income (loss) from operations	13,021	(1,015)	26,272	2,065

Other income	-	4	700	5

Interest expense	6,210	3,859	17,162	6,361

Income (loss) before income taxes	6,811	(4,870)	9,810	(4,291)

Provision for (benefit from) income taxes	2,460	(7,603)	3,348	(7,357)

Consolidated net income	4,351	2,733	6,462	3,066

Net income attributable to noncontrolling interest	(1,623)	(88)	(3,617)	(285)

Net income attributable to Sequential Brands Group, Inc. and Subsidiaries	$2,728	$2,645	$2,845	$2,781

Earnings per share attributable to Sequential Brands Group, Inc. and Subsidiaries:
Basic	$0.07	$0.08	$0.07	$0.10
Diluted	$0.06	$0.08	$0.07	$0.10

Weighted-average common shares outstanding:
Basic	39,781,868	31,742,991	39,384,090	27,213,730
Diluted	42,106,056	34,424,323	41,639,135	29,284,602

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Consolidated net income	$4,351	$2,733	$6,462	$3,066

Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities	(941)	-	(941)	-
Unrealized gain (loss) on interest rate hedging transactions	11	52	(78)	(37)
Other comprehensive (loss) income, net of tax	(930)	52	(1,019)	(37)

Comprehensive income	3,421	2,785	5,443	3,029

Comprehensive income attributable to noncontrolling interest	(1,623)	(88)	(3,617)	(285)
Comprehensive income attributable to Sequential Brands Group, Inc. and Subsidiaries	$1,798	$2,697	$1,826	$2,744

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in thousands, except share data)

	Common Stock		Preferred Stock		Additional Paid -in	Accumulated Other Comprehensive	Accumulated	Treasury Stock		Total Sequential Brands Group, Inc. and Subsidiaries Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Shares	Amount	Equity	Interest	Equity
Balance at January 1, 2015	39,300,580	$39	-	$-	$295,719	$(36)	$(35,959)	197,784	$(1,643)	$258,120	$6,780	$264,900

Issuance of common stock in connection with stock option exercises	253,666	-	-	-	710	-	-	-	-	710	-	710

Issuance of common stock in connection with acquisition of With You LLC	97,087	-	-	-	1,295	-	-	-	-	1,295	-	1,295

Stock-based compensation	338,203	1	-	-	5,646	-	-	-	-	5,647	-	5,647

Issuance of common stock in connection with warrant exercise	38,400	-	-	-	223	-	-	-	-	223	-	223

Issuance of common stock in connection with debt financing	740,740	1	-	-	11,495	-	-	-	-	11,496	-	11,496

Stock registration costs	-	-	-	-	(1,330)	-	-	-	-	(1,330)	-	(1,330)

Unrealized loss on interest rate hedging transactions	-	-	-	-	-	(78)	-	-	-	(78)	-	(78)

Unrealized loss on available-for-sale securities	-	-	-	-	-	(941)	-	-	-	(941)	-	(941)

Repurchase of common stock	-	-	-	-	-	-	-	81,025	(837)	(837)	-	(837)

Noncontrolling member interest contribution	-	-	-	-	-	-	-	-	-	-	65,094	65,094

Noncontrolling interest distribution	-	-	-	-	-	-	-	-	-	-	(1,633)	(1,633)

Net income attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	3,617	3,617

Net income attributable to common stockholders	-	-	-	-	-	-	2,845	-	-	2,845	-	2,845

Balance at September 30, 2015	40,768,676	$41	-	$-	$313,758	$(1,055)	$(33,114)	278,809	$(2,480)	$277,150	$73,858	$351,008

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$6,462	$3,066
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Provision for bad debts	126	75
Depreciation and amortization	1,255	750
Stock-based compensation	5,647	1,620
Amortization of debt discount and deferred financing costs	3,169	2,117
Gain on sale of trademark	(700)	-
Disposal of assets not placed into use	-	900
Deferred income taxes	2,712	(7,356)
Changes in operating assets and liabilities:
Receivables	(6,155)	(3,053)
Prepaid expenses and other assets	2,528	292
Accounts payable and accrued expenses	(1,833)	(2,073)
Deferred license revenue	76	(1,229)
Other liabilities	37	(458)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES FROM CONTINUING OPERATIONS	13,324	(5,349)
CASH USED IN OPERATING ACTIVITIES FROM DISCONTINUED OPERATIONS	(211)	(899)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	13,113	(6,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net of cash acquired	(190,417)	(107,079)
Acquisition of intangible assets	(350)	(436)
Acquisition of property and equipment	(878)	(989)
Acquisition of available-for-sale securities	(12,048)	-
Proceeds from sale of trademark	140	-
CASH USED IN INVESTING ACTIVITIES	(203,553)	(108,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan and revolver	205,679	180,000
Proceeds from the sale of common stock	10,000	-
Proceeds from options exercised	710	417
Proceeds from warrants exercised	223	-
Stock registration costs	(1,330)	-
Repayment of term loan and revolver	(11,679)	(59,000)
Deferred financing costs	(4,927)	(4,738)
Repurchase of common stock	(837)	-
Noncontrolling interest distribution	(1,633)	-
CASH PROVIDED BY FINANCING ACTIVITIES	196,206	116,679

NET INCREASE IN CASH	5,766	1,927
CASH — Beginning of period	22,521	25,125
CASH — End of period	$28,287	$27,052

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$13,584	$4,144
Taxes	$994	$335

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in connection with acquisitions	$1,295	$183,975
Noncontrolling interest recorded in connection with acquisition	$65,094	$-
Receivable for sale of trademark	$560	$-
Guaranteed contractual payments recorded on acquisitions	$3,648	$-
Debt discount recorded on sale of common stock to debtholders	$1,496	$-

See Notes to Condensed Consolidated Financial Statements.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

1.	Organization and Nature of Operations

Overview

Sequential Brands Group, Inc. (the “Company”), through its wholly-owned and majority-owned subsidiaries, owns a portfolio of consumer brands in the fashion, active and lifestyle categories. The Company promotes, markets and licenses these brands and intends to pursue acquisitions of additional brands or rights to brands. The Company has licensed and intends to license its brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. In its license agreements, the Company’s licensing partners are responsible for designing, manufacturing and distributing the Company’s licensed products. As of September 30, 2015, the Company had more than 100 licensees, almost all of which are wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of the Company’s business strategy, the Company has previously entered into (and expects in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015, which contains the audited consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the years ended December 31, 2014, 2013 and 2012. The financial information as of December 31, 2014 is derived from the audited consolidated financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any future interim periods.

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

SEPTEMBER 30, 2015

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

In April 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-08, “Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”), which provides a narrower definition of discontinued operations than under existing GAAP. ASU No. 2014-08 requires that only a disposal of a component of an entity, or a group of components of an entity, that represents a strategic shift that has, or will have, a major effect on the reporting entity’s operations and financial results be reported in the financial statements as discontinued operations. ASU No. 2014-08 also provides guidance on the financial statement presentations and disclosures of discontinued operations. The amendments in ASU No. 2014-08 are effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015, with early application permitted.

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

Accounts Receivable

Accounts receivable are recorded net of allowances for doubtful accounts, based on the Company’s ongoing discussions with its licensees and its evaluation of each licensee’s creditworthiness, payment history and account aging. Accounts receivable balances deemed to be uncollectible are charged to the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was approximately $0.3 million and $0.2 million at September 30, 2015 and December 31, 2014, respectively.

The Company’s accounts receivable amounted to approximately $21.5 million and $15.7 million as of September 30, 2015 and December 31, 2014, respectively. Two licensees accounted for approximately 32% (each, 16%) of the Company’s total consolidated accounts receivable balance as of September 30, 2015 and three licensees accounted for approximately 54% (23%, 21% and 10%) of the Company’s total consolidated accounts receivable balance as of December 31, 2014. The Company does not believe the accounts receivable balance from these licensees represents a significant collection risk based on past collection experience.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Investments

The Company has marketable securities that are classified as available-for-sale securities under ASC 320, Investments – Debt and Equity Securities. Such available-for-sale securities are reported at fair value in the accompanying unaudited condensed consolidated statements of cash flows as an investing activity. The Company reviews its available-for-sale securities at each reporting period to determine whether a decline in fair value is other-than-temporary. Any decline in fair value that is determined to be other-than-temporary would be adjusted by an impairment charge in the accompanying unaudited condensed consolidated statements of operations. The primary factors the Company considers in its determination are (i) the length of time that the fair value of the available-for-sale security is below the Company’s carrying value, (ii) the financial condition and operating performance of the available-for-sale security, (iii) the reason for decline in fair value and (iv) the Company’s intent and ability to hold the investment in available-for-sale security for a period of time sufficient to allow for a recovery in fair value. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific-identification basis. The unrealized gains and losses on the available-for-sale securities held by the Company as of September 30, 2015 are set forth below.

		September 30, 2015
			Gross Unrealized
	Historical Cost	Estimated Fair Value	Gains	Losses
	(in thousands)

Available-for-sale securities	$12,048	$11,107	$-	$(941)

Treasury Stock

Treasury stock is recorded at cost as a reduction of equity in the accompanying unaudited condensed consolidated balance sheets.

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

Compensation costs for warrants, time-based restricted stock and PSUs granted to non-employees are marked-to-market to the Company’s stock price for each reporting period.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

The Company applies the FASB guidance on accounting for uncertainty in income taxes. The guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with other authoritative GAAP and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also addresses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2015 and December 31, 2014, the Company had $0.6 million of certain unrecognized tax benefits, included as a component of long-term liabilities held for disposition from discontinued operations of wholesale operations subsidiary and does not expect a material change in the twelve months following September 30, 2015. Interest and penalties related to uncertain tax positions, if any, are recorded in income tax expense. Tax years that remain open for assessment for federal and state tax purposes include the years ended December 31, 2012 through 2014.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the reporting period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the reporting period, including stock options and warrants, using the treasury stock method, and convertible debt, using the if-converted method. Diluted EPS excludes all potentially dilutive shares of common stock if their effect is anti-dilutive. The shares used to calculate basic and diluted EPS consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Basic weighted-average common shares outstanding	39,781,868	31,742,991	39,384,090	27,213,730
Acquisition hold back shares	1,375,000	702,446	1,375,000	236,722
Warrants	565,239	1,570,787	528,837	1,425,043
Stock options	37,798	171,137	108,587	166,200
Performance stock awards	139,889	-	47,142	-
Unvested restricted stock	206,262	236,962	195,479	242,907
Diluted weighted-average common shares outstanding	42,106,056	34,424,323	41,639,135	29,284,602

The computation of diluted EPS for the three and nine months ended September 30, 2015 and 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Warrants	-	-	-	125,000
Stock options	20,000	31,000	30,000	31,000
	20,000	31,000	30,000	156,000

Concentration of Credit Risk

Financial instruments which potentially expose the Company to credit risk consist primarily of cash, accounts receivable and marketable securities. Cash is held for use for working capital needs and/or future acquisitions. Substantially all of the Company’s cash and marketable securities are deposited with high quality financial institutions. At times, however, such cash and marketable securities may be in deposit accounts that exceed the Federal Deposit Insurance Corporation insurance limit. The Company has not experienced any losses in such accounts as of September 30, 2015.

Concentration of credit risk with respect to accounts receivable is minimal due to the collection history and the nature of the Company’s royalty revenues.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Customer Concentrations

The Company recorded net revenues of approximately $23.0 million and $10.0 million during the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015, two licensees represented at least 10% of net revenue, accounting for 16% and 15% of the Company’s net revenue. During the three months ended September 30, 2014, two licensees represented at least 10% of net revenue, accounting for 19% and 13% of the Company’s net revenue.

The Company recorded net revenues of approximately $56.8 million and $23.3 million during the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, two licensees represented at least 10% of net revenue, accounting for 19% and 16% of the Company’s net revenue. During the nine months ended September 30, 2014, one licensee represented at least 10% of net revenue, accounting for 13% of the Company’s net revenue.

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

Noncontrolling Interest

Noncontrolling interest from continuing operations recorded for the three and nine months ended September 30, 2015 represents income allocations to Elan Polo International, Inc., a member of DVS Footwear International, LLC (“DVS LLC”) and With You, Inc., a member of With You LLC. Noncontrolling interest from continuing operations recorded for the three and nine months ended September 30, 2014 represents income allocations to DVS LLC. The following table sets forth the noncontrolling interest from continuing operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
With You LLC	$1,470	$-	$3,163	$-
DVS LLC	153	88	454	285
Net income attributable to noncontrolling interest	$1,623	$88	$3,617	$285

In connection with the acquisition of With You LLC on April 8, 2015, the Company recorded a noncontrolling interest of approximately $65.1 million in the accompanying unaudited condensed consolidated statement of changes in equity during the nine months ended September 30, 2015. In connection with the strategic investment in FUL IP Holdings, LLC (“FUL IP”) in November 2014, the Company recorded a noncontrolling interest of approximately $4.4 million in the consolidated statement of changes in equity at December 31, 2014.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Assets and liabilities typically recorded at fair value on a non-recurring basis to which ASC 820-10 applies include:

•	non-financial assets and liabilities initially measured at fair value in an acquisition or business combination; and
•	long-lived assets measured at fair value due to an impairment assessment under ASC 360-10-15, Impairment or Disposal of Long-Lived Assets.

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

As of September 30, 2015 and December 31, 2014, there were no assets or liabilities that are required to be measured at fair value on a recurring basis, except for the Company’s available-for-sale securities, interest rate swaps (see Note 7) and the contingent earn outs relating to the Linens ‘N Things brand and FUL IP. The following table sets forth the carrying value and the fair value of the Company’s financial assets and liabilities required to be disclosed at September 30, 2015 and December 31, 2014:

		Carrying Value		Fair Value
Financial Instrument	Level	9/30/2015	12/31/2014	9/30/2015	12/31/2014
		(in thousands)
Available-for-sale securities	1	$11,107	$-	$11,107	$-
Interest rate swaps	2	$114	$36	$114	$36
A&R Term Loans	3	$307,500	$-	$292,861	$-
Second Term Loans	3	$-	$160,500	$-	$148,571
A&R Revolving Loan	3	$62,000	$-	$46,792	$-
Revolving Loan	3	$-	$15,000	$-	$11,059
Contingent earn outs	3	$-	$-	$-	$-

The carrying amounts of the Company’s cash, accounts receivable and accounts payable approximate fair value due to their short-term maturities.

The Company records its available-for-sale securities in the accompanying unaudited condensed consolidated balance sheets at fair value (Level 1). The fair value of the Company’s available-for-sale securities is based upon quoted market prices for identical assets in active markets.

The Company records its interest rate swaps in the accompanying unaudited condensed consolidated balance sheets at fair value (Level 2). The valuation technique used to determine the fair value of the interest rate swaps approximates the net present value of future cash flows, which is the estimated amount that a bank would receive or pay to terminate the Swap Agreements (as defined in Note 7) at the reporting date, taking into account current interest rates.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

For purposes of this fair value disclosure, the Company based its fair value estimate for the A&R Term Loans and A&R Revolving Loan (each, as defined in Note 7) on its internal valuation whereby the Company applied the discounted cash flow method to its expected cash flow payments due under the A&R Loan Agreements (as defined in Note 7) based on market interest rate quotes as of September 30, 2015 and December 31, 2014 for debt with similar risk characteristics and maturities.

On the dates of the respective acquisitions, no value was assigned to the contingent earn outs based on the remote probability that the Linens ‘N Things brand and FUL IP will achieve the performance measurements. The Company continues to evaluate these performance measurements at each reporting period and determines their fair values if/when the achievement of the performance measurements becomes probable. At September 30, 2015 and December 31, 2014, the contingent earn outs had no value.

4.	Discontinued Operations of Wholesale Business

The Company did not record any additional costs relating to discontinued operations of the Heelys, Inc. legacy operations during the three and nine months ended September 30, 2015 and 2014.

A summary of the Company’s assets and liabilities from discontinued operations of its wholesale business as of September 30, 2015 and December 31, 2014 is as follows:

Assets and liabilities of discontinued operations:

	September 30, 2015	December 31, 2014
	(in thousands)

Prepaid expenses and other current assets	$123	$162
Accounts payable and accrued expenses	$-	$236
Long-term liabilities	$686	$700

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

5.	Goodwill

	September 30, 2015	December 31, 2014
	(in thousands)

Balance at January 1	$169,786	$1,225
Acquisition of With You LLC	3,480	-
Acquisition of the Joe’s Jeans business	980	-
Acquisition of Galaxy Brand Holdings, Inc.	-	168,561
Ending balance	$174,246	$169,786

Goodwill from the acquisitions of With You LLC, certain intellectual property assets of Joe’s Jeans Inc. (“Joe’s Jeans” and such assets, the “Joe’s Jeans business”) and Galaxy Brand Holdings, Inc. represents the excess of the purchase price over the fair value of net assets acquired under the acquisition method of accounting. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the unaudited condensed consolidated statements of operations. No events or circumstances indicate an impairment has been identified subsequent to the Company’s December 31, 2014 impairment testing. See Note 12 for further discussion of goodwill from the acquisition of With You LLC and Joe’s Jeans.

6.	Intangible Assets

Intangible assets are summarized as follows:

September 30, 2015	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands, except years data)
Long-lived intangible assets:
Trademarks	15	$4,891	$(1,147)	$3,744
Customer agreements	4	2,177	(881)	1,296
Favorable lease	2	537	(264)	273
Patents	10	665	(147)	518
		$8,270	$(2,439)	5,831
Indefinite-lived intangible assets:
Trademarks				552,721

Intangible assets, net				$558,552

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

December 31, 2014	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands, except years data)
Long-lived intangible assets:
Trademarks	15	$4,812	$(903)	$3,909
Customer agreements	4	1,599	(517)	1,082
Favorable lease	2	537	(88)	449
Patents	10	665	(98)	567
		$7,613	$(1,606)	6,007
Indefinite-lived intangible assets:
Trademarks				297,032

Intangible assets, net				$303,039

Future annual estimated amortization expense is summarized as follows:

Years ending December 31,	(in thousands)
2015 (three months)	$293
2016	1,151
2017	744
2018	612
2019	437
Thereafter	2,594
$5,831

Amortization expense amounted to approximately $0.3 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense amounted to approximately $0.8 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

7.	Long-Term Debt

The components of long-term debt are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)

A&R Term Loans	$307,500	$-
Second Term Loans	-	160,500
A&R Revolving Loan	62,000	-
Revolving Loan	-	15,000
Unamortized discounts	(1,474)	-
Total long-term debt	368,026	175,500
Less: current portion of long-term debt	16,000	13,253
Long-term debt	$352,026	$162,247

A&R Term Loans and A&R Revolving Loan

In connection with the JS Purchase Agreement (as defined in Note 12), on April 8, 2015 (the “Effective Date”), the Company entered into (i) the Second Amended and Restated First Lien Credit Agreement, among the Company, the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative agent and collateral agent thereunder (as so amended and restated, the “A&R First Lien Credit Agreement”), which provides for a $85.0 million tranche A term loan facility, a $15.0 million tranche A-1 term loan facility, a revolving credit facility of up to $90.0 million and a swing line sub-facility of up to $10.0 million and (ii) the Amended and Restated Second Lien Credit Agreement with GSO Capital Partners LP (“GSO Capital”), among the Company, the guarantors party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder (as so amended and restated, the “A&R Second Lien Credit Agreement” and, together with the A&R First Lien Credit Agreement, the “A&R Loan Agreements”), which provides for a term loan facility of up to $159.5 million, consisting of the existing term loans in the amount of $90.0 million and up to $69.5 million of new term loans. On the Effective Date, the Company had an aggregate amount outstanding of $300.2 million, consisting of (i) $100.0 million term loans under the A&R First Lien Credit Agreement and $159.5 million term loans under the A&R Second Lien Credit Agreement (such term loans, the “A&R Term Loans”) and (ii) $40.7 million under the revolving credit facility of the A&R First Lien Credit Agreement (the “A&R Revolving Loan”). In addition, the A&R First Lien Credit Agreement provides for incremental borrowings of up to $60.0 million following the Effective Date, to be allocated 25% to the revolving credit facility and 75% to the tranche A term loan facility, and the A&R Second Lien Credit Agreement provides for incremental borrowings of up to $40.0 million for general corporate purposes of the Company and its subsidiaries, in each case, subject to certain customary conditions.

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

Term loan borrowings under the A&R First Lien Credit Agreement are subject to amortization of principal quarterly beginning on June 30, 2015 in equal amounts of $4.0 million; provided, that, if the borrowings have not been prepaid with the proceeds of a capital raise by the Company within one year of the Effective Date and as described below, then the Company will be required to repay the borrowings in quarterly amounts of $5.0 million until such time as such capital raise and such prepayment occur. Term loan borrowings under the A&R First Lien Credit Agreement will mature on the fifth anniversary of the Effective Date. Borrowings under the A&R First Lien Credit Agreement bear interest at London Interbank Offered Rate (“LIBOR”) or a base rate, plus, in each case, an applicable margin that fluctuates from (a) 3.50% to 3.75% for LIBOR loans, with respect to revolving loan borrowings, $62.0 million at September 30, 2015, and the outstanding tranche A term loan, $85.0 million at September 30, 2015, and from 1.50% to 1.75% for base rate loans, with respect to revolving loan borrowings and the outstanding tranche A term loan (4.00% at September 30, 2015) and (b) 4.50% to 4.75% for LIBOR loans, with respect to the outstanding tranche A-1 term loan, $7.0 million at September 30, 2015, and from 2.50% to 2.75% for base rate loans, with respect to the outstanding tranche A-1 term loan (5.00% at September 30, 2015), in each case, based on the Company’s Loan to Value Ratio (as defined in the A&R First Lien Credit Agreement). All voluntary and mandatory prepayments of the term loan borrowings will be applied first to prepay the tranche A-1 term loans.

Term loan borrowings under the A&R Second Lien Credit Agreement, $215.5 million at September 30, 2015, are not subject to amortization and will mature on the sixth anniversary of the Effective Date. Borrowings under the A&R Second Lien Credit Agreement bear interest at LIBOR or a base rate, plus, in each case, an applicable margin that fluctuates from (a) 8.00% to 10.00% for LIBOR loans and (b) from 7.00% to 9.00% for base rate loans, based on the Company’s Consolidated Total Leverage Ratio and Consolidated Net Leverage Ratio (each, as defined in the A&R Second Lien Credit Agreement) as at the end of the immediately preceding fiscal quarter (10.00% at September 30, 2015). Specifically, the applicable margin with respect to LIBOR loans under the A&R Second Lien Credit Agreement is as set forth below:

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

The A&R Loan Agreements include customary representations and warranties, including representations relating to the intellectual property owned by the Company and its subsidiaries and the status of the Company’s material license agreements. The A&R Loan Agreements also include customary covenants and events of default, including, in the case of the A&R First Lien Credit Agreement, requirements that the Company satisfy a minimum positive net income test and maintain a minimum Loan to Value Ratio (as calculated pursuant to the A&R First Lien Credit Agreement), and, in the case of the A&R Second Lien Credit Agreement, requirements that the Company satisfy a minimum positive net income test, maintain a total leverage ratio and maintain a minimum Loan to Value Ratio (as calculated pursuant to the A&R Second Lien Credit Agreement). Covenants in the A&R Loan Agreements also include certain limitations on the Company’s and its subsidiaries’ ability to incur indebtedness, grant liens on their assets, consummate acquisitions and make fundamental changes to the Company (including mergers and consolidations), dispose of their assets, make investments, loans, advances and enter into guarantees, pay dividends and make other restricted payments, prepay or amend certain indebtedness and material license agreements, enter into affiliate transactions and issue equity interests, in each case, subject to certain exceptions as set forth in the A&R Loan Agreements. The Company was in compliance with its covenants as of September 30, 2015.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

As further discussed in Note 12, on September 11, 2015, in connection with consummation of the transactions contemplated by the Joe’s Jeans Purchase Agreement and the GBG Asset Purchase Agreement (each, as defined in Note 12), the Company entered into an Incremental Joinder Agreement, First Amendment to the Amended and Restated Second Lien Credit Agreement (the “Incremental Facility Amendment”), by and among the Company, the guarantors named therein, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder, to the A&R Second Lien Credit Agreement. The Incremental Facility Amendment amended certain provisions of the A&R Second Lien Credit Agreement relating to the change of control which constitutes an event of default and an investment covenant, increased the amount of incremental term loans that can be issued under the A&R Second Lien Credit Agreement to $56.0 million and provided for a borrowing of $56.0 million of such term loans which were used, together with the proceeds of a borrowing in a principal amount of $18.0 million under the Company’s A&R First Lien Credit Agreement and the proceeds of the Equity Issuance (as defined below), to consummate the transactions contemplated by the Joe’s Jeans Purchase Agreement and other permitted investments. On November 4, 2015, the Company entered into a Second Amendment to the Amended and Restated Second Lien Credit Agreement (the “Second Lien Credit Agreement Amendment”), by and among the Company, the guarantors named therein, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative agent and collateral agent thereunder, to the A&R Second Lien Credit Agreement.  The Second Lien Credit Agreement Amendment has an effective date of September 30, 2015, and amended certain provisions under the A&R Second Lien Credit Agreement that relate to the consolidated total leverage ratio covenant, to permit the inclusion of not less than $8.0 million of EBITDA representing EBITDA generation by the Joe’s Jeans business and the inclusion of fees and expenses incurred on or prior to September 11, 2015, and associated with the acquisition of the Joe’s Jeans business.  The Second Lien Credit Agreement Amendment also increased the compliance level of the loan-to-value ratio to 141% from 128%. In addition, on September 11, 2015, the Company entered into a Limited Consent and Waiver to the A&R First Lien Credit Agreement, pursuant to which the administrative agent and the required lenders thereunder have consented to an increase of $5.0 million through December 31, 2015 in the general investment bucket under the A&R First Lien Credit Agreement.

On September 11, 2015, in connection with the transactions contemplated by the Joe’s Jeans Purchase Agreement and the GBG Asset Purchase Agreement, certain affiliates of GSO Capital subscribed for and purchased 740,740 shares of common stock of the Company for aggregate consideration equal to $10.0 million (the “Equity Issuance”) in accordance with the equity commitments entered into in connection with the transactions contemplated by the MSLO Merger Agreement (as defined in Note 8).  The Equity Issuance was made pursuant to Section 4(a)(2) of the Securities Act. The fair value of the common stock was determined to be approximately $11.5 million using the closing stock price on September 11, 2015 of $15.52. The fair value of the common stock in excess of consideration received in the amount of $1.5 million was recorded as a discount to the A&R Second Lien Credit Agreement and a corresponding increase to additional paid-in capital. This amount is being accreted to non-cash interest expense over the contractual term of the A&R Second Lien Credit Agreement, which expires pursuant to its terms on April 8, 2021.

As further discussed in Note 13, in connection with the transactions contemplated by the MSLO Merger Agreement (as defined in Note 8), the Company has entered into a commitment letter with GSO Capital, dated as of June 22, 2015 (the “Commitment Letter”), pursuant to which GSO Capital has committed to make available to the Company up to two senior secured term loan facilities under which the Company (and following the MSLO Merger Closing Date, TopCo) may borrow (i) on the MSLO Merger Closing Date, up to $300.0 million, plus (ii) on or after the MSLO Merger Closing Date, up to an additional $60.0 million (the “Financing Commitments”).

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

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

(UNAUDITED)

The Legacy Term Loans were drawn in full on March 28, 2013 and were scheduled to mature on March 28, 2018. The Prior Loan Agreements were repaid in full on August 15, 2014. The Company was in compliance with its covenants throughout the existence of the Legacy Term Loans.

Interest Expense

Contractual interest expense on the A&R Loan Agreements amounted to approximately $5.8 million for the three months ended September 30, 2015, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. Contractual interest expense on the Loan Agreements and Legacy Term Loans amounted to approximately $2.1 million for the three months ended September 30, 2014, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. During the three months ended September 30, 2014, accretion of the discount on the Legacy Term Loans amounted to approximately $0.9 million, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. The Company wrote off the accretion of the discount due to the Second Lien Loan Agreement being repaid on August 15, 2014.

Contractual interest expense on the A&R Loan Agreements and Loan Agreements amounted to approximately $14.0 million for the nine months ended September 30, 2015, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. Contractual interest expense on the Legacy Term Loans amounted to approximately $4.2 million for the nine months ended September 30, 2014, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2014, accretion of the discount on the Legacy Term Loans amounted to approximately $1.1 million, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. The accretion of the discount included $0.9 million, which the Company wrote off due to the Second Lien Loan Agreement being repaid on August 15, 2014.

During the three and nine months ended September 30, 2015, the Company incurred legal and other fees associated with debt financing in connection with the Joe’s Jeans Acquisition (as defined in Note 12) of approximately $1.6 million, $0.2 million of which was included in operating expenses in the accompanying unaudited condensed consolidated statements of operations as it was related to the amendment and restatement of the A&R Loan Agreements which was deemed as a modification of debt in accordance with ASC 470 - Debt. Such legal and other fees directly associated with the A&R Loan Agreements have been recorded as deferred financing costs and included in other assets in the accompanying unaudited condensed consolidated balance sheets, and are being amortized as non-cash interest expense, using the effective interest method, over the term of the A&R Loan Agreements. The Company expensed $2.1 million of deferred financing costs as a result of an extinguishment of debt in accordance with ASC 470 – Debt in connection with the Company’s entry into the A&R Second Lien Credit Agreement.

During the three and nine months ended September 30, 2014, the Company incurred legal and other fees associated with the Company’s entry into the Loan Agreements of approximately $4.7 million. During the three and nine months ended September 30, 2014, the Company expensed the portion of the legal and other fees related to the Second Lien Loan Agreement under the Legacy Term Loans in an approximate amount of $0.7 million when the Second Lien Loan Agreement was repaid on August 15, 2014.

During the three months ended September 30, 2015 and 2014, amortization of deferred financing costs amounted to approximately $0.4 million and $0.9 million, respectively, which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations. During each of the nine months ended September 30, 2015 and 2014, amortization of deferred financing costs amounted to approximately $1.1 million which was recorded as a component of interest expense in the accompanying unaudited condensed consolidated statements of operations.

Interest Rate Swaps

The Company has exposure to variability in cash flows due to the impact of changes in interest rates for the Company’s A&R Term Loans. During 2015, the Company entered into an interest rate swap agreement related to $23.0 million notional value of the Second Term Loans (the “2015 Swap Agreement”). During 2014, the Company entered into an interest rate swap agreement related to $47.0 million notional value of the Second Term Loans (the “2014 Swap Agreement” and, together with the 2015 Swap Agreement, the “Swap Agreements”).

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

The objective of the Swap Agreements is to eliminate the variability in cash flows for the interest payments associated with the Second Term Loans and the A&R Term Loans, which vary by a variable-rate: 1-month LIBOR. The Company has formally documented the Swap Agreements as a cash flow hedge of the Company’s exposure to 1-month LIBOR. Because the critical terms of the Swap Agreements and the hedged items coincide (e.g., notional amount, interest rate reset dates, interest rate payment dates, maturity/expiration date and underlying index), the hedge is expected to completely offset changes in expected cash flows due to fluctuations in the 1-month LIBOR rate over the term of the hedge. The effectiveness of the hedge relationship will be periodically assessed during the life of the hedge by comparing the current terms of the Swap Agreements and the A&R Term Loans to assure they continue to coincide and through an evaluation of the continued ability of the respective counterparties to the Swap Agreements to honor their obligations under the Swap Agreements. Should the critical terms no longer match exactly, hedge effectiveness (both prospective and retrospective) will be assessed by evaluating the cumulative dollar offset for the actual hedging instrument relative to a hypothetical derivative whose terms exactly match the terms of the hedged item. As the notional amounts of the Company’s Swap Agreements no longer match the notional amounts of the A&R Term Loans exactly, the Company assessed the impact of the ineffectiveness of the Swap Agreements and determined that differences were immaterial for the three and nine months ended September 30, 2015.

The components of the Swap Agreements as of September 30, 2015, are as follows:

	Notional Value	Derivative Asset	Derivative Liability
	(in thousands)

A&R Term Loans	$70,000	$0	$(114)

8.	Commitments and Contingencies

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

As further discussed in Note 13, the Company entered into an Agreement and Plan of Merger, dated as of June 22, 2015 (the “MSLO Merger Agreement”), among the Company, Martha Stewart Living Omnimedia, Inc., a Delaware corporation (“MSLO”), Singer Madeline Holdings, Inc., a Delaware corporation (“TopCo”), Madeline Merger Sub., Inc., a Delaware corporation and wholly owned subsidiary of TopCo (“Madeline Merger Sub”), and Singer Merger Sub., Inc., a Delaware corporation and wholly owned subsidiary of TopCo (“Singer Merger Sub” and, together with the Madeline Merger Sub, the “Merger Subs”), pursuant to which the Company will acquire MSLO. In connection with the MSLO Merger Agreement, 13 putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware during the period between June 25, 2015 and July 28, 2015 against MSLO, the MSLO board of directors, the Company, Madeline Merger Sub, Singer Merger Sub and TopCo. Such class action lawsuits allege that the members of the MSLO board of directors breached their fiduciary duties and that MSLO, the Company, Madeline Merger Sub, Singer Merger Sub and TopCo aided and abetted the alleged breaches of fiduciary duties by members of MSLO board of directors. The Company has referred the matters to external counsel. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action. Based on preliminary discussions, the Company believes that the consolidated action is not likely to result in material liability for the Company. See Part II, Item 1 for further discussion of such class action lawsuits.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

9.	Stock-based Compensation

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share, per share and years data)

Outstanding - January 1, 2015	373,167	$4.91	2.0	$3,166
Granted	10,000	2.97
Exercised	(253,666)	(2.80)
Forfeited or Canceled	-	-
Outstanding - September 30, 2015	129,501	$9.65	3.6	$710

Exercisable - September 30, 2015	98,500	$9.31	3.5	$594

A summary of the changes in the Company’s unvested stock options is as follows:

	Number of Options	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2015	40,500	$2.74
Granted	10,000	2.97
Vested	(19,500)	(2.78)
Forfeited or Canceled	-	-
Unvested - September 30, 2015	31,000	$2.79

The Company did not grant any stock options during the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company granted an aggregate of 10,000 stock options to employees for future services. These stock options are exercisable over a five-year term and vest on December 31, 2015. These stock options had a fair value of approximately $30,000 using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	0.90%
Expected dividend yield	0.00%
Expected volatility	32.10%
Expected life	3.00 years

The Company recorded approximately $11,000 and $19,000 during the three and nine months ended September 30, 2015 as compensation expense pertaining to these grants.

During the three and nine months ended September 30, 2014, the Company granted an aggregate of 1,000 and 28,500 stock options, respectively, to employees for future services. These stock options are exercisable over a five-year term and vest over a period of one to three years. These stock options had a fair value of approximately $0.1 million using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	1.04%
Expected dividend yield	0.00%
Expected volatility	37.59%
Expected life	3.34 years

The Company recorded approximately $7,000 and $9,000 during the three months ended September 30, 2015 and 2014, respectively, as compensation expense pertaining to these grants. The Company recorded approximately $23,000 and $13,000 during the nine months ended September 30, 2015 and 2014, respectively, as compensation expense pertaining to these grants.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Total compensation expense related to stock options for the three months ended September 30, 2015 and 2014 was approximately $25,000 and $9,000, respectively. Total compensation expense related to stock options for the nine months ended September 30, 2015 and 2014 was approximately $61,000 and $45,000, respectively. Total unrecognized compensation expense related to unvested stock options at September 30, 2015 amounted to approximately $0.1 million and is expected to be recognized over a weighted-average period of approximately 1.0 years.

Warrants

The following table summarizes the Company’s warrant activity for the nine months ended September 30, 2015:

	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share, per share and years data)

Outstanding - January 1, 2015	640,160	$6.04	3.1	$4,501
Granted	200,000	13.32
Exercised	(38,400)	(5.76)
Forfeited or Canceled	-	-
Outstanding - September 30, 2015	801,760	$7.87	4.3	$5,293

Exercisable - September 30, 2015	611,760	$6.36	2.8	$4,961

A summary of the changes in the Company’s unvested warrants is as follows:

	Number of Warrants	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2015	15,000	$3.05
Granted	200,000	6.32
Vested	(25,000)	-
Forfeited or Canceled	-	-
Unvested - September 30, 2015	190,000	$6.06

The Company did not issue any warrants during the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company issued ten-year warrants to purchase up to an aggregate of 200,000 shares of the Company’s common stock at an exercise price of $13.32 to a non-employee. These warrants had a fair value of approximately $1.3 million using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Risk-free interest rate	2.16%
Expected dividend yield	0.00%
Expected volatility	45.84%
Expected life	7.25 years

The Company recorded approximately $0.2 million and $0.3 million, respectively, during the three and nine months ended September 30, 2015 as compensation expense pertaining to this grant. The Company marks-to-market the expense for the warrants granted to the non-employee.

The Company did not issue any warrants during the three and nine months ended September 30, 2014.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Total compensation expense related to warrants for the three months ended September 30, 2015 and 2014 was approximately $0.2 million and $3,000, respectively. Total compensation expense related to warrants for the nine months ended September 30, 2015 and 2014 was approximately $0.3 million and $19,000, respectively.

Restricted Stock and Restricted Stock Units

Time-Based Restricted Stock and Restricted Stock Units

A summary of the time-based restricted stock and time-based restricted stock units activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share, per share and years data)

Unvested - January 1, 2015	512,586	$6.30	1.9	$3,470
Granted	289,602	13.29
Vested	(127,703)	6.66
Unvested - September 30, 2015	674,485	$9.23	1.9	$3,531

The Company did not grant any time-based restricted stock units during the three months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company granted (i) 100,000 time-based restricted stock units to the Company’s Chief Executive Officer, Mr. Yehuda Shmidman, pursuant to an amended and restated employment agreement, dated April 14, 2015 (the “A&R CEO Employment Agreement”), (ii) 15,000 shares of time-based restricted stock to an employee for future services, (iii) 24,452 shares of time-based restricted stock to members of the Company’s board of directors and (iv) 150,150 shares of time-based restricted stock to a non-employee pursuant to a partnership agreement. These shares of time-based restricted stock had a grant date fair value of approximately $3.8 million and vest over a period of one to four years. The Company marks-to-market the expense for the shares of time-based restricted stock granted to the non-employee.

The Company recorded approximately $0.4 million and $0.6 million, respectively, during the three and nine months ended September 30, 2015 as compensation expense pertaining to these grants.

During the nine months ended September 30, 2014, the Company granted (i) 200,000 shares of time-based restricted stock to a consultant and employee and (ii) 23,120 shares of time-based restricted stock to members of the Company’s board of directors. These shares of time-based restricted stock had a grant date fair value of approximately $1.3 million and vest over a period of one to three years.

The Company recorded approximately $0.2 million during each of the three months ended September 30, 2015 and 2014 as compensation expense pertaining to these grants. The Company recorded approximately $0.5 million during each of the nine months ended September 30, 2015 and 2014 as compensation expense pertaining to these grants.

Total compensation expense related to grants of time-based restricted stock and time-based restricted stock units for the three months ended September 30, 2015 and 2014 was approximately $0.9 million and $0.5 million, respectively. Total compensation expense related to grants of time-based restricted stock and time-based restricted stock units for the nine months ended September 30, 2015 and 2014 was approximately $2.2 million and $1.6 million, respectively.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Performance Stock Units

A summary of the PSUs activity for the nine months ended September 30, 2015 is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
	(in thousands, except share, per share and years data)

Unvested - January 1, 2015	1,325,000	$10.23	2.1	$3,904
Granted	200,000	14.33
Vested	(210,500)	(9.33)
Forfeited or Cancelled	(6,000)	(13.81)
Unvested - September 30, 2015	1,308,500	$10.98	1.6	$4,562

The Company did not grant any PSUs during each of the three months ended September 30, 2015 and 2014.

During the nine months ended September 30, 2015, the Company granted 200,000 PSUs to the Company’s Chief Executive Officer, Mr. Yehuda Shmidman, pursuant to the A&R CEO Employment Agreement. These PSUs had a grant date fair value of approximately $2.9 million and vest over a period of three and one-half years. The Company’s performance metrics related to this grant begin in 2016.

During the nine months ended September 30, 2014, the Company granted 988,000 PSUs to employees and consultants. These PSUs had a grant date fair value of approximately $9.5 million and vest over a period of three years. These PSUs require achievement of certain of the Company’s performance metrics for such PSUs to be earned. The Company recorded approximately $0.5 million and $1.0 million, respectively, during the three and nine months ended September 30, 2015 as compensation expense pertaining to these PSUs as the likelihood of certain PSUs being earned became probable. The Company did not record compensation expense pertaining to these PSUs during the three and nine months ended September 30, 2014 as the likelihood of certain PSUs being earned was not probable.

During the nine months ended September 30, 2014, the Company granted 50,000 PSUs to an employee. These PSUs had a grant date fair value of approximately $0.3 million and vest over a period of four years. These PSUs require achievement of certain of the Company’s performance metrics for such PSUs to be earned. The Company did not record compensation expense during each of the three and nine months ended September 30, 2015 and 2014 pertaining to these PSUs as the likelihood of such PSUs being earned was not probable.

On February 24, 2015, the Compensation Committee voted to approve, on a discretionary basis, an award of 198,000 PSUs to employees and consultants under the Sequential Brands Group, Inc. 2013 Stock Incentive Compensation Plan. Included in the above award were 60,000 and 36,000 PSUs for Mr. Yehuda Shmidman, the Company’s Chief Executive Officer, and Mr. Gary Klein, the Company’s Chief Financial Officer, respectively. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date on which the employees and consultants were communicated the modification of the performance metrics. Total compensation expense related to these PSUs in the approximate amount of $2.0 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015.

In addition, the Compensation Committee approved, on a discretionary basis, an award of 12,500 PSUs to an employee upon the commencement of his employment with the Company. The fair value and expense recorded for such PSUs was based on the closing price of the Company’s common stock on the date on which the employee was communicated the modification of the performance metrics. Total compensation expense related to these PSUs in the approximate amount of $0.1 million was recorded as operating expenses in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015.

Total compensation expense related to the PSUs for the three and nine months ended September 30, 2015 was approximately $0.5 million and $3.1 million, respectively. The Company did not recognize compensation expense related to the PSUs for the three and nine months ended September 30, 2014.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

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

On August 15, 2014, the Company consummated transactions pursuant to an agreement and plan of merger, dated as of June 24, 2014 (the “Galaxy Merger Agreement”) with SBG Universe Brands LLC, a Delaware limited liability company and the Company’s direct wholly-owned subsidiary (“LLC Sub”), Universe Galaxy Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of LLC Sub, Galaxy Brand Holdings, Inc. and Carlyle Galaxy Holdings, L.P. (such transactions, collectively, the “Galaxy Acquisition”). In connection with the Galaxy Merger Agreement, the Company and TCP entered into an amendment to the TCP Agreement (the “Amended TCP Agreement”), pursuant to which, among other things, TCP is entitled to receive annual fees of $0.9 million beginning with fiscal year 2014. In connection with the Galaxy Merger Agreement, a $3.5 million transaction fee was paid to TCP upon consummation of the Galaxy Acquisition.

The Company paid TCP approximately $0.5 million and $0.9 million for services under the Amended TCP Agreement during the three and nine month months ended September 30, 2015, respectively. The Company paid TCP approximately $0.5 million under the TCP Agreement during each of the three and nine months ended September 30, 2014. At September 30, 2015 and December 31, 2014, the Company owed $0 and approximately $0.5 million, respectively, to TCP.

Additionally, in July 2013, the Company entered into a consulting arrangement with an employee of TCP (the “TCP Employee”), pursuant to which the TCP Employee provides legal and other consulting services at the request of the Company from time to time. The TCP Employee was also issued 125,000 shares of restricted stock, vesting over a four-year period and 180,000 PSUs, vesting over three years in increments of 20% for 2014, 20% for 2015 and 60% for 2016. The Company paid the TCP Employee approximately $0.1 million and $0.2 million for services under the consulting arrangement during the three months ended September 30, 2015 and 2014, respectively. The Company paid the TCP Employee approximately $0.3 million for services under the consulting arrangement during each of the nine months ended September 30, 2015 and 2014. These amounts are included in operating expenses in the Company’s accompanying unaudited condensed consolidated financial statements. At September 30, 2015 and December 31, 2014, there were no amounts owed to the TCP Employee.

Transactions with Tennman WR-T, Inc.

On May 5, 2014, the Company entered into a merger agreement (the “Tennman Merger Agreement”), with Tennman WR-T, Inc. (“Tennman WR-T”), a Delaware corporation, pursuant to which the Company acquired the remaining 18% interest in William Rast Sourcing, LLC (“Rast Sourcing”) and William Rast Licensing LLC (“Rast Licensing”). As part of the Tennman Merger Agreement, the Company is obligated to make royalty payments to Tennman Brands, LLC, subject to the William Rast brand achieving certain performance thresholds. The Company was not obligated to make any royalty payments to Tennman Brands, LLC during the three and nine months ended September 30, 2015 as the performance thresholds have not been achieved.

Under the prior royalty agreement among Tennman WR-T, Rast Sourcing and Rast Licensing, royalty payments made by Rast Sourcing to Tennman WR-T amounted to approximately $0.3 million and $0.6 million for the three and nine months ended September 30, 2014. At September 30, 2015 and December 31, 2014, there were no amounts owed to Tennman WR-T. During the nine months ended September 30, 2014, the Company recorded approximately $0.4 million in royalty expense, which was included in operating expenses in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2014.

Transactions with E.S. Originals, Inc.

A division president of the Company maintains a passive ownership interest in one of the Company’s licensees, E.S. Originals, Inc. (“ESO”). The Company receives royalties from ESO under license agreements for certain of the Company’s brands in the footwear category. The Company recorded approximately $3.4 million and $1.9 million of revenue for the three months ended September 30, 2015 and 2014, respectively, for royalties earned from ESO license agreements. The Company recorded approximately $10.5 million and $1.9 million of revenue for the nine months ended September 30, 2015 and 2014, respectively, for royalties earned from ESO license agreements. At September 30, 2015 and December 31, 2014, the Company had approximately $3.4 million and $3.3 million recorded as accounts receivable from ESO in the accompanying condensed consolidated balance sheets, respectively.

Investment in Available-for-Sale Securities

As further discussed in Note 2, during the three months ended September 30, 2015, the Company purchased available-for-sale securities from Tengram Capital Partners, L.P., which is an affiliate of Tengram Capital Partners Gen2 Fund, L.P., one of the Company’s largest stockholders, for an aggregate purchase price of approximately $12.0 million (plus related transaction expenses), which was the purchase price paid by Tengram Capital Partners, L.P. upon the acquisition of such available-for-sale securities in open market transactions. The Company did not pay a fee or any compensation to Tengram Capital Partners, L.P. in connection with the Company’s investment in available-for-sale securities.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

11.	Sale of People’s Liberation Brand

On February 24, 2015, the Company sold the People’s Liberation® brand to a third party operating entity for (i) $0.7 million in cash and a note receivable and (ii) an earn-out of $1.0 million in cash in the event that total gross sales of products under the People’s Liberation® brand equal or exceed $30.0 million during the 2015 calendar year (the “People’s Liberation Sale Price”).  As a result of the sale, the Company recorded a gain of $0.7 million as the People’s Liberation® brand had no value on the Company’s accompanying unaudited condensed consolidated balance sheet, which is recorded in other income in the accompanying unaudited condensed consolidated statement of operations during the nine months ended September 30, 2015.  The third party operating entity agreed to pay the Company one-fifth of the People’s Liberation Sale Price upon closing and one-fifth of the People’s Liberation Sale Price on the anniversary of the closing for the next four years.  The Company reported the short-term portion of the receivable in prepaid expenses and other current assets and the long-term portion in other assets in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2015.

12.	Acquisitions

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

Pursuant to the terms of the JS Purchase Agreement, the Company purchased membership interests in With You LLC for an aggregate purchase price consisting of (a) $119.3 million in cash, (b) $2.8 million of guaranteed contractual payments and (c) approximately $1.3 million of equity utilizing the closing stock price of $13.34 on April 8, 2015. After giving effect to the transactions contemplated by the JS Purchase Agreement, the Company owns 62.5% of the outstanding membership interests in With You LLC and WYI owns 37.5% of the outstanding membership interests in With You LLC. In connection with the JS Purchase Agreement, the Company and WYI entered into an operating agreement for With You LLC, pursuant to which the Company and WYI agreed to certain rights and obligations with respect to the governance of With You LLC.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets were recorded at their estimated fair values, and operating results for the Jessica Simpson® brand are included in the Company’s condensed consolidated financial statements from the Effective Date.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

The allocation of the preliminary purchase price is summarized as follows:

Cash paid	$119,250
Guaranteed contractual payments	2,822
Fair value of common stock issued (97,087 shares)	1,295
Total consideration paid by Sequential	$123,367

Allocated to:
Goodwill	$3,480
Trademarks	184,475
Customer agreements	506
Noncontrolling interest	(65,094)
$123,367

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business. The Company’s goodwill is deductible for tax purposes and will be amortized over a period of 15 years. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization was recorded in the Company’s accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2015. Goodwill and trademarks are subject to a test for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill and/or trademarks may not be recoverable. License agreements are amortized on a straight-line basis over their expected useful lives of four years. The Company incurred legal and other costs related to the transaction of approximately $2.5 million and $2.7 million, which have been recognized in operating expenses in the accompanying unaudited condensed consolidated statement of operations during the three and nine months ended September 30, 2015, respectively.

Subsequent to filing the Quarterly Report on Form 10-Q for the three months ended June 30, 2015, the Company discovered an error in the preliminary purchase price allocation for the transactions contemplated by the JS Purchase Agreement. The Company incorrectly established a deferred tax liability for the noncontrolling interest of the Sellers to provide deferred taxes on the difference between GAAP and tax basis for the intangible assets acquired pursuant to the JS Purchase Agreement. Because With You LLC is treated as a partnership for federal and state income tax purposes, the Company is not required to provide a deferred tax liability related to the noncontrolling interest of the Sellers. The accompanying unaudited condensed consolidated balance sheet at September 30, 2015 has been corrected to reflect a reduction to deferred tax liability and goodwill of approximately $26.8 million. The Company does not intend to restate the Quarterly Report on Form 10-Q for the three months ended June 30, 2015, because, in the opinion of management, the effect is not material.

Total revenues and income from continuing operations since the date of the acquisition of the Jessica Simpson® brand, included in the accompanying unaudited condensed consolidated statements of operations for the three months ended September 30, 2015, are approximately $5.5 million and $1.9 million, respectively. Total revenues and income from continuing operations since the date of the acquisition of the Jessica Simpson® brand, included in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2015, are approximately $11.3 million and $5.7 million, respectively.

Joe’s Jeans® Brand

On September 8, 2015, the Company and Joe’s Holdings LLC, a newly formed Delaware limited liability company and wholly-owned subsidiary of the Company (“Joe’s Holdings”), entered into an asset purchase agreement (the “Joe’s Jeans Purchase Agreement”) with Joe’s Jeans Inc., a Delaware corporation, as part of a series of transactions by Joe’s Jeans, pursuant to which Joe’s Holdings purchased, among other things, certain intellectual property assets used or held for use in Joe’s Jeans’ business operated under the brand names “Joe’s Jeans,” Joe’s,” “Joe’s JD” and “else” for an aggregate cash purchase price of $67.0 million (the “Joe’s Jeans Acquisition”).

On September 11, 2015 (the “Joe’s Jeans Closing Date”), the transactions contemplated by the Joe’s Jeans Purchase Agreement were consummated concurrently with the transactions contemplated by that certain asset purchase agreement, dated as of September 8, 2015 (the “GBG Asset Purchase Agreement”), by and between Joe’s Jeans and GBG USA Inc. (“GBG”). As of the Joe’s Jeans Closing Date, Joe’s Jeans retained the 32 Joe’s Jeans® branded retail stores and will proceed with the disposition of certain stores in accordance with terms of the Joe’s Jeans Purchase Agreement and the GBG Asset Purchase Agreement.  Furthermore, on the Joe’s Jeans Closing Date, pursuant to the terms of the Joe’s Jeans Purchase Agreement and the GBG Asset Purchase Agreement, Joe’s Holdings and GBG deposited $2.5 million and $1.5 million, respectively, into an escrow account to be used by Joe’s Jeans to offset net costs and expenses related to the operation and disposition of such stores. Subject to certain limitations on Joe’s Jeans’ aggregate net liability with respect to these costs and expenses and subject to the completion of certain other pending transactions by Joe’s Jeans, such costs and expenses in excess of the amounts deposited into the escrow account on the Joe’s Jeans Closing Date will be borne by Joe’s Holdings and Joe’s Jeans.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

In connection with the acquisition, the Company also incurred an obligation for (i) $0.8 million in guaranteed contractual payments and (ii) $1.7 million under a loan payoff agreement payable to the Joe’s Jeans founder, Mr. Joseph Dahan.

The Joe’s Jeans Purchase Agreement contains representations, warranties and covenants of Joe’s Jeans and indemnification rights of both Joe’s Jeans and Joe’s Holdings after the closing of the transactions contemplated by the Joe’s Jeans Purchase Agreement that are customary for transactions of this type.

The Joe’s Jeans Acquisition was accounted for under the acquisition method of accounting. Accordingly, the acquired assets were recorded at their estimated fair values, and operating results for the Joe’s Jeans® brand are included in the Company’s condensed consolidated financial statements from the effective date of the acquisition, September 11, 2015.

The allocation of the preliminary purchase price is summarized as follows:

Cash paid	$71,168
Guaranteed contractual payments	826
Total consideration paid by Sequential	$71,994

Allocated to:
Goodwill	$980
Trademarks	70,942
Customer agreements	72
$71,994

Goodwill arising from the acquisition mainly consists of the synergies of an ongoing licensing and brand management business. The Company’s goodwill is deductible for tax purposes and will be amortized over a period of 15 years. Trademarks have been determined by management to have an indefinite useful life and, accordingly, no amortization was recorded in the Company’s accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2015. Goodwill and trademarks are subject to a test for impairment on an annual basis or sooner, if an event occurs or circumstances change that indicate that the carrying amount of the goodwill and/or trademarks may not be recoverable. License agreements are amortized on a straight-line basis over their expected useful lives of four years. The Company incurred legal and other costs related to the transaction of approximately $1.9 million, which have been recognized in operating expenses in the accompanying unaudited condensed consolidated statements of operations during each of the three and nine months ended September 30, 2015.

Total revenues and income from continuing operations since the Joe’s Jeans Closing Date, included in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015, are each approximately $0.3 million.

Pro Forma Information

The following unaudited consolidated pro forma information gives effect to the transactions contemplated by the JS Purchase Agreement and Joe’s Jeans Purchase Agreement as if such transactions had occurred on January 1, 2014. The following pro forma information is presented for illustration purposes only and is not necessarily indicative of the results that would have been attained had the transactions contemplated by the JS Purchase Agreement and Joe’s Jeans Purchase Agreement been completed on January 1, 2014, nor is it indicative of results that may occur in any future periods.

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)

Revenues	$23,017	$14,480	$60,838	$37,402
Income from continuing operations	$14,970	$510	$33,809	$3,976
Net income (loss) attributable to Sequential Brands Group, Inc. and Subsidiaries	$3,218	$323	$3,416	$(9,260)

Earnings (loss) per share:
Basic	$0.08	$0.01	$0.09	$(0.33)
Diluted	$0.08	$0.01	$0.08	$(0.33)

Weighted-average shares outstanding:
Basic	40,361,578	32,580,818	40,105,059	28,051,557
Diluted	42,685,766	35,262,150	42,360,105	28,051,557

13.	Proposed Acquisition of Martha Stewart Living Omnimedia

On June 22, 2015, the Company, MSLO, Madeline Merger Sub, Singer Merger Sub and TopCo entered into the MSLO Merger Agreement, pursuant to which the Company will acquire MSLO.

Pursuant to the MSLO Merger Agreement, at the closing of the MSLO Merger (such date, the “MSLO Merger Closing Date”), Madeline Merger Sub will merge with and into MSLO (the “MSLO Merger”), with MSLO continuing as the surviving corporation of the MSLO Merger and a wholly owned subsidiary of TopCo, upon the terms and subject to the conditions set forth in the MSLO Merger Agreement. In connection therewith, each issued and outstanding share of MSLO’s Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share (together, the “MSLO Common Stock”), will be converted into the right to receive either $6.15 in cash (the “MSLO Cash Consideration”) or a number of fully-paid and non-assessable shares of TopCo’s common stock, par value $0.01 per share (the “TopCo Common Stock”), together with cash, in lieu of fractional shares of TopCo Common Stock, equal to the MSLO Cash Consideration divided by the volume-weighted average price per share of the Company’s common stock, par value $0.001 per share (“Sequential Common Stock”), on NASDAQ for the consecutive period over the five trading days ending on the trading day immediately preceding the MSLO Merger Closing Date, as calculated by Bloomberg Financial LP under the function “VWAP.” Pursuant to a Letter Agreement, dated as of October 22, 2015 (the “MSLO Letter Agreement”), by and among the Company, MSLO, Singer Merger Sub, Madeline Merger Sub and TopCo, which amended the MSLO Merger Agreement, as of the MSLO Merger Closing Date, each outstanding share of the Sequential Common Stock shall represent one outstanding share of TopCo Common Stock without further action by holders of the Sequential Common Stock.

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

The stockholders of MSLO have been asked to vote on the adoption of the MSLO Merger Agreement at a special stockholders meeting scheduled to be held on December 2, 2015. Consummation of the Mergers is contingent upon obtaining the approval of both MSLO stockholders holding at least fifty percent (50%) in combined voting power of the outstanding MSLO Common Stock and holders of at least fifty percent (50%) in combined voting power of the outstanding MSLO Common Stock not owned, directly or indirectly, by Martha Stewart and her affiliates (the “MSLO Stockholder Approval”).

The Company and MSLO prepared, and TopCo filed with the SEC on July 30, 2015, a registration statement on Form S-4 in connection with the issuance of shares of TopCo Common Stock in the Mergers (the “Form S-4”), which was declared effective by the SEC on October 23, 2015.  The Form S-4 included a preliminary prospectus with respect to the shares to be issued in the MSLO Merger and served as a preliminary proxy statement with respect to the required vote of the stockholders of MSLO in connection with the MSLO Merger and a preliminary information statement for the Company’s stockholders.  TopCo filed with the SEC on October 27, 2015, a final prospectus which serves as the definitive proxy statement with respect to the required vote of the stockholders of MSLO in connection with the MSLO Merger and a definitive information statement for the Company’s stockholders (the “Combined Statement”).

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

After the MSLO Merger Closing Date, TopCo will be renamed Sequential Brands Group, Inc., TopCo Common Stock will be listed on NASDAQ under the ticker “SQBG”, the Company’s current board of directors will become the board of directors of TopCo and Martha Stewart will become a member of TopCo’s board of directors.

The MSLO Merger Agreement generally contains reciprocal representations and warranties of each of MSLO and the Company that are typical for a public company merger and are qualified by information contained in each party’s respective SEC filings.

In addition to the MSLO Stockholder Approval, consummation of the Mergers is subject to customary conditions, including, without limitation, (i) the expiration or termination of any waiting period applicable to the consummation of the Mergers under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) (such termination occurred on July 17, 2015), (ii) obtaining Company’s stockholder approval, which approval was obtained by written consent on June 22, 2015 following execution and delivery of the MSLO Merger Agreement, (iii) the receipt of certain tax opinions, (iv) the effectiveness of the Form S-4 (with the Form S-4 having been declared effective by the SEC on October 23, 2015), (v) obtaining authorization for TopCo shares to be listed on NASDAQ and (vi) the absence of any law or order prohibiting the Mergers. Moreover, each party’s obligation to consummate the Mergers is subject to certain other conditions, including without limitation (x) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers) and (y) the other party’s compliance with its covenants and agreements contained in the MSLO Merger Agreement, subject to customary materiality qualifiers.

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

In connection with the financing of the transactions contemplated by the MSLO Merger Agreement, the Company has entered into the Commitment Letter with GSO Capital, pursuant to which GSO Capital has committed to make available to the Company two senior secured term loan facilities under which the Company (and following the MSLO Merger Closing Date, TopCo) may borrow (i) on the MSLO Merger Closing Date, up to $300.0 million, plus (ii) on or after the MSLO Merger Closing Date, up to an additional $60.0 million. The proceeds of the Financing Commitments will be used to fund the MSLO Merger pursuant to the terms of the MSLO Merger Agreement, to repay existing debt of the Company, to pay fees and expenses in connection therewith, for working capital, capital expenditures and other general corporate purposes of the Company and its subsidiaries (and following the MSLO Merger Closing Date, of TopCo and its subsidiaries). The Financing Commitments are subject to various conditions, including the negotiation and execution of definitive financing agreements prior to December 22, 2015 and the consummation of the Mergers in accordance with the terms and conditions set forth in the MSLO Merger Agreement.

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

SEQUENTIAL BRANDS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

14.	New Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03 – “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”), which changes the presentation of debt issuance costs in financial statements. ASU No. 2015-03 requires an entity to present such costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. The standards core principle is debt issuance costs related to a note shall be reported in the balance sheet as a direct deduction from the face amount of that note and that amortization of debt issuance costs also shall be reported as interest expense. ASU No. 2015-03 is effective for annual and interim periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is allowed for all entities for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The Company is currently evaluating the impact of this guidance.

In May 2014, the FASB issued ASU No. 2014-09, - “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under ASU No. 2014-09 requires that a company recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration, to which the company expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted. Companies will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in ASU No. 2014-09. The Company is currently evaluating the impact of this guidance.

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

Overview

We own a portfolio of consumer brands in the fashion, active and lifestyle categories. We promote, market and license these brands and intend to pursue acquisitions of additional brands or rights to brands. We have licensed and intend to license our brands in a variety of categories to retailers, wholesalers and distributors in the United States and in certain international territories. As of September 30, 2015, we had more than 100 licensees, almost all of which are wholesale licensees. In a wholesale license, a wholesale supplier is granted rights (typically on an exclusive basis) to a single or small group of related product categories for sale to multiple accounts within an approved channel of distribution and territory. Also, as part of our business strategy, we have previously entered into (and expect in the future to enter into) direct-to-retail licenses. In a direct-to-retail license, a single retailer is granted the right (typically on an exclusive basis) to sell branded products in a broad range of product categories through its brick and mortar stores and e-commerce sites.

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

Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015, for a discussion of our critical accounting policies. During the three and nine months ended September 30, 2015, there were no material changes to these policies except for the following:

Investments

The Company has marketable securities that are classified as available-for-sale securities under ASC 320, Investments – Debt and Equity Securities. Such available-for-sale securities are reported at fair value in the accompanying unaudited condensed consolidated statement of cash flows as an investing activity. The Company reviews its available-for-sale securities at each reporting period to determine whether a decline in fair value is other-than-temporary. Any decline in fair value that is determined to be other-than-temporary would be adjusted by an impairment charge in the accompanying unaudited condensed consolidated statements of operations. The primary factors the Company considers in its determination are (i) the length of time that the fair value of the available-for-sale security is below the Company’s carrying value, (ii) the financial condition and operating performance of the available-for-sale security, (iii) the reason for decline in fair value and (iv) the Company’s intent and ability to hold the investment in available-for-sale securities for a period of time sufficient to allow for a recovery in fair value. Realized gains and losses from the sale of available-for-sale securities, if any, are determined on a specific-identification basis. The unrealized gains on the available-for-sale securities are determined at each reporting period.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Three Months Ended September 30,		Change	Change
	2015	2014	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$22,981	$10,000	$12,981	129.8%
Operating expenses	9,960	11,015	(1,055)	-9.6%
Income (loss) from operations	13,021	(1,015)	14,036	1382.9%
Other income	-	4	(4)	100.0%
Interest expense	6,210	3,859	2,351	60.9%
Income (loss) before income taxes	6,811	(4,870)	11,681	239.9%
Provision for (benefit from) income taxes	2,460	(7,603)	10,063	132.4%
Consolidated net income	4,351	2,733	1,618	59.2%
Net income attributable to noncontrolling interest	(1,623)	(88)	(1,535)	1744.3%
Net income attributable to Sequential Brands Group, Inc. and Subsidiaries	$2,728	$2,645	$83	3.1%

The increase of $13.0 million in net revenue for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is primarily attributable to the acquisitions of the Jessica Simpson brand on April 8, 2015 and the Avia and AND1 brands on August 15, 2014. Net revenue for the three months ended September 30, 2015 consists primarily of licensing revenue earned from our license agreements relating to the Jessica Simpson, AND1, Avia, Ellen Tracy, Heelys and Revo brands. Net revenue for the three months ended September 30, 2014 consists of licensing revenue earned primarily from our license agreements relating to the Ellen Tracy, Avia, AND1 and Revo brands; however, the Avia and AND1 brands were acquired on August 15, 2014, which resulted in only one and one-half months of revenue being recognized for the three months ended September 30, 2014.

Operating expenses decreased approximately $1.1 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The primary drivers for this decrease included a decrease in deal costs and the write-off of JC Penney fixturing partially offset by increases in stock-based compensation expense, advertising expenses and payroll expenses. Deal costs decreased approximately $3.2 million over the comparable period in the prior year primarily due to higher deal costs recognized during the three months ended September 30, 2014 for the Galaxy Acquisition of approximately $5.5 million compared to approximately $2.3 million recognized in connection with the Joe’s Jeans Acquisition and costs incurred in connection with the proposed MSLO Merger, which is expected to close before year end. During the three months ended September 30, 2014, we incurred a $0.9 million write-off of JC Penney fixturing for the William Rast business that terminated and relaunched exclusively with Lord & Taylor. Stock-based compensation expense increased approximately $1.1 million primarily due to the PSUs granted to our employees and non-employees, for which management has determined that the likelihood of such PSUs being earned became probable (see Note 9 to our accompanying unaudited condensed consolidated financial statements) and equity grants. With the acquisition of new brands in the second half of 2014 and the Jessica Simpson brand on April 8, 2015 as well as the launch of new marketing initiatives, advertising expenses increased approximately $0.6 million over the comparable period in the prior year. Our headcount has also increased over the comparable period in the prior year, which led to an increase in payroll expense of approximately $0.8 million.

Interest expense during the three months ended September 30, 2015 includes interest incurred under the A&R Loan Agreements and interest rate swaps of approximately $5.8 million and non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $0.4 million. Interest expense during the three months ended September 30, 2014 includes interest incurred under the Legacy Term Loans which were repaid on August 15, 2014, interest incurred under the Prior Loan Agreements and interest rate swaps of approximately $2.1 million, non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $0.9 million, of which $0.7 million was written off due to the Second Lien Loan Agreement being repaid on August 15, 2014, and the accretion of the discount recorded associated with the warrants issued in connection with the Second Lien Loan Agreement of approximately $0.9 million which the Company wrote off due to the Second Lien Loan Agreement being repaid on August 15, 2014.

The provision for (benefit from) income taxes for the three months ended September 30, 2015 and 2014 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes.

Noncontrolling interest from continuing operations for the three months ended September 30, 2015 represents net income allocations of approximately $1.5 million to With You, Inc., a member of With You LLC, and approximately $0.1 million to Elan Polo International, Inc., a member of DVS LLC. Noncontrolling interest from continuing operations for the three months ended September 30, 2014 represents net income allocations to Elan Polo International, Inc. of $0.1 million.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

The following table sets forth, for the periods indicated, results of operations information from our unaudited condensed consolidated financial statements:

	Nine Months Ended September 30,		Change	Change
	2015	2014	(Dollars)	(Percentage)
	(in thousands, except percentages)

Net revenue	$56,833	$23,265	$33,568	144.3%
Operating expenses	30,561	21,200	9,361	44.2%
Income from operations	26,272	2,065	24,207	1172.3%
Other income	700	5	695	13900.0%
Interest expense	17,162	6,361	10,801	169.8%
Income (loss) before income taxes	9,810	(4,291)	14,101	328.6%
Provision for (benefit from) income taxes	3,348	(7,357)	10,705	145.5%
Consolidated net income	6,462	3,066	3,396	110.8%
Net income attributable to noncontrolling interest	(3,617)	(285)	(3,332)	1169.1%
Net income attributable to Sequential Brands Group, Inc. and Subsidiaries	$2,845	$2,781	$64	2.3%

The increase in net revenue for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily attributable to the acquisitions of the Jessica Simpson brand on April 8, 2015 and the Avia and AND1 brands on August 15, 2014. This increase was offset primarily by the loss of the royalty revenue from the license agreement with J.C. Penney Corporation as a result of the termination of such license agreement as of June 30, 2014. Net revenue for the nine months ended September 30, 2015 consists primarily of licensing revenue earned from our license agreements relating to the Jessica Simpson, AND1, Avia, Ellen Tracy and Revo brands. Net revenue for the nine months ended September 30, 2014 consists of licensing revenue earned primarily from our license agreements related to the Ellen Tracy, Avia, AND1, Revo and William Rast brands; however, the Avia and AND1 brands were acquired on August 15, 2014, which resulted in only one and one-half months of revenue being recognized for the nine months ended September 30, 2014.

Operating expenses increased approximately $9.4 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The primary drivers for this increase included stock-based compensation expense, advertising expenses and payroll expenses. Stock-based compensation expense increased approximately $2.0 million in connection with the grant of 210,500 PSUs with immediate vesting awarded by the Compensation Committee, on a discretionary basis, to our employees and consultants and $2.0 million for PSUs granted to our employees and non-employees, for which management has determined that the likelihood of such PSUs being earned became probable (see Note 9 to our accompanying unaudited condensed consolidated financial statements) and equity grants. With the acquisition of new brands in the second half of 2014 and the Jessica Simpson brand on April 8, 2015 as well as the launch of new marketing initiatives, advertising expenses increased approximately $3.2 million over the comparable period in the prior year. Our headcount has also increased over the comparable period in the prior year, which led to an increase in payroll expense of approximately $1.4 million. During the nine months ended September 30, 2014, we incurred a $0.9 million write-off of JC Penney fixturing for the William Rast business that terminated and relaunched exclusively with Lord & Taylor.

Other income during the nine months ended September 30, 2015 consists of the Company’s gain on the sale of the People’s Liberation brand.

Interest expense during the nine months ended September 30, 2015 includes interest incurred under the A&R Loan Agreements, Loan Agreements and interest rate swaps of approximately $14.0 million and non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $1.1 million. Additionally, we expensed $2.1 million of deferred financing costs as a result of an extinguishment of debt in accordance with ASC 470 – Debt in connection with our entry into the A&R Second Lien Credit Agreement. Interest expense during the nine months ended September 30, 2014 includes interest incurred under the Prior Loan Agreements, Legacy Term Loans and interest rate swaps of approximately $4.3 million, non-cash interest related to the amortization of deferred financing costs and annual fees of approximately $1.0 million, of which $0.7 million was written off due to the Second Lien Loan Agreement being repaid on August 15, 2014, and the accretion of the discount recorded associated with the warrants issued in connection with the Second Lien Loan Agreement of approximately $1.0 million, of which $0.9 million was written off due to the Second Lien Loan Agreement being repaid on August 15, 2014.

The provision for (benefit from) income taxes for the nine months ended September 30, 2015 and 2014 represents the non-cash deferred tax expense created by the amortization of certain acquired trademarks for tax but not book purposes and taxes for state, local and foreign jurisdictions. The effective tax rate differs from the statutory tax rate primarily due to benefits from taxes attributable to noncontrolling interest and changes in valuation allowance.

Noncontrolling interest from continuing operations for the nine months ended September 30, 2015 represents net income allocations of approximately $3.2 million to With You, Inc., a member of With You LLC, and approximately $0.4 million to Elan Polo International, Inc., a member of DVS LLC. Noncontrolling interest from continuing operations for the nine months ended September 30, 2014 represents net income allocations to Elan Polo International, Inc., of $0.2 million.

Liquidity and Capital Resources

As of September 30, 2015, our continuing operations had cash of approximately $28.3 million, a working capital from continuing operations balance of approximately $40.6 million and outstanding debt obligations under the A&R Loan Agreements of approximately $368.0 million, inclusive of the $1.5 million debt discount recorded on the sale of our common stock to certain lender (see Note 7 for further discussion of the Equity Issuance). As of December 31, 2014, our continuing operations had cash of approximately $22.5 million, a working capital balance of approximately $23.6 million and outstanding debt obligations under the Loan Agreements of approximately $175.5 million. Working capital is defined as current assets minus current liabilities, excluding discontinued operations. We believe that cash from operations and our currently available cash (including available borrowings under our existing financing arrangements) will be sufficient to satisfy our anticipated working capital requirements for the foreseeable future. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities, which is how we have historically financed our acquisitions. See Note 7 to our accompanying unaudited condensed consolidated financial statements for a description of certain prior financing transactions consummated by us.

Cash Flows from Continuing Operations

Cash flows from continuing operations for operating, financing and investing activities for the nine months ended September 30, 2015 and 2014 are summarized in the following table:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)

Operating activities	$13,324	$(5,349)
Investing activities	(203,553)	(108,504)
Financing activities	196,206	116,679
Net increase in cash from continuing operations	$5,977	$2,826

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $13.3 million for the nine months ended September 30, 2015 as compared to net cash used in operating activities of approximately $5.3 million for the nine months ended September 30, 2014. The primary driver for this increase was an increase in net income of $3.4 million, which included offsets for non-cash expenses related to non-cash stock-based compensation of approximately $4.0 million, deferred income taxes of $10.0 million and the amortization of deferred financing costs of $1.0 million.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $203.6 million for the nine months ended September 30, 2015, primarily consisting of cash paid for the acquisition of With You LLC and the Joe’s Jeans Acquisition and to purchase available-for-sale securities. Net cash used in investing activities from continuing operations was approximately $108.5 million for the nine months ended September 30, 2014, primarily consisting of cash paid for the remaining 18% interest in Rast Sourcing and Rast Licensing and the Galaxy Acquisition.

Financing Activities

Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2015 amounted to approximately $196.2 million as compared to approximately $116.7 million for the nine months ended September 30, 2014. We received $205.7 million of proceeds under the A&R Loan Agreements, which were primarily used to finance the acquisition of With You LLC and the Joe’s Jeans Acquisition and to pay approximately $4.9 million of fees and expenses in connection therewith. We made approximately $11.7 million of repayments under the A&R Loan Agreements and Loan Agreements for the nine months ended September 30, 2015 as compared to approximately $59.0 million of repayments under the Legacy Term Loans during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, GSO Capital purchased $10.0 million of the Company’s common stock, and we repurchased 81,025 shares of common stock from employees for approximately $0.8 million for tax withholding purposes related to the vesting of restricted stock.

Future Capital Requirements

We believe cash on hand and cash from operations will be sufficient to meet our capital requirements for the twelve months following September 30, 2015, as they relate to our current operations. We intend to continue financing future brand acquisitions through a combination of cash from operations, bank financing and the issuance of additional equity and/or debt securities. The extent of our future capital requirements will depend on many factors, including our results of operations and growth through the acquisition of additional brands, and we cannot be certain that we will be able to obtain additional financing in sufficient amounts and/or on acceptable terms in the near future, if at all.

On June 22, 2015, we entered into the Commitment Letter with GSO Capital, pursuant to which GSO Capital has committed to provide up to $360.0 million under senior secured second lien term loans facilities (which we refer to collectively as the “Second Lien Facility”), of which (i) up to $300.0 million will be available on the MSLO Merger Closing Date and (ii) up to $60.0 million will be available at or after the MSLO Merger Closing Date.  We expect to borrow on the MSLO Merger Closing Date the funds available on such date and to use the proceeds therefrom to refinance and repay, in full, the existing indebtedness under our A&R Second Lien Credit Agreement to finance the Mergers and to pay fees and transaction costs related to the Mergers and the Second Lien Facility, for working capital, capital expenditure and other general corporate purposes.  After the MSLO Merger Closing Date, we expect to use the proceeds of any borrowings under the Second Lien Facility for corporate purposes, and any borrowings under any incremental facilities for the purposes of permitted acquisitions.

Off-Balance Sheet Arrangements

At September 30, 2015 and December 31, 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We limit exposure to foreign currency fluctuations by requiring the majority of our license agreements to be denominated in U.S. dollars. One of our license agreements is denominated in Canadian dollars. If there were an adverse change in the exchange rate from Canadian to U.S. dollars of less than 10%, the expected effect on net income would have been immaterial during the three and nine months ended September 30, 2015.

Our earnings may also be affected by changes in LIBOR interest rates as a result of our borrowings under the A&R Loan Agreements, which bear interest at a LIBOR rate plus an applicable margin. An increase of less than 2% in LIBOR interest rates affecting the A&R Loan Agreements would not have had a material effect on our results of operations during the three and nine months ended September 30, 2015 and 2014. As further discussed in Note 7 to our accompanying unaudited condensed consolidated financial statements, we have entered into the Swap Agreements to mitigate the effects of a change in LIBOR interest rates with respect to borrowings under the A&R Loan Agreements.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2015, the end of the period covered by this report. Based on, and as of the date of such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015 such that the information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to certain legal proceedings and claims arising in connection with the normal course of our business. In the opinion of management, there are currently no claims that could have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In connection with the Mergers, the following 13 putative stockholder class action lawsuits have been filed in the Court of Chancery of the State of Delaware: (1) David Shaev Profit Sharing Plan f/b/o David Shaev v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 25, 2015; (2) Malka Raul v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 26, 2015; (3) Daniel Lisman v. Martha Stewart Living Omnimedia Inc. et. al. filed on June 29, 2015; (4) Matthew Sciabacucchi v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 2, 2015; (5) Harold Litwin v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 5, 2015; (6) Richard Schiffrin v. Martha Stewart filed on July 7, 2015; (7) Cedric Terrell v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (8) Dorothy Moore v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 8, 2015; (9) Paul Dranove v. Pierre De Villemejane. et. al. filed on July 8, 2015; (10) Phuc Nguyen v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 10, 2015; (11) Kenneth Steiner v. Martha Stewart Living Omnimedia Inc. et. al. filed on July 16, 2015; (12) Karen Gordon v. Martha Stewart et. al. filed on July 27, 2015; and (13) Anne Seader v. Martha Stewart Living Omnimedia, Inc. et. al. filed on July 28, 2015. All of the 13 class action lawsuits name us, MSLO, the MSLO board of directors, Madeline Merger Sub, Singer Merger Sub and TopCo as defendants and allege that (a) members of the MSLO board of directors breached their fiduciary duties and (b) we, MSLO, Madeline Merger Sub, Singer Merger Sub and TopCo aided and abetted such alleged breaches of fiduciary duties by the MSLO board of directors. On August 18, 2015, the Delaware Chancery Court issued an order consolidating these actions for all purposes under the caption In re Martha Stewart Living Omnimedia, Inc., et. al. to be the operative complaint in the consolidated action. We have referred the matter to external counsel.  Based on preliminary discussions, we believe that the action is not likely to result in material liability for us.

Item 1A.	Risk Factors

Cautionary Statements and Risk Factors

This Quarterly Report contains forward-looking statements, which are subject to a variety of risks and uncertainties. Our actual results could differ materially from those anticipated in those forward-looking statements as a result of various factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015. There have been no material changes to such risk factors during the nine months ended September 30, 2015, except as set forth below:

The Mergers are subject to certain conditions and, if these conditions are not satisfied or waived, the Mergers may not be completed.

The obligations of the Company and MSLO to complete the transactions contemplated by the MSLO Merger Agreement are subject to the satisfaction or waiver of a number of conditions set forth in the MSLO Merger Agreement, including, among others: (a) the receipt of the MSLO Stockholder Approval and the Company’s stockholder approval (with the Company’s stockholder approval having been obtained by written consent on June 22, 2015); (b) the approval for listing by NASDAQ of the TopCo Common Stock to be issued as consideration in the Mergers (subject to official notice of issuance); (c) the expiration or termination of the HSR Act waiting period (such termination occurred on July 17, 2015); (d) the Form S-4 having been declared effective by the SEC prior to the mailing of the Combined Statement (with the Form S-4 having been declared effective by the SEC on October 23, 2015) and the SEC not having issued any stop order suspending the effectiveness of the Form S-4 or initiated or threatened any proceedings seeking such a stop order; (e) the absence of any law or order from any court or governmental entity preventing or prohibiting the consummation of the Mergers; and (f) other customary conditions for a transaction of this type.

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

After the consummation of the Mergers, the management of the Company may face significant challenges in consolidating MSLO, Galaxy Brand Holdings, Inc., With You LLC and the Joe’s Jeans business, integrating their organizations, procedures, policies and operations, addressing differences in the business cultures and retaining key personnel. In particular, the Company has not historically owned or operated publishing assets, and the combined company will need to determine the appropriate course for integrating and operating such assets on a going forward basis. The integration may be complex and time consuming and could require substantial resources and effort. The integration process and other disruptions resulting from the Company’s recent business combinations may also disrupt the Company’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s relationships with employees, business partners, licensees and others with whom they have business or other dealings, or limit the Company’s ability to achieve the anticipated benefits of the Mergers. In addition, difficulties in integrating the businesses mentioned above could harm the reputation of the Company.

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

During the three months ended September 30, 2015, there were no unregistered sales of equity securities, other than those described in Note 7 of the accompanying unaudited condensed consolidated financial statements, which description is incorporated herein by reference.

During the three months ended September 30, 2015, we did not repurchase any shares of our common stock and we do not currently have in place a repurchase program with respect to our common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Exhibit Title

2.1	Letter Agreement, dated as of October 22, 2015, by and among Sequential Brands Group, Inc., Singer Madeline Holdings, Inc., Martha Stewart Living Omnimedia, Inc., Singer Merger Sub, Inc. and Madeline Merger Sub, Inc. Incorporated by reference to Exhibit 2.2 to Singer Madeline Holdings, Inc.’s Registration Statement on Form S-4/A filed October 22, 2015.

10.1***	Asset Purchase Agreement, dated as of September 8, 2015, by and among Sequential Brands Group, Inc., Joe’s Jeans Inc. and Joe’s Holdings LLC. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 14, 2015.

10.2*	Limited Consent and Waiver, dated as of September 11, 2015, related to the Second Amended and Restated First Lien Credit Agreement, dated as of April 8, 2015, by and among Sequential Brands Group, Inc., the guarantors party thereto, the lenders party thereto from time to time and Bank of America, N.A., as administrative and collateral agent thereunder.

10.3*	Incremental Joinder Agreement, First Amendment, dated as of September 11, 2015, to the Amended and Restated Second Lien Credit Agreement, dated as of April 8, 2015, by and among Sequential Brands Group, Inc., the guarantors party thereto, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative and collateral agent thereunder.

10.4*	Second Amendment, dated as of November 4, 2015, to the Amended and Restated Second Lien Credit Agreement, dated as of April 8, 2015, by and among Sequential Brands Group, Inc., the guarantors party thereto, the lenders party thereto from time to time and Wilmington Trust, National Association, as administrative and collateral agent thereunder.

31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SEQUENTIAL BRANDS GROUP, INC.

Date: November 9, 2015	/s/ Gary Klein
By: Gary Klein
Title: Chief Financial Officer (Principal Financial Officer)